Form 10-K
period 1996-12-31
ALAMO GROUP INC
filed 1997-03-27
CIK 897077

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form  10-K

       (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

           For the Fiscal Year ended December 31, 1996

   (     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-21220

                        ALAMO GROUP INC.
     (Exact name of registrant as specified in its charter)

             DELAWARE
74-1621248
   (State or other jurisdiction of
(I.R.S. Employer Identification Number)
    incorporation or organization)

              1502 E. Walnut, Seguin, Texas  78155
            (Address of principal executive offices)

 Registrant's telephone number, including area code:  (210) 379-
                              1480
Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $ .10 Par  Value
                        (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes         No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of February 28, 1997 (based upon the last reported sale price of $15.375 per share) was approximately $79,560,797 on such date.

   The  number of shares of the issuer's Common Stock, par  value
$.10  per  share,  outstanding as  of  February  28,   1997,  was
9,589,851 shares.

    Documents Incorporated by reference: Portions of the Registrant's Proxy Statement relating to the year ended December 31, 1996 and the 1996 Annual Meeting of Stockholders to be held on April 29, 1997, have been incorporated by reference herein (Part III).






         ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
                            FORM 10-K
                        TABLE OF CONTENTS


                                                             Page
                             PART I
Item                        1.                           Business
 .................................................................
 .................................................................
 ....  3

Item 2.     Properties                                        7

Item 3.     Legal Proceedings                                 7

Item 4.     Submission of Matters to a Vote of Security Holders
7

Item 4a.    Executive Officers of the Company                 7

                             PART II

Item 5.     Market for Registrant's Common Stock And Related
Stockholder Matters                                           8

Item 6.
Selected Financial Data                                       9

Item                                                           7.
Management's Discussion and Analysis of Financial Condition
       and Results of Operations                              9

Item 8.
Financial Statements                                         12

Item                                                           9.
Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                12

                            PART III

Item 10.
Directors and Executive Officers                             12

Item 11.
Executive Compensation                                       12

Item 12.
Security Ownership of Certain Beneficial Owners and Management 12

Item 13.
Certain Relationships and Related Transactions               12

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K ......................................              13

Index to Consolidated Financial Statements
 ..................................................................
 ................................                            F-1



                             PART I

Item 1.  Business

General

   Alamo Group Inc. and its subsidiaries ("Alamo Group", "Alamo", or the "Company") is a leading manufacturer of high quality, tractor-mounted mowing and other vegetation maintenance equipment and replacement parts for industrial and agricultural end-users. The Company believes it is one of the only vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy-duty cutting technologies: rotary, flail and sickle-bar. The Company's history of developing innovative products, its reputation for quality and service and its broad geographic market coverage, principally in North
America and Europe, have enabled the Company to establish leadership positions in the niche markets it serves.

History

   The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955. The Company was reincorporated in Delaware in November, 1987.

   Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement, and selected acquisitions. The Company's first products were based on the rotary cutting technology. Through acquisitions, the Company added the flail cutting technology in 1983 and the sickle-bar technology in 1984. The Company added to its presence in industrial and governmental markets with the acquisition of Tiger registered trademark at the end of 1994.

   A major thrust into agricultural mowing markets was begun in 1986 with the acquisition of Rhino registered trademark, a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the Rhino dealer network during a period of industry contraction. Distribution network expansion remains a primary focus of the Company's marketing plans for agricultural and industrial uses. Another strategic move was made in 1995 with the acquisition of Herschel registered trademark, a leading manufacturer and distributor of high wear, high turnover farm equipment replacement parts. Further, the Company has concentrated on developing new products which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

  In 1991, the Company began its international expansion with the acquisition of McConnel registered trademark, a United Kingdom manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Later moves have been to add Bomford registered trademark in the U.K. and SMA registered trademark in France.

   Other key acquisitions have expanded the Company's geographic coverage and product offerings. Alamo's development has been enhanced by some twenty acquisitions over its history.

   The Company's initial public offering was in 1993, and in 1995 the Company completed an additional equity offering. Proceeds were used to pay off debt relating to acquisitions as well as to position the Company for further development through internal growth and acquisitions. Alamo Group's stock was listed on the New York Stock Exchange in 1995.

  In 1996, Alamo expanded its internal manufacturing capabilities through two small business purchases, a flail blade manufacturer in France and a rotary blade manufacturing production line of a U.S. manufacturer (to be completed in 1997). 1994 through 1996 acquisitions are further detailed in Notes to Consolidated Financial Statements.

   The Company emphasizes high quality, cost efficient products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs. The Company has a long-standing policy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a leading share of their niche markets. The Company has successfully utilized its expertise in design, procurement, manufacturing and marketing to increase the profitability of its acquired businesses.

Marketing and Marketing Strategy

   The  Company's  products are sold through the Company's  eight marketing  organizations under the Alamo Industrial, Rhino,  M&W,
McConnel,   Bomford,   SMA,  Tiger,  Herschel-Adams   and   Rhino
International trademarks.

   Alamo Industrial equipment is principally sold to governmental end-users and, to a lesser extent, to the agricultural market and commercial turf market. Domestic governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, and replacement parts for heavy-duty, intensive use applications, including the maintenance of highway, airport, recreational and other public areas. Municipal park agencies, golf courses and landscape maintenance contractors purchase certain Alamo Industrial mowers that deliver a fine manicured cut.

   Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops, and for hay-making activities. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-mounted equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. Rhino also sells post hole diggers, scraper blades and replacement parts for all Rhino equipment. Farm equipment dealers play the primary role in the sales of Rhino equipment. The McConnel acquisition gave the Company an established presence in the European agricultural equipment industry and also facilitates the international marketing and sale of the Company's Rhino product line through McConnel's existing network of agricultural tractor dealers in the U.K.

   McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts. McConnel also sells turf maintenance equipment to the golf course and leisure markets. McConnel equipment is sold primarily in the U.K. and France, and to a lesser extent in other parts of Europe and Australia. McConnel primarily focuses on the agricultural and commercial end-user. McConnel products are sold in the U.K. through a network of agricultural tractor dealers.

   Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seed bed preparation cultivators, and replacement parts. Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., France, Germany, Scandinavia, and to a lesser extent in North America, Australia and the Far East. Bomford's sales network is very similar to that of McConnel in the U.K.

   SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts. SMA's principal customers are the French local authorities. SMA's product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.

  Tiger equipment includes heavy-duty, tractor-mounted mowing and growth maintenance equipment and replacement parts. A portion of Tiger sales includes tractors, which are not manufactured by Tiger. Tiger sells to state, county and local governmental entities through a network of dealers. In most cases, the larger dealers principal product line is Tiger equipment. Tiger's dealership network is independent of Alamo's dealership network.

   Herschel-Adams replacement parts are sold for all types of tillage equipment as well as certain types of mowing and construction equipment. Herschel-Adams products include a full range of cutting parts, tractor parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades, and fertilizer application components. Herschel-Adams replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet distributors (which generally act as a buyer for a number of farm supply stores), wholesale distributors, original equipment manufacturers and construction equipment dealers.

   Rhino  International  equipment includes  economical,  Chinese
manufactured  tractors and service parts.    Rhino  International
has a separate dealer network.

        In addition to the sales of Herschel-Adams replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 35% of the Company's total sales for the year ended December 31, 1996. Replacement parts are more profitable and generally less cyclical than whole goods equipment.

   While the Company believes that the end-user of its products evaluates the purchase of such products on the basis of product quality, such purchases are also based on a dealer's service and support, and loyalty to the dealer based on previous purchases.

   Demand for products tends to be strongest in the spring and summer growing seasons. The Company provides incentives for off-season purchases, including cash discounts, as a way to even out seasonal variations in its manufacturing cycles. Under incentive programs, there is no right of return.

Product Development

   The Company believes its ability to quickly provide innovative responses to customer needs, to continue to develop and manufacture new products, and to enhance existing product lines is critical to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. The Company currently employs 64 people in its engineering department, 29 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities aggregated approximately $1,747,000 in 1996, $1,434,000 in 1995, and $1,354,000 in 1994.

Seasonality

   The vegetation maintenance equipment industry in general tends to follow the seasonal buying patterns of its major customers with peak sales occurring in May through August. Agricultural end-users generally purchase equipment in the early spring for the beginning of the mowing season. Governmental end-users typically wait to purchase new equipment until the first and second calendar quarters. The timing of these purchases, however, may be affected by weather conditions and general economic conditions. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company must estimate seasonal demand months in advance, and equipment must be manufactured in anticipation of such demand. The Company utilizes a rolling monthly sales forecast from the Company's marketing divisions in order to develop a master production plan for its manufacturing facilities. Additionally, the Company attempts to equalize demand for its products throughout the calendar year by offering pre-season sales programs which provide additional discounts on equipment that is ordered during off-season periods.

Competition

   The Company's products are sold in markets where the principal competitive factors are price, quality, service and reputation. The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of equipment products. However, the Company has fewer competitors in the wide-swath and boom-mounted mowing equipment and within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, by avoiding direct competition with significantly larger competitors. There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company. The Company believes that within the U.S. it is the largest supplier within governmental markets for its kind of equipment, the third largest supplier in the U. S. agricultural market for such equipment, and one of the two largest suppliers in the European market for such equipment.

Unfilled Orders

   As of December 31, 1996, the Company had unfilled customer orders of $31.6 million compared to $27.0 million at the end of 1995. Management expects that substantially all of the Company's backlog as of December 31, 1996, will be shipped during fiscal year 1997. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances is dependent on the Company's pre-season sales program and the needs of the customer. Certain of the Company's orders are generally subject to cancellation anytime before shipment, therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Sources of Supply

   The principal raw materials used by the Company include steel and purchased components. During 1996, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. A number of the Company's units are mounted on and shipped with a tractor. Tractors are generally available, but some delays have been experienced. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

   While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

   Approximately 11% of the aggregate dollar amount of parts purchased by the Company's U.S. operations are imported.

Patents and Trademarks

   The Company owns numerous U.S. and foreign patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

   Products manufactured by the Company are advertised and sold under numerous trademarks. The Alamo Industrial registered trademark, Rhino registered trademark, M&W registered trademark, McConnel registered trademark, Bomford registered trademark, SMA registered trademark, Tiger registered trademark, Herschel-Adams registered trademark, and Rhino International registered trademark trademarks are the primary marks for the Company's products. The Company also owns other trademarks which it uses to a lesser extent such as Terrain King registered trademark, Triumph registered trademark, Mott registered trademark, Turner registered trademark, Fuerst registered trademark, and Dandl registered trademark. Management believes that the Company's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business, but that the business is not dependent on such trademarks. The Company, however, vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

   The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of future noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.

  The Company is subject to various federal, state and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

Employees

   As  of December 31, 1996, the Company employed 1,344 full-time
employees.   A  subsidiary has a collective bargaining  agreement
which covers approximately 70 employees. The company considers its employee relations to be satisfactory.

Foreign Operations

    See Note 13 of the accompanying consolidated financial statements.

Item 2.  Properties

       At December 31, 1996, the Company utilized eight principal manufacturing plants located in seven U.S. states and four in Europe. In addition, there were four principal warehouse facilities located in the United States. About 87 percent sign of the manufacturing and office space is in owned facilities, the balance being leased. In total the Company operates in approximately 1,430,000 square feet of manufacturing and office space and 77,500 square feet of warehouse space. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Item 3.  Legal Proceedings

   The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability, which are generally covered by insurance. While amounts claimed may be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended
December 31, 1996.

Item 4a.  Executive Officers of the Company

  Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1997 annual meeting of directors or until his successor is duly elected and qualified.


          Name      Age               Position

     Donald J.       65   Chairman of the Board and Chief
     Douglass             Executive Officer
     Oran F. Logan   53   President, Chief Operating
                          Officer and a Director
     Jim A. Smith    58   Executive Vice President, Chief
                          Financial Officer
     Robert H.       50   Vice President, Secretary and
     George               Treasurer

   Donald J. Douglass founded the Company in 1969 and has served as Chairman of the Board and Chief Executive Officer of the Company since 1969.


  Oran F. Logan has been President and Chief Operating Officer of the Company since 1984. Prior thereto, Mr. Logan served as Vice President of the Company from 1972 to 1980. Mr. Logan was an Executive Vice President and General Manager from 1981 to 1984. Mr. Logan has been a Director of the Company since October, 1984.

   Jim A. Smith joined the Company in April, 1996. Prior to joining the Company, Mr. Smith served as Chief Financial Officer and a Director of Tracor, Inc., a NYSE listed Company, from 1966 to 1987 (employed in 1966 as Controller). From 1987 to 1996 he served as financial advisor and held seats on Boards of Directors for public companies National Instruments Corp., Mobley Environmental Services, Inc., and Electrosource, Inc., and for several privately held companies.

   Robert H. George joined the Company in 1987 as Vice President and Secretary and has served the Company in various executive capacities since then. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.


                             PART II

Item  5.   Market  for  Registrant's  Common  Stock  And  Related
Stockholder Matters

   The Company's common stock trades on The New York Stock Exchange under the symbol: ALG. On February 28, 1997, there were 9,589,851 shares of common stock outstanding, held by approximately 1,950 holders of record. On February 28, 1997, the last reported sales price of the common stock on The New York Stock Exchange was $15.375 per share.

   The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by NASDAQ and The New York Stock Exchange. The Company used NASDAQ prices for the first and second quarters of 1995. In July, 1995, the Company became listed on The New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


  High and low stock prices for the last two fiscal years were:

              1996                            1995
                Sales     Cash                  Sales     Cash
                Price                           Price
                         Divid                            Divid
                          ends                            ends
   Quarter   High   Low  Decla     Quarter    High  Low   Decla
    Ended                 red       Ended                  red
 March   30, $18-  $15-   $.10    April   1,  $17-  $15-  $.10
 1996         1/2   7/8           1995        3/4   3/4
 June    29,  19-   17-    .10    July    1,    19-  17-   .10
 1996         7/8   1/2           1995        1/2   1/4
 September     18    13-   .10    September     18-  17-   .10
 28, 1996          3/4            30, 1995    3/8   1/4
 December     17-   14-    .10    December      18-  16-   .10
 31, 1996     1/2   5/8           30, 1995    1/8   1/8

   On  January  6,  1997, the Board of Directors  of  the  Company
declared a quarterly dividend of $.10 per share. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement. Although on occasion the Company paid special dividends prior to its initial public offering, there is no current intention to pay special dividends in the future.
Item 6.  Selected Financial Data

   The following selected financial data are derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                 Fiscal Year Ended(1)
                       Decembe  Decembe Decembe January  January
                        r 31,    r 30,   r 31,    1,        2,
                        1996    1995(2) 1994(2) 1994(2)    1993
Operations:
Net              sales       $  $163,85  $119,64 $88,519  $78,096
 ...................... 183,595       2        3
 ......................
 ..
Income before income    13,722  17,779   14,255   12,225   9,974
taxes
 .................
Net income               8,762  11,615    9,166    7,785   6,305
 ......................
 .....................
  Percent of sales        4.8%    7.1%     7.7%     8.8%    8.1%
 ......................
 ............
Earnings per share        0.91    1.34     1.20     1.08    1.07
 ......................
 .........
Dividends per share       0.40    0.40     0.36     0.32    0.50
(3)
 ......................
 ..
Average common shares    9,664   8,643    7,623    7,203   5,918
& equivalents

Financial Position:
Total assets           $153,86  $151,57  $99,160  $75,091  $45,872
 ......................       2       1
 ....................
Short-term debt and      1,031   1,290    8,441   13,990   9,301
current maturities .
Long-term debt,
excluding current       35,299  37,309   24,513   8,920   9,202
  maturities
 ......................
 .....................
Stockholders' equity    97,250  90,705   50,166   41,710  20,264
 ......................
 .......
_____

(1) All references to 1995, 1994, 1993 and 1992 herein are to the fiscal years ended December 30, 1995 (52 week period), December 31, 1994 (52 week period). January 1, 1994 (52 week period), and January 2, 1993 (53 week period), respectively. Until 1996, the Company's fiscal years comprised 52 or 53 week periods ending on the Saturday closest to December 31. For 1996, the Company has moved to a calendar year basis. There are no material differences in the results presented that result from this change.
(2) Includes the results of operations of companies acquired in the respective year from the effective dates of acquisitions.
(3) Includes special annual dividend of $0.22 per share paid by the Company in 1992 prior to its initial public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

General

  During the fiscal year ended December 31, 1996, the Company had 12 percent sign growth in sales, but a decline in profitability. Earnings per share were diluted by a 12 percent sign increase in average common shares and equivalents outstanding. Sales gains were attributable to the additional sales from acquisitions made in 1995 and from European operations; ongoing domestic operations sales declined.

  Contributing significantly to the decline in 1996 profitability were charges and expenses, mainly related to inventory and accounts receivable, as well as litigation costs, incurred in the entities acquired by Alamo during 1995. These items total $3.2 million. Further, in the final two months of 1996, the strength of the British Pound against the French Franc caused currency transaction losses in the U.K. operations French Franc business.
   Approximately 35 percent sign of the Company's 1996 sales were attributable to replacement parts compared to 28 percent sign in 1995. This increase was a direct result of the acquisition of Herschel registered trademark near the end of 1995. Herschel is substantially a distributor of replacement parts. The Herschel lines augment the Company's substantial replacement parts business which supplies such items to dealers and end users of the Company's whole goods. The replacement parts business is generally less cyclical and more profitable than whole goods business.

  The following table sets forth, for the periods indicated, certain financial data as percentages of net sales:
                                      Fiscal Year Ended
                                 December  December December
                                 31, 1996  30, 1995 31, 1994
Income Statement Data:
       Net sales
           American
              Agricultural          46.8%     41.9%    40.8%
 ................................
 .....................
              Industrial           27.3
 ................................           31.8      29.0
 .........................
           European                25.9
 ................................           26.3      30.2
 ............................
        Total net sales           100.0%
 ................................           100.0%    100.0%
 ........................

        Gross                                  26.4%    27.8%
profit.......................... 24.6%
 ................................
 ...
        Selling, general and
administrative expenses          16.2      14.8      15.2
 .........
        Income from operations
 ................................ 8.4       11.5      12.7
 .........
        Interest expense
 ................................ (1.4)     (1.6)     (1.5)
 .....................
        Interest income
 ................................ 0.3       0.3       0.3
 ......................
        Other income (net)
 ................................ 0.2       0.7       0.4
 .................
        Income before income
taxes                            7.5       10.9      11.9
 ................................
 ...
        Provision for income
taxes                            2.7       3.8       4.2
 ................................
 .....
        Net Income
 ................................ 4.8%      7.1%      7.7%
 ............................

Results of Operations

1996  Fiscal Year Ended December 31, 1996 Compared to 1995 Fiscal
Year Ended December 30, 1995.

     Net Sales. 1996 sales of $183,595,000, in addition to being affected by sales additions from the acquisitions made during the year 1995, were adversely impacted by severe weather conditions in the U.S. during the first half of 1996, which shortened or diminished growing seasons, thereby reducing, particularly, replacement parts sales. American agriculture sales of whole goods were also reduced by some softness in agriculture economics, particularly in ranching due to weak cattle prices. Further, in the second half of the year, shipments were deferred by tractor supply delays (certain of the Company's products ship with or are attached to a tractor) and by late year end order patterns. European operation sales increased 10 percent sign, attritutable to expanded distribution throughout the markets served.

      Also impacting costs and profitability were slower than expected integration and improvements in the 1995 acquisitions and at one acquired company, disruptions to operations from flooding and litigation with the former owner.

      Gross Profit and Selling, General, and Administrative Expense. The gross profit percentage decrease from 1995, and the operating costs percentage increase are driven by the factors described above, along with some margin impact from sales mix, caused largely by replacement parts sales declines due to weather, and fixed cost impacts, given the sales deferrals. Price increases during the year have generally offset general cost increases.

      Interest Expense, Interest Income, Other Income(net), and Income Taxes. The net impact of proceeds from the 1995 common stock offering, 1995 acquisition expenditures, and working capital needs produced average borrowings during 1996 modestly below 1995 levels, thereby reducing interest expense accordingly. Other income (net) declined in 1996 due largely to charges in 1996 for currency transaction impacts. Income taxes as a percent of pre-tax income has increased largely due to a non-recurring 1995 tax refund.
1995 Fiscal Year Ended December 30, 1995 Compared to 1994 Fiscal Year Ended December 31, 1994.

      Net Sales. The Company's net sales in 1995 increased $44,209,000 or 37.0 percent sign over 1994. Increased net sales were primarily attributable to 1995 acquisitions, to an increase in European sales, and to a lesser extent, to an increase in sales of the Company's American agricultural and industrial products. American agricultural sales were strengthened through additions to field sales personnel, and expansion of dealership networks, and were somewhat adversely affected by lower cattle prices. American industrial sales increased, aided by less constrained governmental budgets and increased bidding activity. European sales increased, as a result of increased market share in the U.K. and improved marketing efforts in France.

     Gross Profit. The gross profit percentage decrease resulted largely from the acquired companies having historically higher percentage cost of goods sold than the company as a whole. The reduction in parts sales as a percentage of total sales also contributed to the increased percentage of cost of goods. European margins improved as a result of increased prices and improved manufacturing efficiencies.

      Selling,  General  and Administrative  Expense.   Operating
expenses in 1995 increased almost entirely to the incremental operating costs associated with the acquisitions.

          Interest Expense, Interest Income, Other Income (net), and Income Taxes. Interest expense increased primarily due to the additional debt incurred by the Company in connection with the acquisitions during 1995. Other income in 1995 was due primarily to realized gains on an investment in a marketable security and equity accounting income. Other income in 1994 was due primarily to realized gains on an investment in a marketable security. The Company's effective tax rate decreased due to a non-recurring refund of taxes in Europe.

Liquidity and Capital Resources

           1996 operating activities generated $9.6 million in cash flow allowing the Company to reduce debt by $3.4 million and return $3.8 million to shareholders through dividends. 1995's cash flow and changes in balance sheet accounts were significantly impacted by 1995 acquisitions.

      Future investments in working capital are expected to be required to fund sales growth, geographic expansion and new products. Further, future acquisitions could cause additional capital needs. The Company's cash flow, strong financial position, and existing and available credit opportunities should be adequate for the Company's needs in the near and longer term.

      Capital resources for 1995 acquisitions were provided by combinations of increased debt and proceeds from the 1995 equity offering. The flail mower blade production operation in France, acquired in 1996, and the purchase of the domestic rotary blade production capability, to be completed in 1997, are relatively small and are being funded from available resources and seller financing.

     Long-term debt as a percent of total capital at December 31, 1996 was 27 percent sign compared to 29 percent sign at year end
1995.

       As   of   December  31,  1996,  Alamo  had  a  $40,000,000
contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 1998, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. All or part of outstanding balances under the revolver may be converted to term loans due December 2001. Proceeds may be used for general corporate purposes or acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens, and investments. The Company is in compliance with all covenants at December 31, 1996. At December 31, 1996, $27,500,000 was drawn on the revolver at various interest options, with an average effective rate of 6.4 percent sign. At December 31, 1996, $2,245,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.
      Capital expenditures during 1996, 1995, and 1994 were, respectively, $2,868,000, $2,401,000 and $2,927,000. 1997 capital expenditures are expected to be approximately $4.5 million, and will be funded from operating cash flow. Because of seasonality in the Company's business, borrowings are heaviest in December to March.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Item 8.  Financial Statements

     For the financial statements and supplementary data required by this Item 8, see the Index to
Consolidated Financial Statements.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
     Accounting and Financial
        Disclosure

     None.


                            PART III

Item 10.  Directors and Executive Officers

  There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which appears therein under the captions "Item 1:
Election of Directors", "Information Concerning Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance". See also the information in Item 4a. of Part I of this Report.

Item 11.  Executive Compensation

   There  is  incorporated in this Item 11,  by  reference,  that portion of the Company's definitive proxy statement for the  1997
Annual  Meeting of Stockholders which appears under  the  caption
"Executive Compensation."

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

   There  is  incorporated in this Item 12,  by  reference,  that portion of the Company's definitive proxy statement for the  1997
Annual  Meeting of Stockholders which appears under  the  caption
"Beneficial Owners of Common Stock".

Item 13.  Certain Relationships and Related Transactions

   There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K



(a)1.     Financial Statements

      The  following  consolidated financial  statements  of  the
Company   are   included  following  the  Index  to  Consolidated
Financial Statements on page F-1 of this Report.

                                                  Page

     Report of Ernst ampersand Young LLP, Independent Auditors
 ........................................   F-2

     Consolidated Statements of Income
 .................................................................
 ...                                F-3

     Consolidated Balance Sheets
 .................................................................
 .............                                F-4

     Consolidated Statements of Stockholders' Equity
 ...............................................   F-5

     Consolidated Statements of Cash Flows
 .............................................................
F-6

     Notes to Consolidated Financial Statements
 ........................................................    F-7

 (a)2.    Financial  Statements Schedules

      All  schedules  have  been omitted  because  they  are  not
applicable,   not  required  under  the  instructions,   or   the
information requested is set forth in the consolidated financial statements or related notes thereto.

(a)3.     Exhibits

     The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits.

                  INDEX TO EXHIBITS                Incorporated by
                                                  Reference from the
Exhib               Exhibit Title                     Following
 its                                                  Documents

  3.1     Certificate of Incorporation, as        Form S-1, February
          amended, of Alamo Group Inc.            5, 1993
  3.2     By-Laws of Alamo Group Inc.             Form 10-K, March
                                                  29, 1996
10.1     Warrant Agreement between Alamo Group   Form S-1, February
          Inc. and Capital Southwest              5, 1993
          Corporation, dated November 25, 1991.
          1982 Incentive Stock Option Plan,       Form S-1, February
*10.2     adopted by the Board of Directors of    5, 1993
          Alamo Group Inc. on April 26, 1982.
         Amendment No. 2[sic] to the 1982        Form S-1, February
*10.3     Incentive Stock Option Plan, adopted    5, 1993
          as of January 1, 1987.
          1993 Non-Qualified Stock Option Plan,   Form S-1, February
10.4      adopted by the Board of Directors on    5, 1993
          February 2, 1993.
          Alamo Group Inc. Executive Loan         Form S-1, March
*10.5     Program of 1991.                        18, 1993

          1994 Incentive Stock Option Plan,       Form 10-K, March
*10.6     adopted by the Board of Directors on    28, 1994
          January 25, 1994.
10.7      Stock Purchase Agreement between N.J.   Form S-1 , June
          Dabekausen and Bomford Turned Limited,  29, 1995
          dated June 29, 1995
10.8      Asset Purchase Agreement between Rhino  Form S-1, June 29,
          International and Mark Leonard  and     1995
          Alamo Group (WA) Inc., dated May 12,
          1995
10.9      Stock Purchase Agreement between Hardy  Form S-1, June 29,
          W. Morningstar and Certified Power      1995
          Inc., dated May 19, 1995
10.10     Asset Purchase Agreement between        Form 8-K, December
          Central Tractor Farm & Country and      14, 1995
          Alamo Group (IA) Inc., dated November
          25, 1995
10.11 Third Amended and Restated Revolving Form 10-K, March Credit and Term Loan Agreement between 29, 1996 NationsBank of Texas, N.A. and Alamo
          Group Inc. and certain subsidiaries
          dated December 29, 1995
10.12         First Amendment to Third Amended    Filed Herewith
          and Restated Revolving Credit and Term
          Loan Agreement dated April 10, 1996
10.13         Second Amendment to Third Amended   Filed Herewith
          and Restated Revolving Credit and Term
          Loan Agreement dated December 23, 1966
          Computation of Earnings Per Share.      Filed Herewith
11.1
          Subsidiaries of the Registrant.         Filed Herewith
21.1
             Consent of Ernst & Young LLP         Filed Herewith
23.1
             Financial Data Schedule              Electronic Filing
27.1                                              Only


(b) The following Form 8-Ks were filed by the Company during the last quarter of fiscal 1996:

     (1)  Form  8-K  dated December 26, 1996, which reported  the
          Company's change in fiscal year from a 52-53 week year ending in December to a calendar year basis.



                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ALAMO GROUP INC.

Date:      March  27, 1997                By:    /s/   DONALD  J.
DOUGLASS                                                    Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          Signature                         Title
Date

     /s/   DONALD  J.  DOUGLASS          Chairman  of  the  Board
March 27, 1997
     Donald J. Douglass       Chief Executive Officer
                         and Director (Principal
                         Executive Officer)

   /s/   ORAN  F. LOGAN                         President,  Chief
Operating           March 27, 1997
     Oran F. Logan            Officer and Director
                         (Principal Operating Officer)


   /s/  JIM A. SMITH                               Executive Vice
President,               March 27, 1997
     Jim A. Smith             Chief Financial Officer
                         (Principal Financial Officer)

     /s/     JOSEPH   C.   GRAF                          Director
March 27, 1997
     Joseph C. Graf

     /s/     DAVID   H.   MORRIS                         Director
March 27, 1997
     David H. Morris

    /s/    O.   S.   SIMPSON,   JR.                      Director
March 27, 1997
     O.S. Simpson, Jr.

     /s/     JAMES   B.   SKAGGS                         Director
March 27, 1997
     James B. Skaggs

      /s/      WILLIAM    R.    THOMAS                   Director
March 27, 1997
     William R. Thomas







                ALAMO GROUP INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst ampersand Young LLP, Independent Auditors
 .................................................................
 ............ F-2

Consolidated Financial Statements

Consolidated Statements of Income
     Years ended December 31, 1996, December 30, 1995, and
     December 31, 1994
 .................................................................
 ............................................................F-3

Consolidated Balance Sheets
     December 31, 1996 and December 30, 1995
 .................................................................
 ......................F-4

Consolidated Statements of Stockholders' Equity
     Years ended December 31, 1996, December 30, 1995, and
     December 31, 1994
 .................................................................
 ............................................................F-5

Consolidated Statements of Cash Flows
     Years ended December 31, 1996, December 30, 1995, and
     December 31, 1994
 .................................................................
 ............................................................F-6

Notes to Consolidated Financial
Statements.......................................................
 .......................................F-7










    REPORT OF ERNST AMPERSAND YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 1996, and December 30, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, December 30, 1995, and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, December 30, 1995, and December 31, 1994, in conformity with generally accepted accounting principles.


                                        ERNST AMPERSAND YOUNG LLP


San Antonio, Texas
March 7, 1997





                Alamo Group Inc. and Subsidiaries
                Consolidated Statements of Income
            (in thousands, except per share amounts)




                                            Year Ended

                                     Decemb    Decemb    Decemb
                                     er 31,    er 30,    er 31,
                                      1996      1995      1994

Net sales                                 $         $         $
 .................................    183,59    163,85    119,64
 .................................         5         2         3
 ...........
Cost of                              138,46    120,64    86,338
sales............................         0         8
 .................................
 ............
  Gross                              45,135    43,204    33,305
profit...........................
 .................................
 ............
Selling, general and                 29,785    24,301    18,133
administrative expense
 ........................
  Income from operations             15,350    18,903    15,172
 .................................
 ..................
Interest expense                     (2,631    (2,647    (1,777
 .................................         )         )         )
 .................................
Interest income                         664       441       322
 .................................
 .................................
 .
Other income (net)                      339     1,082       538
 .................................
 .............................
  Income before income taxes         13,722    17,779    14,255
 .................................
 .............
Provision for income taxes            4,960     6,164     5,089
 .................................
 .................
  Net income                              $         $         $
 .................................     8,762    11,615     9,166
 .................................
 ....
Net income per common share               $         $         $
 .................................      0.91      1.34      1.20
 ...........
Weighted average common shares        9,664     8,643     7,623
and equivalents .............


                          See accompanying notes.




                Alamo Group Inc. and Subsidiaries
                   Consolidated Balance Sheets
              (in thousands, except share amounts)

                                          Decemb    Decemb
                                          er 31,    er 30,
                                           1996      1995
     ASSETS
          Current assets:
             Cash and cash                     $         $
equivalents...........................     2,228     1,839
 ........................
             Accounts receivable          43,925    45,509
 ......................................
 ......................
             Inventories                  60,171    58,624
 ......................................
 ...................................
             Deferred income taxes         2,206     1,782
 ......................................
 ..................
             Prepaid expenses and          1,327     1,613
other
 ......................................
 ...........
                    Total current         109,85    109,36
assets                                         7         7
 ......................................
 ................

          Property, plant and                       46,158
equipment                                 48,932
 ......................................
 .........
                Less:  Accumulated        (26,54    (22,62
depreciation..........................        6)        0)
 ............
                                          22,386    23,538

          Goodwill                        14,237    13,150
 ......................................
 ......................................
 ...
          Other assets                     7,382     5,516
 ......................................
 .....................................

                    Total assets          $153,8    $151,5
 ......................................        62        71
 ............................

LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
               Trade accounts payable          $         $
 ......................................    11,066    13,143
 ...............
               Income taxes payable          930     1,570
 ......................................
 .................
               Accrued liabilities         6,725     6,109
 ......................................
 ......................
               Current maturities of       1,031     1,290
long-term debt
 .................................
                    Total current         19,752    22,112
liabilities
 ......................................
 ..........

          Long-term debt, net of          35,299    37,309
current maturities
 ...............................
          Deferred income taxes            1,561     1,445
 ......................................
 .....................


          Stockholders' equity:
          Common stock, $.10 par
value, 20,000,000 shares
               authorized; 9,589,851
and 9,576,913 issued and
               outstanding at December
31, 1996 and December 30,                    959       958
               1995, respectively
 ......................................
 .......................
          Additional paid-in capital      49,592    49,657
 ......................................
 ................
          Retained earnings               45,071    40,142
 ......................................
 ............................
          Translation adjustment           1,628      (52)
 ......................................
 ....................
                   Total stockholders'    97,250    90,705
equity
 ......................................
 .......


                    Total liabilities          $         $
and stockholders'                         153,86    151,57
equity.......................                  2         1

                       See accompanying notes.



                Alamo Group Inc. and Subsidiaries
         Consolidated Statements of Stockholders' Equity
                         (in thousands)



                                                          Tota
                                      Addit                l
                                      ional               Stoc
                                                           k-
                           Common     Paid- Retain Trans  hold
                            Stock      In     ed   latio  ers'
                                                     n
                         Share  Amou  Capit  Earn  Adjus  Equi
                           s     nt    al    ings  tment   ty

Balance at January 1,    7,530     $      $     $      $     $
1994                             753  16,59  25,5  (1,13  41,7
 ........................                  1    05     9)    10
 .................
    Adjustment to
beginning balance for
         change in
accounting method for        -     -  1,321     -      -  1,32
         unrealized                                          1
gains on marketable
         securities, net
of income taxes
 ........................
 ...
    Sale of common stock    26     3    315     -      -   318
and related
 ........................
 ..
    Net income               -     -      -  9,16      -  9,16
 ........................                        6            6
 ........................
 .............
    Dividends paid ($.36     -     -      -  (2,7      -  (2,7
per share)                                    17)          17)
 ........................
 .....
    Change in unrealized
holding gain on              -     -  (517)     -      -  (517
      securities, net of                                     )
income taxes
 ........................
 ......
    Translation              -     -      -     -    885   885
adjustment
 ........................
 ...................
Balance at December 31,  7,556        17,71               50,1
1994                             756      0  31,9  (254)    66
 ........................                       54
 ...........
    Sale of common stock 2,021   202  32,37     -      -  32,5
and                                       2                 74
related.................
 ..........
    Net income               -     -      -  11,6      -  11,6
 ........................                       15           15
 ........................
 .............
    Dividends paid ($.40     -     -      -  (3,4      -  (3,4
per share)                                    27)          27)
 ........................
 .....
    Change in unrealized
holding gain on              -     -  (425)     -      -  (425
      securities, net of                                     )
income taxes
 ........................
 ......
    Translation              -     -      -     -    202   202
adjustment
 ........................
 ...................
Balance at December 30,  9,577
1995                             958  49,65  40,1   (52)  90,7
 ........................                  7    42           05
 ...........
     Sale of common         13     1    224     -      -   225
stock and related
 ........................
 .
     Net                     -     -      -  8,76      -  8,76
income..................                        2            2
 ........................
 ...................
     Dividends paid          -     -      -  (3,8      -  (3,8
($.40 per share)                              33)          33)
 ........................
 ....
     Change in
unrealized holding gain
on
        securities, net      -     -  (289)     -      -  (289
of income taxes                                              )
 ........................
 ....
     Translation             -     -      -     -  1,680  1,68
adjustment                                                   0
 ........................
 ..................
Balance at December 31,            $      $     $      $     $
1996                     9,590   959  49,59  45,0  1,628  97,2
 ........................                  2    71           50
 ...........

                     See accompanying notes.


                Alamo Group Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                         (in thousands)

                                         Year Ended

                                 Decemb    Decemb    Decemb
                                 er 31,    er 30,    er 31,
                                  1996      1995      1994
Operating Activities
Net income                             $         $         $
 ................................   8,762    11,615     9,166
 ................................
 .............
Adjustments to reconcile net
income to net cash
      provided (used) by
operating activities:
           Provision for             662       331        20
doubtful accounts
 ................................
 ....
           Depreciation            3,972     3,281     3,109
 ................................
 ................................
           Amortization            1,369     1,096       651
 ................................
 ................................
           Provision for           (128)     (396)     (835)
deferred income tax benefit
 .....................
           Realized gain on        (528)     (529)     (447)
marketable securities
 .........................
           Gain on sale of         (163)      (70)     (194)
equipment
 ................................
 ..........
Changes in operating assets and
liabilities,
       net of effect of
acquisitions:
           Accounts receivable     1,836    (8,343       646
 ................................                 )
 .....................
           Inventories             (536)     (555)    (1,826
 ................................                           )
 ................................
 ...
           Prepaid exenses and    (2,241    (5,642     (852)
other assets                           )         )
 ................................
 ..
           Trade accounts         (2,431     (606)     (162)
payable and accrued                    )
liabilities..............
           Income taxes payable    (947)      (64)       525
 ................................
 ...................
Net cash provided by operating     9,627       118     9,801
activities

Investing Activities
Acquisitions, net of cash          (941)    (17,59    (1,882
acquired                                        3)         )
 ................................
 ...........
Purchase of property, plant and   (2,868    (2,401    (2,927
equipment                              )         )         )
 ..............................
Proceeds from sale of property,      251       115       749
plant and equipment
 ...............
Purchases of long-term                 -    (2,480         -
investments.....................                 )
 ....................
Proceeds from sale of marketable     634       569       480
securities
 ............................
Net cash (used) by investing      (2,924    (21,79    (3,580
activities                             )        0)         )

Financing Activities
Net change in bank revolving      (1,100    27,200    (12,20
credit facility                        )                  0)
 ............................
Principal payments on long-term   (2,265    (34,78     (824)
debt and capital leases                )        9)
 .........
Proceeds from issuance of long       641         -    10,498
term debt
 ................................
Dividends paid                    (3,833    (3,427    (2,717
 ................................       )         )         )
 ................................
 .......
Proceeds from sale of common         225    32,574       318
stock
 ................................
 .......
Net cash provided (used) by       (6,332    21,558    (4,925
financing activities                   )                   )

Effect of exchange rate changes       18        80     (235)
on cash
 ..............................
Net change in cash and cash          389      (34)     1,061
equivalents
 ................................
 .
Cash and cash equivalents at       1,839     1,873       812
beginning of the year
 .................
Cash and cash equivalents at end       $         $         $
of the year                        2,228     1,839     1,873
 ...........................

Cash paid during the year for:
         Interest                      $         $         $
 ................................   2,608     2,632     1,737
 ................................
 ..........
         Income taxes              5,074     4,675     4,041
 ................................
 ................................
 ..

                     See accompanying notes.

                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


               1.  SIGNIFICANT ACCOUNTING POLICIES
Description of the Business

           The Company operates in one business segment referred to as the vegetation maintenance equipment industry in both America and Europe. The Company manufactures tractor-mounted mowing and vegetation maintenance equipment and replacement parts for industrial and agricultural end-users.

Basis of Consolidation

            The accompanying financial statements include the accounts of Alamo Group Inc. and its subsidiaries, (the Company) all of which are wholly owned. Other investments are accounted for under the equity method or the cost method, as appropriate. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

           Until 1996, the Company's fiscal year comprised either a 52 or 53 week period that ended on the Saturday closest to December 31. All references to 1994 and 1995 herein are to the fiscal years ended December 31, 1994 (52 weeks) and December 30, 1995 (52 weeks), respectively. For 1996, the Company has
changed  to  a  calendar  year  basis.   There  are  no  material
differences in the results presented that result from this change.

Foreign Currency

       The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are treated as a separate component of stockholders' equity.

      The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 1996, the Company had contracts, maturing at various dates to March, 1997, for $1,400,000. Foreign currency transactions gains or losses are included in other income (net). For 1996, such transactions netted a loss of $436,000.

Cash Equivalents

          Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

Marketable Securities

          Marketable securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported in stockholders' equity.

                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


Concentrations of Credit Risk

      Financial instruments which potentially subject the company to concentrations of credit risk consist principally of accounts receivable which are concentrated in the Company's single business segment, vegetation maintenance equipment. The credit risk associated with this segment is limited because of the large number and types of customers and their geographic dispersion.

Inventories

      Inventories of U.S. operating subsidiaries are principally stated at the lower of cost (last-in, first-out method) ("LIFO") or market and the Company's foreign subsidiaries are stated at the lower of cost (first-in, first-out) ("FIFO") or market.

Property, Plant, and Equipment

       Property, plant, and equipment are stated on the basis of cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

Goodwill

           Goodwill is related to purchase acquisitions and, with minor exceptions, is being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $2,630,000 and $1,531,000 for the years ended December 31, 1996 and December 30, 1995, respectively. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

Long-Term Investments

       Included in other assets are long-term investments, accounted for under the equity method of accounting, which consist primarily of investments in common stocks of corporations, and other long-term investments for which no active secondary market exists. During 1995, the Company invested approximately $500,000 in a Small Business Investment Company; up to an additional $1,500,000 has been committed. Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in other assets in the accompanying financial statements, is not determinable at this date.

Related Party Transactions

      A note receivable from an officer of the Company for $700,000 at year ends 1996 and 1995 is included in other assets.

Revenue Recognition

       Revenue   is  recognized  when  the  product  is  shipped.
Provisions for sales incentives and other sales related expenses are made at the time of the sale.

Research and Development

       Product development and engineering costs charged to selling, general and administrative expense amounted to $1,747,000, $1,434,000, and $1,354,000, and for the years ended
December 31, 1996, December 30, 1995, and December 31, 1994, respectively.
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


Federal Income Taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

Stock Based Compensation

      Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation and elected to continue to use the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements for these plans. The pro forma effects of fair value accounting for compensation costs related to options, on net income and earnings per share, would not be material.

Earnings Per Share

      Earnings per share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the exercise of the common stock options and warrants using the treasury stock method except when antidilutive.


                        2.  ACQUISITIONS

      On March 10, 1994, the Company acquired Signalisation Moderne Autoroutire S.M.A. S.A. and its subsidiary and related entities (collectively "SMA"), a French manufacturer of boom-mounted flail mowers sold principally to the French Government, for a purchase price of $4,663,000.

     On December 30, 1994, the Company acquired Tiger Corporation ("Tiger"), effective at December 31, 1994, for a purchase price of $7,822,000. Tiger is a manufacturer principally of boom-mounted, flail mowing equipment and replacement parts for industrial end-users.

      On April 27, 1995, the Company acquired M&W Gear Co. ("M&W"). The acquisition was effective as of April 2, 1995. The purchase price was $17,959,000. M&W is a manufacturer and distributor of primarily hay making equipment for agricultural end-users.

      On  May 12, 1995, the Company acquired Rhino International,
Inc. ("Rhino International"), an unaffiliated company which imports Chinese-manufactured tractors for a purchase price of $2,663,000.

     On May 24, 1995, the Company invested $1,980,000 to purchase 49 percent sign of the outstanding capital stock (42 percent sign on a fully diluted basis) of Certified Power, Inc. ("CPI"), which in turn acquired 100 percent sign of the equity of Certified Power Train Specialists, Inc. ("CPTS") in a highly leveraged transaction. CPTS is a distributor of hydraulic components and automotive and truck drivetrain parts. The Company and CPTS share a number of common suppliers and management believes that CPTS will be able to provide the Company with certain hydraulic systems and components at a cost savings to the Company. This investment is carried in other assets and is accounted for by equity accounting.

      On  June  29, 1995, the Company purchased N J M  Dabekausen
Beheer BV and its subsidiaries (collectively, "Dabekausen") for a purchase price of $937,000. Dabekausen is a distributor of the Company's products in the Netherlands and Germany.

       On December 6, 1995, the Company acquired Herschel Corporation ("Herschel"). The effective date of the acquisition was November 25, 1995. The purchase price was $14,041,000. Herschel manufactures and distributes primarily high wear, high turnover farm equipment replacement parts.


                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


      In December, 1996, the Company made two small business purchases: Forges Gorce in France and a domestic production line (this purchase to be completed in 1997), each of which makes mower blades. The aggregate purchase price was $1,903,000.

      The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the approximate purchase prices, shown above, have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition, with the excess of purchase prices over assigned asset values recorded as goodwill which the Company amortizes over 15 years. The results of operations of the acquisitions have been included in the Company's consolidated financial statements since the acquisition dates. Adjustments to purchase price allocations added $1,965,000 to goodwill during 1996.

      The condensed pro forma results of operations presented below summarize on an unaudited basis approximate results of the Company's consolidated operations for the periods presented assuming that the acquisitions shown above occurred at the beginning of the respective periods presented. The two 1996 purchases are not material and 1996, therefore, is not shown.


                                    Year Ended
                              (in thousands, except
                                per share amounts)
                                   (Unaudited)
                             December        December
                             30, 1995        31, 1994

                    Net      $193,729        $184,454
sales
 ..........................
 ............
                   Income      17,991          14,215
   before income taxes
        ..........
                     Net       11,983           9,007
          income
 ..........................
        .........
                  Earnings       1.38            1.18
        per share
 ........................


                    3.  MARKETABLE SECURITIES

      On January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). The effect of adopting the new rules increased stockholders' equity by $1,321,000, representing the recognition in stockholders' equity of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale, previously carried at lower of cost or market.

     The estimated fair market value of such securities, included in prepaid expenses and other, was $218,000 at December 31, 1996 and $769,000 at December 30, 1995, and gross unrealized gains included in such amounts were $138,000 and $583,000, respectively. There were no unrealized losses. Realized gains on sales of such securities, included in other income, were $528,000, $529,000, and $447,000 for the years 1996, 1995, and
1994, respectively.  There were no realized losses.
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


              4.  VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following (in thousands):

                          Balanc Charg  Translatio    Net
                            e     ed      ns,
                          Beginn  to    Reclassifi  Write-   Balan
                           ing   Costs  cations,   offs      ce
                            of    and      and        or      End
                                                  Discoun    of
                                                    ts
                           Year  Expen  Acquisitio   Taken    Year
                                  ses      ns
1996
Allowance for doubtful        $                                  $
accounts ...............  1,192    662 (180)      (153)    1,521
Reserve for cash          4,303  12,88                       3,866
discounts                            3 25         (13,345
 ........................                          )
 .
Reserve for inventory     4,157    450                       4,110
obsolesence                            567        (1,064)
 ..............

1995
Allowance for doubtful        $                                  $
accounts                    592    331 467        (198)    1,192
 ................
Reserve for cash          2,016  12,90                       4,303
discounts                            6 452        (11,071
 ........................                          )
 .
Reserve for inventory     2,485    368                       4,157
obsolesence                            1,322      (18)
 ..............

1994
Allowance for doubtful        $                                  $
accounts                    549     48 122        (127)      592
 ................
Reserve for cash          2,658  9,456                       2,016
discounts                              107        (10,205
 ........................                          )
 .
Reserve for inventory     2,015    104                       2,485
obsolesence                            509        (143)
 ..............


                         5.  INVENTORIES
      Inventories valued at LIFO cost represented 80 percent sign and 67 percent sign of total inventory for the years ended December 31, 1996, and December 30, 1995, respectively. The excess of current costs over LIFO valued inventories was $3,221,000 and $2,618,000 at December 31, 1996, and December 30,
1995, respectively. Net inventories consist of the following (in thousands):

                                      Decemb    Decemb
                                      er 31,    er 30,
                                       1996      1995
                      Finished             $         $
wholegoods and parts                  53,748    51,613
 ....................
                      Work in          2,858     3,234
process
 .................................
 ..........
                      Raw              3,565     3,777
materials
 .................................
 .............
                                           $         $
                                      60,171    58,624


               6.  PROPERTY, PLANT, AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

                                Decemb   Decemb  Useful
                                er 31,   er 30,   Lives
                                 1996     1995
                    Land              $       $
 ...............................   2,154   1,924
 ..........................
                    Buildings    19,377  18,808   15-25
and improvements                                  yrs.
 ....................
                    Machinery    20,081  18,626  5 yrs.
and equipment
 ........................
                    Office        4,408   4,389  5 yrs.
furniture and equipment
 .................
                                  2,912   2,411    3-5
Transportation equipment                          yrs.
 ........................
                                 48,932  46,158
                                 (26,54  (22,62
                                     6)      0)
                                      $       $
                                 22,386  23,538

     Buildings and improvements at December 31, 1996 and December
30,  1995  include  $7,735,000 and $7,688,000, respectively,  for capitalized leases.
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


                     7.  ACCRUED LIABILITIES
     Accrued liabilities consisted of the following balances (in thousands):

                                      Decemb   Decemb
                                      er 31,   er 31,
                                       1996     1995
               Salaries, wages             $        $
and bonuses                            2,810    2,603
 ................................
               Warranty                1,282    1,266
 .................................
 ...........................
               Other                   2,633    2,240
 .................................
 .................................
                                           $        $
                                       6,725    6,109


                       8.  LONG TERM DEBT

     The components of long term debt are as follows (in thousands):

                                      1996    1995
              Bank revolving              $       $
credit facility                       27,50   28,60
 ...............................           0       0
              Capital lease           7,538   7,587
obligations
 .................................
 .....
              Other notes payable     1,292   2,412
 .................................
 ............
                   Total long             $       $
term debt                             36,33   38,59
 .................................         0       9
 ......
                   Less current       1,031   1,290
maturities..
 .................................
 .
                                          $       $
                                      35,29   37,30
                                          9       9

      As of December 31, 1996, the Company had a $40,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 1998, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. All of part of outstanding balances under the revolver may be converted to term loans due December 2001. Proceeds may be used for general corporate purposes or acquisitions. The agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens, and investments. The Company is in compliance with all covenants at December 31, 1996. At December 31, 1996, $27,500,000 was
drawn on the revolver at various interest options, with an average effective rate of 6.4 percent sign. At December 31, 1996, $2,245,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

     The aggregate maturities of long-term debt for the next five years, as of December 31, 1996, are as follows: $1,031,000 in 1997, $865,000 in 1998, $469,000 in 1999, $533,000 in 2000, and
$582,000   in  2001.   These  amounts do  not  include  the  bank
revolving credit facility which is due in 1998 unless converted to a term loan due in 2001.

      Long-term debt is substantially floating rate debt and is stated essentially at fair value.


                        9.  INCOME TAXES

U. S. and non-U.S. income before income taxes is as follows (in thousands):

                                   1996     1995     1994
              Income before
income taxes
                     Domestic         $     $12,     $11,
 .................................  7,35      693      191
 .....................                 9
                     Foreign       6,36     5,08     3,06
 .................................     3        6        4
 ........................
                                   $13,     $17,     $14,
                                    722      779      255
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994

The provision for income taxes consists of (in thousands):
                                   1996     1995     1994
              Current:
                      Federal      $2,8     $4,4     $4,2
 .................................    04       59       42
 .......................
                      Foreign      1,98     1,77     1,41
 .................................     7        3        7
 ......................
                      State         297      328      265
 .................................
 ...........................
                                   5,08     6,56     5,92
                                      8        0        4
             Deferred:
                      Federal      (494     (133     (617
 .................................     )        )        )
 .......................
                      Foreign               (263     (218
 .................................  366         )        )
 ......................
                                   (128     (396     (835
                                      )        )        )
                                   $4,9     $6,1     $5,0
Total income taxes                   60       64       89
 .............................


Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):

                                   1996    1995    1994
               Statutory U.S.      $4,8    $6,2    $4,9
federal tax at 35%                   03      23      89
 ........................
                  Increase
(reduction) from:
 ................................
                     Non-U.S.       126    (270     127
taxes                                         )
 .................................
 .............
                     Local U.S.     193     213     172
taxes
 .................................
 ...........
                     Other         (162     (2)    (199
 .................................     )               )
 ...........................
               Provision for       $4,9    $6,1    $5,0
income taxes                         60      64      89
 .................................
 .
               Actual tax rate      36%     35%     36%
 .................................
 ...................

     At December 31, 1996, the Company had unremitted earnings of foreign subsidiaries of approximately $10,256,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

     The components of deferred tax assets and liabilities
included in the balance sheets are as follows (in thousands):
                                   1996     1995
                    Deferred tax
asset:
                       Inventory      $         $
 .................................  1,28      1,04
 ...................                   2         0
                       Accounts     387       256
receivable
 .................................
 ...
                                    925       688
Depreciation
 .................................
 ..............
                       Net          638       840
operating loss carry forwards
 ................
                                    290       180
Insurance........................
 .............................
                       Other        710       490
 .................................
 .........................
                                      $         $
Total deferred asset               4,23      3,49
 ..............................        2         4
                    Deferred tax
liability:
                       Difference
between book basis and                $         $
                       tax basis   3,20      2,95
of assets                             7         3
 .................................
 .......
                       Other        380       204
 .................................
 .........................
                                      $         $
Total deferred liability           3,58      3,15
 ....................                  7         7

     At December 31, 1996, net, current deferred tax assets were $2,206,000 ($1,782,000 in 1995). Net, non-current deferred tax liabilities were  $1,561,000  ($1,445,000 in 1995).

                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


                        10.  COMMON STOCK

      In conjunction with the issuance of debt in a prior year, the Company issued warrants to purchase 62,500 shares of common stock to the lender. The exercise price of $16 per share is subject to adjustment and the warrants expire in January 2000. The Company has reserved 62,500 shares of common stock for the warrants.

      The Company completed an offering of its stock and became listed on the New York Stock Exchange in July 1995, trading under the symbol ALG. The number of new shares issued was 2,000,000 at $17.50 per share and the net proceeds to the Company were $32,574,000. Earnings per share, calculated on a supplemental basis as if the foregoing event had occurred at the beginning of the year, would have been $1.21 for the year ended December 30, 1995.

      Subsequent to December 31, 1996, the Company declared and paid a dividend of $0.10 per share.


                       11.  STOCK OPTIONS

      In 1982, the stockholders of the Company adopted an incentive stock option plan for key employees, reserving 350,000 shares of common stock. Under the terms of this plan, the purchase price of the shares subject to each option granted will not be less than the fair market value at the time the option is granted. There are no more options available for grant under this plan.

      On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20 percent sign of the total optioned shares after one year following the grant of the option and for an additional 20 percent sign of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. Non-qualified options for 120,000 shares were exercisable at December 31, 1996.

      On April 28, 1994, the stockholders approved an incentive stock option plan for key employees, reserving 300,000 shares of common stock. Each option becomes vested and exercisable for up to 20 percent sign of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted will not be less than the fair market value of the common stock at the date the option is granted.

     Following is a summary of activity in the incentive stock option plans for the periods indicated:

                               Decembe  Decembe   Decembe
                                r 31,    r 30,     r 31,
                                 1996    1995      1994
Options outstanding at         106,711  140,837   106,175
beginning of year
 ...............
       Granted                  43,000   13,000    79,000
 .............................
 .............................
 .
       Exercised               (12,938  (21,026   (25,888
 .............................        )        )         )
 ...........................
       Cancelled               (13,400  (26,100   (18,450
 .............................        )        )         )
 ...........................
Options outstanding at end of  123,373  106,711   140,837
year
 .........................
Options exercisable at end of   35,098   22,961    14,812
year
 ..........................
Options available for grant    199,950  230,200   224,000
at end of
year................

Per share option prices ranged from $12.00 to $18.75.
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994

Stock based compensation.

      Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options vesting period, would not be materially different from those reported.

                  12.  RETIREMENT BENEFIT PLANS

      The Company provides a defined contribution 401(k) savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 1996, 1995, and 1994 were approximately $458,000, $336,000, and $296,000, respectively.

      Two of the Company's foreign subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's foreign subsidiaries contribute between
5.8 percent sign and 9.6 percent sign of the participant's salary up to a specific limit. Contributions were approximately $508,000 in 1996, $427,000 in 1995, and $417,000 in 1994.

                     13.  FOREIGN OPERATIONS

     Following is selected financial information on the Company's foreign operations (located in Europe) (in thousands):
                                     Year Ended

                              Decembe  Decembe  Decembe
                               r 31,    r 30,    r 31,
                               1996     1995     1994
          Net sales           $47,519  $43,183  $36,141
 .............................
 .........................
          Income from           6,979    5,978    4,114
operations
 .............................
 .
          Income before
income taxes and allocated      6,363    5,086    3,064
             interest expense
 .............................
 ...........
          Identifiable assets $35,863  $30,748  $28,009
 .............................
 ...........


               14.  COMMITMENTS AND CONTINGENCIES
Leases

     The Company leases office space and transportation equipment under various operating leases which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 1996, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):
                                       Operat    Capita
                                         ing      lized
                                       Leases    Leases
          1997                               $         $
 ....................................       635       999
 ....................................
 .......
          1998                             517       999
 ....................................
 ....................................
 .......
          1999                             325       999
 ....................................
 ....................................
 .......
          2000                             251     1,020
 ....................................
 ....................................
 .......
          2001                             237     1,020
 ....................................
 ....................................
 .......
          Thereafter                       148     7,245
 ....................................
 ...................................
          Total minimum lease                $         $
payments                                 2,113    12,282
 ....................................
 .
          Less amount representing                 4,744
interest
 .................................
          Present value of net                     7,538
minimum lease payments
 ..............
          Less current portion                       381
 ....................................
 ...................
          Long-term portion                            $
 ....................................               7,157
 .....................


                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994


      Rental  expense  for  operating  leases  was  approximately
$1,217,000 for 1996, $1,013,000 for 1995, and $964,000 for 1994.

Other

      The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability which are generally covered by insurance. While amounts claimed may be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

      The Company has been named in a suit by the former owner of Rhino International which includes aggregate claims totaling $8 million. The Company believes it has meritorious defenses against these matters and will vigorously defend the pending claims and prosecute appropriate counterclaims. While the ultimate outcome of this litigation cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

      The Company has an executive loan program pursuant to which the Company may make loans to certain officers and employees of the Company as approved by the Compensation Committee of the Board of Directors to purchase stock of the Company. All loans are secured by the pledge of shares being purchased. The maximum aggregate amount which officers and employees may borrow is $400,000 and $200,000, respectively. Each loan bears interest at prime and is payable quarterly. As of December 31, 1996, and December 30, 1995, $46,000 and $99,000, respectively, were outstanding under the program.

      Certain equipment receivables have been sold (discounted) under financing agreements with third-party lending institutions whereby the Company is potentially subject to recourse. At December 31, 1996, $702,000 is outstanding under these arrangements and management has determined no reserve is required.
                ALAMO GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1995, AND DECEMBER
                            31, 1994



            15.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 1996 and 1995 is as presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.
(In thousands, except per share data).

                       1996                     1995
             Firs   Seco  Thir   Four  Firs   Seco  Thir   Four
               t     nd     d     th     t     nd     d     th
Sales            $  $50,   $46,  $40,   $34,  $45,   $43,  $40,
 ...........   45,0   727    835   987    448   303    343   758
 ...........     46
 .........
Gross         10,2  14,4   14,1  6,31   8,29  12,4   12,9  9,54
profit          17    39     66     3      2    56     09     7
 ...........
 .........
Net income    2,32  4,23   4,18  (1,9   2,10  3,55   3,90  2,04
 ...........      6     4      5   83)      8     4      4     9
 ..........
Earnings      $.24  $.44   $.43  $(.2      $     $      $     $
per share                          0)    .28   .46    .41   .21
 ..........
Average       9,66  9,69   9,64  9,65   7,65  7,68   9,56  9,67
shares.....      0     9      3     5      3     2      7     3
 ...........

Dividends        $     $      $     $      $     $      $     $
per share      .10   .10    .10   .10    .10   .10    .10   .10
 ........

Market
Price of
common
stock
     High    $18-   $19-   $18   $17-  $17-   $19-  $18-   $18-
 ...........   1/2   7/8          1/2    3/4   1/2    3/8   1/8
 ...........
 .....
              15-    17-   13-    14-   15-    17-   17-    16-
Low........   7/8   1/2    3/4   5/8    3/4   1/4    1/4   1/8
 ...........
 .........

      The 1996 fourth quarter data includes charges and expenses totaling $3.2 million, pre-tax or $0.21 per share after tax. These charges and expenses, primarily related to inventories and accounts receivable, were in the four companies acquired in 1995 and include litigation expenses of the Rhino International lawsuit described in Footnote 14.








                                                    Exhibit 10.12

          FIRST AMENDMENT TO THIRD AMENDED AND RESTATED
            REVOLVING CREDIT AND TERM LOAN AGREEMENT
                (WITH LETTER OF CREDIT FACILITY)

     This First Amendment to Third Amended And Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (this "Amendment") is entered into as of the 10th day of April, 1996, by and between ALAMO GROUP INC., a Delaware corporation (the "Borrower"), Alamo Group (USA) Inc., Alamo Group (Tx) Inc., Alamo Group (Ks) Inc., Alamo Group (Il) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc. , Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing Company, Inc., Herschel-Adams Inc., Alamo Group (IA) Inc. (collectively, the Guarantors ) and NATIONSBANK OF TEXAS, N.A. (the "Lender").

                         R E C I T A L S

      A. Borrower and Lender executed a Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility), dated December 29, 1995 (the "Third Amended Loan Agreement"), pursuant to which Lender provided to Borrower a $35,000,000.00 loan facility to be used for general working capital purposes, financing new acquisitions, and to support letters of credit;

      B. Among the credit support for this facility are the Guaranty Agreements, dated December 29, 1995 (collectively, the Guaranties ), executed by Alamo Group (USA) Inc., Alamo Group
(Tx) Inc., Alamo Group (Ks) Inc., Alamo Group (Il) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc. , Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing
Company, Inc., Herschel-Adams Inc., Alamo Group (IA) Inc. (collectively, the Guarantors );

      C. Borrower has requested that Lender increase the amount available under this facility to $40,000,000.00, and Lender is willing to do so on the terms and conditions stated in this Amendment.

      D. Although not required to do so for the Guaranties to cover the increased loan amount, the Guarantors confirm by their execution of this Amendment that they acknowledge the increase in the amount of the Loan and that their Guaranties cover the entire amount.

     E. Each capitalized term used in this Amendment shall have the meaning given to it in the Third Amended Loan Agreement.

      NOW, THEREFORE, in consideration of the mutual promises herein contained and for other valuable consideration, Borrower and Lender agree as follows:

                       A G R E E M E N T:

     1.   Recitals. The foregoing recitals are true and correct.

      2. Amendment. The definitions of Commitment and Revolving Credit Commitment contained in Section 1.01 of the Third Amended Loan Agreement are amended and restated to change from $35,000,000 to $40,000,000, and any references in the Third Amended Loan Agreement to $35,000,000 or to the total or revolving commitment amounts are likewise deemed to now mean $40,000,000.

      3. Guaranties. The Guarantors hereby confirm that the Guaranties cover the entire amount of the Loan, as increased to $40,000,000, and as it may be increased in the future.
      4. All other provisions of the Third Amended Loan Agreement that are not specifically modified or amended by this Amendment shall remain in full force and effect.

      IN WITNESS WHEREOF, the undersigned have executed this Amendment as of the day and year first above written.

BORROWER:                          LENDER:

ALAMO GROUP INC.                   NATIONSBANK OF TEXAS, N.A.


By:                                By:
  Robert H. George                    D.  Kirk  McDonald,  Senior
      Vice     President     -     Vice President
Administration





GUARANTORS:
                                   Administration
ALAMO GROUP (USA) INC.


By:
  Robert H. George
      Vice     President     -
Administration


ALAMO GROUP (Tx) INC.


By:
  Robert H. George
      Vice     President     -
Administration


ALAMO GROUP (Ks) INC.


By:
  Robert H. George
      Vice     President     -
Administration



ALAMO GROUP(Il) INC.


By:
  Robert H. George
      Vice     President     -
Administration



ALAMO SALES CORP.


By:
  Robert H. George
      Vice     President     -
Administration


TIGER CORPORATION


By:
  Robert H. George
      Vice     President     -

ALAMO GROUP (WA) INC.


By:
  Robert H. George
      Vice     President     -
Administration


M&W GEAR COMPANY


By:
  Robert H. George
      Vice     President     -
Administration


ADAMS   HARD-FAClNG   COMPANY,
INC.


By:
  Robert H. George
      Vice     President     -
Administration


HERSCHEL-ADAMS INC.


By:
  Robert H. George
      Vice     President     -
Administration


ALAMO GROUP (IA) INC.


By:
  Robert H. George
      Vice     President     -
Administration
                                                    Exhibit 10.13

         SECOND AMENDMENT TO THIRD AMENDED AND RESTATED
            REVOLVING CREDIT AND TERM LOAN AGREEMENT
                (WITH LETTER OF CREDIT FACILITY)

       This Second Amendment to Third Amended And Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (this "Second Amendment") is entered into effective the 23rd day of December, 1996, by and between ALAMO GROUP INC., a Delaware corporation (the "Company"), Alamo Group (USA) Inc., Alamo Group (Tx) Inc., Alamo Group (Ks) Inc., Alamo Group (Il) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc. , Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing Company, Inc., Herschel-Adams Inc., Alamo Group (IA) Inc. (collectively, the Guarantors ) and NATIONSBANK OF TEXAS, N.A. (the "Bank").

                         R E C I T A L S

      A. Company and Bank executed a Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility), dated December 29, 1995 (the "Third Amended Loan Agreement"), pursuant to which Bank provided to Company a $35,000,000.00 loan facility to be used for general working capital purposes, financing new acquisitions, and to support letters of credit;

      B. Among the credit support for this facility are the Guaranty Agreements, dated December 29, 1995 (collectively, the Guaranties ), executed by Alamo Group (USA) Inc., Alamo Group
(Tx) Inc., Alamo Group (Ks) Inc., Alamo Group (Il) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc. , Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing
Company, Inc., Herschel-Adams Inc., Alamo Group (IA) Inc. (collectively, the Guarantors );

      C. Effective April 10, 1996, Company and Bank executed First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (the First Amendment ), pursuant to which Bank increased the amount available under this facility to $40,000,000.00, on the terms and conditions stated in the First Amendment.

      D. Company has requested, and Bank has agreed to give, a one-year extension of the maturity of the term and revolving loans evidenced by this facility. In addition, Bank has agreed to reduce the interest rate margin on LIBOR-priced borrowings under the facility and to adjust the threshold for application of an unused facility fee and the timing of payment thereof.

      E. Although not required to do so for the Guaranties to continue to be fully effective, the Guarantors confirm by their execution of this Second Amendment that they acknowledge the
amendments  effected  hereby   and  that  their  Guaranties   are
unaffected.

      F. Each capitalized term used in this Second Amendment shall have the meaning given to it in the Third Amended Loan
Agreement, as previously amended by the First Amendment.

      NOW, THEREFORE, in consideration of the mutual promises herein contained and for other valuable consideration, Company and Bank agree as follows:

                       A G R E E M E N T:

     1.   Recitals. The foregoing recitals are true and correct.


      2.    Amendments.    The following provisions of the  Third
Amended Loan Agreement are hereby amended:

           (a)   The  following definitions contained in  Section
1.01 of the Third Amended Loan Agreement are amended and restated to read as follows:


     (i)    Fiscal  Year   shall  mean  the  calendar  year,
     January 1 - December 31, of each year during the term hereof.


     (ii)    Loan  Year   shall  mean  each  January   1   -
     December 31 during the term hereof.


     (iii) Termination Date shall mean the earliest date on which any of the following events occurs:
     (a) December 31, 1998; (b) the date that Bank terminates its commitment to lend hereunder, after the occurrence of an Event of Default; or (c) such earlier date as may be agreed upon in writing by Company and Bank.


           (b) Section 2.03 (b) is amended and restated to read as follows:


     (b) Revolving Credit Facility Fee. Company shall pay to Bank annually in arrears, for the benefit of Bank, beginning with the Loan Year ending December 31, 1997, within ten (10) days after receiving a statement therefor from Bank, a fee (the Facility Fee ) equal to one-quarter percent (1/4%) multiplied times the average unused, available portion of the Revolving Credit Commitment for the prior Loan Year, to compensate Bank for keeping those unused funds available for the Company; provided, however, that no such Facility Fee is payable unless the average principal amount outstanding on the Revolving Credit Loan (including the face amounts of issued and outstanding Letters of Credit) for the Loan Year ending on the date with respect to which the Facility Fee is computed is less than $15,000,000.00.




           (c) The Applicable Margin for Eurodollar Advances is reduced by 12.5 basis point (.125%) for each pricing tier specified in Section 2.04(d), resulting in the following
Eurodollar   Advance  Applicable  Margins   for   the   indicated
subparagraphs:


          2.04(d)(i)  -- reduced from 7/8% to 3/4%

          2.04(d)(ii)  -- reduced from 1 3/8% to 1 1/4%

          2.04(d)(iii)  -- reduced from 1 7/8% to 1 3/4%

The same adjustments shall be considered to have been made to the Pricing Grid attached to the Third Amended Loan Agreement as
Exhibit  K.


           (d) The maturity date of the Term Notes, as provided in Section 4.03(b), is extended by one (1) year, and to the last day of the Loan Year, to a date that is 6 years from the date of the Third Amended Loan Agreement, plus the number of days between that date and December 31 of that year. If any Term Notes have been executed before the effective date of this Second Amendment, then the maturity of any such Term Note shall automatically be extended to give effect to this paragraph (d), regardless whether the Term Note is separately amended.


      3.    Guaranties.    The Guarantors hereby confirm that the
Guaranties are in full force and effect and are in no way diminished or adversely affected by this Second Amendment.


     4.   No Other Amendments.  All other provisions of the Third
Amended  Loan  Agreement,  as previously  amended  by  the  First
Amendment, that are not specifically modified or amended by this Second Amendment shall remain in full force and effect.


      IN WITNESS WHEREOF, the undersigned have executed this Second Amendment as of the day and year first above written.

COMPANY:                           BANK:

ALAMO GROUP INC.                   NATIONSBANK OF TEXAS, N.A.


By:                                By:
  Robert H. George                    D.  Kirk  McDonald,  Senior
  Vice President                   Vice President





GUARANTORS:
                                   Administration
ALAMO GROUP (USA) INC.

                                   ALAMO GROUP (WA) INC.
By:
  Robert H. George
      Vice     President     -     By:
Administration                       Robert H. George
                                         Vice     President     -
                                   Administration
ALAMO GROUP (Tx) INC.

                                   M&W GEAR COMPANY
By:
  Robert H. George
      Vice     President     -     By:
Administration                       Robert H. George
                                         Vice     President     -
                                   Administration
ALAMO GROUP (Ks) INC.


By:
  Robert H. George
      Vice     President     -
Administration



ALAMO GROUP(Il) INC.


By:
  Robert H. George
      Vice     President     -
Administration



ALAMO SALES CORP.


By:
  Robert H. George
      Vice     President     -
Administration


TIGER CORPORATION


By:
  Robert H. George
      Vice     President     -

ADAMS   HARD-FAClNG   COMPANY,
INC.


By:
  Robert H. George
      Vice     President     -
Administration


HERSCHEL-ADAMS INC.


By:
  Robert H. George
      Vice     President     -
Administration


ALAMO GROUP (IA) INC.


By:
  Robert H. George
      Vice     President     -
Administration
                                                     Exhibit 11.1

               COMPUTATION OF PER-SHARE EARNINGS
             (in thousands, except per-share data)

                                             Year Ended
                                    Decembe   Decembe   Decembe
                                     r 31,     r 30,     r 31
                                      1996      1995     1994


Primary
Average shares outstanding . . .  .   9,585     8,541     7,547
 . . . . . . . . . . . . . . . . . .
 . . . . .
Net   effect   of  dilutive   stock
options and warrants --
     based  on  the treasury  stock      79       102        76
method using
    average market price .. . . . .
 . . . . . . . . . . . . . . . . . .
 . . . . . . .
Total . . . . . . . . . . . . . . .   9,664     8,643     7,623
 . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .
Net Income . . . . . . . . . . .  .  $8,762   $11,615    $9,166
 . . . . . . . . . . . . . . . . . .
 . . . . . . . . . .
Per-share amount . . . . . . . .  . $  0.91         $   $  1.20
 . . . . . . . . . . . . . . . . . .              1.34
 . . . . . . . .

Fully Diluted
Average shares outstanding . . .  .   9,585     8,541     7,547
 . . . . . . . . . . . . . . . . . .
 . . . . . .
Net   effect   of  dilutive   stock
options and warrants --
     based  on  the treasury  stock
method using the                         83       107        82
      year-end  market  price,   if
higher than
     average market price . . . . .
 . . . . . . . . . . . . . . . . . .
 . . . . . . . .
Total . . . . . . . . . . . . . . .   9,668     8,648     7,629
 . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .
Net Income . . . . . . . . . . .  .  $8,762   $11,615    $9,166
 . . . . . . . . . . . . . . . . . .
 . . . . . . . . . .
Per-share amount . . . . . . . .  . $  0.91         $   $  1.20
 . . . . . . . . . . . . . . . . . .              1.34
 . . . . . . . .





                                                     Exhibit 21.1

                SUBSIDIARIES OF ALAMO GROUP INC.


The following table sets forth information concerning significant subsidiaries of the Registrant:

Jurisdiction
Name                                    of Incorporation
Alamo Group (EUR) Limited               United Kingdom
Alamo Group (USA) Inc.                  Delaware
Herschel-Adams Inc.                     Nevada
Alamo Group (IL) Inc.                   Illinois
Alamo Group (KS) Inc.                   Kansas
Alamo Group (TX) Inc.                   Nevada
Alamo Group (WA) Inc.                   Delaware
M&W Gear Company                        Delaware
Tiger Corporation                       Nevada
Adams Hard-Facing Company, Inc.         Oklahoma
Alamo Group (IA) Inc.                   Nevada
Alamo Group (FR) S.A.                   France
Bomford Turner Limited                  United Kingdom
McConnel Limited                        United Kingdom
NJM Dabekausen Beheer B.V.              Netherlands
Signalisation Moderne Autoroutiere S.A.      France
Forges Gorce                            France



















                                                     Exhibit 23.1



                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No.
33-92986 pertaining to the Alamo Group Inc. 1994 Incentive Stock Option Plan of our report dated March 7, 1997, with respect to the consolidated financial statement of Alamo Group Inc. and Subsidiaries included in the Form 10-K for the year ended December 31, 1996.


                                      ERNST AMPERSAND YOUNG LLP



San Antonio, Texas
March 27, 1997