Form 10-Q/A
period 1996-03-30
ALAMO GROUP INC
filed 1997-04-03
CIK 897077

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM  10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 30, 1996

                               OR

     (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____ to ____

                 Commission file number 0-21220


                        ALAMO GROUP INC.
     (Exact name of registrant as specified in its charter)



                                                         DELAWARE
74-1621248
  (State of  incorporation)
(I.R.S. Employer Identification Number)

              1502 E. Walnut, Seguin, Texas  78155
            (Address of principal executive offices)

                         (210) 379-1480
                       (Telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X      No ___

At May 13, 1996, 1995, 9,577,813 shares of common stock, $.10 par value, of the Registrant were outstanding.

                Alamo Group Inc. and Subsidiaries

                         INDEX     PAGE

PART I.   FINANCIAL INFORMATION

Item  1.   Interim  Condensed Consolidated  Financial  Statements
(Unaudited)

  Consolidated Statements of Income  -
  Three months ended March 30, 1996 and April 1, 1995        3

  Consolidated Balance Sheets -
  March 30, 1996 and December 30, 1995                       4

  Consolidated Statements of Cash Flows -
  Three months ended March 30, 1996 and April 1, 1995        5

   Notes  to  Interim Condensed Consolidated Financial Statements
6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   9

Item 6.  Exhibits and Reports on Form 8-K                    10



SIGNATURES
11

















                                2

     Alamo Group Inc. and Subsidiaries
     Consolidated Statements of Income
  (in thousands, except per share amounts)
                (Unaudited)


                                                  Three
                                                 Months
                                                  Ended

                                                March 30.       April 1,
                                                  1996            1995

Sales, net . . . . . . . . . . . . . . . . .     $45,046         $34,448
 . . . . . . . . . . . . . . . . . . . . . .
 . . . . . .
Cost of sales . . . . . . . . . . . . . . .       34,829          26,156
 . . . . . . . . . . . . . . . . . . . . . .
 . . .
Gross margin . . . . . . . . . . . . . . . .      10,217           8,292
 . . . . . . . . . . . . . . . . . . . . . .
 . .
Operating expenses:
    General and administrative . . . . . . .       2,139           1,670
 . . . . . . . . . . . . . . . . . .
    Marketing  . . . . . . . . . . . . . . .       3,135           2,230
 . . . . . . . . . . . . . . . . . . . . . .
 . . .
    Engineering . . . . . . . . . . . . . .          864             669
 . . . . . . . . . . . . . . . . . . . . . .
 . . .
Operating expenses before amortization . . .       6,138           4,569
 . . . . . . . . . . . . .
Intangible amortization expense. . . . . . .         224             170
 . . . . . . . . . . . . . . . . .
Income from operations . . . . . . . . . . .       3,855           3,553
 . . . . . . . . . . . . . . . . .
Other income (expense):
    Net interest . . . . . . . . . . . . . .       (515)           (505)
 . . . . . . . . . . . . . . . . . . . . . .
    Other . . . . . . . . . . . . . . . . .          293             337
 . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .
Income before income taxes . . . . . . . . .       3,633           3,385
 . . . . . . . . . . . . . . . .
Provision for income taxes . . . . . . . . .       1,307           1,277
 . . . . . . . . . . . . . . . . .
Net income . . . . . . . . . . . . . . . . .      $2,326          $2,108
 . . . . . . . . . . . . . . . . . . . . . .
 . . .
Net income per common share . . . . . . . .        $0.24           $0.28
 . . . . . . . . . . . . . .
Weighted average common shares and                 9,660           7,653
equivalents . . . . . . . . .

          See accompanying notes.



                                             3


      Alamo Group Inc. and
          Subsidiaries
  Consolidated Balance Sheets
  (in thousands, except share
            amounts)
          (Unaudited)

                                          March 30,          December
                                                                30,
                                            1996               1995
ASSETS
Current assets:
      Cash and cash equivalents. . .  $         845     $        1,839
 . . . . . . . . . . . . . . . . . . .
 . . . .
      Marketable securities. . . . .            682                769
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
      Accounts receivable. . . . . .         50,378             45,509
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
      Inventories. . . . . . . . . .         63,132             58,624
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . .
      Deferred income taxes. . . . .          1,707              1,782
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
      Prepaid expenses. . . . . . . .         1,077                844
 . . . . . . . . . .  . . . . . . . .
 . . . . . . . . . .
                Total current assets        117,821            109,367
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . .

Property, plant and equipment. . . .         46,231             46,158
 . . . . . . . . . . . . . . . . . . .
 . . . .
      Less: Accumulated depreciation       (23,077)           (22,620)
 . . . . . . . . . . . . . . . . . . .
 . . . . .
                                             23,154             23,538

Receivables from officers and                   700                700
employees. . . . . . . . . . . . . .
 . . . . .
Goodwill . . . . . . . . . . . . . .         12,867             13,150
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . .
Other assets. . . . . . . . . . . . .         4,803              4,816
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .

                Total assets . . . .  $     159,345     $      151,571
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . .

LIABILITIES AND STOCKHOLDERS '
EQUITY
Current liabilities:
      Trade accounts payable. . . . . $      15,580     $       13,143
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
      Income taxes payable. . . . . .         2,814              1,570
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
      Accrued liabilities. . . . . .          6,346              6,045
 . . . . . . . . . . . . .  . . . . .
 . . . . . . . . . . .
      Current portion of capital                344                344
lease obligations. . . . . . . . . .
 . . . .
      Current maturities of long-term         1,178                946
debt. . . . . . . . . . . . . . . . .
 .  . . .
                Total current                26,262             22,048
liabilities. . . . . . . . . . . . .
 . . . . . . . . . . . . . . .

Capital lease obligations, net of             7,072              7,243
current portion . . . . . . . . . . .
 . . . . .
Long-term debt. . . . . . . . . . . .           439              1,466
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . .
Bank revolving credit facility. . . .        32,450             28,600
 . . . . . . . . . . . . . . . . . . .
 . . . . .
Deferred income taxes and minority            1,470              1,509
interest . . . . . . . . . . . . . .
 . . . .
                Total liabilities. .         67,693             60,866
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . .

Stockholders' equity:
      Common stock, $.10 par value,
20,000,000 shares
         authorized; 9,577,813 and
9,576,913 issued and
         outstanding at March 30,
1996 and December 30, 1995,
         respectively . . . . . . . .           958                958
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .
      Additional paid-in- capital . .        49,305             49,278
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
      Unrealized holding gain on                347                379
securities. . . . . . . . . . . . . .
 . . . . . . .
      Retained earnings. . . . . . .         41,511             40,142
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . .
      Translation adjustment . . . .          (469)               (52)
 . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
                Total stockholders'          91,652             90,705
equity . . . . . . . . . . . . . . .
 . . . . . . . . . .
                Total liabilities and $     159,345     $      151,571
stockholders' equity . . . . . . . .
 . . . . .

       See accompanying notes.
















4


Alamo Group Inc. and Subsidiaries
 Consolidated Statements of Cash
              Flows
         (in thousands)
           (Unaudited)

                                           Thr
                                            ee
                                           Mon
                                           ths
                                           End
                                            ed
                                           March 30,       April 1,
                                              1996           1995
Operating Activities
Net income . . . . . . . . . . . . . .  $      2,326   $       2,108
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
Adjustments to reconcile net income to
net cash
      provided (used) by operating
activities:
        Allowances for doubtful                  106              16
accounts . . . . . . . . . . . . . . .
 . . . . . . .
        Depreciation and amortization .        1,104             878
 . . . . . . . . . . . . . . . . . . . .
 . . . .
        Provision for deferred income             20             140
tax benefit . . . . . . . . . . . . . .
 . . . . .
        Realized gain on marketable            (167)           (337)
securities . . . . . . . . . . . . . .
 . . . . .
        Gain/(loss) on sale of                  (67)               3
equipment . . . . . . . . . . . . . . .
 . . . . . . . . . . .
        Changes in operating assets and
liabilities,
            net of effect of
acquisitions:
            Accounts receivable . . . .      (5,175)         (6,736)
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
            Inventories . . . . . . . .      (4,716)         (1,338)
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . .
            Prepaid expenses and other         (216)              39
assets . . . . . . . . . . . . . . . .
 . . . . .
            Trade accounts payable and         2,900           1,680
accrued liabilities . . . . . . . . . .
 .
            Income taxes payable . . .         1,270             867
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . .
Net cash provided (used) by operating        (2,615)         (2,680)
activities . . . . . . . . . . . . . .
 .

Investing Activities
Purchase of property, plant and                (786)           (518)
equipment . . . . . . . . . . . . . . .
 . . .
Proceeds from sale of property, plant             99              29
and equipment . . . . . . . . . . .
Proceeds from sale of marketable                 204             361
securities . . . . . . . . . . . . . .
 . . . . .
Net cash provided (used) by investing          (483)           (128)
activities . . . . . . . . . . . . . .
 . . . .

Financing Activities
Net change in bank revolving credit            3,850           4,100
facility . . . . . . . . . . . . . . .
 . . . .
Dividends paid . . . . . . . . . . . .         (958)           (756)
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
Proceeds from sale of common stock . .            14
 . . . . . . . . . . . . . . . . . . . .                   -
 . .
Principal payments on long-term debt           (791)           (690)
and capital leases . . . . . . .
Cash received from stockholder for
      purchase of common stock . . . .            13
 . . . . . . . . . . . . . . . . . . . .                   -
 . . . . . . . .
Net cash provided (used) by financing          2,128           2,654
activities . . . . . . . . . . . . . .
 .
Effect of exchange rate changes on cash         (24)              82
 . . . . . . . . . . . . . . . . . . . .
 . .
Net change in cash and cash equivalents        (994)            (72)
 . . . . . . . . . . . . . . . . . . . .
 .
Cash and cash equivalents at beginning         1,839           1,873
of the year . . . . . . . . . . . . .
Cash and cash equivalents at end of the $        845   $       1,801
period . . . . . . . . . . . . . . . .
 .

Cash paid during the period for:
        Interest . . . . . . . . . . .  $        681   $         541
 . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . .
        Income taxes . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . .  -                -
 . . . . . . . . .

     See accompanying notes.




















                   5

                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

                March 30, 1996 and April 1, 1995


1.  Basis of Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 30, 1995.

2.  Acquisitions and Investments

In 1995 the Company acquired the following entities, accounted for as purchase acquisitions: April 27, 1995, M&W Gear Co. ("M&W"); May 12, 1995, Rhino International, Inc. ("Rhino International"); June 29, 1995, N J M Dabekausen Beheer, BV and its subsidiaries ("Dakebausen"); December 6, 1995, Herschel Corporation ("Herschel").

On  May  24, 1995, the Company invested $1,980,000 to purchase  a
49.5% equity interest in Certified Power Inc. ("CPI"), in a highly leveraged transaction, accounted for under equity accounting rules.

3.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,399,000 and $1,357,000 at March 30, 1996 and December 30,
1995, respectively.

4.  Inventories

Inventories valued at LIFO cost represented 82% and 67% of total inventory for the periods ended March 30, 1996 and December 30, 1995, respectively. The excess of current costs over LIFO valued inventories was $2,538,000 at March 30, 1996 and $2,618,000 at
December 30, 1995. Inventory obsolescence reserves were $4,217,000 at March 30, 1996 and $4,157,000 at December 30, 1995.
Net inventories consist of the following (in thousands):

                              March    December
                               30,       30,
                               1996      1995
Finished goods . . . . . . . $ 53,034   $ 51,613
 . . . . . . . . . . . . . .
 . . .
Work in process . . . . . .    5,821     3,234
 . . . . . . . . . . . . . .
 . . .
Raw materials. . . . . . . .   4,277     3,777
 . . . . . . . . . . . . . .
 . . .
                             $ 63,132   $ 58,624

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                                6
                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

        March 30, 1996 and April 1, 1995  -  (Continued)


5.  Common Stock and Dividends

The  Company completed a  public offering of common stock on June
29, 1995 for 2,000,000 shares.

Dividends declared and paid on a per share basis were as follows:

                              March    April 1,
                               30,
                               1996      1995
Dividends declared . . . . .  $ 0.10    $ 0.10
 . . . . . . . . . . . . . .
 . . .
Dividends paid . . . . . . .  $ 0.10    $ 0.10
 . . . . . . . . . . . . . .
 . . . .

6.  Contingent Matters

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material affect on its financial position or results of operations.






























                                7
                Alamo Group Inc. and Subsidiaries

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations


The following tables set forth, for the periods indicated, certain financial data:

        Sales Data In Thousands   March     April
                                   30,       1,
                                   1996     1995
          American
              Agricultural . . .       $         $
      . . . . . . . . . . . . . . 22,617   12,735
      . . . . . .
              Governmental  . . . 11,221   12,099
      . . . . . . . . . . . . . .
      . . . .
          European . . . . . . .  11,208    9,614
      . . . . . . . . . . . . . .
      . . . . . .
      Total sales, net  . . . . .      $         $
      . . . . . . . . . . . . . . 45,046   34,448
      . . . . .

        Cost Trends and Profit    March     April
      Margins, as Percentages of   30,       1,
               Net Sales           1996     1995

      Gross margin . . . . . . .    22.7 %   24.1 %
      . . . . . . . . . . . . . .
      . . . . .
      Income from operations  . .    8.6 %   10.3 %
      . . . . . . . . . . . . . .
      .
      Income before income taxes     8.1 %    9.8 %
      . . . . . . . . . . . . . .
      Net income . . . . . . . .     5.2 %    6.1 %
      . . . . . . . . . . . . . .
      . . . . .

Results of Operations

The $10,598,000 first quarter, 31%, consolidated increase in net sales and the increase in American agricultural sales are due substantially to the acquisitions shown in footnotes to financial statements. Additionally, sales volumes in American operations, particularly in replacement parts, were reduced due to harsh weather conditions. European operations achieved strong growth in sales. Increases in the amounts of costs, expenses and profitability are also, generally, related to the acquisitions.

Gross margins, down from 24.1% to 22.7 %, and net income margins, down from 6.1% to 5.2%, were reduced due to lower volumes described above, particularly parts volumes, and to lower than expected performance of two of the acquired companies, M&W and Rhino International. These declines were partially offset by strong European margins and margins of the recently acquired Herschel. Net income margin was benefited by the income tax rate declining from 37.7% to 36.0%, which related to the calculation of state income taxes. The 26% increase in average common shares and equivalents related to the 2,000,000 share June 29, 1995 stock offering.

Liquidity and Capital Resources

Cash used by operations was $3,273,000 for the three-month period ended March 30, 1996, with the net income cash flows for the period offset by a net increase in working capital accounts related primarily to seasonal effect.

As of March 30, 1996, $33,324,000 was utilized under the Company's $35,000,000 Amended and Restated Revolving Credit and Term Loan Agreement (the "Facility") of which $874,000 was for standby letters of credit and $32,450,000 was borrowed under the revolving credit line. The Company's borrowings are seasonal in nature with the greatest utilization of the Facility occurring in the spring. On April 10, 1996, the Facility was increased to $40,000,000.

The Facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements in the near future.


                                8
                Alamo Group Inc. and Subsidiaries


                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

       The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability. While amounts claimed may be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibits
                 The following exhibits are included herein:

                  (11)   Statement Re:  Computation of Per  Share
       Earnings

            (b)  Reports on Form 8-K
                 None
































                                9
                Alamo Group Inc. and Subsidiaries


Exhibit (11)  -  Statement Re:   Computation of
Per Share Earnings

                                     Three Months
                                        Ended
                                    March   April
                                     30,      1,
                                     1996    1995
                                        (000's
                                       omitted,
                                      except per
                                     share data)



Primary
Average shares outstanding . . . .   9,577   7,556
 . . . . . . . . . . . . . . . . . .
 . .
Net effect of dilutive stock
options -- based
    on the treasury stock method
using
    average market price . . . . .     83      97
 . . . . . . . . . . . . . . . . . .
 . . . .
Total . . . . . . . . . . . . . . . 9,660   7,653
 . . . . . . . . . . . . . . . . . .
 . . . . . . . .
Net Income . . . . . . . . . . . .      $       $
 . . . . . . . . . . . . . . . . . . 2,326   2,108
 . . . . . .
Per share amount  . . . . . . . . .     $       $
 . . . . . . . . . . . . . . . . . .   .24     .28
 . . . .

Fully Diluted
Average shares outstanding . . . .          7,556
 . . . . . . . . . . . . . . . . . .
 . .
Net effect of dilutive stock
options -- based
    on the treasury stock method
using the
    period end market price, if
higher than
    average market price . . . . .  (1)        100
 . . . . . . . . . . . . . . . . . .
 . . . .
Total . . . . . . . . . . . . . . .         7,656
 . . . . . . . . . . . . . . . . . .
 . . . . . . . .
Net Income . . . . . . . . . . . .          $2,108
 . . . . . . . . . . . . . . . . . .
 . . . . . .
Per share amount  . . . . . . . . .              $
 . . . . . . . . . . . . . . . . . .           .28
 . . . .

(1) Not applicable as price at March 30, 1996 was lower than the average for the three months

















                               10
                Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                            Alamo
Group Inc.
                                   (Registrant)






                                    /s/ Jim A. Smith
                                   Jim A. Smith
                                    Executive Vice President  and
CFO
                                     (Principal  Accounting   and
Financial Officer)





























                               11