Form 10-Q/A
period 1996-09-28
ALAMO GROUP INC
filed 1997-04-03
CIK 897077

WASHINGTON, D.C. 20549

                           FORM  10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September  28, 1996

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

At November 13, 1996, 9,589,851 shares of common stock, $.10 par value, of the Registrant were outstanding.










                Alamo Group Inc. and Subsidiaries

                         INDEX     PAGE

PART I.   FINANCIAL INFORMATION

Item  1.   Interim  Condensed Consolidated  Financial  Statements
(Unaudited)

  Interim Condensed Consolidated Statements of Income  -
   Three  months  and nine months ended September  28,  1996  and
September 30, 1995                                           3

  Interim Condensed Consolidated Balance Sheets -
  September 28, 1996 and December 30, 1995                   4

  Interim Condensed Consolidated Statements of Cash Flows -
  Nine months ended September 28, 1996 and September 30, 1995         5

  Notes to Interim Condensed Consolidated Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              8-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   10
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                     10-
11



SIGNATURES
12


















                                2

                Alamo Group Inc. and Subsidiaries
       Interim Condensed Consolidated Statements of Income
            (in thousands, except per share amounts)
                           (Unaudited)


                              Three Months Ended    Nine Months Ended
                              Septemb   Septemb     Septemb    Septemb
                              er 28,     er 20,     er 28,     er 30,
                               1996       1996       1996       1995

Sales, net . . . . . . . . .        $          $          $          $
 .  . . . . . . . . . . . . .   46,835     43,343    142,608    123,094
 . . . . . . . . . . . . . .
Cost of sales. . . . . . . .   32,669     30,434    103,786     89,437
 .  . . . . . . . . . . . . .
 . . . . . . . . . . . . .
Gross margin . . . . . . . .   14,166     12,909     38,822     33,657
 .  . . . . . . . . . . . . .
 . . . . . . . . . . . .
Operating expenses:
           General       and    2,564      2,301      7,287      6,250
administrative . . . . . . .
 . . . . . . . . . . . . . .
     Marketing . . . . . . .    3,496      3,026     10,077      8,186
 .  . . . . . . . . . . . . .
 . . . . . . . . . . . . .
    Engineering. . . . . . .                 761      2,402      2,121
 .  . . . . . . . . . . . . .      749
 . . . . . . . . . . . .
Operating  expenses   before               6,088     19,766     16,557
amortization. . . . . . .  .    6,809
 . . . . .
Intangible      amortization                 413      1,023        942
expense. . . . . . . . . . .      423
 . . . . . . . .
Income from operations . . .               6,408     18,033     16,158
 .  . . . . . . . . . . . . .    6,934
 . . . . . . . .
Other income (expense):
    Net interest . . . . . .               (448)    (1,568)    (1,798)
 .  . . . . . . . . . . . . .    (475)
 . . . . . . . . . . . . .
     Other . . . . . . . . .                 164        533        818
 .  . . . . . . . . . . . . .       72
 .  . . . . . . . . . . . . .
 .
Income before income taxes .               6,124     16,998     15,178
 .  . . . . . . . . . . . . .    6,531
 . . . . . . .
Provision for income taxes .    2,346      2,220      6,253      5,612
 .  . . . . . . . . . . . . .
 . . . . . . . .
Net income . . . . . . . . .        $          $          $          $
 .  . . . . . . . . . . . . .    4,185      3,904     10,745      9,566
 . . . . . . . . . . . .
Net income per common share.        $          $          $          $
 .  . . . . . . . . . . . . .     0.43       0.41       1.11       1.15
 . . . . .
Weighted   average    common    9,643      9,567      9,667      8,301
shares and equivalents. .  .
 .



                     See accompanying notes.

























                                3
                Alamo Group Inc. and Subsidiaries
          Interim Condensed Consolidated Balance Sheets
              (in thousands, except share amounts)
                           (Unaudited)

                                   Septembe    December
                                     r 28,        30,
                                     1996        1995
ASSETS
Current assets:
     Cash and cash equivalents . .         $           $
 .  . . . . . . . . . . . . . . . .     4,729       1,839
 . . . . . . . . . . . .
     Marketable securities . . . .       395         769
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .
     Accounts receivable . . . . .    43,358      45,509
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .
     Inventories . . . . . . . . .    64,602      58,624
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . .
     Deferred income taxes . . . .     1,707       1,782
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . .
    Prepaid expenses . . . . . . .     1,786         844
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .
                  Total    current   116,577     109,367
assets . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . .

Property, plant and equipment. . .    47,286      46,158
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . .
          Less:        Accumulated  (24,481)    (22,620)
depreciation. . . . . . . . . .  .
 . . . . . . . . . . . . . . .
                                      22,805      23,538

Receivables   from  officers   and       700         700
employees . . . . . . . . . . .  .
 . . . . . . . . .
Goodwill, net of amortization .  .    12,729      13,150
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . .
Other assets . . . . . . . . . . .     5,479       4,816
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .

                Total assets . . .         $           $
 .  . . . . . . . . . . . . . . . .   158,290     151,571
 . . . . . . . . . . . . . . . . .

LIABILITIES    AND   STOCKHOLDERS'
EQUITY
Current liabilities:
    Trade accounts payable . . . .         $           $
 .  . . . . . . . . . . . . . . . .    15,956      13,143
 . . . . . . . . . . . .
     Income taxes payable. . . . .     2,527       1,570
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . .
     Accrued liabilities . . . . .     6,465       6,045
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . .
     Current  portion  of  capital       362         344
lease obligations. . . . . . . . .
 . . . . . . . . .
     Current  maturities of  long-     1,107         946
term debt. . . . . . . . . . . . .
 . . . . . . . . . .
                  Total    current    26,417      22,048
liabilities. . . . . . . . . . . .
 . . . . . . . . . . . . . . . .

Capital lease obligations, net  of     6,904       7,243
current portion . . . . . . . .  .
 . . . . . . .
Long-term  debt,  net  of  current       317       1,466
portion . . . . . . . . . . . .  .
 . . . . . . . . . .
Bank revolving credit facility . .    24,900      28,600
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . .
Deferred income taxes and minority     1,341       1,509
interest. . . . . . . . . . . .  .
 . . . . . .
               Total liabilities .    59,879      60,866
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .

Stockholders' equity:
     Common stock, $.10 par value,
20,000,000 shares
         authorized; 9,589,851 and
9,576,913 issued and                     959         958
         outstanding at  September
28, 1996 and December 30, 1995,
        respectively . . . . . . .
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .
    Additional paid-in-capital . .    49,502      49,278
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .
     Unrealized  holding  gain  on       184         379
securities . . . . . . . . . . . .
 . . . . . . . . . .
     Retained earnings . . . . . .    48,013      40,142
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .
    Translation adjustment . . . .     (247)        (52)
 .  . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .
               Total stockholders'    98,411      90,705
equity . . . . . . . . . . . . . .
 . . . . . . . . . . .
                Total  liabilities         $           $
and stockholders' equity . . . . .   158,290     151,571
 . . . . . . . . .


                     See accompanying notes.

                                4
                Alamo Group Inc. and Subsidiaries
     Interim Condensed Consolidated Statement of Cash Flows
                         (in thousands)
                           (Unaudited)


                                     Nine Months Ended
                                   Septembe    Septembe
                                     r 28,       r 30,
                                     1996        1995
Operating Activities
Net income                                 $           $
                                      10,745       9,566
Adjustments   to   reconcile   net
income to net cash
     provided  (used) by operating       204         122
activities:
          Allowance  for  doubtful
accounts
             Depreciation      and     3,560       3,521
amortization
          Provision  for  deferred      (48)       (339)
income tax benefit
            Realized    gain    on     (370)       (432)
marketable securities
         (Gain)/loss  on  sale  of     (122)        (36)
equipment
          Changes   in   operating
assets and liabilities,
              net  of  effect   of     1,857     (6,045)
acquisitions:
            Accounts receivable
            Inventories              (6,083)     (1,085)
             Prepaid expenses  and   (2,078)     (4,280)
other assets
            Trade accounts payable     3,319         435
and accrued liabilities
            Income taxes payable         942         146
Net   cash   provided  (used)   by    11,926       1,573
operating activities

Investing Activities
Acquisitions, net of cash acquired               (4,973)
                                   -
Purchase  of property,  plant  and   (2,185)     (1,762)
equipment
Proceeds  from sale  of  property,       198          75
plant and equipment
Equity method investment                         (2,480)
                                   -
Proceeds  from sale of  marketable       445         464
securities
Net   cash   provided  (used)   by   (1,542)     (8,676)
investing activities

Financing Activities
Net   change  in  bank   revolving   (3,700)       (480)
credit facility
Dividends paid                       (2,875)     (2,469)
Proceeds from sale of common stock       172      33,139
Principal  payments  on  long-term   (1,139)    (24,809)
debt and capital leases
Proceeds  from  issuance  of  long                   317
term debt                          -
Cash received from stockholder for
    purchase of common stock              53
                                               -
Net   cash   provided  (used)   by   (7,489)       5,698
financing activities
Effect of exchange rate changes on       (5)         149
cash
Net   change  in  cash  and   cash     2,890     (1,256)
equivalents
Cash   and  cash  equivalents   at     1,839       1,873
beginning of the year
Cash  and cash equivalents at  end         $         617
of the period                          4,729

Cash paid during the period for:
    Interest                               $           $
                                       2,129       1,614
    Income taxes                       3,993       3,521

                     See accompanying notes.


                                5
                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

                       September 28, 1996


1.  Basis of Financial Statement Presentation

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

3.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,380,000 and $1,357,000 September 28, 1996 and December 30,
1995, respectively.

4.  Inventories

Inventories valued at LIFO cost represented 83% and 67% of total inventory for the periods ended September 28, 1996 and December 30, 1995, respectively. The excess of current costs over LIFO valued inventories was $2,538,000 at September 28, 1996 and $2,618,000 at December 30, 1995. Inventory obsolescence reserves were $4,833,000 at September 28, 1996 and $4,157,000 at December 30, 1995. Net inventories consist of the following (in thousands):

                             Septembe  December
                              r 28,      30,
                               1996      1995
Finished goods . . . . . . .       $         $
 . . . . . . . . . . . . . .   56,922    51,613
 . . .
Work in process . . . . . .    3,409     3,234
 . . . . . . . . . . . . . .
 . . .
Raw materials. . . . . . . .   4,271     3,777
 . . . . . . . . . . . . . .
 . . .
                                   $         $
                              64,602    58,624

    An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates of expected year-
    end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.



                                6
                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

               September 28, 1996  -  (Continued)


5.  Common Stock and Dividends

The Company completed a 2,000,000 share public offering of its common stock on June 29, 1995.

Dividends declared and paid on a per share basis were as follows:

                             Three Months Ended Nine Months Ended
                             Septembe  Septembe Septembe  Septembe
                              r 28,     r 30,    r 28,     r 30,
                               1996      1995      1996     1995
Dividends declared . . . . .       $         $         $         $
 . . . . . . . . . . . . . .     0.10      0.10      0.30      0.30
 . . .
Dividends paid . . . . . . .       $         $         $         $
 . . . . . . . . . . . . . .     0.10      0.10      0.30      0.30
 . . . .

                                           6.  Contingent Matters

 The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material affect on its financial position or results of operations.
































                                7
                Alamo Group Inc. and Subsidiaries

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations


The following tables set forth, for the periods indicated, certain financial data:

                               Three Months     Nine Months Ended
                                   Ended
   Sales Data In Thousands    Sept.    Sept.     Sept.     Sept.
                               28,      30,       28,       30,
                              1996     1995       1996       1995
     American
         Agricultural . . .       $         $          $         $
 . . . . . . . . . . . . . . 21,771    17,368     66,139    48,538
 . . . . . .
         Governmental  . . . 12,486    13,559     40,018    41,001
 . . . . . . . . . . . . . .
 . . . .
     European . . . . . . .  12,578    12,416     36,451    33,555
 . . . . . . . . . . . . . .
 . . . . . .
 Total sales, net  . . . . .      $         $          $         $
 . . . . . . . . . . . . . . 46,835    43,343    142,608   123,608
 . . . . .

                               Three Months     Nine Months Ended
                                   Ended
   Cost Trends and Profit     Sept.    Sept.     Sept.     Sept.
 Margins, as Percentages of    28,      30,       28,       30,
          Net Sales           1996     1995      1996      1995

 Gross margin . . . . . . .    30.2 %    29.8 %    27.2 %    27.3 %
 . . . . . . . . . . . . . .
 . . . . .
 Income from operations  . .   14.8 %    14.8 %    12.6 %    13.1 %
 . . . . . . . . . . . . . .
                           .
 Income before income taxes    13.9 %    14.1 %    11.9 %    12.3 %
 . . . . . . . . . . . . . .
 Net income . . . . . . . .     8.9 %     9.0 %     7.5 %     7.8 %
 . . . . . . . . . . . . . .
 . . . . .

Results of Operations

Three  Months  Ended September 28, 1996 Compared to Three  Months
Ended September 30, 1995

Net sales increased $3,492,000, up 8% over 1995's third quarter. This increase, including the 25% increase in American agricultural sales, is a result of acquisitions (see notes to financial statements) in 1995 which increased replacement parts sales. Replacement parts sales have strengthened with the return of more normal domestic weather patterns. Sales growth was partially offset by lower governmental sales due to the delay in shipment of certain wholegoods caused by lower availability of tractor supplies from the Company's major OEM suppliers. These orders are expected to be completed in the fourth quarter. Increases in the amounts of costs and expenses are also, generally, related to the acquisitions.

Gross margin, up from 29.8% to 30.2 %, increased largely due to production efficiency programs and price increase effects.

Nine  Months  Ended September 28, 1996 Compared  to  Nine  Months
Ended September 30, 1995

Net sales increased $19,514,000, up 16%. Acquisitions in 1995 were the primary factor in increases in sales and costs. European operations also contributed to sales growth. Nine month results were impacted by negative impacts of harsh weather on sales volume during the first half of the year, particularly in agricultural markets and replacement parts. The 16% increase in average common shares and equivalents related to the 2,000,000 share June 29, 1995, stock offering.








                                8
Liquidity and Capital Resources

Cash provided by operations was $11,926,000 for the nine-month period ended September 28, 1996.

As of September 28, 1996, $26,945,000 was utilized under the Company's $40,000,000 Amended and Restated Revolving Credit and Term Loan Agreement (the "Facility") of which $2,045,000 was for standby letters of credit and $24,900,000 was borrowed under the revolving credit line. The Company's borrowings are seasonal in nature with the greatest utilization of the Facility generally occurring in the spring.

The Facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements in the near future.














































                                9
                Alamo Group Inc. and Subsidiaries


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



































                               10
                Alamo Group Inc. and Subsidiaries



Exhibit (11)  -  Statement Re:   Computation of Per Share
Earnings

                                     Three Months     Nine Months
                                        Ended            Ended
                                    Septem  Septem  Septem  Septem
                                     ber     ber     ber      ber
                                     28,     30,     28,      30,
                                     1996    1995    1996    1995
                                      (000's omitted, except per
                                              share data)

                            Primary
 Average shares outstanding . . . . 9,590   9,467   9,577    8,195
 . . . . . . . . . . . . . . . . . .
                                . .
Net effect of dilutive stock
options -- based
    on the treasury stock method
using
    average market price . . . . .     53     100      90      106
 . . . . . . . . . . . . . . . . . .
 . . . .
Total . . . . . . . . . . . . . . . 9,643   9,567   9,667    8,301
 . . . . . . . . . . . . . . . . . .
 . . . . . . . .
Net Income . . . . . . . . . . . .      $       $       $        $
 . . . . . . . . . . . . . . . . . . 4,185   3,904   10,745    9,566
 . . . . . .
Per share amount  . . . . . . . . .     $       $       $        $
 . . . . . . . . . . . . . . . . . .   .43     .41    1.11     1.15
 . . . .

Fully Diluted
Average shares outstanding . . . .          9,467            8,194
 . . . . . . . . . . . . . . . . . .
 . .
Net effect of dilutive stock
options -- based
    on the treasury stock method
using the
    period end market price, if
higher than
    average market price . . . . .            161              127
 . . . . . . . . . . . . . . . . . .
 . . . .
Total . . . . . . . . . . . . . . .         9,628            8,321
 . . . . . . . . . . . . . . . . . .
 . . . . . . . .
Net Income . . . . . . . . . . . .              $                $
 . . . . . . . . . . . . . . . . . .         3,904            9,566
 . . . . . .
Per share amount  . . . . . . . . .              $     (1)        $
 . . . . . . . . . . . . . . . . . . (1)        .41             1.15
 . . . .

(1) Not applicable as the market price at end of the period was lower than the average for the period.





















                               11
                Alamo Group Inc. and Subsidiaries


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
































                               12