Form 10-Q/A
period 1996-06-29
ALAMO GROUP INC
filed 1997-04-04
CIK 897077

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM  10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1996

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

At August 13, 1996, 9,589,851 shares of common stock, $.10 par value, of the Registrant were outstanding.
                Alamo Group Inc. and Subsidiaries

                         INDEX     PAGE

PART I.   FINANCIAL INFORMATION

Item  1.   Interim  Condensed Consolidated  Financial  Statements
(Unaudited)

  Interim Condensed Consolidated Statements of Income  -
   Three  months and six months ended June 29, 1996 and  July  1,
1995                                                        3

  Interim Condensed Consolidated Balance Sheets -
  June 29, 1996 and December 30, 1995                        4

  Interim Condensed Consolidated Statements of Cash Flows -
  Six months ended June 29, 1996 and July 1, 1995            5

  Notes to Interim Condensed Consolidated Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              8-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   10
Item 2.  None
Item 3.  None
Item 4.  Submission of Matters to a Vote of Security Holders     10
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                     10-
11



SIGNATURES
12















                                2


     Alamo Group Inc. and
         Subsidiaries
Interim Condensed Consolidated
     Statements of Income
(in thousands, except per share
           amounts)
          (Unaudited)


                                  Three                  Six
                                  Months                Months
                                  Ended                 Ended

                                   June       July       June      July
                                   29,         1,        29,        1,
                                   1996       1995       1996      1995

 Sales, net . . . . . . . . . .   $50,72     $45,30     $95,77     $79,75
 . . . . . . . . . . . . . . . .        7          3         3          1
          . . . . . . . . . . .
  Cost of sales . . . . . . . .   36,288     32,847     71,117     59,003
 . . . . . . . . . . . . . . . .
          . . . . . . . . . . .
 Gross margin . . . . . . . . .   14,439     12,456     24,656     20,748
 . . . . . . . . . . . . . . . .
              . . . . . . . . .
            Operating expenses:
     General and administrative    2,584      2,280     4,723      3,950
 . . . . . . . . . . . . . . . .
                      . . . . .
     Marketing  . . . . . . . .    3,446      2,928     6,581      5,158
 . . . . . . . . . . . . . . . .
            . . . . . . . . . .
      Engineering . . . . . . .      789        692     1,653      1,361
 . . . . . . . . . . . . . . . .
            . . . . . . . . . .
      Operating expenses before    6,819      5,900     12,957     10,469
 amortization . . . . . . . . .
                        . . . .
        Intangible amortization      376        359       600        529
 expense. . . . . . . . . . . .
                . . . . . . . .
 Income from operations . . . .    7,244      6,197     11,099      9,750
 . . . . . . . . . . . . . . . .
                    . . . . . .
        Other income (expense):
     Net interest . . . . . . .    (578)      (845)     (1,093     (1,350
 . . . . . . . . . . . . . . . .                             )          )
          . . . . . . . . . . .
    Other . . . . . . . . . . .      168        317       461        654
 . . . . . . . . . . . . . . . .
          . . . . . . . . . . .
 Income before income taxes . .    6,834      5,669     10,467      9,054
 . . . . . . . . . . . . . . . .
                        . . . .
 Provision for income taxes . .    2,600      2,115     3,907      3,392
 . . . . . . . . . . . . . . . .
                    . . . . . .
 Net income . . . . . . . . . .   $4,234     $3,554     $6,560     $5,662
 . . . . . . . . . . . . . . . .
            . . . . . . . . . .
  Net income per common share .    $0.44      $0.46     $0.68      $0.74
 . . . . . . . . . . . . . . . .
                        . . . .
 Weighted average common shares    9,699      7,682     9,680      7,667
      and equivalents . . . . .

        See accompanying notes.




















                                           3

     Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance
                                Sheets
  (in thousands, except share amounts)
                           (Unaudited)

                                         June      Decemb
                                         29,       er 30,
                                         1996       1995
                                ASSETS
                       Current assets:
      Cash and cash equivalents. . . . $  4,007   $ 1,839
 . . . . . . . . . . . . . . . . . . .
                                 . . .
      Marketable securities. . . . . .     428       769
 . . . . . . . . . . . . . . . . . . .
                         . . . . . . .
      Accounts receivable. . . . . . .  50,782     45,509
 . . . . . . . . . . . . . . . . . . .
                         . . . . . . .
      Inventories. . . . . . . . . . .  62,929     58,624
 . . . . . . . . . . . . . . . . . . .
             . . . . . . . . . . . . .
      Deferred income taxes. . . . . .   1,707     1,782
 . . . . . . . . . . . . . . . . . . .
                     . . . . . . . . .
       Prepaid expenses. . . . . . . .   3,017       844
 . . . . . . . . . .  . . . . . . . . .
                     . . . . . . . . .
                Total current assets .  122,87     109,36
 . . . . . . . . . . . . . . . . . . .       0         7
                 . . . . . . . . . . .

Property, plant and equipment. . . . .  46,506     46,158
 . . . . . . . . . . . . . . . . . . .
                                 . . .
      Less: Accumulated depreciation .  (23,67     (22,62
 . . . . . . . . . . . . . . . . . . .      1)        0)
                               . . . .
                                         22,835     23,538

         Receivables from officers and     700       700
employees. . . . . . . . . . . . . . .
                               . . . .
Goodwill . . . . . . . . . . . . . . .  13,022     13,150
 . . . . . . . . . . . . . . . . . . .
             . . . . . . . . . . . . .
 Other assets. . . . . . . . . . . . .   5,289     4,816
 . . . . . . . . . . . . . . . . . . .
               . . . . . . . . . . . .

                Total assets . . . . . $ 164,71   $ 151,57
 . . . . . . . . . . . . . . . . . . .       6         1
             . . . . . . . . . . . . .

LIABILITIES AND STOCKHOLDERS '  EQUITY
                  Current liabilities:
       Trade accounts payable. . . . . $ 15,813   $ 13,143
 . . . . . . . . . . . . . . . . . . .
                     . . . . . . . . .
       Income taxes payable. . . . . .   4,507     1,570
 . . . . . . . . . . . . . . . . . . .
                   . . . . . . . . . .
      Accrued liabilities. . . . . . .   6,546     6,045
 . . . . . . . . . . . .  . . . . . . .
                     . . . . . . . . .
      Current portion of capital lease     353       344
obligations. . . . . . . . . . . . . .
       Current maturities of long-term   1,124       946
 debt. . . . . . . . . . . . . . . . .
                            .  . . . .
                         Total current  28,343     22,048
liabilities. . . . . . . . . . . . . .
         . . . . . . . . . . . . . . .

     Capital lease obligations, net of   6,970     7,243
 current portion . . . . . . . . . . .
                           . . . . . .
 Long-term debt. . . . . . . . . . . .     414     1,466
 . . . . . . . . . . . . . . . . . . .
                   . . . . . . . . . .
 Bank revolving credit facility. . . .  32,600     28,600
 . . . . . . . . . . . . . . . . . . .
                             . . . . .
    Deferred income taxes and minority   1,336     1,509
interest . . . . . . . . . . . . . . .
                               . . . .
                Total liabilities. . .  69,663     60,866
 . . . . . . . . . . . . . . . . . . .
                     . . . . . . . . .

                 Stockholders' equity:
         Common stock, $.10 par value,
                     20,000,000 shares
             authorized; 9,589,851 and
                  9,576,913 issued and
          outstanding at June 29, 1996
                and December 30, 1995,
          respectively . . . . . . . .     959       958
 . . . . . . . . . . . . . . . . . . .
             . . . . . . . . . . . . .
       Additional paid-in- capital . .  49,499     49,278
 . . . . . . . . . . . . . . . . . . .
                     . . . . . . . . .
            Unrealized holding gain on     206       379
 securities. . . . . . . . . . . . . .
                       . . . . . . . .
      Retained earnings. . . . . . . .  44,786     40,142
 . . . . . . . . . . . . . . . . . . .
                 . . . . . . . . . . .
      Translation adjustment . . . . .   (397)      (52)
 . . . . . . . . . . . . . . . . . . .
                     . . . . . . . . .
                   Total stockholders'  95,053     90,705
equity . . . . . . . . . . . . . . . .
                   . . . . . . . . . .
                 Total liabilities and $ 164,71   $ 151,57
stockholders' equity . . . . . . . . .       6         1
                             . . . . .

               See accompanying notes.
















































                                     4

        Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements
                            of Cash Flows
                           (in thousands)
                              (Unaudited)

                                            Six
                                           Months
                                           Ended
                                            June      July
                                            29,        1,
                                            1996      1995
          Operating Activities
 Net income . . . . . . . . . . . . . . . $  6,560   $  5,662
 . . . . . . . . . . . . . . . . . . . . .
                            . . . . . . .
   Adjustments to reconcile net income to
                                 net cash
             provided (used) by operating
                              activities:
        Allowance for doubtful accounts .     151        74
 . . . . . . . . . . . . . . . . . . . . .
          Depreciation and amortization .   2,225     2,127
 . . . . . . . . . . . . . . . . . . . . .
                                    . . .
            Provision for deferred income    (53)        166
tax benefit . . . . . . . . . . . . . . .
                                  . . . .
              Realized gain on marketable   (370)     (337)
 securities . . . . . . . . . . . . . . .
                                  . . . .
         (Gain)/loss on sale of equipment    (98)       (9)
 . . . . . . . . . . . . . . . . . . . . .
                            . . . . . . .
          Changes in operating assets and
                             liabilities,
                         net of effect of
                            acquisitions:
            Accounts receivable . . . . .  (5,597    (9,871
 . . . . . . . . . . . . . . . . . . . . .       )         )
                              . . . . . .
            Inventories . . . . . . . . .  (4,458    (1,807
 . . . . . . . . . . . . . . . . . . . . .       )         )
                        . . . . . . . . .
               Prepaid expenses and other  (3,038    (2,602
 assets . . . . . . . . . . . . . . . . .       )         )
                                  . . . .
               Trade accounts payable and   3,312       291
accrued liabilities . . . . . . . . . . .
             Income taxes payable . . . .   2,922       896
 . . . . . . . . . . . . . . . . . . . . .
                                . . . . .
    Net cash provided (used) by operating   1,556    (5,410
 activities . . . . . . . . . . . . . . .                 )

                     Investing Activities
Acquisitions, net of cash acquired. . . .            (4,973
 . . . . . . . . . . . . . . . . . . . . . -                )
                                . . . . .
Purchase of property, plant and equipment  (1,326    (1,078
      . . . . . . . . . . . . . . . . . .       )         )
Proceeds from sale of property, plant and     134        76
          equipment . . . . . . . . . . .
  Equity method investment. . . . . . . .            (1,980
 . . . . . . . . . . . . . . . . . . . . . -                )
                                . . . . .
         Proceeds from sale of marketable     445       361
 securities . . . . . . . . . . . . . . .
                                  . . . .
    Net cash provided (used) by investing   (747)    (7,594
 activities . . . . . . . . . . . . . . .                 )
                        . . . . . . . . .

                     Financing Activities
      Net change in bank revolving credit   4,000    13,134
 facility . . . . . . . . . . . . . . . .
                                    . . .
 Dividends paid . . . . . . . . . . . . .  (1,916    (1,512
 . . . . . . . . . . . . . . . . . . . . .       )         )
                            . . . . . . .
 Proceeds from sale of common stock . . .     172        225
 . . . . . . . . . . . . . . . . . . . . .           -
     Principal payments on long-term debt   (940)     (773)
         and capital leases . . . . . . .
Proceeds from issuance of long term debt.               318
  . . . . . . . . . . . . . . . . . . . . -
       Cash received from stockholder for
       purchase of common stock . . . . .      51
 . . . . . . . . . . . . . . . . . . . . .           -
                              . . . . . .
    Net cash provided (used) by financing   1,367    11,392
 activities . . . . . . . . . . . . . . .
  Effect of exchange rate changes on cash     (8)        78
 . . . . . . . . . . . . . . . . . . . . .
                                        .
  Net change in cash and cash equivalents   2,168    (1,534
 . . . . . . . . . . . . . . . . . . . . .                 )
Cash and cash equivalents at beginning of   1,839     1,873
       the year . . . . . . . . . . . . .
  Cash and cash equivalents at end of the $  4,007   $    339
 period . . . . . . . . . . . . . . . . .

         Cash paid during the period for:
         Interest . . . . . . . . . . . . $  1,125   $  1,453
 . . . . . . . . . . . . . . . . . . . . .
                        . . . . . . . . .
         Income taxes . . . . . . . . . .   2,375      1,881
 . . . . . . . . . . . . . . . . . . . . .           -
                            . . . . . . .

                  See accompanying notes.














































                                        5

                                Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements -
                                                      (Unaudited)

                                                    June 29, 1996


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

3.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,521,000 and $1,357,000 at June 29, 1996 and December 30,
1995, respectively.

4.  Inventories

Inventories valued at LIFO cost represented 83% and 67% of total inventory for the periods ended June 29, 1996 and December 30, 1995, respectively. The excess of current costs over LIFO valued inventories was $2,538,000 at June 29, 1996 and $2,618,000 at
December 30, 1995. Inventory obsolescence reserves were $4,742,000 at June 29, 1996 and $4,157,000 at December 30, 1995.
Net inventories consist of the following (in thousands):

                             June 29,  December
                                         30,
                               1996      1995
Finished goods . . . . . . . $ 52,774   $ 51,613
 . . . . . . . . . . . . . .
           . . .
 Work in process . . . . . .   5,487     3,234
 . . . . . . . . . . . . . .
                       . . .
Raw materials. . . . . . . .   4,668     3,777
 . . . . . . . . . . . . . .
                       . . .
                             $ 62,929   $ 58,624

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


                                6
                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

                  June 29, 1996  -  (Continued)


5.  Common Stock and Dividends

The  Company completed a  public offering of common stock on June
29, 1995 for 2,000,000 shares.

Dividends declared and paid on a per share basis were as follows:

                             Three Months Ended  Six Months Ended
                             June 29,  July 1,  June 29,  July 1,
                               1996      1995      1996     1995
Dividends declared . . . . .  $ 0.10    $ 0.10    $ 0.20    $ 0.20
 . . . . . . . . . . . . . .
           . . .
Dividends paid . . . . . . .  $ 0.10    $ 0.10    $ 0.20    $ 0.20
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





























                                7
                Alamo Group Inc. and Subsidiaries

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations


The following tables set forth, for the periods indicated, certain financial data:

                             Three      Months   Six Months Ended
                            Ended
 Sales Data In Thousands     June      July 1,   June       July 1,
                            29,                 29,
                              1996     1995       1996       1995
            American
          Agricultural . . .      $         $          $         $
 . . . . . . . . . . . . . . 21,751    18,435     44,368    31,170
                 . . . . . .
         Governmental  . . . 16,311    15,343     27,532    27,442
 . . . . . . . . . . . . . .
                     . . . .
      European . . . . . . . 12,665    11,525     23,873    21,139
 . . . . . . . . . . . . . .
                 . . . . . .
 Total sales, net  . . . . .      $         $          $         $
 . . . . . . . . . . . . . . 50,727    45,303     95,773    79,751
                   . . . . .

                             Three Months        Six Months Ended
                            Ended
 Cost Trends and Profit      June      July 1,   June      July 1,
 Margins, as Percentages of  29,                 29,
 Net Sales                   1996      1995      1996      1995

  Gross margin . . . . . . .   28.5 %    27.5 %    25.7 %    26.0 %
 . . . . . . . . . . . . . .
                   . . . . .
 Income from operations  . .   14.3 %    13.7 %    11.6 %    12.2 %
 . . . . . . . . . . . . . .
                           .
  Income before income taxes   13.5 %    12.5 %    10.9 %    11.4 %
 . . . . . . . . . . . . . .
  Net income . . . . . . . .    8.3 %     7.8 %     6.8 %     7.1 %
 . . . . . . . . . . . . . .
                   . . . . .

Results of Operations

Second  Quarter  Ended June 29, 1996 Compared to  Second  Quarter
Ended July 1, 1995

Net sales increased $5,424,000, up 12% over 1995's second quarter. This increase is a result of acquisitions (see notes to financial statements) in 1995 and European sales volume increases, partially offset by decreases in sales volume in American operations, particularly in agricultural markets and replacement parts. The acquisitions primarily affected American agricultural sales. The sales volume decreases in American operations were due primarily to harsh weather conditions. Increases in the amounts of costs and expenses are also, generally, related to the acquisitions.

Gross margin, up from 27.5% to 28.5 %, increased due to production efficiency programs and price increase effects. Partially offsetting these positive effects were the margin effects of sales volume reductions, particularly in replacement parts, and lower than expected performance from recently acquired companies. The 26% increase in average common shares and equivalents related to the 2,000,000 share June 29, 1995 stock offering.

Six  Months Ended June 29, 1996 Compared to Six Months Ended July
1, 1995

Net sales increased $16,022,000, up 20%. Acquisitions in 1995 were the primary factor in increases in sales and costs. European operations also contributed to sales growth. Six month results, like the second quarter, were impacted by negative impacts of harsh weather on sales volume, particularly in agricultural markets and replacement parts. Overall, margins and cost ratios were little changed with second quarter improvements generally having offset modest first quarter declines. The first quarter results reflected a 1.7% benefit to the income tax rate related to the calculation of state income taxes.




                                8
Liquidity and Capital Resources

Cash provided by operations was $1,5556,000 for the six-month period ended June 29, 1996, with the net income cash flows for the period substantially offset by net increases in working capital accounts related primarily to seasonal effect.

As of June 29, 1996, $34,104,000 was utilized under the Company's $40,000,000 Amended and Restated Revolving Credit and Term Loan Agreement (the "Facility") of which $1,504,000 was for standby letters of credit and $32,600,000 was borrowed under the revolving credit line. The Company's borrowings are seasonal in nature with the greatest utilization of the Facility generally occurring in the spring.

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

Item 4.Submission of Matters to a Vote of Security Holders

       The  Company's Annual Meeting of Stockholders was held  on
       April 30, 1996, with the following results of elections and approvals


Votes Cast

__________________________________________
                                                         Against/
Abstentions/
                                     For        Withheld     Non-
Votes
       a.The following Directors were elected
         to serve until the next Annual
         Meeting of Stockholders.

         Donald J. Douglass            8,316,698   25,103          N/A
         Oran F. Logan                 8,316,648   25,153          N/A
         Joseph C. Graf                8,314,398   27,403          N/A
         O.S. Simpson, Jr.                  8,315,898   25,903       N/A
         William R. Thomas             8,185,798 156,003           N/A
         David Morris                  8,316,198   25,603          N/A
         James B. Skaggs                    8,316,198   25,603       N/A

       b.Ernst & Young was approved as
         the Company's auditors for the
          1996 fiscal year.                  8,238,970        265
       102,566

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

               (11)   Statement  Re:  Computation  of  Per  Share
       Earnings

         (b)  Reports on Form 8-K
              None







                               10
                Alamo Group Inc. and Subsidiaries



    Exhibit (11)  -  Statement Re:   Computation of Per Share
                            Earnings

                                     Three Months     Six Months
                                        Ended            Ended
                                     June    July    June    July
                                     29,      1,      29,     1,
                                     1996    1995    1996    1995
                                      (000's omitted, except per
                                              share data)

              Primary
 Average shares outstanding . . . . 9,590   7,563    9,577    7,559
 . . . . . . . . . . . . . . . . . .
                                . .
       Net effect of dilutive stock
                   options -- based
       on the treasury stock method
                              using
     average market price . . . . .   109     119      103      108
 . . . . . . . . . . . . . . . . . .
                            . . . .
Total . . . . . . . . . . . . . . . 9,699   7,682    9,680    7,667
 . . . . . . . . . . . . . . . . . .
                    . . . . . . . .
 Net Income . . . . . . . . . . . .     $       $        $        $
 . . . . . . . . . . . . . . . . . . 4,234   3,554    6,560   5,662
                        . . . . . .
Per share amount  . . . . . . . . .     $       $        $        $
 . . . . . . . . . . . . . . . . . .   .44     .46      .68     .74
                            . . . .

                      Fully Diluted
 Average shares outstanding . . . .                  9,577
 . . . . . . . . . . . . . . . . . .
                                . .
       Net effect of dilutive stock
                   options -- based
       on the treasury stock method
                          using the
        period end market price, if
                        higher than
     average market price . . . . .                    112
 . . . . . . . . . . . . . . . . . .
                            . . . .
Total . . . . . . . . . . . . . . .                  9,689
 . . . . . . . . . . . . . . . . . .
                    . . . . . . . .
 Net Income . . . . . . . . . . . .                      $
 . . . . . . . . . . . . . . . . . .                  6,560
                        . . . . . .
Per share amount  . . . . . . . . .   (1)     (1)        $   (1)
 . . . . . . . . . . . . . . . . . .                    .68
                            . . . .

(1) Not applicable as price at end of the period was lower than the average for the period.



















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