Form 10-Q
period 1997-03-31
ALAMO GROUP INC
filed 1997-05-15
CIK 897077

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM  10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

At April 30, 1997, 9,589,851 shares of common stock, $.10 par value, of the Registrant were outstanding.



                Alamo Group Inc. and Subsidiaries

                              INDEX



PAGE
PART I.  FINANCIAL INFORMATION

Item  1. Interim  Condensed Consolidated  Financial  Statements
                                                               (Unaudited)

  Interim Condensed Consolidated Statements of Income  -
  Three months ended March 31, 1997 and March 30, 1996       3

  Interim Condensed Consolidated Balance Sheets -
  March 31, 1997 and December 31, 1996                       4

  Interim Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1997 and March 30, 1996       5

  Notes to Interim Condensed Consolidated Financial Statements
                                                           6-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   9
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K
                                                          9-10


SIGNATURES
                                                            11


                Alamo Group Inc. and Subsidiaries
       Interim Condensed Consolidated Statements of Income
            (in thousands, except per share amounts)
                           (Unaudited)




                                     Three Months
                                         Ended

                                     March   March
                                      31,     30,
                                     1997    1996

Net sales                          $51,643     $45,046

Cost of Sales                       38,907      34,829

 Gross profit                       12,736      10,217


Selling, general and                 7,141       6,362
administrative expense

 Income from operations              5,595       3,855

Interest expense                      (531)       (614)

Interest income                        131          99

Other income (net)                       6         293

 Income before income taxes          5,201       3,633

Provision for income taxes           1,923       1,307

 Net income                         $3,278      $2,326

Net income per common share          $0.34       $0.24

Weighted average common shares       9,668       9,660
and equivalents .............


                          See accompanying notes.




                Alamo Group Inc. and Subsidiaries
          Interim Condensed Consolidated Balance Sheets
              (in thousands, except share amounts)
                           (Unaudited)

                                          March     Decemb
                                           31,      er 31,
                                           1997      1996
     ASSETS
Current assets:

Cash and cash equivalents                 $(39)    $2,228

Accounts receivable                     58,055     43,925

Inventories                             60,147     60,171

Deferred income taxes                    2,206      2,206

Prepaid expenses and other               2,064      1,327

Total current assets                   122,433    109,857


Property, plant and equipment           48,677     48,932

 Less:  Accumulated depreciation       (27,058)   (26,546)

                                          21,619    22,386

Goodwill                                 13,595    14,237

Other assets                              7,450     7,382


 Total assets                          $165,097  $153,862


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Trade accounts payable                 $ 16,215  $ 11,066

Income taxes payable                      2,480       930

Accrued liabilities                       7,240     6,725

Current maturities of long-term debt        885     1,031


 Total current liabilities               26,820    19,752


Long-term debt, net of current           38,546    35,299
 maturities

Deferred income taxes                     1,560     1,561



Stockholders' equity:
 Common stock, $.10 par
 value, 20,000,000 shares
 authorized; 9,589,851
 issued and outstanding at
 March 31, 1997 and December 31,1996        959       959

Additional paid-in capital               49,545    49,592

Retained earnings                        47,390    45,071

Translation adjustment                      277     1,628


Total stockholders' equity               98,171    97,250



Total liabilities
and stockholders' equity               $165,097  $153,862


                       See accompanying notes.




                Alamo Group Inc. and Subsidiaries
     Interim Condensed Consolidated Statements of Cash Flows
                         (in thousands)
                           (Unaudited)

                                    Three Months
                                       Ended

                                  March      March
                                   31,        30,
                                  1997       1996
Operating Activities
Net income                      $  3,278  $   2,326


Adjustments to reconcile net
income to net cash provided
(used) by operating activities:

Provision for doubtful accounts      275        106

Depreciation                         937        880

Amortization                         323        224

Provision for deferred                (9)        20
income tax benefit

Realized gain on mrkt securities       -       (167)

Gain on sale of equipment            (96)       (67)


Changes in operating assets and
liabilities:

Accounts receivable              (15,007)    (5,175)

Inventories                         (606)    (4,716)

Prepaid exenses and other assets  (1,769)      (216)

Trade accounts payable and         6,969      2,900
accrued liabilities

Income taxes payable               1,633      1,270

Net cash provided (used) by       (4,072)    (2,615)
operating activities


Investing Activities

Purchase of property, plant and     (740)      (786)
equipment

Proceeds from sale of property,      122         99
plant and equipment

Proceeds from sale of marketable       -        204
securities

Net cash (used) by investing        (618)      (483)
activities


Financing Activities
Net change in bank revolving       3,700      3,850
credit facility

Principal payments on long-term     (200)      (791)
debt and capital leases

Dividends paid                      (959)      (959)

Proceeds from sale of common           -         27
stock

Net cash provided  by financing    2,541      2,128
activities


Effect of exchange rate changes    (118)       (24)
on cash

Net change in cash and cash      (2,267)      (994)
equivalents

Cash and cash equivalents at      2,228      1,839
beginning of the period

Cash and cash equivalents at
end of the period              $    (39)  $    845


Cash paid during the period
for:
 Interest                      $    582   $    681
 Income taxes                        -          -




                     See accompanying notes.

                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

                         March 31, 1997


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,569,000 and $1,521,000 at March 31, 1997 and December 31,
1996, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 80% of total inventory at each of March 31, 1997 and December 31, 1996. The excess of current costs over LIFO valued inventories was $3,221,000 at each of March 31, 1997 and December 31, 1996.
Inventory obsolescence reserves were $4,117,000 at March 31, 1997 and $4,110,000 at December 31, 1996. Net inventories consist of the following (in thousands):

                              March    December
                               31,       31,
                               1997      1996
Finished goods . . . . . . .       $         $
 . . . . . . . . . . . . . .   51,169    53,748
 .
Work in process . . . . . .    4,608     2,858
 . . . . . . . . . . . . . .
 .
Raw materials. . . . . . . .   4,370     3,565
 . . . . . . . . . . . . . .
 .
                                   $         $
                              60,147    60,171

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





                Alamo Group Inc. and Subsidiaries

 Notes to Interim Condensed Consolidated Financial Statements -
                           (Unaudited)

                 March 31, 1997  -  (Continued)


4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

                             Three Months Ended
                              March     March
                               31,       30,
                               1997      1996
Dividends declared . . . . .  $ 0.10    $ 0.10
 . . . . . . . . . . . . . .
Dividends paid . . . . . . .  $ 0.10    $ 0.10
 . . . . . . . . . . . . . .
 .


5.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of the Company's earnings per share for these quarters is not expected to be material.


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

                Alamo Group Inc. and Subsidiaries

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations


The following tables set forth, for the periods indicated, certain financial data:

                               Three Months
                                   Ended
   Sales Data In Thousands    March    March
                               31,      30,
                              1997     1996
     American
         Agricultural . . .       $         $
 . . . . . . . . . . . . . . 26,616    22,617
 . .
         Industrial . . . .  12,658    11,221
 . . . . . . . . . . . . . .
 . .
     European . . . . . . .  12,369    11,208
 . . . . . . . . . . . . . .
 .
 Total sales, net  . . . . .      $         $
 . . . . . . . . . . . . . . 51,643    45,046
 .

                               Three Months
                                   Ended
   Cost Trends and Profit     March    March
 Margins, as Percentages of    31,      30,
          Net Sales           1997     1996

 Gross margin . . . . . . .    24.7 %    22.7 %
 . . . . . . . . . . . . . .
 .
 Income from operations  . .   10.8 %     8.6 %
 . . . . . . . . . . . .
 Income before income taxes    10.1 %     8.1 %
 . . . . . . . . . . . .
 Net income . . . . . . . .     6.3 %     5.2 %
 . . . . . . . . . . . . . .
 .

Results of Operations

Three  Months Ended March 31, 1997 Compared to Three Months Ended
March 30, 1996

Net sales increased $6,597,000, up 15% over 1996's first quarter. First quarter results benefited from the return of more normalized domestic weather and operating conditions. Accordingly, Alamo's American agricultural and industrial markets achieved results more in-line with the Company's traditional levels of profitability as both its wholegoods and replacement parts sales increased. Sales in Alamo's European operations increased 10%. The period's results were also favorably impacted by the continued integration of the Company's 1995 acquisitions. Expense increases were in line with Company growth.

Liquidity and Capital Resources

Cash used by operations was $4,072,000 for the three-month period ended March 31, 1997, with the net income cash flows for the period offset by a net increase in working capital accounts related primarily to seasonal effects.

As of March 31, 1997, $34,318,000 was utilized under the Company's $40,000,000 bank revolving credit facility, of which $3,118,000 was for standby letters of credit and $31,200,000 was borrowed. The Company's borrowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

The bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements in the near future.




This report may be deemed to contain forward-looking statements which involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Among those factors which could cause actual results to differ materially are the following: market demand, competition, weather, and other risk factors listed from time to time in the Company's SEC reports.


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

Item 6.Exhibits and Reports on Form 8-K

            (a)  Exhibits
              The following exhibits are included herein:
             (10.1)   Form  of  indemnification  agreements  with
                      Directors of  the Company
             (10.2)   Form  of  indemnification  agreements  with
                      certain executive officers of the Company
             (11.1)   Statement  Re:   Computation  of  Per  Share
                      Earnings
             (27.1)   Financial Data Schedule

            (b)       Reports on Form 8-K
                      None




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






                                                            Alamo
                                                          Group Inc.
                                                         (Registrant)






                                           /s/   Jim A. Smith
                                                 Jim A. Smith
                                                 Executive Vice President  and
                                                 CFO
                                                 (Principal Accounting and
                                                 Financial Officer)

                          Exhibit 10.1

                     FORM OF INDEMNIFICATION
                  WITH DIRECTORS OF THE COMPANY


      THIS  INDEMNIFICATION AGREEMENT (the "Agreement") dated  as of_________,  199___,  is  by and between  ALAMO  GROUP  INC.,  a
Delaware       corporation       (the       "Company"),       and
_________________________ ("Director").

                        R E C I T A L S:

      A. Director is a member of the Board of Directors of the Company and in such capacity is performing a valuable service to the Company.

      B. The Company's By-Laws (the "By-Laws") provide for the indemnification of the directors, officers, employees and agents of the Company to the extent set forth in the Certificate of Incorporation of the Company (the "Certificate").

      C. The Certificate provides that the Company shall indemnify the directors, officers, employees and agents of the Company to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, as amended to date (the "Corporation Law").

       D. The Corporation Law specifically provides that indemnification and advancement of expenses provided in such statute shall not be exclusive of any other rights under any agreement, and thereby contemplates that agreements may be entered into between the Company and members of the Board of Directors of the Company with respect to the indemnification of such directors.

      E. The general availability of directors' and officers' liability insurance ("Insurance") covering certain liabilities which may be incurred by the Company's directors and officers in the performance of their services to the Company and the applicability, amendment and enforcement of statutory and by-law provisions have raised questions concerning the adequacy and reliability of the protection afforded to directors.

     F. In order to induce Director to serve as a member of the Board of Directors of the Company for the current term and for any subsequent term to which he is elected by the stockholders of the Company, the Company has deemed it to be in its best interest to enter into this Agreement with Director.

      NOW, THEREFORE, in consideration of Director's agreement to serve as a member of the Board of Directors of the Company after the date hereof, the parties hereto agree as follows:

     1.   Definitions.

      As used in this Agreement, the following terms shall have the following meanings:

          (a) Change in Control. A "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act Of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the outstanding securities of the Company, or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the stockholders of the Company approve (x) a merger or consolidation of the Company with any other entity (other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation), (y) a plan of complete liquidation of the Company or (z) an agreement or agreements for the sale or disposition, in a single transaction or series of related transactions, by the Company of all or substantially all of the property and assets of the Company. Notwithstanding the foregoing, events otherwise constituting a Change in Control in accordance with the foregoing shall not constitute a Change in Control if such events are solicited by the Company and are approved, recommended or supported by the Board of Directors of the Company in actions taken prior to, and with respect to, such events.

           (b) Reviewing Party. A "Reviewing Party" means (i) the Board of Directors or a committee of directors of the Company, who are not officers, appointed by the Board of Directors, provided that a majority of such directors are not parties to the claim, or (ii) special, independent counsel selected and appointed by the Board of Directors or by a committee of directors of the Company who are not officers.

     2.   Indemnification of Director.

      The Company hereby agrees that it shall hold harmless and indemnify Director to the fullest extent authorized and permitted by the provisions of the Certificate and By-Laws and the provisions of the Corporation Law, or by any amendment thereof, but in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than the Certificate, By-Laws or Corporation Law permitted the Company to provide prior to such amendment, or other statutory provisions authorizing or permitting such indemnification which is adopted after the date hereof.

     3.   Insurance.

     3.1 Insurance Policies. So long as Director may be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that Director is or was a director, to the extent that the Company maintains one or more insurance policy or policies providing directors' and officers' liability insurance, Director shall be covered by such policy or policies in accordance with its or their terms, to the maximum extent of the coverage applicable to any director or officer then serving the Company.

      3.2 Maintenance of Insurance. The Company shall not be required to maintain such insurance or any policy or policies of comparable insurance, as the case may be, if such insurance is not reasonably available or if, in the reasonable business judgment of the Board of Directors of the Company which shall be conclusively established by such determination by the Board of Directors, or any appropriate committee thereof: (i) the premium cost for such insurance is disproportionate to the amount of coverage thereunder, (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance; or (iii) such insurance is deemed unnecessary. To the extent the Company elects not to renew existing insurance or acquire comparable insurance, the Company shall provide Director with written notice of such determination immediately following the determination, but in any event prior to the expiration of coverage under existing policies of insurance.

     4.   Additional Indemnification.

      Subject  only  to  the exclusions set forth  in  Section  5 hereof, the Company hereby agrees that it shall hold harmless and indemnify Director:

          (a) against any and all expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by Director in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or on behalf of stockholders of the Company or by or in the right of the Company, to which Director is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that Director is, was or at any time becomes a director, officer, employee or agent of the Company, or is or was serving or at any time serves at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise; and

          (b)  otherwise to the fullest extent as may be provided
     to   Director  by  the  Company  under  the  non-exclusivity
     provisions of the Corporation Law.

     5.    Limitations on Additional Indemnification.

      No indemnification pursuant to this Agreement shall be paid by the Company:

           (a) in respect to any transaction if it shall be determined by the Reviewing Party, or by final judgment or other final adjudication, that Director derived an improper personal benefit;

           (b) in respect to the return by Director of any remuneration paid to Director if it shall be determined by the Reviewing Party, or by final judgment or other final adjudication, that such remuneration was not approved by the stockholders of the Company and was thereby in violation of law;

            (c) on account of Director's conduct which is determined by the Reviewing Party, or by final judgment or other final adjudication, to have involved acts or omissions not in good faith, intentional misconduct, a knowing violation of law, or gross negligence; or

            (d)   if  the  Reviewing  Party  or  a  court  having
     jurisdiction  in  the  matter  shall  determine  that   such
     indemnification is in violation of the Certificate, the ByLaws or the law.

     6.   Advancement of Expenses.

      In the event of any threatened or pending action, suit or proceeding in which Director is a party or is involved and which may give rise to a right of indemnification under this Agreement, following written request to the Company by Director, the Company shall promptly pay to Director amounts to cover expenses incurred by Director in such proceeding in advance of its final disposition upon the receipt by the Company of (i) a written undertaking executed by or on behalf of Director to repay the advance if it shall ultimately be determined that Director is not entitled to be indemnified by the Company as provided in this Agreement, and (ii) satisfactory evidence as to the amount of such expenses.

     7.    Repayment of Expenses.

      Director agrees that Director shall reimburse the Company for all reasonable expenses paid by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Director in the event and only to the extent that it shall be determined by final judgment or other final adjudication that Director is not entitled to be indemnified by the Company for such expenses under the provisions of the Corporation Law or any applicable law.

     8.   Determination of Indemnification; Burden of Proof.

      With respect to all matters concerning the rights of Director to indemnification and payment of expenses under this Agreement or under the provisions of the Certificate and By-Laws now or hereafter in effect, the Company shall appoint a Reviewing Party and any determination by the Reviewing Party shall be conclusive and binding on the Company and Director. If under applicable law, the entitlement of Director to be indemnified under this Agreement depends on whether a standard of conduct has been met, the burden of proof of establishing that Director did not act in accordance with such standard of conduct shall rest with the Company. Director shall be presumed to have acted in accordance with such standard and entitled to indemnification or advancement of expenses hereunder, as the case may be, unless, based upon a preponderance of the evidence, it shall be determined by the Reviewing Party that Director did not meet such standard. For purposes of this Agreement, unless otherwise expressly stated herein, the termination of any action, suit or proceeding by judgment, order, settlement, whether with or without court approval, or conviction, or upon a plea of nolo contendere or its equivalent shall not create a presumption that Director did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

     9.   Effect of Change in Control.

      If there has not been a Change in Control after the date of this Agreement, the determination of (i) the rights of Director to indemnification and payment of expenses under this Agreement or under the provisions of the Certificate and the By-Laws, (ii) standard of conduct and (iii) evaluation of the reasonableness of amounts claimed by Director shall be made by the Reviewing Party or such other body or persons as may be permitted by the Corporation Law. If there has been a Change in Control after the date of this Agreement, such determination and evaluation shall be made by a special, independent counsel who is selected by Director and approved by the Company, which approval shall not be unreasonably withheld, and who has not otherwise performed services for Director or the Company within the ten (10) years immediately preceding the selection.

     10.  Continuation of Indemnification.

      All agreements and obligations of the Company contained herein shall continue during the period that Director is director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, and shall continue thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that Director was a director of the Company or serving in any other capacity referred to herein.

     11.  Notification and Defense of Claim.

      Promptly after receipt by Director of notice of the commencement of any action, suit or proceeding, Director shall, if a claim in respect hereof is to be made against the Company under this Agreement, notify the Company of the commencement thereof; provided, however, that delay in so notifying the Company shall not constitute a waiver or release by Director of rights hereunder and that omission by Director to so notify the Company shall not relieve the Company from any liability which it may have to Director otherwise than under this Agreement unless such failure has materially and adversely affected the rights of the Company. With respect to any such action, suit or proceeding as to which Director notifies the Company of the commencement thereof:

           (a) The Company shall be entitled to participate therein at its own expense; and

           (b) Except as otherwise provided below, to the extent that it may wish, the Company, jointly with any other indemnifying party similarly notified, shall be entitled to assume the defense thereof and to employ counsel reasonably satisfactory to Director. After notice from the Company to Director of its election to so assume the defense thereof, the Company shall not be liable to Director under this Agreement for any legal or other expenses subsequently incurred by Director in connection with the defense thereof other than reasonable costs of investigation or as otherwise provided below. Director shall have the right to employ counsel of his own choosing in such action, suit or proceeding but the fees and expenses of such counsel incurred after notice from the Company of assumption by the Company of the defense thereof shall be at the expense of Director unless (i) the employment of counsel by Director has been specifically authorized by the Company, such authorization to be conclusively established by action by disinterested members of the Board of Directors though less than a quorum; (ii) representation by the same counsel of both Director and the Company would, in the reasonable judgment of Director and the Company, be inappropriate due to an actual or potential conflict of interest between the Company and Director in the conduct of the defense of such action, such conflict of interest to be conclusively established by an opinion of counsel to the Company to such effect; (iii) the counsel employed by the Company and reasonably satisfactory to Director has advised Director in writing that such counsel's representation of Director would likely involve such counsel in representing differing interests which could adversely affect the judgment or loyalty of such counsel to Director, whether it be a conflicting, inconsistent, diverse or other interest; or
     (iv) the Company shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be paid by the
     Company. The Company shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of the Company or as to which a conflict of interest has been established as provided in (ii) hereof. Notwithstanding the foregoing, if an insurance company has supplied directors' and officers' liability insurance covering an action, suit or proceeding, then such insurance company shall employ counsel to conduct the defense of such action, suit or proceeding unless Director and the Company reasonably concur in writing that such counsel is unacceptable.

           (c) The Company shall not be liable to indemnify Director under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner which would impose any liability or penalty on Director without Director's written consent. Neither the Company nor Director shall unreasonably withhold consent to any proposed settlement.

     12.  Enforcement.

           (a) The Company expressly confirms and agrees that it has entered into this Agreement and assumed the obligations imposed on the Company hereby in order to induce Director to serve as a director of the Company and acknowledges that Director is relying upon this Agreement in continuing in such capacity.

           (b) If a claim for indemnification or advancement of expenses is not paid in full by the Company within thirty
     (30) days after a written claim by Director has been received by the Company, Director may at any time assert the claim and bring suit against the Company to recover the unpaid amount of the claim. In the event Director is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, the Company shall reimburse Director for all of Director's reasonable attorneys' fees and expenses in bringing and pursuing such action.

     13.  Proceedings by Director.

      The Company shall not be liable to make any payment under this Agreement in connection with any action, suit or proceeding, or any part thereof, initiated by Director unless such action, suit or proceeding, or part thereof, (i) was authorized by the Company, such authorization to be conclusively established by action by disinterested members of the Board of Directors though less than a quorum, or (ii) was brought by Director pursuant to
Section 12(b) hereof.

     14.  Effectiveness.

     This Agreement is effective for, and shall apply to, (i) any claim which is asserted or threatened before, on or after the date of this Agreement but for which no action, suit or proceeding has been brought prior to the date hereof, and (ii) any action, suit or proceeding which is threatened before, on or after the date of this Agreement but which is not pending prior to the date hereof. This Agreement shall not apply to any action, suit or proceeding which was brought before the date of this Agreement. So long as the foregoing is satisfied, this Agreement shall be effective for, and be applicable to, acts or omissions occurring prior to, on or after the date hereof.

     15.  Non-exclusivity.

      The rights of Director under this Agreement shall not be deemed exclusive, or in limitation of, any rights to which Director may be entitled under any applicable common or statutory law, or pursuant to the Certificate, the By-Laws, vote of stockholders or otherwise.

     16.  Other Payments.

      The Company shall not be liable to make any payment under this Agreement in connection with any action, suit or proceeding against Director to the extent Director has otherwise received payment of the amounts otherwise payable by the Company hereunder.

     17.  Subrogation.

      In the event the Company makes any payment under this Agreement, the Company shall be subrogated, to the extent of such to all rights of recovery of Director with respect payment, thereto, and Director shall execute all agreements, instruments, certificates or other documents and do or cause to be done all things necessary or appropriate to secure such recovery rights to the Company including, without limitation, executing such documents as shall enable the Company to bring an action or suit to enforce such recovery rights.

     18.  Survival; Continuation.

      The rights of Director under this Agreement shall inure to the benefit of Director, his heirs, executors, administrators, personal representatives and assigns, and this Agreement shall be binding upon the Company, its successors and assigns. The rights of Director under this Agreement shall continue so long as Director may be subject to any action, suit or proceeding because of the fact that Director is or was, a director, officer, employee or agent of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

     19.  Amendment and Termination.

      No amendment, modification, termination or cancellation of this Agreement shall be effective unless made in writing signed by both parties hereto.

     20.  Headings.

      Section headings of the sections and paragraphs of this Agreement have been inserted for convenience of reference only and do not constitute a part of this Agreement.

     21.  Notices.

      All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, mailed by certified mail (return receipt requested) or sent by overnight delivery service, cable, telegram, facsimile transmission or telex to the parties at the following addresses or at such other addresses as shall be specified by the parties by like notice:

     (a)  if to the Company:            Alamo Group Inc.
                                   1502 E. Walnut
                                   Seguin, Texas  78155
                                   Attn: Secretary to the
                                        Board of Directors

             (b)         if        to        the        Director:
__________________________

                                   __________________________

                                   __________________________

Notice so given shall, in the case of notice so given by mail, be deemed to be given and received on the fourth calendar day after posting, in the case of notice so given by overnight delivery service, on the date of actual delivery and, in the case of notice so given by cable, telegram, facsimile transmission, telex or personal delivery, on the date of actual transmission or, as the case may be, personal delivery.

     22.  Severability.

      If any provision of this Agreement shall be held to be illegal, invalid or unenforceable under any applicable law, then such contravention or invalidity shall not invalidate the entire Agreement. Such provision shall be deemed to be modified to the extent necessary to render it legal, valid and enforceable, and if no such modification shall render it legal valid and enforceable, then this Agreement shall be construed as if not containing the provision held to be invalid, and the rights and obligations of the parties shall be construed and enforced accordingly.

     23.  Complete Agreement.

     This Agreement, those documents expressly referred to herein and other documents of even date herewith y the complete agreement and understanding among the parties and supersede and preempt any prior understandings, agreements or representations by or among the parties, written or oral, which may have related to the subject matter hereof in any way.

     24.  Counterparts.

     This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, with the same effect as if all parties had signed the same document.
All  such  counterparts  shall be deemed an  original,  shall  be
construed  together  and  shall  constitute  one  and  the   same
instrument.

     25.  CHOICE OF LAW.

     THIS AGREEMENT WILL BE GOVERNED BY THE INTERNAL LAW, AND NOT
THE LAW OF CONFLICTS, OF THE STATE OF DELAWARE.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.

                              COMPANY:

                              ALAMO GROUP INC.



                              By:_______________________________


                              DIRECTOR:



                              ___________________________________



                          Exhibit 10.2


                FORM OF INDEMNIFICATION AGREEMENT
         WITH CERTAIN EXECUTIVE OFFICERS OF THE COMPANY


      This Indemnification Agreement (the ``Agreement'') is dated as of the ____ day of _______________, 199___, by and between
Alamo  Group  Inc., a Delaware corporation (the ``Company'')  and
_______________________ (``Officer'').

      1. The Officer is a duly elected officer of the Company and/or direct or indirect subsidiaries and affiliates of the Company.

      2. The Company hereby agrees that it shall hold harmless and indemnify Officer to the fullest extent authorized and permitted by the provisions of the Company's Certificate of Incorporation and Bylaws and the provisions of Section 145 of the Delaware General Corporation Law, as amended, but in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than the Certificate of Incorporation, Bylaws or Delaware law permitted the Company to provide prior to such amendment, or other statutory provisions authorizing or permitting such indemnification which is adopted after the date hereof.

     3. No indemnification pursuant to this Agreement shall be paid by the Company:

           (a) in respect to any transaction if it shall be determined by the Board of Directors of the Company or by final judgment or other final adjudication, that Officer derived an improper personal benefit; or

            (b) on account of Officer's conduct which is determined by the Board of Directors of the Company, or by final judgment or other final adjudication, to have involved acts or omissions not in good faith, intentional misconduct, a knowing violation of law, or gross negligence.

      4. In the event of any threatened or pending action, suit or proceeding in which Officer is a party or is involved and which may give rise to a right of indemnification under this Agreement, following written request to the Company by Officer, the Company shall promptly pay to Officer amounts to cover reasonable expenses incurred by Officer in such proceeding in advance of its final disposition upon the receipt by the Company of (i) a written undertaking executed by or on behalf of Officer to repay the advance if it shall ultimately be determined that Officer is not entitled to be indemnified by the Company as provided in this Agreement, and (ii) satisfactory evidence as to the amount of such expenses.

      5. Officer agrees that he shall reimburse the Company for all reasonable expenses paid by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Officer in the event and only to the extent that it shall be determined by final judgment or other final adjudication that Officer is not entitled to be indemnified by the Company for such expenses under the provisions of this Agreement or under applicable law.

     6. All agreements and obligations of the Company contained herein shall continue during the period that Officer is a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, and shall continue thereafter so long as Officer shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that Officer was serving in a capacity referenced herein.

     7. All notices and other communications hereunder shall be in writing and shall be delivered to the parties at the addresses provided below.

      8. This Agreement shall be governed by the internal law, and not the law of conflicts, of the State of Delaware.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.

                              COMPANY:

                              ALAMO GROUP INC.
Address:
1502 E. Walnut
By:____________________________________
Seguin, Texas 78155
___________________, its ______________

 OFFICER:
Address:

_____________________
_______________________________________
_____________________ Signature

 Printed Name:
___________________________




                Alamo Group Inc. and Subsidiaries


Exhibit (11.1) - Statement Re:  Computation of Per Share Earnings



                                      Three Months
                                          Ended
                                    March     March
                                      31       30,
                                     1997      1996
                                     (ooo's omited,
                                    except per share
                                          data)
Primary
Average shares outstanding . . . .  9,590      9,577
 . . . . . . . . . . . . . . . . . .
Net effect of dilutive stock
options and warrants --
    based on the treasury stock
method using
    average market price . . . . .     78         83
 . . . . . . . . . . . . . . . . . .
 .
Total . . . . . . . . . . . . . . . 9,668      9,660
 . . . . . . . . . . . . . . . . . .
 . . .
Net Income . . . . . . . . . . . .      $          $
 . . . . . . . . . . . . . . . . . . 3,278      2,326
 . .
Per share amount  . . . . . . . . .     $          $
 . . . . . . . . . . . . . . . . . .  0.34       0.24
 .

Fully Diluted
Average shares outstanding . . . .
 . . . . . . . . . . . . . . . . . .
Net effect of dilutive stock
options and warrants --
    based on the treasury stock
method using the
    year-end market price, if
higher than
    average market price . . . . .
 . . . . . . . . . . . . . . . . . .
 .
Total . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . .
 . . .
Net Income . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . .
 . .
Per share amount  . . . . . . . . .               (1)
 . . . . . . . . . . . . . . . . . . (1)
 .

(1) Not applicable as price at end of the period was lower than the average for the period.