Form 10-Q
period 1997-06-30
ALAMO GROUP INC
filed 1997-08-15
CIK 897077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM  10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

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

                                (830) 379-1480
                              (Telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiredto file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X      No ___

At July 31, 1997, 9,604,714 shares of common stock, $.10 par value, of the Registrant were outstanding.




                     Alamo Group Inc. and Subsidiaries

                                 INDEX


                                                                        PAGE
PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

       Interim Condensed Consolidated Statements of Income  -
       Three months and Six months ended June 30, 1997 and
       June 29, 1996                                                       3

       Interim Condensed Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996                                 4

       Interim Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997 and June 29, 1996                    5

       Notes to Interim Condensed Consolidated Financial Statements      6-7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                10
Item 2.  None
Item 3.  None
Item 4.  Submission of Matters to a Vote of Security Holders              10
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                11

                       Alamo Group Inc. and Subsidiaries
                 Interim Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                 (Unaudited)


                             Three Months Ended          Six Months Ended
                             June 30,   June 29,         June 30,  June 29,
                               1997      1996              1997      1996
                             --------   --------         --------  --------

Net Sales                    $58,433    $50,727          $110,076  $95,773
Cost of Sales                 41,864     36,288            80,771   71,117
                             -------    -------          --------  -------
 Gross Profit                 16,569     14,439            29,305   24,656
Selling,General & Admin-
istrative expense              7,925      7,195            15,066   13,557
                             -------    -------          --------  -------
 Income from operations        8,644      7,244            14,239   11,099
Interest expense                (654)      (791)           (1,185)  (1,405)
Interest Income                   91        213               222      312
Other income (net)               (61)       168               (55)     461
                             -------    -------          --------  -------
 Income before income taxes    8,020      6,834            13,221   10,467
Provision for income taxes     2,830      2,600             4,753    3,907
                             -------    -------          --------  -------
Net income                   $ 5,190    $ 4,234          $  8,468  $ 6,650
                             =======    =======          ========  =======
Net income per share         $   .54    $   .44          $    .88  $   .68
                             =======    =======          ========  =======
Weighted average common
shares and equivalents         9,677      9,699             9,673    9,680

                                  See accompanying notes

                          Alamo Group Inc. and Subsidiaries
                    Interim Condensed Consolidated Balance Sheets
                         (in thousands, except share amounts)
                                     (Unaudited)

                                 June 30, 1997         December 31, 1996
                                 -------------         -----------------
 ASSETS
 Current assets:
 Cash and cash equivalents       $     3,966             $     2,228
 Accounts receivable                  58,527                  43,925
 Inventories                          59,797                  60,171
 Deferred income taxes                 2,206                   2,206
 Preferred expenses and other          2,302                   1,327
                                    --------                --------
  Total current assets               126,798                 109,857

 Property, plant and equipment        50,213                  48,932
 Less:  Accumulated depreciation     (27,751)                (26,546)
                                    --------                --------
                                      22,462                  22,386
 Goodwill                             13,214                  14,237
 Other assets                          7,633                   7,382
                                    --------                --------
  Total assets                     $ 170,107               $ 153,862

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
 Trade accounts payable            $  17,713              $   11,066
 Income taxes payable                  2,646                     930
 Accrued liabilities                   7,998                   6,725
                                    --------                --------
  Total current liabilites            29,174                  19,752

 Long-term debt,net of
 current maturities                   36,794                  35,299
 Deferred income taxes                 1,580                   1,561

 Stockholders' equity:
 Common stock, $.10 par value,
  20,000,000 shares authorized;
  9,604,714 and 9,589,851 issued
  and outstanding at June 30,1997
  and December 31, 1996, respectively    960                     959
 Additional paid-in capital           49,751                  49,592
 Retained Earnings                    51,621                  45,071
 Translation adjustment                  227                   1,628
                                    --------                --------
 Total stockholders' equity          102,559                  97,250
                                    --------                --------
 Total liabilities and
 stockholders' equity              $ 170,107               $ 153,862
                                    ========                ========

                                    See accompanying notes.

                            Alamo Group Inc. and Subsidiaries
                  Interim Condensed Consolidated Statements of Cash Flows
                                      (in thousands)
                                        (Unaudited)


                                                Six Months Ended
                                  June 30, 1997                 June 29, 1996
                                  -------------                 -------------
 Operating Activities
 Net income                        $     8,468                   $     6,560
 Adjustment to reconcile net
 income to net cash provided
 (used) by operating activities:
 Provision for doubtful accounts           391                           151
 Depreciation                            1,857                         1,625
 Amortization                              704                           600
 Realized gain on marketable securities      -                          (370)
 Gain on sale of equipment                (151)                          (98)
 Changes in operating assets
  and liabilities:
  Accounts receivable                  (15,607)                       (5,597)
  Inventories                             (259)                       (4,458)
  Prepaid expenses and other assets     (1,435)                       (3,038)
  Trade accounts payable and
  accrued liabilities                    8,473                         3,312
  Income taxes payable                   1,752                         2,922
                                      ---------                     ---------
Net cash provided by operating
activities                               4,204                         1,556

Investing Activites
 Purchase of property,
 plant and equipment                    (2,496)                       (1,326)
 Proceeds from sale of property,
 plant and equipment                       184                           134
 Proceeds from sale of marketable
 securities                                  -                           445
                                      ---------                     ---------
 Net cash (used) by investing
 activities                             (2,312)                         (747)

 Financing Activities
 Net change in bank revolving
 credit facility                         2,000                         4,000
 Principal payments on long-term
 debt and capital leases                  (284)                         (940)
 Dividends paid                         (1,918)                       (1,916)
 Proceeds from sale of common
 stock                                     201                           223
                                      ---------                     ---------
                                            (1)                        1,367

 Effect of exchange rate changes
 on cash                                  (153)                           (8)
                                      ---------                     ---------
 Net change in cash and cash
 equivalents                             1,738                         2,168
 Cash and cash equivalents at
 beginning of the period                 2,228                         1,839
                                      ---------                     ---------
 Cash and cash equivalents at
 end of the period                 $     3,966                   $     4,007
                                      =========                     =========
 Cash paid during the period for:
 Interest                          $       752                   $     1,125
 Income taxes                            2,604                         2,375

                                   See Accompanying notes

                       Alamo Group Inc. and Subsidiaries
            Notes to Interim Condensed Consolidated Financial Statements
                                 (Unaudited)
                                June 30, 1997


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial state-ments have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,594,000 and $1,521,000 at June 30, 1997 and December 31, 1996,
respectively.

3.  Inventories

Inventories valued at LIFO cost represented 80% of total inventory at each of June 30, 1997 and December 31, 1996. The excess of current costs over LIFO valued inventories was $3,221,000 at each of June 30, 1997 and December 31, 1996. Inventory obsolescence reserves were $4,323,000 at June 30, 1997 and $4,110,000 at December 31, 1996. Net inventories consist of the following (in thousands):

                           June 30, 1997             December 31, 1996
                           -------------             -----------------
Finished goods                $ 51,609                      $ 53,748
Work in process                  3,788                         2,858
Raw materials                    4,400                         3,565
                              --------                      --------
                              $ 59,797                      $ 60,171
                              ========                      ========

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

                          June 30, 1997 - (Continued)


4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

              Three Months Ended                     Six Months Ended
          June 30, 1997    June 29, 1996       June 30, 1997    June 29, 1996

Dividends
declared      $ 0.10           $ 0.10              $ 0.20           $ 0.20
Dividends
paid          $ 0.10           $ 0.10              $ 0.20           $ 0.20


5.  Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of the Company's earnings per share for these quarters is not expected to be material.


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

The Company has been named in a suit by the former owner of Rhino Inter-national which includes aggregate claims totaling $8 million. The Company believes it has meritorious defenses against these matters and will vigorously defend the pending claims and prosecute appropriate counterclaims. While the ultimate outcome of this litigation cannot be determined at this time, the Company believes this matter will not have a material effect on the Company's consolidated financial position.

                         Alamo Group Inc. and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results
                                   of Operations

The following tables set forth, for the periods indicated, certain financial data:

Sales in Thousands
                    Three Months Ended                Six Months Ended
             June 30, 1997   June 29, 1997       June 30, 1997    June 29,1996
             -------------   -------------       -------------    ------------
American
 Agricultural      $ 27,612       $ 21,751          $ 54,228       $ 44,368
 Industrial          16,726         16,311            29,384         27,532
European             14,095         12,665            26,464         23,873
                   --------       --------          --------       --------
 Total sales,net   $ 58,433       $ 50,727          $110,076       $ 95,773
                   ========       ========          ========       ========


                      Three Months Ended                 Six Months Ended
               June 30,1997    June 29, 1996     June 30, 1997   June 29, 1996
               ------------    -------------     -------------   -------------
Cost Trends and
Profit Margin,
as Percentage of
Net Sales

Gross margin        28.4 %           28.5 %            26.6 %       25.7 %
Income from opera   14.8 %           14.3 %            12.9 %       11.6 %
Income before
income taxes        13.7 %           13.5 %            12.0 %       10.9 %
Net income           8.9 %            8.3 %             7.7 %        6.8 %

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 29, 1996

Net sales increased $7,706,000, up 15.2% over 1996's second quarter. Second quarter results benefited from the return of more normalized domestic weather and operating conditions. Accordingly, Alamo's American agricultural and industrial markets achieved results more in-line with the Company's traditional levels of profitability as both its wholegoods and replacement parts sales increased. Sales in Alamo's European operations increased 11.3%. The period's results were also favorably impacted by the continued integra-tion of the Company's 1995 acquisitions. Expense increases were in line with Company growth.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 29, 1996

Net Sales increased $ 14,303,000, up 14.9%. Six-months results, like the second quarter, were benefited throughout the period by a return to more normalized domestic weather conditions and improved performance, particularly from the 1995 acquisitions. Order rates improved in the current six-month period, up 20% over 1996, but some softening in European markets was noted late in the second quarter which resulted, in part, from currency related issues.

Liquidity and Capital Resources

Cash provided by operations was $4,204,000 for the six-month period ended June 30, 1997, with net income cash flows for the period partially offset by a net increase in working capital accounts related primarily to sales growth and seasonal effects.

                     Alamo Group Inc. and Subsidiaries
      Management Discussion and Analysis of Financial Condition and Results
                         of Operations - (Continued)

As of June 30, 1997, $32,554,000 was utilized under the Company's bank revolving credit facility, of which $3,054,000 was for standby letters of credit and $29,500,000 was borrowed. On June 23, 1997 the credit facility was increased to $45,000,000. The Company's borrowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

During the second quarter of 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its common stock. Any such purchases will be funded through working capital or borrowing under the credit facility.

The bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements on the near future.


------------------------------------------------------------------------------
This report may be deemed to contain forward-looking statements which involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Among those factors which could cause actual results to differ materially are the following: market demand, competition, weather, and other risk factors listed from time to time in the Company's SEC reports.

                      Alamo Group Inc. and Subsidiaries


                   PART II.              OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 29, 1997, with the following results of elections and approvals

                               Votes Cast
                          -----------------------------------------------
                                       Against/                Abstentions/
                          For            Withheld                 Non-Votes

a. The following Directors
   were elected to serve
   until the next Annual
   Meeting of Stockholders.

Donald J. Douglass     9,329,236           15,738                        N/A
Oran F. Logan          9,329,474           15,500                        N/A
Joseph C. Graf         9,320,374           24,600                        N/A
O.S. Simpson, Jr.      9,329,574           15,400                        N/A
William R. Thomas      9,322,374           22,600                        N/A
David Morris           9,328,974           16,000                        N/A
James B. Skaggs        9,328,974           16,000                        N/A

b.    Ernst & Young was approved as
      the Company's auditors for the
      1997 fiscal year.
                       9,328,403              100                      16,471

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
       The following exhibits are included herein:
       (10.1) Third Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement dated June 23, 1997
       (11.1)  Statement Re:  Computation of Per Share Earnings
       (27.1)  Financial Data Schedule

(b)   Reports on Form 8-K
      None


                      Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Alamo Group Inc.
                                  (Registrant)





                                  / Jim A. Smith /
                                  --------------------------------
                                  Jim A. Smith
                                  Executive Vice President and CFO
                                  (Principal Accounting and Financial Officer)


Exhibit 10.1

                      THIRD AMENDMENT TO THIRD AMENDED AND RESTATED
                        REVOLVING CREDIT AND TERM LOAN AGREEMENT
                            (WITH LETTER OF CREDIT FACILITY)


  This Third Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (this "Third Amendment") ie entered into effective the 23rd day of June, 1997, by and between ALAMO GROUP INC., a Delaware corporation (the "Company"), Alamo Group (USA) Inc., Alamo Group (TX) Inc., Alamo Group (KS) Inc., Alamo Group (IL) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc., Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing Company, Inc., Herschel-Adams Inc., Alamo Group(IA) Inc.(collectively, the "Guarantors") and NATIONSBANK OF TEXAS,N.A. (the "Bank")

                               R E C I T A L S

   A. Company and Bank executed a Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility), dated December 29, 1995 (the "Third Amended Loan Agreement"), pursuant to which Bank provided to Company a $35,000,000 loan facility to be used for general working capital purposes, financing new acquisitions, and to support letter of credit;

   B.  Among the credit support for this facility are the Guaranty Agreements
       , dated December 29, 1995 (collectively, the "Guaranties"), executed by Alamo Group (USA) Inc., Alamo Group (TX) Inc., Alamo Group (KS) Inc., Alamo Group (IL) Inc., Alamo Sales Corp., Tiger Corporation f/k/a Alamo Group (SD) Inc., Alamo Group (WA) Inc., M&W Gear Company, Adams Hard-Facing Company Inc., Herschel-Adams Inc., Alamo Group (IA) Inc. (collectively, the "Guarantors");

   C. Effective April 10, 1996, Company and Bank executed First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (the "First Amendment"), pursuant to which Bank increased the amount available under this facility to $40,000,000.00, on the terms and conditions stated in the First Amendment.

   D. Effective December 23, 1996, Company and Bank executed Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (With Letter of Credit Facility) (the "Second Amendment"), pursuant to which Bank agreed to (i) give a one-year extension of the maturity of the term and revolving loans evidenced by this facility;
       (ii) reduce the interest rate margin on certain LIBOR-priced borrowings under the facility; and (iii) adjust the threshold for application of an unused facility fee and the timing of payment thereof.

   E. Company has requested, and Bank has agreed to (i) increase the loan and note amounts to $45,000,000.00; (ii) reduce the interest rate margin on certain LIBOR-priced borrowings under the facility;
       (iii) delete the requirement for a separate Consolidated Tangible Net Worth Retention Percentage of 60% on Tier 1 pricing; (iv) establish the minimum Consolidated Tangible Net Worth amount for calendar year 1996 at $80,000,000.00 less adjustments for certain Treasury stock additions; and (v) consent to stock repurchases of up to $17,000,000.

   F. Although not required to do so for the Guaranties to continue to be fully effective, the Guarantors confirm by their execution of this Third Amendment that they acknowledge the amendments affected hereby and that their Guaranties are unaffected.

   G. Each capitalized term used in this Third Amendment shall have the meaning given to it in the Third Amended Loan Agreement, as previously amended by the First and Second Amendments.

          NOW, THEREFORE, in consideration of the mutual promises herein contained and for other valuable consideration, Company and Bank agree as follows;

                               A G R E E M E N T

   1.  Recitals.  The foregoing recitals are true and correct.

   2. Amendments. The following provisions of the Third Amended Loan Agreement are hereby amended.

       (a) The definitions of Commitment and Revolving Credit Commitment contained in Section 1.01 of the Third Amended Loan Agreement are amended and restated to change from $40,000.000.00 to $45,000,000.00, and any references in the Third Amended Loan Agreement to $40,000,000.00 or to the total or revolving commitment amounts are likewise deemed to now mean $45,000.000.00.

       (b) Section 2.04 (d)(i) is amended and restated to read as follows:


     (1) if, on any date of determination, all of the following are met: the Current Maturity Coverage Ratio is equal to or greater than
     2.75 to 1.0, the Leverage Ratio is equal to or less than 1.25 to 1.0, the Operating Leverage Ratio is equal to or less than 1.75 to 1.0, then the Applicable Margin during the fiscal quarter following the date of determination, expressed as a rate per annum, shall be (-1%) for Floating Base Advances, and 5/8 of 1% for Eurodollar Advances; and if not, then . .

The foregoing change reflects that the Applicable Margin for Eurodollar Advances is reduced by 12.5 basis points (.125%) for the pricing tier specified in Section 2.04(d)(i) and the phrase "Consolidated Net Worth Retention Percentage" is at least 60% is deleted. The same adjustments shall be considered to have been made to the Pricing Grid attached to the Third Amended Loan Agreement as Exhibit "K."

       (c) Section 8.15 is hereby amended and restated to read in its entirety as follows:

       8.15. Minimum Consolidated Tangible Net Worth and Minimum Consolidated Tangible Net Worth Retention Percentage. Beginning with the calendar year ending December 31, 1996, the Company shall maintain, at all times that any part of the Obligation is outstanding or the Revolving Credit Commitment is still available, a minimum Consolidated Tangible Net Worth of $80,000,000.00, less the amount expended by the Company after calendar year 1996 to repurchase outstanding stock of the Company, plus for each Fiscal Year after calendar year 1996, an amount equal to fifty percent (50%) of the Consolidated Adjusted Net Income of the Company for the immediately preceding Fiscal Year. Upon each such increase of the minimum Consolidated Tangible Net Worth, the Company shall at all times thereafter maintain such increased minimum Consolidated Tangible
       Net Worth.

       (d) Section 9.04 is hereby amended and restated to read in its entirety as follows:



       9.04. Repurchase of Shares. The Company shall make no expenditures for repurchases of its capital stock in an amount in excess of $17,000,000.00, in the aggregate, during the term hereof after the execution of this Agreement. The foregoing $17,000,000.00 aggregate limitation on repurchases of the Company's capital stock shall be calculated based on the aggregate dollar value of capital stock repurchases made by the Company.

   3. Guaranties. The Guarantors hereby confirm that the Guaranties cover the entire amount of the Loan, as increased to $45,000,000.00, are in full force and effect and are in no way diminished or adversely affected by this Third Amendment.

   4. No Other Amendments. All other provisions of the Third Amended Loan Agreement, as previously amended by the First Amendment and Second Amendment, that are not specifically modified or amended by this Third Amendment shall remain in full force and effect.

 IN WITNESS WHEREOF, the undersigned have executed this Third Amendment as of the day and year first above written.

COMPANY:                                                   BANK:

ALAMO GROUP INC.                                  NATIONSBANK OF TEXAS, N.A.


By:                                               By:
Robert H. George                                  D. Kirk McDonald
Vice President                                    Senior Vice President





GUARANTORS:

ALAMO GROUP (USA) INC.                         TIGER CORPORATION


By:                                            By:
Robert H. George                               Robert H. George
Vice President - Administration                Vice President - Administration


ALAMO GROUP (TX) INC.                          ALAMO GROUP (WA) INC.


By:                                            By:
Robert H. George                               Robert H. George
Vice President - Administration                Vice President - Administration


ALAMO GROUP (KS) INC.                          M&W GEAR COMPANY


By:                                            By:
Robert H. George                               Robert H. George
Vice President - Administration                Vice President - Administration


ALAMO GROUP (IL) INC.                          ADAMS HARD-FACING COMPANY, INC.


By:                                            By:
Robert H. George                               Robert H. George
Vice President - Administration                Vice President - Administration


ALAMO SALES CORP.                              HERSCHEL-ADAMS INC.


By:                                            By:
Robert H. George                               Robert H. George
Vice President - Administration                Vice President - Administration





ALAMO GROUP (IA) INC.


By:
Robert H. George
Vice President - Administration





                     Alamo Group Inc. and Subsidiaries


Exhibit (11.1) - Statement Re:  Computation of Per Share Earnings


              Three Months Ended                     Six Months Ended
            June 30, 1997    June 29, 1996      June 30, 1997    June 29, 1996
            -------------    -------------      -------------    -------------
                       (000's omitted, except per share data)

Primary
Average shares
outstanding      9,595            9,590              9,590            9,577
Net effect of
dilutive stock
options and war-
rants --based
on the treasury
stock method
using average
market price        82              109                 83              103
                 -----           ------              -----            -----
Total            9,677            9,699              9,673            9,680
                 =====            =====              =====            =====
Net Income     $ 5,190          $ 4,234            $ 8,468          $ 6,560
                 =====            =====              =====            =====
Per share
amount        $   0.54         $   0.44           $   0.88         $   0.68
                 =====            =====              =====            =====

Fully Diluted
Average shares
outstanding      9,595                               9,590            9,577
Net effect of
dilutive stock
options and war-
rants --based
on the treasury
stock method
using the year-
end market price,
if higher than
average market
price              132                                 136              112
                 -----                               -----            -----
Total            9,727                               9,726            9,689
                 -----                               -----            -----
Net Income     $ 5,190                             $ 8,468          $ 6,560
                 =====                               =====            =====
Per share
amount        $   0.53            (1)             $   0.87         $   0.68
                 =====           =====               =====            =====

(1) Not applicable as price at end of the period was lower than the average for the period.