Form 10-Q
period 1997-09-30
ALAMO GROUP INC
filed 1997-11-13
CIK 897077

_________________________________________________________________
       _________________________________________________________________



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM  10-Q

               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                      OR

               (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

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

At October 31, 1997, 9,579,514 shares of common stock, $.10 par value, of the Registrant were outstanding.







                      Alamo Group Inc. and Subsidiaries

                                   INDEX




                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements
         (Unaudited)

       Interim Condensed Consolidated Statements of Income  -
       Three months and Nine months ended September 30, 1997 and
       September 28, 1996                                                3

       Interim Condensed Consolidated Balance Sheets -
       September 30, 1997 and December 31, 1996                          4

       Interim Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1997 and September 28,
       1996                                                              5

       Notes to Interim Condensed Consolidated Financial
       Statements                                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              10
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                              11



                       Alamo Group Inc. and Subsidiaries
               Interim Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                 (Unaudited)


                                    Three                 Nine
                                 Months Ended         Months Ended
                               Sept.     Sept.       Sept.      Sept.
                                30,       28,          30,        28,
                               1997      1996         1997       1996
                             -------    -------     -------    -------

Net sales                   $ 52,220   $ 46,835    $162,296   $142,608
Cost of sales                 36,596     32,669     117,367    103,786
                             -------    -------     -------    -------
Gross profit                  15,624     14,166      44,929     38,822
Selling, general and
administrative expense         7,900      7,232      22,966     20,789
                             -------    -------     -------    -------
Income from operations         7,724      6,934      21,963     18,033
Interest expense                (571)      (601)     (1,756)    (2,006)
Interest income                  152        126         374        438
Other income(net)                331         72         276        533
                             -------    -------     -------    -------
Income before income taxes     7,636      6,531      20,857     16,998
Provision for income taxes     2,726      2,346       7,479      6,253
                             -------    -------     -------    -------
Net income                  $  4,910   $  4,185    $ 13,378   $ 10,745
                             =======    =======     =======    =======
Net income per common share $   0.50   $   0.43    $   1.38   $   1.11
                             =======    =======     =======    =======
Weighted average common
shares and equivalents         9,709      9,643       9,668      9,667


                             See accompanying notes.

                       Alamo Group Inc. and Subsidiaries
                 Interim Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

                                        September 30,    December 31,
                                           1997             1996
                                        -------------    ------------
ASSETS
 Current assets:
  Cash and cash equivalents               $   898          $  2,228
  Accounts receivable                      46,724            43,925
  Inventories                              61,802            60,171
  Deferred income taxes                     2,206             2,206
  Prepaid expenses and other                2,154             1,327
                                          --------         ---------
    Total current assets                  113,784           109,857

  Property,plant and equipment             50,464            48,932
    Less: Accumulated depreciation        (28,420)          (26,546)
                                          --------         ---------
                                           22,044            22,386

  Goodwill                                 12,817            14,237
  Other assets                              7,508             7,382
                                          --------         ---------
    Total assets                        $ 156,153         $ 153,862
                                          ========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Trade accounts payable                $  11,140         $  11,066
  Income taxes payable                      2,342               930
  Accrued liabilities                       8,072             6,725
  Current maturities of long-term debt        705             1,031
                                          --------         ---------
    Total current liabilities              22,259            19,752

 Long-term debt,net of current
  maturities                               26,993            35,299
 Deferred income taxes                      1,574             1,561


 Stockholders' equity:
 Common  stock,  $.10  par  value,
  20,000,000 shares authorized;
  9,604,714 and 9,589,851 issued
  at September 30, 1997 and
  December 31, 1996, respectively             960               959
 Additional paid-in capital                49,702            49,592
 Treasury Stock, at cost; 25,200
  shares at September 30, 1997               (489)               --
 Retained earnings                         55,570            45,071
 Translation adjustment                      (416)            1,628
                                          --------          --------
   Total stockholders' equity             105,327            97,250
                                          --------          --------
   Total liabilities and
   stockholders' equity                 $ 156,153         $ 153,862
                                          ========          ========

                            See accompanying notes.

                     Alamo Group Inc. and Subsidiaries
           Interim Condensed Consolidated Statements of Cash Flows
                             (in thousands)
                               (Unaudited)


                                          Nine Months Ended
                                    September 30,    September 28,
                                        1997             1996
                                    -------------    -------------
Operating Activities
Net income                            $  13,378        $  10,745
Adjustment to reconcile net
income to net cash provided
(used) by operating activities:
  Provision for doubtful accounts           542              204
  Depreciation                            2,763            2,537
  Amortization                            1,049            1,023
  Provision for deferred
  income tax benefit                         --              (48)
  Realized gain on
  marketable securities                     (70)            (370)
  Gain on sale of equipment                (125)            (122)
Changes in operating assets and
 liabilities:
  Accounts receivable                    (4,213)           1,857
  Inventories                            (2,530)          (6,083)
  Prepaid expenses and
  other assets                           (1,489)          (2,078)
  Trade accounts payable
  and accrued liabilities                 2,145            3,319
  Income taxes payable                    1,536              942
                                       ---------        ---------
Net cash provided by operating
activities                               12,986           11,926

Investing Activities
  Purchase of property, plant and
   equipment                             (3,333)          (2,185)
  Proceeds from sale of property,
   plant and equipment                      189              198
  Proceeds from sale of marketable
   securities                               150              445
                                       ---------        ---------
Net cash (used) by investing
activities                               (2,994)          (1,542)

Financing Activities
Net change in bank revolving
 credit facility                         (7,500)          (3,700)
Principal payments on long-term
 debt and capital leases                   (462)          (1,139)
Dividends paid                           (2,878)          (2,875)
Proceeds from sale of
common stock                                201              225
Cost of common stock repurchased           (489)              --
                                       ---------        ---------
Net cash provided (used) by
financing activities                    (11,128)          (7,489)

Effect of exchange rate changes
changes on cash                            (194)              (5)
                                       ---------        ---------
Net change in cash and cash
equivalents                              (1,330)           2,890
Cash and cash equivalents at
beginning of the period                   2,228            1,839
                                       ---------        ---------
Cash and cash equivalents at
end of the period                     $     898        $   4,729
                                       =========        =========
Cash paid during the period for:
        Interest                      $   1,682        $   2,129
        Income taxes                      3,190            3,993


                            See accompanying notes.

                      Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                              September 30, 1997


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,673,000 and $1,521,000 at September 30, 1997 and December
31, 1996, respectively.

3. Inventories

Inventories valued at LIFO cost represented 81% and 80% of total inventory at September 30, 1997 and December 31, 1996, respectively. The excess of current costs over LIFO valued inventories was $3,221,000 at each of September 30, 1997 and December 31, 1996. Inventory obsolescence reserves were $4,165,000 at September 30, 1997 and $4,110,000 at December 31,
1996.  Net inventories consist of the following (in thousands):


                            September 30,   December 31,
                                1997           1996
                            -------------   ------------
Finished goods                $ 52,044        $ 53,748
Work in process                  4,567           2,858
Raw materials                    5,191           3,565
                            -------------   ------------
                              $ 61,802        $ 60,171
                            =============   ============

An actual valuation of existing inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.



                   Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                    September 30, 1997 - (Continued)


4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

                               Three                Nine
                            Months Ended         Month Ended
                        September September  September  September
                            30,       28,        30,        28,
                           1997      1996       1997       1996
                          ------    ------     ------     ------
Dividends declared        $ 0.10    $ 0.10     $ 0.30     $ 0.30
Dividends paid            $ 0.10    $ 0.10     $ 0.30     $ 0.30


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


6.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments Of An Enterprise And Related Information", both of which will be effective for fiscal years beginning after December 15, 1997. The Corporation will adopt Statements No. 130 and No. 131 as of January 1, 1998. The impact of adopting these statements is not expected to be material on the Company's financial position or results of operations.


7.  Contingent Matters

The Company is subject to various unresolved legal matters which arise in the ordinary course of its business. The most prevalent of such causes of action relate to product liability claims which are generally covered by insurance. While amounts claimed may be substantial and the ultimate liability with respect to such claims cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

The Company has been named Defendant in a suit by the former owner of Rhino International which includes aggregate claims totaling $8 million. The Company believes it has meritorious defenses to the suit and will vigorously defend against the pending claims and the Company is prosecuting appropriate counterclaims. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.


                      Alamo Group Inc. and Subsidiaries

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

                                 Three                 Nine
                              Months Ended          Months Ended
Sales Data In Thousands    September  September  September  September
                              30,        28,        30,       28,
                             1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
American
Agricultural               $ 25,494   $ 21,771   $ 79,722   $ 66,139
Industrial                   15,406     12,486     44,790     40,018
European                     11,320     12,578     37,784     36,451
                           ---------  ---------  ---------  ---------
 Total sales,net           $ 52,220   $ 46,835   $162,296   $142,608


                                 Three                 Nine
                              Months Ended          Months Ended
Cost Trends and            September  September  September  September
Profit Margins, as            30,        28,        30,        28,
Percentages of Net Sales     1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
Gross margin                 29.9 %     30.2 %     27.7 %     27.2 %
Income from operations       14.8 %     14.8 %     13.5 %     12.6 %
Income before income taxes   14.6 %     13.9 %     12.9 %     11.9 %
Net income                    9.4 %      8.9 %      8.2 %      7.5 %

Results of Operations

Three  Months  Ended September 30, 1997 Compared to Three  Months
Ended September 28, 1996

Net sales increased $5,385,000, up 11.5% over 1996's second quarter. Third quarter results benefited from the return of more normalized domestic weather and operating conditions. Accordingly, Alamo's American agricultural and industrial markets achieved results more in-line with the Company's traditional levels of profitability as both its wholegoods and replacement parts sales increased. The period's results were also favorably impacted by the continued integration of the Company's 1995 acquisitions. Sales in Alamo's European operations decreased 10.0% due to soft market conditions and currency related issues. Expense increases were in line with Company growth.

Nine  Months  Ended June 30, 1997 Compared to Nine  Months  Ended
June 29, 1996

Net sales increased $19,688,000, up 13.8%. Nine-month results, like the second quarter, were benefited throughout the period by a return to more normalized domestic weather conditions and improved performance, by the Company, particularly from the 1995 acquisitions. Order rates improved in the current nine-month period, up 21% over 1996, but some softening in European markets was noted late in the second quarter which resulted, in part, from currency related issues.

Liquidity and Capital Resources

Cash provided by operations for the nine-month period ended September 30, 1997, was $12,986,000 with the net income cash flows for the period partially offset by a net increase in working capital accounts related primarily to both sales growth and seasonal effects.


                      Alamo Group Inc. and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations - (Continued)


As of September 30, 1997, $22,393,000 was utilized under the Company's bank revolving credit facility, of which $2,393,000 was for standby letters of credit and $20,000,000 was borrowed. On June 23, 1997 the credit facility was increased to $45,000,000. The Company's borrowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

During the second quarter of 1997 the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its common stock. Any such purchases will be funded through working capital or borrowing under the credit facility. To date, the Company has repurchased 25,200 shares of its common stock.

The bank credit facility and the Company's ability to internally generate funds from operations are expected to be sufficient to meet the Company's cash requirements in the near future.









_________________________________________________________________

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

                      PART  II.OTHER INFORMATION

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












                              Alamo Group Inc.
                              (Registrant)



                              / Jim A. Smith /
                              __________________________________

                              Jim A. Smith
                              Executive Vice President and CFO
                              (Principal Accounting and Financial Officer)



















                Alamo Group Inc. and Subsidiaries


Exhibit (11.1) - Statement Re:  Computation of Per Share Earnings


                                   Three                 Nine
                                 Months Ended        Months Ended

                                 Sept.     Sept.       Sept.       Sept.
                                  30,       28,         30,         28,
                                 1997      1996        1997        1996
                                ------    ------      ------      ------
                                (000's omitted, except per share data)

Primary
Average shares outstanding       9,580     9,590       9,565       9,577
Net effect of dilutive
stock options and warrants --
based on the treasury stock
method using average
market price                       129        53         103          90
                                ------    ------      ------      ------
Total                            9,709     9,643       9,668       9,667
                                ======    ======      ======      ======
Net Income                    $  4,910  $  4,185    $ 13,378   $  10,745
                                ======    ======      ======      ======
Per share amount              $   0.50  $   0.43    $   1.38   $    1.11
                                ======    ======      ======      ======

Fully Diluted
Average shares outstanding       9,580                 9,565
Net effect of dilutive stock
options and warrants --
based on the treasury stock
method using the year-end
market price, if higher
than average market price          148                   161
                                ------    ------      ------      ------
Total                            9,728                 9,726
                                ------    ------      ------      ------
Net Income                    $  4,910             $  13,378
                                ------    ------      ------      ------
Per share amount              $   0.50     (1)     $    1.37       (1)
                                ======    ======      ======      ======

(1) Not applicable as price at end of the period was lower than the average for the period.