Form 10-K
period 1997-12-31
ALAMO GROUP INC
filed 1998-04-01
CIK 897077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                                 Fiscal Year ended December 31, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
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

       Registrant's telephone number, including area code: (830) 379-1480

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
         -------------------                      -------------------
       Common Stock, par value                  New York Stock Exchange
           $.10 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of February 27, 1998 (based upon the last reported sale price of $18.125 per share) was approximately $96,609,132 on such date.

    The number of shares of the issuer's Common Stock, par value $.10 per share, outstanding as of February 27, 1998, was 9,684,874 shares.

    Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, have been incorporated by reference herein (Part III).
================================================================================

                 ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                      Page
                                     PART I
Item 1. Business.................................................................       3

Item 2. Properties...............................................................       6

Item 3. Legal Proceedings .......................................................       7

Item 4. Submission of Matters to a Vote of Security Holders .....................       7

Item 4a. Executive Officers of the Company.......................................       7

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.....       7

Item 6. Selected Financial Data..................................................       8

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................       9

Item 8. Financial Statements.....................................................      11

Item 9. Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure..................................      11

                                    PART III

Item 10. Directors and Executive Officers........................................      11

Item 11. Executive Compensation..................................................      11

Item 12. Security Ownership of Certain Beneficial Owners and Management..........      12

Item 13. Certain Relationships and Related Transactions..........................      12

                                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........      12

Index to Consolidated Financial Statements.......................................      F-1

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

HISTORY

    The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955. The Company was reincorporated in Delaware in 1987.

    Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions. The Company's first products were based on the rotary cutting technology. Through acquisitions, the Company added the flail cutting technology in 1983 and the sickle-bar technology in 1984. The Company added to its presence in industrial and governmental markets with the acquisition of TIGER(R) at the end of 1994.

    A major thrust into agricultural mowing markets was begun in 1986 with the acquisition of RHINO(R), a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the RHINO dealer network during a period of industry contraction. Distribution network expansion remains a primary focus of the Company's marketing plans for agricultural and industrial uses. The addition of M&W GEAR COMPANY in early 1995 allowed the Company to enter into the manufacture of hay-making equipment that complements the RHINO products, while utilizing the same dealer network. Another strategic move was made in 1995 with the acquisition of HERSCHEL(R), a leading manufacturer and distributor of high wear, high turnover farm equipment replacement parts. Further, the Company has concentrated on developing new products which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

    In 1991, the Company began its international expansion with the acquisition of MCCONNEL(R), a United Kingdom manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Later acquisitions added BOMFORD(R) in the U.K. and SMA(R) in France.

    Other key acquisitions have expanded the Company's geographic coverage and product offerings. Alamo's development has been enhanced by approximately twenty acquisitions over its history.

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

MARKETING AND MARKETING STRATEGY

    The Company's products are sold through the Company's eight marketing organizations, and extensive, world-wide dealer networks under the ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R), HERSCHEL-ADAMS(R) and RHINO INTERNATIONAL(R) tradEMARKs.

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

    RHINO and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and for hay-making. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. RHINO equipment consists principally of a comprehensive line of tractor-mounted equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. RHINO also sells post hole diggers, scraper blades and replacement parts for all RHINO equipment. Farm equipment dealers play the primary role in the sales of RHINO equipment. M&W hay-making equipment uses a fixed chamber, round bale technology. The MCCONNEL acquisition gave the Company an established presence in the European agricultural equipment industry and also facilitates the international marketing and sale of the Company's RHINO product line through MCCONNEL'S existing network of agricultural tractor dealers in the U.K.

    MCCONNEL equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts. MCCONNEL also sells turf maintenance equipment to the golf course and leisure markets. MCCONNEL equipment is sold primarily in the U.K. and France, and to a lesser extent in other parts of Europe and Australia. MCCONNEL primarily focuses on the agricultural and commercial end-user. MCCONNEL products are sold in the U.K. through a network of agricultural tractor dealers, with exports sold primarily through distributors.

    BOMFORD equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seed bed preparation cultivators and replacement parts. BOMFORD equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., France, Germany, Scandinavia and, to a lesser extent, in North America, Australia and the Far East. BOMFORD'S sales network is very similar to that of MCCONNEL in the U.K.

    SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts. SMA'S principal customers are the French local authorities. SMA'S product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.

    TIGER equipment includes heavy-duty, tractor-mounted mowing and growth maintenance equipment and replacement parts. A portion of TIGER sales includes tractors, which are not manufactured by TIGER. TIGER sells to state, county and local governmental entities through a network of dealers. In most cases, the larger dealers' principal product line is TIGER equipment. TIGER'S dealership network is independent of ALAMO'S dealership network.

    HERSCHEL-ADAMS replacement parts are sold for all types of tillage equipment and tractors and certain types of mowing and construction equipment. HERSCHEL-ADAMS products include a full range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components. HERSCHEL-ADAMS replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet distributors (which generally act as a buyer for a number of farm supply stores), wholesale distributors, original equipment manufacturers and construction equipment dealers.

    RHINO INTERNATIONAL equipment includes economical, Chinese-manufactured tractors and related service parts. RHINO INTERNATIONAL has a separate dealer network.

    In addition to the sales of HERSCHEL-ADAMS replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 34% of the Company's total sales for the year ended December 31, 1997. Replacement parts are more profitable and generally less cyclical than whole goods equipment.

    While the Company believes that the end-user of its products evaluates the purchase of such products on the basis of product quality, such purchases are also based on a dealer's service and support and loyalty to the dealer based on previous purchases.

    Demand for products tends to be strongest in the spring and summer growing seasons. The Company provides incentives for off-season purchases, including discounts, as a way to even out seasonal variations in its manufacturing cycles. Under incentive programs, there is no right of return.

PRODUCT DEVELOPMENT

    The Company believes its ability to quickly provide innovative responses to customer needs, to continue to develop and manufacture new products and to enhance existing product lines is critical to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. The Company currently employs 76 people in its engineering department, 32 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities aggregated approximately $1,712,000 in 1997, $1,747,000 in 1996, and $1,434,000 in 1995.

SEASONALITY

    The vegetation maintenance equipment industry in general tends to follow the seasonal buying patterns of its major customers with peak sales occurring in May through August. Agricultural end-users generally purchase equipment in the early spring for the beginning of the mowing season. Governmental end-users typically wait to purchase new equipment until the first and second calendar quarters. The timing of these purchases, however, may be affected by weather conditions and general economic conditions. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company must estimate seasonal demand months in advance, and equipment must be manufactured in anticipation of such demand. The Company utilizes a rolling monthly sales forecast from the Company's marketing divisions in order to develop a master production plan for its manufacturing facilities. Additionally, the Company attempts to equalize demand for its products throughout the calendar year by offering seasonal sales programs which provide additional discounts on equipment that is ordered during off-season periods.

COMPETITION

    The Company's products are sold in markets where the principal competitive factors are price, quality, service and reputation. The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products. However, the Company has fewer competitors in the wide-swath and boom-mounted mowing equipment and within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, by avoiding direct competition with significantly larger competitors. There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company. The Company believes that within the U.S. it is the largest supplier within governmental markets for its kind of equipment, the third largest supplier in the U.S. agricultural market for such equipment and one of the two largest suppliers in the European market for such equipment.

UNFILLED ORDERS

    As of December 31, 1997, the Company had unfilled customer orders of $35.0 million compared to $31.6 million at the end of 1996. Management expects that substantially all of the Company's backlog as of December 31, 1997, will be shipped during fiscal year 1998. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances is dependent on the Company's seasonal sales programs and the needs of the customer. Certain of the Company's orders are generally subject to cancellation anytime before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

SOURCES OF SUPPLY

    The principal raw materials used by the Company include steel and purchased components. During 1997, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. A number of the Company's units are mounted on and shipped with a tractor. Tractors are generally available, but in some periods delays have been experienced. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

    While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

    Approximately 15% of the aggregate dollar amount of parts purchased by the Company's U.S. operations are imported.

PATENTS AND TRADEMARKS

    The Company owns numerous U.S. and foreign patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

    Products manufactured by the Company are advertised and sold under numerous trademarks. The ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R), HERSCHEL-ADAMS(R) and RHINO INTERNATIONAL(R) trademarks are the primary marks for the Company's products. ThE Company also owns other trademarks which it uses to a lesser extent such as TERRAIN KING(R), TRIUMPH(R), MOTT(R), TURNER(R), FUERST(R) and DANDL(R). Management believes that the COMPANY's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business, but that the business is not dependent on such trademarks. The Company, however, vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

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

EMPLOYEES

    As of December 31, 1997, the Company employed 1,414 full-time employees. A subsidiary has a collective bargaining agreement which covers approximately 75 employees. The company considers its employee relations to be satisfactory.

FOREIGN OPERATIONS

    See Note 15 of the accompanying consolidated financial statements.

FORWARD-LOOKING INFORMATION

    This report contains a number of forward-looking statements, each of which involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Among those factors which could cause actual results to differ materially are the following: market demand, competition, weather, currency-related issues and other risk factors listed and described in more detail from time to time in other SEC reports of the Company.

ITEM 2.  PROPERTIES

    At December 31, 1997, the Company utilized eight principal manufacturing plants located in seven U.S. states and four in Europe. In addition, there were four principal warehouse facilities located in the United States. About 83% of the manufacturing and office space is in owned facilities, the balance being leased. In total the Company operates in approximately 1,447,500 square feet of manufacturing and office space and 94,760 square feet of warehouse space. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability, which are generally covered by insurance. While amounts claimed may be substantial, and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1998 annual meeting of directors or until his successor is duly elected and qualified.

           NAME            AGE                         POSITION
    -------------------    -----     -------------------------------------------
                                   Chairman of the Board and Chief Executive
  Donald J. Douglass       66      Officer

                                   President, Chief Operating Officer and a
  Oran F. Logan            54      Director

                                   Executive Vice President, Chief Financial
  Jim A. Smith             59      Officer

  Robert H. George         51      Vice President, Secretary and Treasurer

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

    Jim A. Smith joined the Company in April, 1996. Prior to joining the Company, Mr. Smith served as Chief Financial Officer and a Director of Tracor, Inc., a NYSE listed Company, from 1966 to 1987 (employed in 1966 as Controller). From 1987 to 1996, he served as financial advisor and was on the Boards of Directors of National Instruments Corp., Mobley Environmental Services, Inc. and Electrosource, Inc., as well as the Boards of Directors of several privately held companies.

    Robert H. George joined the Company in 1987 as Vice President and Secretary and has served the Company in various executive capacities since then. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on The New York Stock Exchange under the symbol: ALG. On February 27, 1998, there were 9,684,874 shares of common stock outstanding, held by approximately 1,800 holders of record. On February 27, 1998, the last reported sales price of the common stock on The New York Stock Exchange was $18.125 per share.

    The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by The New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                HIGH AND LOW STOCK PRICES FOR THE LAST TWO FISCAL YEARS WERE:

                       1997                                           1996
 ------------------------------------------------- --------------------------------------------
                       SALES PRICE        CASH                         SALES PRICE       CASH
                   -------------------- DIVIDENDS                    ----------------- DIVIDENDS
   QUARTER ENDED     HIGH       LOW     DECLARED     QUARTER ENDED    HIGH     LOW     DECLARED
 ---------------------------- -------------------- --------------------------------------------
 March 31, 1997       $18     $15-3/8     $.10     March 30, 1996    $18-1/2 $15-7/8   $.10
 June 30, 1997      20-7/8     13-1/2      .10     June 29, 1996     19-7/8   17-3/8    .10
 September 30,                 8-11/16             September 28,      8-1/4
 1997               23-3/4    1            .10     1996               1       13-3/4    .10
 December 31, 1997  23-1/4     19-5/8      .10     December 31, 1996 17-1/2   14-3/8    .10

    On January 6, 1998, the Board of Directors of the Company declared a quarterly dividend of $.10 per share and on February 20, 1998, announced that it had approved a 10% increase in the regular quarterly dividend to $.11 per share, to be effective with the declaration and payment of the next quarterly dividend. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                           FISCAL YEAR ENDED(1)
                                         -------------------------------------------------------
                                          DECEMBER    DECEMBER   DECEMBER   DECEMBER   JANUARY
                                         31, 1997   31, 1996   31, 1995(2) 31, 1994(2) 1, 1994(2)
                                         ----------- -------------------------------- ----------
 OPERATIONS:
 Net sales.............................. $  203,092  $  183,595 $  163,852 $ 119,643  $  88,519
 Income before income taxes.............     20,595      13,722     17,779    14,255     12,225
 Net income.............................     13,600       8,762     11,615     9,166      7,785
 Percent of sales.......................       6.7%        4.8%       7.1%      7.7%       8.8%
 Earnings per share
   Basic................................       1.42        0.91       1.36      1.21       1.09
   Diluted..............................       1.41        0.91       1.35      1.21       1.08
 Dividends per share....................       0.40        0.40       0.40      0.36       0.32
 Average common shares
   Basic................................      9,602       9,585      8,541     7,547      7,159
   Diluted..............................      9,674       9,641      8,619     7,604      7,193

 FINANCIAL POSITION:

 Total assets........................... $  156,124  $  153,862 $  151,571 $  99,160  $  75,091
 Short-term debt and current maturities.        454       1,031      1,290     8,441     13,990
 Long-term debt, excluding current
 maturities.............................     28,890      35,299     37,309    24,513      8,920
 Stockholders' equity ..................    106,265      97,250     90,705    50,166     41,710

(1) All references to 1995, 1994 and 1993 herein are to the fiscal years ended December 30, 1995 (52 week period), December 31, 1994 (52 week period), and January 1, 1994 (52 week period), respectively. Until 1996, the Company's fiscal years comprised 52 or 53 week periods ending on the Saturday closest to December 31. In 1996, the Company changed to a calendar year basis. There were no material differences in the results presented that resulted from this change.

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

GENERAL

    During 1997, the Company's sales grew by 11%, with margins returning to historical levels. Earnings in 1996 were adversely impacted by charges and expenses related to entities acquired in 1995. Weather patterns in 1997 returned to more normal conditions than were experienced in 1996. European business slowed markedly in the latter part of 1997. The Company's four 1995 acquisitions, which underperformed expectations in 1996, showed improved performance in 1997.

    Approximately 34% of the Company's 1997 sales were attributable to replacement parts, comparable to 1996's 35%. The replacement parts business is generally less cyclical and more profitable than wholegoods business.

    The following table sets forth, for the periods indicated, certain financial data as percentages of net sales:

                                                     FISCAL YEAR ENDED
                                            ------------------------------------
                                             DECEMBER    DECEMBER    DECEMBER
                                             31, 1997    31, 1996    30, 1995
                                            ----------- -----------  -----------
Income Statement Data:
  Net sales
    American
      Agricultural..........................   49.4%       46.8%       41.9%
      Industrial............................   27.8        27.3         31.8
    European................................   22.8        25.9         26.3
                                            ----------- -----------  -----------
  Total net sales...........................  100.0%      100.0%       100.0%
                                            =========== ===========  ===========

  Gross profit..............................   26.2%       24.6%        26.3%
  Selling, general and administrative
     expense................................   15.3        16.2         14.8
                                            ----------- -----------  -----------
  Income from operations....................   10.9         8.4         11.5
  Interest expense..........................   (1.1)       (1.4)        (1.6)
  Interest income...........................    0.3         0.3          0.3
  Other income (net) .......................    0.1         0.2          0.7
                                            ----------- -----------
                                                                     -----------
  Income before income taxes................   10.2         7.5         10.9
  Provision for income taxes................    3.4         2.7          3.8
                                            =========== ===========  ===========
  Net Income................................    6.8%        4.8%         7.1%
                                            =========== ===========  ===========


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

    NET SALES. Net sales in 1997 were $203,092,000, an increase of 11% from $183,595,000 in 1996. Sales from American agricultural markets grew 17%, and American industrial markets sales grew 12%. A return to more normal weather patterns benefited sales along with generally favorable market conditions; parts sales, up 8%, as well as wholegoods sales, showed increases.

    European sales were down 3% year to year, with early in the year strength offset by late year weakness caused largely by competitive impacts on U.K. exports arising from the strength of the U.K. currency versus other European currencies. Also affecting European markets were general retrenchments of certain European economies and, in the U.K. the continuing impact of BSE (mad cow disease).

    GROSS PROFIT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Gross Profit increased from 24.6% to 26.2%. Gross profit in 1996 had been negatively impacted by the year end charges described herein. Selling, general and administrative expense increased from $29,785,000 to $31,026,000 reflecting increased staffing related to growth and expenditures in strategic acquisition pursuits during 1997. Price increases during the year generally offset cost increases.

    INTEREST EXPENSE, INTEREST INCOME, OTHER INCOME (NET) AND INCOME TAXES. Interest Expense was reduced due to operating cash flows reducing borrowing levels. Interest income decreased mainly due to lower aged receivable balances. Other income (net) declined largely due to smaller realized gains on an investment in a marketable security. Income taxes as a percent of pre-tax income was less due primarily to reduced tax rates from state taxing entities.

1996 COMPARED TO 1995

    NET SALES. 1996 sales of $183,595,000, in addition to being affected by sales additions from the acquisitions made during the year 1995, were adversely impacted by severe weather conditions in the U.S. during the first half of 1996, which shortened or diminished growing seasons, thereby reducing, particularly, replacement parts sales. American agriculture's sales of wholegoods in 1996 were also reduced by some softness in agriculture economics, particularly in ranching due to weak cattle prices. Further, in the final quarter of the year, shipments were deferred by tractor supply delays (certain of the Company's products ship with or are attached to a tractor) and by late year- end order patterns. European operations' sales in 1996 increased 10% due to expanded distribution throughout the markets served.

    RESULTS OF OPERATIONS. Impacting costs and profitability in 1996 were slower than expected integration of and improvements in the 1995 acquisitions and, at one acquired company, disruptions to operations from flooding and litigation with the former owner.

    Further, contributing significantly to the decline in 1996 profitability were charges and expenses, mainly related to inventory and accounts receivable, as well as litigation costs, incurred in the entities acquired by Alamo during 1995. These items total $3.2 million. Further, in the final quarter of 1996, the strength of the British Pound against the French Franc caused currency transaction losses in the U.K. operations' French Franc business.

    GROSS PROFIT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The gross profit percentage decrease from 1995 and the operating costs percentage increase are driven largely by the factors described in the preceding paragraph, along with some margin impact from sales mix, caused largely by replacement parts sales declines due to weather, and fixed cost impacts, given the sales deferrals. Price increases during the year generally offset cost increases.

    INTEREST EXPENSE, INTEREST INCOME, OTHER INCOME(NET) AND INCOME TAXES. The net impact of proceeds from the 1995 common stock offering, 1995 acquisition expenditures and working capital needs produced average borrowings during 1996 modestly below 1995 levels, thereby reducing interest expense accordingly. Other income (net) declined in 1996 due largely to charges in 1996 for currency transaction impacts. Income taxes as a percent of pre-tax income increased largely due to a non-recurring 1995 tax refund.

 LIQUIDITY AND CAPITAL RESOURCES

    1997 operating activities generated $12.3 million in cash flow allowing the Company to reduce debt by $6.3 million and return $3.8 million to shareholders through dividends. 1996 cash flow was similarly positive. 1995's cash flow and changes in balance sheet accounts were significantly impacted by acquisitions and a common stock offering.

    Capital expenditures during 1997, 1996 and 1995 were, respectively, $4,685,000, $2,868,000 and $2,401,000. 1998 capital expenditures are expected to be approximately $5.0 million, and will be funded from operating cash flow. Because of seasonality in the Company's business, borrowings are heaviest in December to March.

    In May 1997 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock to be funded through working capital and borrowing's under the bank revolving credit facility.

    Future investments in working capital are expected to be required to fund sales growth, geographic expansion and new products. The Company's cash flow, strong financial position, and existing and available credit opportunities should be adequate for the Company's needs in the near and longer term.

    Long-term debt as a percent of total capital at December 31, 1997 was 21% compared to 27% at year end 1996.

    As of December 31, 1997, the Company had a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all covenants at December 31, 1997. At December 31, 1997, $22,000,000 was drawn on the revolver at various interest rate options, with an average effective rate of 6.8%. At December 31, 1997, $2,441,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

INFLATION

    The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

NEW ACCOUNTING DISCLOSURES

    DERIVATIVE FINANCIAL INSTRUMENTS ACCOUNTING POLICY DISCLOSURE REQUIREMENTS AND MARKET RISK DISCLOSURE RULES. During 1997, the Securities and Exchange Commission issued expanded disclosure requirements on derivative accounting policy disclosures and the exposure to market risk. The new rules require enhanced descriptions of specific aspects of a registrant's accounting policies for derivatives, as well as qualitative and quantitative disclosures about each type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997. The qualitative and quantitative market risk disclosures must be provided in all filings that include audited financial statements for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements to have no material impact on the Company's consolidated results of operations, financial position or cash flows.

    ACCOUNTING AND OTHER IMPLICATIONS OF THE YEAR 2000. The Company is currently evaluating the Year 2000 readiness of its information systems and manufacturing equipment, as well as communicating with its significant customers and suppliers of raw materials regarding their readiness for the Year 2000. Work plans detailing any tasks and resources required to insure equipment and information system Year 2000 readiness are expected to be in place in 1998. Evaluation to date indicates that costs associated with any necessary upgrades are not expected to be material.

    NEW ACCOUNTING STANDARDS. Financial Accounting Standards Board Statements No. 128, 130 and 131, relating to Earnings per Share, Reporting Comprehensive Income, and Disclosures About Segments of an Enterprise and Related Information, respectively, are described in Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS

    For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.   FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements on page F-1 of this Report.

                                                                          PAGE
                                                                          ------
      Report of Ernst & Young LLP, Independent Auditors...............     F-2
      Consolidated Statements of Income...............................     F-3
      Consolidated Balance Sheets.....................................     F-4
      Consolidated Statements of Stockholders' Equity.................     F-5
      Consolidated Statements of Cash Flows...........................     F-6
      Notes to Consolidated Financial Statements......................     F-7

(A)2.   FINANCIAL  STATEMENT SCHEDULES

    All schedules have been omitted because they are not applicable or not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

 (A)3.  EXHIBITS

    The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits.

                                      INDEX TO EXHIBITS

                                                                       INCORPORATED BY REFERENCE
                                                                          FROM THE FOLLOWING
EXHIBITS                          EXHIBIT TITLE                                DOCUMENTS
----------    -------------------------------------------------------  ---------------------------
    3.1    --  Certificate of Incorporation, as amended, of Alamo       Form S-1, February 5, 1993
               Group Inc.
    3.2    --  By-Laws of Alamo Group Inc.                              Form 10-K, March 29, 1996
               Warrant Agreement between Alamo Group Inc. and
   10.1    --  Capital Southwest Corporation, dated November 25,        Form S-1, February 5, 1993
               1991
  *10.2    --  1982 Incentive Stock Option Plan, adopted by the         Form S-1, February 5, 1993
               Board of Directors of Alamo Group Inc. on April 26,
               1982
  *10.3    --  Amendment No. 2[sic] to the 1982 Incentive Stock         Form S-1, February 5, 1993
               Option Plan, adopted as of January 1, 1987
  *10.4    --  1993 Non-Qualified Stock Option Plan, adopted by the     Form S-1, February 5, 1993
               Board of Directors on February 2, 1993
  *10.5    --  Alamo Group Inc. Executive Loan Program of 1991          Form S-1, March 18, 1993

  *10.6    --  1994 Incentive Stock Option Plan, adopted by the         Form 10-K, March 28, 1994
               Board of Directors on January 25, 1994
  10.7     --  Third Amended and Restated Revolving Credit and          Form 10-K, March 29, 1996
               Term Loan Agreement between NationsBank of Texas,
               N.A. and Alamo Group Inc. and certain subsidiaries
               dated December 29, 1995
  10.8     --  First Amendment to Third Amended and Restated            Form 10-K, March 17, 1997
               Revolving Credit and Term Loan Agreement dated
               April 10, 1996
  10.9     --  Second Amendment to Third Amended and Restated           Form 10-K, March 17, 1997
               Revolving Credit and Term Loan Agreement dated
               December 23, 1996
  10.10    --  Form of indemnification agreements with Directors        Form 10-Q, May 15, 1997
               of the Company
  10.11    --  Form of indemnification agreements with certain          Form 10-Q, May 15, 1997
               executive officers of the Company
  10.12    --  Third Amendment to Third Amended and Restated            Form 10-Q, August 15,
               Revolving Credit and Term Loan Agreement dated           1997
               June 23, 1997
  10.13    --  Fourth Amendment to Third Amended and Restated           Filed Herewith
               Revolving Credit and Term Loan Agreement dated
               December 31, 1997
 *10.14     -- Incentive Compensation Plan, adopted on December         Filed Herewith
               9, 1997 401(k) Restoration Plan for Highly Compensated
 *10.15    --  Employees, adopted on December 9, 1997                   Filed Herewith
  21.1     --  Subsidiaries of the Registrant.                          Filed Herewith
  23.1     --  Consent of Ernst & Young LLP                             Filed Herewith
  27.1     --  Financial Data Schedule                                  Electronic Filing Only

*  Compensatory Plan

(B)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997

       None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                  ALAMO GROUP INC.

Date:  March 27, 1998                             By:/s/ DONALD J. DOUGLASS
                                                  ----------------------
                                                  Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                 TITLE                              DATE
----------------------------- ------------------------------------------------  ------------------
/s/ DONALD J. DOUGLASS        Chairman of the Board                             March 27, 1998
      Donald J. Douglass      Chief Executive Officer and Director
                              (Principal Executive Officer)

/s/   ORAN F. LOGAN           President, Chief Operating Officer and a          March 27, 1998
      Oran F. Logan           Director (Principal Operating Officer)

/s/ JIM A. SMITH              Executive Vice President,                         March 27, 1998
      Jim A. Smith            Chief Financial Officer (Principal Financial
                              Officer)

/s/ JOSEPH C. GRAF            Director                                          March 27, 1998
      Joseph C. Graf

/s/ DAVID H. MORRIS           Director                                          March 27, 1998
      David H. Morris

/s/ O. S. SIMPSON, JR.        Director                                          March 27, 1998
      O.S. Simpson, Jr.

/s/ JAMES B. SKAGGS           Director                                          March 27, 1998
      James B. Skaggs

/s/ WILLIAM R. THOMAS         Director                                          March 27, 1998
      William R. Thomas

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.............................    F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

      Years ended December 31, 1997, December 31, 1996 and December 30, 1995..    F-3

   CONSOLIDATED BALANCE SHEETS

      December 31, 1997 and December 31, 1996 ................................    F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Years ended December 31, 1997, December 31, 1996 and December 30, 1995..    F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS

      Years ended December 31, 1997, December 31, 1996 and December 30, 1995..    F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, December 31, 1996 and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, December 31, 1996 and December 30, 1995, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

San Antonio, Texas
March 6, 1998

                              ALAMO GROUP INC. AND
                                  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                                     INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED
                                                   -----------------------------------------------
                                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 30,
                                                       1997             1996            1995
                                                   --------------  --------------- ---------------
Net sales........................................  $    203,092    $    183,595    $   163,852
Cost of sales....................................       149,940         138,460        120,648
                                                   --------------  --------------- ---------------
  Gross profit...................................        53,152          45,135         43,204
Selling, general and administrative expense .....        31,026          29,785         24,301
                                                   --------------  --------------- ---------------
  Income from operations  .......................        22,126          15,350         18,903
Interest expense ................................        (2,262)         (2,631)        (2,647)
Interest income .................................           523             664            441
Other income (net) .............................            208             339          1,082
                                                   --------------  --------------- ---------------
    Income before income taxes..................         20,595          13,722         17,779
Provision for income taxes ......................         6,995           4,960          6,164
                                                   ==============  =============== ===============
  Net income  ...................................  $     13,600    $      8,762    $    11,615
                                                   ==============  =============== ===============
Net income per common share:

   Basic.....................................      $        1.42   $        0.91   $       1.36
                                                   ==============  =============== ===============
   Diluted.......................................  $        1.41   $        0.91   $       1.35
                                                   ==============  =============== ===============
Average common shares:

   Basic.....................................             9,602           9,585          8,541
                                                   ==============  =============== ===============
   Diluted.......................................         9,674           9,641          8,619
                                                   ==============  =============== ===============

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31, DECEMBER 31,
                                                                      1997        1996
                                                                 ---------   ---------
ASSETS
     Current assets:
        Cash and cash equivalents .............................  $     789   $   2,228
        Accounts receivable ...................................     42,165      43,925
        Inventories ...........................................     65,752      60,171
        Deferred income taxes .................................      2,288       2,206
        Prepaid expenses and other ............................      2,152       1,327
                                                                 ---------   ---------
           Total current assets ...............................    113,146     109,857

    Property, plant and equipment .............................     51,693      48,932
        Less:  Accumulated depreciation .......................    (29,216)    (26,546)
                                                                 ---------   ---------
                                                                    22,477      22,386
    Goodwill ..................................................     12,632      14,237
    Other assets ..............................................      7,869       7,382
                                                                 ---------   ---------
           Total assets .......................................  $ 156,124   $ 153,862
                                                                 =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:

        Trade accounts payable ................................  $  12,787   $  11,066
        Income taxes payable ..................................        266         930
        Accrued liabilities ...................................      6,096       6,725
        Current maturities of long-term debt ..................        727       1,031
                                                                 ---------   ---------
           Total current liabilities ..........................     19,876      19,752

    Long-term debt, net of current maturities .................     28,617      35,299
    Deferred income taxes .....................................      1,366       1,561

    Stockholders' equity:
    Common stock, $.10 par value, 20,000,000 shares authorized;
      9,684,874 and 9,589,851 issued at December 31, 1997
      and December 31, 1996, respectively .....................        968         959
    Additional paid-in capital ................................     50,395      49,592
    Retained earnings .........................................     54,835      45,071
    Translation adjustment ....................................         67       1,628
                                                                 ---------   ---------
        Total stockholders' equity ............................    106,265      97,250
                                                                 ---------   ---------
        Total liabilities and stockholders' equity ............  $ 156,124   $ 153,862
                                                                 =========   =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                     TOTAL
                                           COMMON STOCK      ADDITIONAL                                              STOCK-
                                         ----------------     PAID-IN      TREASURY      RETAINED    TRANSLATION    HOLDERS'
                                         SHARES     AMOUNT     CAPITAL       STOCK       EARNINGS     ADJUSTMENT     EQUITY
                                         ------      ----     --------      -------      --------      -------      ---------
Balance at December 31, 1994 .......      7,556      $756     $ 17,710      $  --        $ 31,954      $  (254)     $  50,166
  Sale of common stock and related .      2,021       202       32,372         --            --           --           32,574
  Net income .......................       --         --          --           --          11,615         --           11,615
  Dividends paid ($.40 per share) ..       --         --          --           --          (3,427)        --           (3,427)
  Change in unrealized gains on
     securities, net of
     income taxes ..................       --         --          (425)        --            --           --             (425)
  Translation adjustment ...........       --         --          --           --            --            202            202
                                         ------      ----     --------      -------      --------      -------      ---------
Balance at December 30, 1995 .......      9,577       958       49,657         --          40,142          (52)        90,705
  Sale of common stock and related .         13         1          224         --            --           --              225
  Net income .......................       --         --          --           --           8,762         --            8,762
  Dividends paid ($.40 per share) ..       --         --          --           --          (3,833)        --           (3,833)
  Change in unrealized gains on
     securities, net of income
     taxes .........................       --         --          (289)        --            --           --             (289)
  Translation adjustment ...........       --         --          --           --            --          1,680          1,680
                                                     ----     --------      -------      --------      -------      ---------

Balance at December 31, 1996 .......      9,590       959       49,592         --          45,071        1,628         97,250
  Purchase of treasury stock .......        (80)      --          --         (1,631)         --           --           (1,631)
  Sale of common stock and related .        175         9          893        1,631          --           --            2,533
  Net income .......................       --         --          --           --          13,600         --           13,600
  Dividends paid ($.40 per share) ..       --         --          --           --          (3,836)        --           (3,836)
  Change in unrealized gains on
     securities, net of income
     taxes .........................       --         --           (90)        --            --           --              (90)
  Translation adjustment ...........       --         --          --           --            --         (1,561)        (1,561)
                                         ------      ----     --------      -------      --------      -------      ---------
Balance at December 31, 1997 .......      9,685      $968     $ 50,395      $  --        $ 54,835      $    67      $ 106,265
                                         ======      ====     ========      =======      ========      =======      =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                            ----------------------------------------
                                                               DECEMBER      DECEMBER   DECEMBER 30,
                                                               31, 1997      31, 1996      1995
                                                            ------------- ---------------------------
OPERATING ACTIVITIES
Net income ................................................    $ 13,600     $ 8,762     $ 11,615
Adjustments to reconcile net income to net cash provided by
  operating activities:

    Provision for doubtful accounts .......................         675         662          331
    Depreciation ..........................................       3,700       3,972        3,281
    Amortization ..........................................       1,364       1,369        1,096
    Provision for deferred income tax benefit .............        (286)       (128)        (396)
    Realized gain on marketable securities ................         (70)       (528)        (529)
    Gain on sale of  equipment ............................        (152)       (163)         (70)
Changes in operating assets and liabilities, net of effect
 of acquisitions:

    Accounts receivable ...................................         321       1,836       (8,343)
    Inventories ...........................................      (6,367)       (536)        (555)
    Prepaid expenses and other assets .....................      (1,655)     (2,241)      (5,642)
    Trade accounts payable and accrued liabilities ........       1,756      (2,431)        (606)
    Income taxes payable ..................................        (583)       (947)         (64)
                                                               --------     -------     --------
Net cash provided by operating activities .................      12,303       9,627          118

INVESTING ACTIVITIES

Acquisitions, net of cash acquired ........................        --          (941)     (17,593)
Purchase of property, plant and equipment .................      (4,685)     (2,868)      (2,401)
Proceeds from sale of property, plant and equipment .......         224         251          115
Purchases of long-term investments ........................        --          --         (2,480)
Proceeds from sale of marketable securities ...............         150         634          569
                                                               --------     -------     --------
Net cash (used) by investing activities ...................      (4,311)     (2,924)     (21,790)

FINANCING ACTIVITIES

Net change in bank revolving credit facility ..............      (5,500)     (1,100)      27,200
Principal payments on long-term debt and capital leases ...        (841)     (2,265)     (34,789)
Proceeds from issuance of long-term debt ..................        --           641         --

Dividends paid ............................................      (3,836)     (3,833)      (3,427)
Proceeds from sale of common stock and related ............       2,533         225       32,574
Cost of common stock repurchased ..........................      (1,631)       --           --
                                                               --------     -------     --------
Net cash provided (used) by financing activities ..........      (9,275)     (6,332)      21,558

Effect of exchange rate changes on cash ...................        (156)         18           80
                                                               --------     -------     --------
Net change in cash and cash equivalents ...................      (1,439)        389          (34)
Cash and cash equivalents at beginning of the year ........       2,228       1,839        1,873
                                                               --------     -------     --------
Cash and cash equivalents at end of the year ..............    $    789     $ 2,228     $  1,839
                                                               ========     =======     ========
Cash paid during the year for:

  Interest ................................................    $  2,215     $ 2,608     $  2,632
  Income taxes ............................................       6,979       6,400        6,707

                             See accompanying notes.

                       1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

    The Company operates in one business segment referred to as the vegetation maintenance equipment industry in both America and Europe. The Company manufactures tractor-mounted mowing and vegetation maintenance equipment and replacement parts for industrial and agricultural end-users.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the Company), all of which are wholly owned. Other investments are accounted for under the equity method or the cost method, as appropriate. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

    Until 1996, the Company's fiscal year comprised either a 52 or 53 week period that ended on the Saturday closest to December 31. All references to 1995 herein are to the fiscal year ended December 30, 1995 (52 weeks). In 1996, the Company changed to a calendar year basis. There are no material differences in the results presented that result from this change.

FOREIGN CURRENCY

    The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are treated as a separate component of stockholders' equity.

    The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 1997, the Company had contracts, maturing at various dates to June 1998, for $3,521,000. Foreign currency transaction gains or losses are included in Other income (net). For 1997 and 1996, such transactions netted a loss of $346,000 and $436,000, respectively.

CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

MARKETABLE SECURITIES

    Marketable securities are carried at fair market value in Prepaid expenses and other, with unrealized gains and losses, net of tax, reported in Stockholders' equity.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large number and types of customers and their geographic dispersion.

INVENTORIES

    Inventories of U.S. operating subsidiaries are principally stated at the lower of cost (last-in, first-out method) ("LIFO") or market and the Company's foreign subsidiaries' inventories are stated at the lower of cost (first-in, first-out) ("FIFO") or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated on the basis of cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

GOODWILL

    Goodwill is related to purchase acquisitions and, with minor exceptions, is being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $3,531,000 and $2,630,000 for the years ended December 31, 1997 and December 31, 1996, respectively. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

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

RELATED PARTY TRANSACTIONS

    Notes receivable from officers of the Company for $1,280,000 and $700,000 for the years ended 1997 and 1996, respectively, are included in other assets.

REVENUE RECOGNITION

    Revenue is recognized when the product is shipped. Provisions for sales incentives and other sales related expenses are made at the time of the sale.

RESEARCH AND DEVELOPMENT

    Product development and engineering costs charged to selling, general and administrative expense amounted to $1,712,000, $1,747,000 and $1,434,000 for the years ended December 31, 1997, December 31, 1996 and December 30, 1995, respectively.

FEDERAL INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

STOCK BASED COMPENSATION

    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and elected to continue to use the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements for these plans. The pro forma effects of fair value accounting for compensation costs related to options, on net income and earnings per share, would not be material.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

                   2. NEW ACCOUNTING STANDARDS AND DISCLOSURES

    REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components which will, as required, be adopted in 1998. Statement 130, while having no impact on net income or stockholders' equity, requires changes such as reporting unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which are reported as line items in the Consolidated Statement of Stockholders' Equity, to be further disclosed in "other comprehensive income."

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement 131 specifies the computation, presentation and disclosure requirements for business segment information, and requires that segments be identified based on, among other factors, reporting used by the Company's management in evaluating key business decisions. Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 is effective for the Company's financial statements for the year ended December 31, 1998. The adoption of Statement 131 will not have a material impact on the Company.

    DERIVATIVE FINANCIAL INSTRUMENTS ACCOUNTING POLICY DISCLOSURE REQUIREMENTS AND MARKET RISK DISCLOSURE RULES. During 1997, the Securities and Exchange Commission issued expanded disclosure requirements of accounting policies for derivative financial instruments and the exposure to market risks. The new rules require enhanced descriptions of specific aspects of a registrant's accounting policies for derivatives as well as qualitative and quantitative disclosures about each type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997. The qualitative and quantitative market risk disclosures must be provided in all filings that include audited financial statements for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements to have no material impact on the Company's consolidated results of operations, financial position, or cash flows.

                              3. EARNINGS PER SHARE

    The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                      1997          1996       1995
                                                 -----------    -----------    -------
Net Income ..................................    $    13,600    $     8,762    $11,615
                                                 ===========    ===========    =======
Average Common Shares:

  BASIC (weighted-average outstanding shares)          9,602          9,585      8,541
   Dilutive potential common shares from
     stock options and warrants .............             72             56         78
                                                 ===========    ===========    =======
  DILUTED (weighted-average outstanding
    shares) .................................          9,674          9,641      8,619
                                                 ===========    ===========    =======
Basic earnings per share ....................    $      1.42    $      0.91    $  1.36
                                                 ===========    ===========    =======
Diluted earnings per share ..................    $      1.41    $      0.91    $  1.35
                                                 ===========    ===========    =======

                                 4. ACQUISITIONS

    On April 27, 1995, the Company acquired M&W Gear Co. ("M&W"). The acquisition was effective as of April 2, 1995. The purchase price was $17,959,000. M&W is a manufacturer and distributor of primarily hay-making equipment for agricultural end-users.

    On May 12, 1995, the Company acquired Rhino International, Inc. ("Rhino International"), an unaffiliated company which imports Chinese-manufactured tractors for a purchase price of $2,663,000.

    On May 24, 1995, the Company invested $1,980,000 to purchase 49 1/2% of the outstanding capital stock (42% on a fully diluted basis) of Certified Power, Inc. ("CPI"), which in turn acquired 100% of the equity of Certified Power Train Specialists, Inc. ("CPTS") in a highly leveraged transaction. CPTS is a distributor of hydraulic components and automotive and truck drivetrain parts. This investment is carried in other assets and is accounted for by equity accounting. Subsequent to December 31, 1997 the Company sold its interest, substantially at book value.

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

    In December 1996, the Company made two small business purchases: Forges Gorce in France and a domestic production line (this purchase was completed in 1997), each of which makes mower blades.

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

    The condensed pro forma results of operations presented below summarize on an unaudited basis approximate results of the Company's consolidated operations for the period presented assuming that the acquisitions shown above occurred at the beginning of the period. The two 1996 purchases were not material and 1996, therefore, is not shown.

                                             YEAR ENDED
                                         DECEMBER 30, 1995
                                           (in thousands,
                                          except per share
                                              amounts)
                                         ------------------
                                             (UNAUDITED)
     Net sales.........................     $ 193,729
     Income before income taxes........        17,991
     Net income........................        11,983
     Earnings per share (diluted)......          1.39

                            5. MARKETABLE SECURITIES

    The estimated fair market value of marketable securities, included in Prepaid expenses and other, was $218,000 at December 31, 1996, and gross unrealized gains included in such amounts was $138,000. Realized gains on sales of such securities, included in other income, were $70,000, $528,000 and $529,000 for the years 1997, 1996 and 1995, respectively.

                      6. VALUATION AND QUALIFYING ACCOUNTS

    Valuation and qualifying accounts included the following (in thousands):

                                                 CHARGED                        NET
                                     BALANCE    TO COSTS     TRANSLATIONS,   WRITE-OFFS      BALANCE
                                   BEGINNING OF    AND     RECLASSIFICATION, OR DISCOUNTS    END OF
                                      YEAR       EXPENSES  AND ACQUISITIONS     TAKEN         YEAR
                                      ----       --------  ----------------     -----         ----
1997
Allowance for doubtful accounts.   $  1,521         675           (27)           (329)       $1,840
Reserve for sales discounts ....      3,866      14,177            (2)        (14,557)        3,484
Reserve for inventory
  obsolescence .................      4,110         281          (113)           (499)        3,779
                                                                                               1996
                                                                                              -----
Allowance for doubtful accounts.   $  1,192         662          (180)           (153)       $1,521
Reserve for sales discounts ....      4,303      12,883            25         (13,345)        3,866
Reserve for inventory
  obsolescence .................      4,157         450           567          (1,064)        4,110
                                                                                               1995
                                                                                              -----
Allowance for doubtful accounts.   $    592         331           467            (198)       $1,192
Reserve for sales discounts ....      2,016      12,906           452         (11,071)        4,303
Reserve for inventory
  obsolescence .................      2,485         368         1,322             (18)        4,157

                                 7. INVENTORIES

    Inventories valued at LIFO cost represented 81% and 80% of total inventory for the years ended December 31, 1997 and December 31, 1996, respectively. The excess of current costs over LIFO valued inventories was $3,310,000 and $3,221,000 at December 31, 1997 and December 31, 1996, respectively. Net inventories consist of the following (in thousands):

                                                     DECEMBER 31,  DECEMBER 31,
                                                        1997         1996
                                                   ------------- --------------
             Finished wholegoods and parts ....... $     57,804    $    53,748
             Work in process......................        3,792          2,858
             Raw materials........................        4,156          3,565
                                                   ============= ==============
                                                   $     65,752    $    60,171
                                                   ============= ==============

                        8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following (in thousands):

                                           DECEMBER       DECEMBER      USEFUL
                                           31, 1997       31, 1996       LIVES
                                         -------------  -------------  ---------
             Land ...................... $      2,012   $     2,154
             Buildings and improvements.       19,299        19,377    15-25 yrs
             Machinery and equipment ...       22,413        20,081      5 yrs.
             Office furniture and
             equipment .................        4,781         4,408      5 yrs.
             Transportation equipment  .        3,188         2,912     3-5 yrs.
                                         -------------  -------------
                                               51,693        48,932
              Accumulative
             depreciation ..............      (29,216)      (26,546)
                                         -------------  -------------
                                         $     22,477   $    22,386
                                         -------------  -------------

    Buildings and improvements at December 31, 1997 and December 31, 1996 include $7,070,000 and $7,735,000, respectively, for capitalized leases.

                             9. ACCRUED LIABILITIES

        Accrued liabilities consist of the following balances (in thousands):

                                                            DECEMBER    DECEMBER
                                                            31, 1997    31, 1996
                                                            --------    --------
Salaries, wages and bonuses ............................      $2,876      $2,810
Warranty ...............................................       1,254       1,282
Other ..................................................       1,966       2,633
                                                              ======      ======
                                                              $6,096      $6,725
                                                              ======      ======

                               10. LONG-TERM DEBT

        The components of long-term debt at December 31 are as follows (in thousands):

                                             1997         1996
                                           -------      -------
Bank revolving credit facility ........    $22,000      $27,500
Capital lease obligations .............      6,802        7,538
Other notes payable ...................        542        1,292
                                           -------      -------
Total long-term debt ..................    $29,344      $36,330
Less current maturities ...............        727        1,031
                                           -------      -------
                                           $28,617    $  35,299
                                           =======      =======

    As of December 31, 1997, the Company had a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all covenants at December 31, 1997. At December 31, 1997, $22,000,000 was drawn on the revolver at various interest rate options, with an average effective rate of 6.8%. At December 31, 1997, $2,441,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

    The aggregate maturities of long-term debt for the next five years, as of December 31, 1997, are as follows: $727,000 in 1998, $459,000 in 1999, $518,000 in 2000, $554,000 in 2001, and $22,600,000 (including the bank revolving credit facility) in 2002.

    Long-term debt is substantially floating rate debt and is stated essentially at fair value.

                                11. INCOME TAXES

    U. S. and non-U.S. income before income taxes is as follows (in thousands):

                                             1997           1996           1995
                                           -------        -------        -------
Income before income taxes
  Domestic ........................        $14,210        $ 7,359        $12,693
  Foreign .........................          6,385          6,363          5,086
                                           -------        -------        -------
                                           $20,595        $13,722        $17,779
                                           =======        =======        =======

    The provision for income taxes consists of (in thousands):

                                             1997           1996           1995
                                           ------        -------        -------
Current:
  Federal...................$ ......        4,892        $ 2,860        $ 4,459
  Foreign ..........................        2,176          1,987          1,773
  State ............................          419            297            328
                                           ------        -------        -------
                                            7,487          5,144          6,560
Deferred:
  Federal ..........................         (492)          (550)          (133)
  Foreign ..........................         --              366           (263)
                                           ------        -------        -------
                                             (492)          (184)          (396)
                                           ------        -------        -------
        Total income taxes..$ ......        6,995        $ 4,960        $ 6,164
                                           ======        =======        =======

    Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):

                                               1997         1996        1995
                                            ----------- ------------- ----------
       Statutory U.S. federal tax at 35%       $ 7,208  $     4,803   $  6,223
               Increase (reduction) from:
                 Non-U.S. taxes..........         (292)         126       (270)
                 U.S. State taxes........          272          193        213
                 Other...................         (193)        (162)        (2)
                                            ----------- ------------- ----------
             Provision for income taxes..   $    6,995  $     4,960   $  6,164
                                            =========== ============= ==========
             Actual tax rate.............           34%          36%        35%

    At December 31, 1997, the Company had unremitted earnings of foreign subsidiaries of approximately $14,465,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

    The components of deferred tax assets and liabilities included in the balance sheets are as follows (in thousands):

                                                            1997           1996
                                                           ------         ------
Deferred tax asset:
   Inventory .....................................         $1,242         $1,282
   Accounts receivable ...........................            486            387
   Depreciation ..................................          1,005            925
   Net operating loss carryforwards ..............            374            638
   Insurance .....................................            280            290
   Other Current .................................            447            394
   Other Non-current .............................            783            316
                                                           ------         ------
    Total deferred asset .........................         $4,617         $4,232
                                                           ======         ======
Deferred tax liability:
   Difference between book basis and tax
basis of assets ..................................         $3,079          3,207
   Other .........................................            616            380
                                                           ------         ------
    Total deferred liability .....................         $3,695         $3,587
                                                           ======         ======

    At December 31, 1997, net, current deferred tax assets were $2,288,000 ($2,206,000 in 1996). Net, non-current deferred tax liabilities were $1,366,000 ($1,561,000 in 1996).

                                12. COMMON STOCK

    In conjunction with the issuance of debt in a prior year, the Company issued warrants to purchase 62,500 shares of common stock to the lender. The exercise price of $16 per share is subject to adjustment, and the warrants expire in January 2000. The Company has reserved 62,500 shares of common stock for the warrants.

    The Company completed an offering of its stock and listed its shares on the New York Stock Exchange in July 1995, trading under the symbol ALG. The number of new shares issued was 2,000,000 at $17.50 per share, and the net proceeds to the Company were $32,574,000. Earnings per share (diluted), calculated on a supplemental basis as if the foregoing event had occurred at the beginning of the year, would have been $1.21 for the year ended December 30, 1995.

    Subsequent to December 31, 1997, the Company declared and paid a dividend of $0.10 per share.

                                13. STOCK OPTIONS

INCENTIVE OPTIONS

    In 1982, the stockholders of the Company adopted an incentive stock option plan for key employees, reserving 350,000 shares of common stock. Under the terms of this plan, the purchase price of the shares subject to each option granted will not be less than the fair market value at the time the option is granted. There are no more options available for grant under this plan.

    On April 28, 1994, the stockholders approved an incentive stock option plan for key employees, reserving 300,000 shares of common stock. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted will not be less than the fair market value of the common stock at the date the option is granted.

    Following is a summary of activity in the incentive stock option plans for the periods indicated:

                                                        DECEMBER       DECEMBER       DECEMBER
                                                        31, 1997       31, 1996       30, 1995
                                                        --------       --------       --------
Options outstanding at beginning of
year .............................................       123,373        106,711        140,837
   Granted .......................................          --           43,000         13,000
   Exercised .....................................       (14,863)       (12,938)       (21,026)
   Cancelled .....................................       (25,125)       (13,400)       (26,100)
                                                        --------       --------       --------
Options outstanding at end of year ...............        83,385        123,373        106,711
                                                        --------       --------       --------
Options exercisable at end of year ...............        44,385         35,098         22,961
                                                        --------       --------       --------
Options available for grant at end of
year .............................................       224,400        199,950        230,200
                                                        ========       ========       ========

    PER SHARE OPTION PRICES RANGED FROM $12.00 TO $18.75.

NON-QUALIFIED OPTIONS.

    On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. During 1997, 160,000 shares were exercised. Options for 40,000 shares were outstanding, but not exercisable, at December 31, 1997.

                          14. RETIREMENT BENEFIT PLANS

    The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 1997, 1996 and 1995 were approximately $399,000, $458,000 and $336,000, respectively.

    Two of the Company's foreign subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's foreign subsidiaries contribute between 5.8% and 9.6% of the participant's salary up to a specific limit. Contributions were approximately $453,000 in 1997, $508,000 in 1996, and $427,000 in 1995.

                             15. FOREIGN OPERATIONS

    Following is selected financial information on the Company's foreign operations (located in Europe) (in thousands):

                                     DECEMBER    DECEMBER     DECEMBER
                                     31, 1997    31, 1996     30, 1995
                                     -------      -------      -------
Net sales .......................... $46,241      $47,519      $43,183
Income from operations .............   7,053        7,406        5,978
Income before income taxes and
  allocated interest expense .......   6,385        6,363        5,086
Identifiable assets ................ $39,744      $43,480      $38,376

                        16. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases office space and transportation equipment under various operating leases which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 1997, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):

                                                       OPERATING  CAPITALIZED
                                                        LEASES      LEASES
                                                        ------      -------
1998 .............................................      $  661      $   944
1999 .............................................         471          944
2000 .............................................         400          964
2001 .............................................         379          965
2002 .............................................          92          965
Thereafter .......................................          74        5,936
                                                        ------      -------
Total minimum lease payments .....................      $2,077      $10,718
                                                        ======      =======
Less amount representing interest ................       3,916
                                                        ------
Present value of net minimum lease payments ......       6,802
Less current portion .............................         395
                                                        ======
Long-term portion ................................      $6,407
                                                        ======

    Rental expense for operating leases was approximately $1,176,000 for 1997, $1,217,000 for 1996 and $1,013,000 for 1995.

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

    The Company has been named in litigation involving Rhino International which includes aggregate claims totaling $8.2 million. The Company believes it has meritorious defenses against these matters and will vigorously defend the pending claims and prosecute appropriate counterclaims. While the ultimate outcome of this litigation cannot be determined at this time, the Company believes these matters will not have a material adverse effect on the Company's consolidated financial position.

    The Company has an executive loan program pursuant to which the Company may make loans to certain officers and employees of the Company as approved by the Compensation Committee of the Board of Directors to purchase stock of the Company. All loans are secured by the pledge of shares being purchased. The maximum aggregate amount which officers and employees may borrow is $400,000 and $200,000, respectively. Each loan bears interest at prime and is payable quarterly. As of December 31, 1997 and December 31, 1996, $46,000 was outstanding under the program and is included in stockholder equity.

    Certain equipment receivables have been sold under financing agreements with third-party lending institutions whereby the Company is potentially subject to recourse. At December 31, 1997, $1,973,000 is outstanding under these arrangements and management has determined no reserve is required.

                    17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1997 and 1996 is presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August. (In thousands, except per share data).

                                                      1997                                               1996
                                ----------------------------------------------------------------------------------------------------
                                 FIRST       SECOND        THIRD       FOURTH        FIRST       SECOND       THIRD         FOURTH
                                ----------------------------------------------------------------------------------------------------
Sales......................   $  51,643      $58,433      $52,220      $40,796      $45,046      $50,727      $46,835      $ 40,987
Gross profit ..............      12,736       16,569       15,624        8,223       10,217       14,439       14,166         6,313
Net income ................       3,278        5,190        4,910          222        2,326        4,234        4,185        (1,983)
Earnings per share
  Diluted..................   $     .34      $   .54      $   .51      $   .02      $   .24      $   .44      $   .44      $   (.21)
Average shares
  Diluted .................       9,647        9,654        9,687        9,709        9,638        9,662        9,627         9,590
Dividends per
share......................   $     .10      $   .10      $   .10      $   .10      $   .10      $ .10 $          .10      $    .10
Market Price of
common stock
  High.....................   $      18      $20-7/8      $23-3/4      $23-1/4      $18-1/2      $ 19-7/8     $18-1/4      $ 17-1/2
  Low .....................      15-3/8       13-1/2       18-11/16     19-5/8       15-7/8       17-3/8       13-3/4        14-3/8

    The 1996 fourth quarter data includes charges and expenses totaling $3.2 million, pre-tax or $0.21 per share after tax. These charges and expenses, primarily related to inventories and accounts receivable, were in the four companies acquired in 1995 and include litigation expenses of the Rhino International lawsuit described in Footnote 16.