Form 10-Q
period 1998-03-31
ALAMO GROUP INC
filed 1998-05-18
CIK 897077

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM  10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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
Yes  X      No
    ---        ---

At April 30, 1998, 9,684,874 shares of common stock, $.10 par value, of the Registrant were outstanding.








                  Alamo Group Inc. and Subsidiaries

                               INDEX

                                                                    PAGE

PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial
         Statements  (Unaudited)

	   Interim Condensed Consolidated Statements of Income  -
	   Three months ended March 31, 1998 and March 31, 1997 		           3

	   Interim Condensed Consolidated Balance Sheets -
	   March 31, 1998 and December 31, 1997		                            4

	   Interim Condensed Consolidated Statements of Cash Flows -
	   Three months ended March 31, 1998 and March 31, 1997 		           5

	   Notes to Interim Condensed Consolidated Financial
    Statements	                                                     6-9


Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings	                                          11
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                           12







                       Alamo Group Inc. and Subsidiaries
              Interim Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)
                                  (Unaudited)



                                                    Three Months Ended
                                              -------------------------------
                                              March 31,1998    March 31, 1997
                                              -------------    --------------

Net sales ........................               $48,727           $51,643
Cost of sales.....................                37,379            38,907
                                              -------------    --------------
  Gross profit....................                11,348            12,736
Selling, general and administrative
expense ..........................                 7,397             7,141
                                              -------------    --------------
  Income from operations  ........                 3,951             5,595
Interest expense .................                  (712)             (531)
Interest income ..................                   174               131
Other income expense (net) .......                  (229)                6
                                              -------------    --------------
  Income before income taxes .....                 3,184             5,201
Provision for income taxes .......                 1,258             1,923
                                              -------------    --------------
Net income  ......................                $1,926            $3,278
                                              =============    ==============
Net income per common share:
 Basic ...........................                 $0.20             $0.34
                                              =============    ==============
Diluted  .........................                 $0.20             $0.34
                                              =============    ==============
Average common shares:
 Basic ...........................                 9,685             9,590
                                              =============    ==============
 Diluted  ........................                 9,715             9,647
                                              =============    ==============


                            		See accompanying notes.





                       Alamo Group Inc. and Subsidiaries
                 Interim Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                 (Unaudited)



                                           March 31,          December 31,
                                             1998                1997
                                         --------------      --------------
ASSETS
 Current assets:
  Cash and cash equivalents........         $      596          $      789
  Accounts receivable .............             57,657              42,165
  Inventories .....................             75,956              65,752
  Deferred income taxes ...........              2,288               2,288
  Prepaid expenses and other ......              2,401               2,152
                                         --------------      --------------
    Total current assets ..........            138,898             113,146

  Property, plant and equipment ...             52,571              51,693
   Less: Accumulated depreciation..            (29,999)            (29,216)
                                         --------------      --------------
                                                22,572              22,477

  Goodwill ........................             12,353              12,632
  Other assets ....................              4,939               7,869
                                         --------------      --------------
    Total assets ..................         $  178,762          $  156,124
                                         ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Trade accounts payable ..........         $   17,322          $   12,787
  Income taxes payable ............              1,359                 266
  Accrued liabilities .............              7,561               6,096
  Current maturities of long-term
  debt ............................                445                 727
                                         --------------      --------------
    Total current liabilities .....             26,687              19,876

 Long-term debt, net of current
 maturities .......................             43,507              28,617
 Deferred income taxes ............              1,372               1,366


 Stockholders'equity:
   Common stock, $.10 par value,
   20,000,000 shares authorized;
   9,684,874 issued and outstanding
   at March 31, 1998 and
   December 31, 1997 ..............                968                 968
   Additional paid-in capital .....             50,395              50,395
   Retained earnings ..............             55,793              54,835
   Accumulated other comprehensive
   income .........................                 40                  67
                                         --------------      --------------
     Total stockholders' equity ...            107,196             106,265
                                         --------------      --------------
     Total liabilities and
     stockholders' equity..........         $  178,762          $  156,124
			                                      ==============      ==============


                              See accompanying notes.





                       Alamo Group Inc. and Subsidiaries
            Interim Condensed Consolidated Statements of Cash Flows
                               (in thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                 ----------------------------
                                                 March 31,          March 31,
                                                   1998               1997
                                                -----------        -----------
Operating Activities
  Net income ..........................         $    1,926         $    3,278
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
    Provision for doubtful accounts ...                 62                275
    Depreciation ......................                962                937
    Amortization ......................                314                323
    Provision for deferred income tax
    benefit ...........................                  6                 (9)
    Gain on sale of  equipment ........                 17                (96)
Changes in operating assets and liabilities:
    Accounts receivable ...............            (15,574)           (15,007)
    Inventories .......................            (10,205)              (606)
    Prepaid expenses and other ........              2,573             (1,769)
    Trade accounts payable and accrued
    liabilities..............                        6,030              6,969
    Income taxes payable ..............              1,066              1,633
                                                -----------        -----------
Net cash provided (used) by operating
activities                                         (12,823)            (4,072)


Investing Activities
    Purchase of property, plant and
    equipment .........................             (1,181)              (740)
    Proceeds from sale of property,
    plant and equipment ...............                119                122
                                                -----------        -----------
Net cash (used) by investing activities             (1,062)              (618)


Financing Activities
Net change in bank revolving credit
facility ..............................             15,000              3,700
Principal payments on long-term debt
and capital leases ....................               (382)              (200)
Dividends paid ........................                (968)              (959)
                                                -----------        -----------
Net cash provided  by financing activities          13,650              2,541

Effect of exchange rate changes on cash                 42               (118)
                                                -----------        -----------
Net change in cash and cash equivalents               (193)            (2,267)
Cash and cash equivalents at beginning
of the period .........................                789              2,228
                                                -----------        -----------
Cash and cash equivalents at end of
the period ............................         $      596         $      (39)
                                                ===========        ===========

Cash paid during the period  for:
  Interest ............................         $      540         $      582
  Income taxes ........................                (31)                51


                              See accompanying notes.


                       Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                                March 31, 1998


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted ac-counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by gen-erally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December, 1998. For further information, refer to the consolidated financial statements and foot-notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,807,000 and $1,840,000 at March 31, 1998 and December 31, 1997, res-
pectively.

3.  Inventories

Inventories valued at LIFO cost represented 83%and 81% of total inventory at March 31, 1998 and December 31, 1997, respectively. The excess of current costs over LIFO valued inventories were $3,208,000 and $3,310,000 at March 31, 1998 and December 31, 1997. Inventory obsolescence reserves were $3,886,000 at March 31, 1998 and $3,779,000 at December 31, 1997. Net inven-
tories consist of the following (in thousands):


                                              March 31,          December 31,
                                                1998                 1997
                                              ----------         ------------
Finished goods ....................           $  65,231          $    57,804
Work in process ...................               5,341                3,792
Raw materials .....................               5,384                4,156
                                              ----------         ------------
                                              $  75,956          $    65,752
                                              ==========         ============

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

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:


                                                  Three Months Ended
                                                ----------------------
                                                March 31,    March 31,
                                                  1998         1997
                                                ---------    ---------
Dividends declared ................             $   0.10     $   0.10
Dividends paid ....................             $   0.10     $   0.10




                       Alamo Group Inc. and Subsidiaries

    Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        March 31, 1998  -  (Continued)


5. Earnings Per Share

	 In 1997, the Financial Accounting Standards Board issued Statement No. 128,
Earnings Per Share.  Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any di-
lutive effects of options, warrants and convertible securities.  Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.  All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 re-
quirements.
	The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.
Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                         Three Months Ended
                                                       ----------------------
                                                       March 31,    March 31,
                                                         1998         1997
                                                       ---------    ---------

Net Income........................                     $  1,926     $  3,278

Average Common Shares:
	BASIC (weighted-average outstanding shares)	             9,685        9,590
	 Dilutive potential common shares from stock
 	options and warrants                                       30           57
                                                       ---------    ---------
	DILUTED (weighted-average outstanding shares) 	          9,715        9,647
                                                       =========    =========

Basic earnings per share	                              $   0.20     $   0.34
                                                       =========    =========
Diluted earnings per share	                            $   0.20     $   0.34
                                                       =========    =========


6.   New Accounting Standards and Disclosures

Disclosures About Segments of an Enterprise and Related Information.  In
June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement 131 specifies the computation, presentation and disclosure require-ments for business segment information, and requires that segments be iden-tified based on, among other factors, reporting used by the Company's manage-ment in evaluating key business decisions. Statement 131 supersedes State-ment 14, "Financial Reporting for Segments of a Business Enterprise." State-ment 131 is effective for the Company's financial statements for the year ended December 31, 1998. The adoption of Statement 131 will not have a material impact on the Company.



                       Alamo Group Inc. and Subsidiaries

    Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        March 31, 1998  -  (Continued)


"Derivative Financial Instruments Accounting Policy Disclosure Requirements and Market Risk Disclosure Rules." During 1997, the Securities and Exchange Commission issued expanded disclosure requirements of accounting policies for derivative financial instruments and the exposure to market risks. The new rules require enhanced descriptions of specific aspects of a registrant's accounting policies for derivatives as well as qualitative and quantitative disclosures about each type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997. The qualitative and quantitative market risk disclo-sures must be provided in all filings that include audited financial state-ments for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements to have no material impact on the Company's consolidated results of operations, financial position, or cash flows.

7.	Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, Reporting Compre-hensive Income. The adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency transla-tion adjustments, which prior to adoption were reported in Shareholders' Equity, to be included, along with Net Income, in Comprehensive Income. Prior years data have been conformed to the requirements of Statement 130.

  During the first quarter of 1998 and 1997, Comprehensive Income amounted to $1,899 and $1,880, respectively.

The components of Comprehensive Income, net of related tax are as follows:

                                                         Three Months Ended
                                                       ----------------------
                                                       March 31,    March 31,
                                                         1998         1997
                                                       ---------    ---------
Net Income ........................                    $  1,926     $  3,278
Unrealized gains on securities ....                           -          (47)
Foreign currency translation adjustments                    (27)      (1,351)
                                                       ---------    ---------
Comprehensive Income. .............                    $  1,899     $  1,880
                                                       =========    =========

The components of Accumulated Other Comprehensive Income are as follows:

                                                         Three Months Ended
                                                        ---------------------
                                                        March 31,   March 31,
                                                          1998        1997
                                                        ---------   ---------
Unrealized gains on securities ....                            -           -
Foreign currency translation adjustments                      40          67
                                                        ---------   ---------
Accumulated other comprehensive income                        40          67
                                                        =========   =========



                       Alamo Group Inc. and Subsidiaries

    Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        March 31, 1998  -  (Continued)


8.  Contingent Matters

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

The Company has been named in litigation involving Rhino International which includes aggregate claims totaling $8.2 million. The Company believes it has meritorious defenses against these matters and will vigorously defend the pending claims and prosecute appropriate counterclaims. While the ultimate outcome of this litigation cannot be determined at this time, the Company be-lieves this matter will not have a material adverse effect on the Company's consolidated financial position.


                       Alamo Group Inc. and Subsidiaries

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The following tables set forth, for the periods indicated, certain financial data:


                                                         Three Months Ended
                                                       ----------------------
            Sales Data In Thousands                    March 31,    March 31,
                                                         1998         1997
                                                       ---------    ---------
 American
   Agricultural ...................                    $ 25,949     $ 26,616
   Industrial .....................                      13,330       12,658
   European .......................                       9,448       12,369
                                                       ---------    ---------
     Total sales, net .............                    $ 48,727     $ 51,643


                                                         Three Months Ended
                                                       ----------------------
            Cost Trends and Profit Margins,            March 31,    March 31,
            as Percentages of Net Sales                  1998         1997
                                                       ---------    ---------
Gross margin ......................                       23.3%        24.7%
Income from operations ............                        8.1%        10.8%
Income before income taxes ........                        6.5%        10.1%
Net income ........................                        4.0%         6.3%

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Net sales for the first quarter decreased by $2,916,000, down 5.7% compared to the same quarter last year. First quarter sales and margins were nega-tively impacted by expected weakness in the European market, a decline in imported Chinese tractor sales and a continuing delay from U.S. outsource suppliers. The weakness in the European market was due to economic and market conditions in the U.K. and France. Expense increases were in line with Company growth.

Liquidity and Capital Resources

Cash used by operations was $12,823,000 for the three-month period ended March 31, 1998, with the net income cash flows for the period offset by a net increase in working capital accounts related primarily to seasonal effects, inventory build-ups from shipments deferred by supplier/outsourced delays and increased stocking or replacement parts in warehouses and increase in accounts receivable due to restructured pre-season program terms.

As of March 31, 1998, $38,996,000 was utilized under the Company's $45,000,000 bank revolving credit facility, of which $1,996,000 was for standby letters of credit and $37,000,000 was borrowed. The Company's borrowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

The bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash re-quirements in the near future.

------------------------------------------------------------------------------

This report may be deemed to contain forward-looking statements which involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted re-sults. Among those factors which could cause actual results to differ materially are the following: market demand, competition, weather, and other risk factors listed from time to time in the Company's SEC reports.

------------------------------------------------------------------------------


                       Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

	 The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions re-late to product liability which are generally covered by insurance. While amounts claimed may be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

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