Form 10-Q
period 1998-06-30
ALAMO GROUP INC
filed 1998-08-17
CIK 897077

____________________________________________________________________________

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM  10-Q

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

At July 31, 1998, 9,735,759 shares of common stock, $.10 par value, of the Registrant were outstanding.


----------------------------------------------------------------------------


                    Alamo Group Inc. and Subsidiaries

                                 INDEX


                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated
         Financial Statements  (Unaudited)

   Interim Condensed Consolidated Statements of Income  -
   Three months and Six months ended June 30, 1998 and
   June 30, 1997                                                        3

   Interim Condensed Consolidated Balance Sheets -
   June 30, 1998 and December 31, 1997                                  4

   Interim Condensed Consolidated Statements of Cash Flows -
   Six months ended June 30, 1998 and June 30, 1997                     5

   Notes to Interim Condensed Consolidated Financial Statements       6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-11


PART II.  OTHER INFORMATION

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  Submission of Matters to a Vote of Security Holders           12
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                             13





                      Alamo Group Inc. and Subsidiaries
             Interim Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)
                                (Unaudited)






                             Three Months Ended           Six Months Ended
                           ----------------------       --------------------
                           June 30,     June 30,        June 30,    June 30,
                             1998         1997            1998        1997
                           --------     ---------       --------    --------

Net sales ..........       $ 60,392      $ 58,433       $109,119    $110,076
Cost of sales.......         44,192        41,864         81,571      80,771
                            -------       -------        -------     -------
 Gross profit ......         16,200        16,569         27,548      29,305

Selling, general and
administrative expense..      8,424         7,925         15,821      15,066
                            -------       -------        -------     -------
 Income from operations.      7,776         8,644         11,727      14,239

Interest expense .......       (742)         (654)        (1,454)     (1,185)
Interest income ........        142            91            316         222
Other income (net)......         10           (61)          (219)        (55)
                            -------       -------        -------     -------
 Income before income
 taxes ...                    7,186         8,020         10,370      13,221
Provision for income taxes    2,714         2,830          3,972       4,753
                            -------       -------        -------     -------
Net income ......           $ 4,472       $ 5,190      $   6,398    $  8,468
                            =======       =======       ========     =======
Net income per common share:
 Basic............          $  0.46       $  0.54      $    0.66    $   0.88
 Diluted..........          $  0.46       $  0.54      $    0.66    $   0.88
Average common shares:
 Basic............            9,701         9,595          9,693       9,592
 Diluted..........            9,720         9,654          9,718       9,651


                           See accompanying notes.



                      Alamo Group Inc. and Subsidiaries
                 Interim Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                (Unaudited)




                                       June 30,               December 31,
                                         1998                    1997
                                     -----------            ---------------
ASSETS
 Current assets:
  Cash and cash equivalents ....    $       293              $         789
  Accounts receivable ..........         59,608                     42,165
  Inventories ..................         71,329                     65,752
  Deferred income taxes ........          2,288                      2,288
  Prepaid expenses .............          1,352                      2,152
                                    -----------              -------------
   Total current assets ........        134,870                    113,146

Property, plant and equipment ..         54,005                     51,693
 Less:  Accumulated depreciation        (31,066)                   (29,216)
                                    -----------              -------------
                                         22,939                     22,477

Goodwill .......................         12,107                     12,632
Other assets ...................          4,880                      7,869
                                    -----------              -------------
   Total assets ................    $   174,796              $     156,124
                                    ===========              =============


LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Trade accounts payable .......    $    13,961              $      12,787
  Income taxes payable .........          3,981                        266
  Accrued liabilities ..........          8,152                      6,096
  Current maturities of
  long-term debt ...............            449                        727
                                    -----------              -------------
   Total current liabilities ...         26,543                     19,876

Long-term debt, net of current
maturities .....................         36,023                     28,617
Deferred income taxes ..........          1,378                      1,366


Stockholders' equity:
Common stock, $.10 par value,
20,000,000 shares authorized;
9,735,759 and 9,684,874 issued
and outstanding at June 30,1998
and December 31, 1997, res-
pectively .....................             974                        968
Additional paid-in capital ....          50,506                     50,395
Retained earnings .............          59,199                     54,835
Accumulated other comprehensive
income ........................             173                         67
                                    -----------              -------------
 Total stockholders' equity ...         110,852                    106,265
                                    -----------              -------------
 Total liabilities and stock-
 holders' equity ..............     $   174,796              $     156,124
                                    ===========              =============

                          See accompanying notes.


                      Alamo Group Inc. and Subsidiaries
            Interim Condensed Consolidated Statements of Cash Flows
                              (in thousands)
                                (Unaudited)

                                                   Six Months Ended
                                               -------------------------
                                               June 30,        June 30,
                                                 1998            1997
                                               ---------       ---------
Operating Activities
Net income ......................              $   6,398       $   8,468
Adjustment to reconcile
net income to net cash provided
(used) by operating activities:
 Provision for doubtful accounts.                    445             391
 Depreciation ...................                  1,917           1,857
 Amortization ...................                    689             704
 Provision for deferred income
 tax benefit ....................                     11              11
 Gain on sale of equipment ......                     (4)           (151)
Changes in operating assets and liabilities:
 Accounts receivable ............                (17,808)        (15,607)
 Inventories ....................                 (5,523)           (259)
 Prepaid expenses and other assets                 3,609          (1,435)
 Trade accounts payable and
 accrued liabilities ............                  3,204           8,473
 Income taxes payable ...........                  3,686           1,752
                                               ---------       ---------
Net cash provided (used) by oper-
ating activities                                  (3,376)          4,204


Investing Activities
Purchase of property, plant and
 equipment ......................                 (2,482)         (2,496)
Proceeds from sale of property,
 plant and equipment ............                    160             184
                                               ---------       ---------
 Net cash (used) by investing activities          (2,322)         (2,312)


Financing Activities
Net change in bank revolving
 credit facility ................                  7,600           2,000
Principal payments on long-term
 debt and capital leases ........                   (494)           (284)
Dividends paid ..................                 (2,034)         (1,918)
Proceeds from sale of common stock                   116             201
                                               ---------       ---------
Net cash provided (used) by
financing activities ............                  5,188              (1)

Effect of exchange rate changes
 on cash ........................                     14            (153)
                                               ---------       ----------
Net change in cash and cash
 equivalents ....................                   (996)          1,738
Cash and cash equivalents at
 beginning of the period ........                    789           2,228
                                               ---------       ---------
Cash and cash equivalents at end
 of the period ..................              $     293       $   3,966
                                               =========       =========

Cash paid during the period for:
 Interest .......................              $     942       $     752
 Income taxes ...................              $     266       $   2,706

                          See accompanying notes.


                       Alamo Group Inc. and Subsidiaries

              Notes to Interim Condensed Consolidated Financial
                            Statements - (Unaudited)

                                 June 30, 1998


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operting results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $2,140,000 and $1,840,000 at June 30, 1998 and December 31, 1997,
respectively.

3.  Inventories

Inventories valued at LIFO cost represented 84% and 81% of total inventory at each of June 30, 1998 and December 31, 1997, respectively. The excess of current costs over LIFO valued inventories were $3,208,000 and $3,310,000 at June 30, 1998 and December 31, 1997, respectively. Inventory obsoles-cence reserves were $3,837,000 at June 30, 1998 and $3,779,000 at December 31, 1997. Net inventories consist of the following (in thousands):

                                  June 30,                 December 31,
                                    1998                      1997
                                -----------                -----------
Finished goods ..........       $    59,874                $    57,804
Work in process .........             4,760                      3,792
Raw materials ...........             6,695                      4,156
                                -----------                -----------
                                $    71,329                $    65,752
                                ===========                ===========

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's es-timates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.


                       Alamo Group Inc. and Subsidiaries

            Notes to Interim Condensed Consolidated Financial
                          Statements - (Unaudited)

                         June 30, 1998 - (Continued)


4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:



                           Three Months Ended            Six Months Ended
                          June 30,      June 30,      June 30,      June 30,
                            1998          1997          1998          1997
                          --------      --------      --------      --------
Dividends declared ....   $   0.11      $   0.10      $   0.21      $   0.20
Dividends paid ........   $   0.11      $   0.10      $   0.21      $   0.20


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

                             Three Months Ended           Six Months Ended
                            June 30,      June 30,      June 30,    June 30,
                              1998          1997          1998        1997
                            --------      --------      --------    --------
Net Income ......	          $  4,472      $  5,190      $  6,398    $  8,468
Average Common Shares:
	BASIC (weighted-average
 outstanding shares)	          9,701         9,595         9,693       9,592

 Dilutive potential common
 shares from stock options
 and warrants	                    19            59            25          59
                            --------      --------      --------    --------
	DILUTED (weighted-average
 outstanding shares) 	         9,720         9,654         9,718       9,651
                            ========      ========      ========    ========
Basic earnings per share	   $   0.46      $   0.54      $   0.66    $   0.88
                            ========      ========      ========    ========
Diluted earnings per share	 $   0.46      $   0.54      $   0.66    $   0.88


                      Alamo Group Inc. and Subsidiaries
           Notes to Interim Condensed Consolidated Financial
                          Statements - (Unaudited)

                         June 30, 1998 - (Continued)


6.   New Accounting Standards and Disclosures

Disclosures About Segments of an Enterprise and Related Information.  In
June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement 131 specifies the computation, presentation and disclosure require-ments for business segment information, and requires that segments be identi-fied based on, among other factors, reporting used by the Company's manage ment in evaluating key business decisions. Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 is effective for the Company's financial statements for the yearended December 31, 1998. The adoption of Statement 131 will not have a material impact on the Company.

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

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

During the second quarter of 1998 and 1997, Comprehensive Income amounted to $4,605,000 and $5,146,000 and for this six months ended June 30, 1998 and 1997, it was $6,504,000 and $ 7,026,000, respectively.


                      Alamo Group Inc. and Subsidiaries

          Notes to Interim Condensed Consolidated Financial
                          Statements - (Unaudited)

                         June 30, 1998 - (Continued)

The components of Comprehensive Income, net of related tax are as follows:

                             Three Months Ended            Six Months Ended
                            June 30,     June 30,        June 30,    June 30,
                              1998         1997            1998        1997
                            --------     --------        --------    --------
Net Income........          $  4,472     $  5,190        $  6,398    $ 8,468
Unrealized gains on
securities .......                -             6              -         (41)
Foreign currency
translation adjustments          133          (50)            106     (1,401)
                            --------     --------        --------    -------
Comprehensive Income....    $  4,605     $  5,146        $  6,504    $ 7,026


The components of Accumulated Other Comprehensive Income are as follows:

                                      Three Months Ended
                                  June 30,            December 31,
                                    1998                  1997
                                 ---------            -----------
Unrealized gains on
securities ........             $      -              $       -

Foreign currency
translation adjustments                173                     67
                                ----------            -----------
Accumulated other
comprehensive income.           $      173            $        67
                                ==========            ===========

8.  Contingent Matters

The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability which are generally covered by insurance.
While amounts claimed may be substantial and the ultimate liability with res-pect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

The former owner of Rhino International (a subsidiary of the Company) has commenced a lawsuit against the Company alleging fraud, breach of contract, and other claims and seeking actual and punitive damages in an unspecified amount. The Company has filed counterclaims against the Plaintiff. The Company believes it has meritorious defenses against this lawsuit and will vigorously defend against the pending claims and prosecute appropriate counterclaims. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

In addition to the lawsuit described above, the Company is involved in a lawsuit between Rhino International and certain of its dealers and former dealers. This lawsuit involved claims against Rhino International totaling $3.8 million. In April, a judgement was entered requiring the Company to pay $110,000, net of its recovery. The judgment is being appealed. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

                       Alamo Group Inc. and Subsidiaries

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following tables set forth, for the periods indicated, certain financial data:


                               Three Months Ended          Six Months Ended
Sales Data In Thousands       June 30,     June 30,      June 30,    June 30,
                                1998         1997          1998        1997
                              --------     --------      --------    --------
American
 Agricultural ........        $ 29,495     $ 27,612      $ 55,444    $ 54,228
 Industrial ..........          18,866       16,726        32,196      29,384
 European ............          12,031       14,095        21,479      26,464
                              --------     --------      --------    --------
  Total sales, net ...        $ 60,392     $ 58,433     $ 109,119   $ 110,076
                              ========     ========     =========   =========



                               Three Months Ended          Six Months Ended
Cost Trends and               June30,      June30,       June30,     June30,
Profit Margin, as               1998         1997          1998        1997
Percentages of Net Sales      -------      -------       -------     -------

Gross margin ...........        26.8%       28.4 %         25.2%      26.6 %
Income from operations .        12.9%       14.8 %         10.7%      12.9 %
Income before income taxes      11.9%       13.7 %          9.5%      12.0 %
Net income ...............      7.4 %        8.9 %          5.9%       7.7 %


Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales increased $1,959,000, up 3.4% over 1997's second quarter. The Company's net income for the second quarter of 1998 was $4,472,000 compared to $5,190,000 for the same period in 1997, a decrease of $718,000 or 13.8%. Profitability declines for the second quarter (and year-to-date) were sub-stantially attributable to the Company's European operations and Chinese tractor import operations. European sales were down 15%. Profit from European operations declined primarily due to a general deterioration in farm income in the United Kingdom and the impact on sales and margins of currency movements, particularly the strength of the British Pound against the French Franc. This currency movement negatively impacted sales of the Company's U.K. manufactured products. Although the currency issues continue, European sales showed some firming the quarter. The Company's Chinese tractor import operation, included in agricultural, although relatively small, has seen a decline in sales and profitability erlated to market fators. American sales in both industrial (up 13%) and agricultural (up 7%) increased in the quarter as a result of continued strength in order input in core U.S. areas.
However, the current drought in the Southern U.S. may negatively impact the Company's future results of operations. The Company's selling, general and administrative expenses increased $499,000 (6.3%) from $7,925,000 in the second quarter of 1997 to $8,424,000 in the comparable period in 1998. This increase in expenses was primarily attributable to the Company's sales growth.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales decreased by $957,000, or 1% for the six months ended June 30, 1998 compared to the same period in 1997. The Company's net income for the first six months of 1998 was $6,398,000 compared to $8,468,000 in the comparable period in 1997, a decrease of $2,070,000 or 24.4%. In addition to negative impacts on sales and profitability in both the first and second quarters from the European and Chinese tractor import operations, the first quarter had shipment and profit pressures in U.S. operations from production shortfalls arising largely from outsource/supply issues.


                      Alamo Group Inc. and Subsidiaries

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Cash used by operations was $3,876,000 for the six-month period ended
June 30, 1998, with the net income cash flows for the period offset by a net increase in working capital accounts related primarily to sales growth and seasonal effects, as well as increased stocking of replacement parts in warehouses.

As of June 30, 1998, $31,450,000 was utilized under the Company's $45,000,000 bank revolving credit facility, of which $1,850,000 was for standby letters of credit and $29,600,000 was borrowed. The Company's bor-rowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

The bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements in the near future.






























_____________________________________________________________________________

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


                      Alamo Group Inc. and Subsidiaries


                   PART II.              OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on
        April 28, 1998, with the following results of elections and approvals.

                                                Votes Cast
                                  ______________________________________
                                           Against/            Abstentions/
                               For         Withheld             Non-Votes
                              ------      ----------         --------------
a. The following Directors
   were electedto serve
   until the next Annual
   Meeting of Stockholders.

   Donald J. Douglass        8,243,565       57,251                N/A
   Oran F. Logan             8,242,565       58,251                N/A
   Joseph C. Graf            8,243,565       57,251                N/A
   O.S. Simpson, Jr.         8,243,565       57,251                N/A
   William R. Thomas         8,241,265       59,551                N/A
   David Morris              8,243,565       57,251                N/A
   James B. Skaggs           8,243,565       57,251                N/A

b. Ernst & Young was approved
   as the Company's auditors
   for the 1998 fiscal year.
                             8,280,768          200             19,848


Item 6.          Exhibits and Reports on Form 8-K

(a)   Exhibits
The following exhibits are included herein:
(10.16) Severance Pay Agreement For Twelve Months Between The Company and Certain Officers of the Company
(10.17) Severance Pay Agreement For Eighteen Months Between The Company and Certain Officers of the Company
(27.1)   Financial Data Schedule

(b)   Reports on Form 8-K
None




                     Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Alamo Group Inc.
                                               (Registrant)






                                    /s/____________________________
                                              Jim A. Smith
                                     Executive Vice President and CFO
                                (Principal Accounting and Financial Officer)










Exhibit  10.16

SEVERANCE PAY AGREEMENT


	THIS SEVERANCE PAY AGREEMENT ("Agreement") is executed and effective as of the 28th day of April, 1998, by and between Alamo Group Inc., a Delaware
corporation (together with its subsidiaries, the "Company"), and       the
"Employee").

WITNESSETH:
	WHEREAS, the Employee is a key employee of the Company and has made and is expected to continue to make contributions to the profitability and growth of the Company; and

	WHEREAS, the Company desires to induce its key employees to remain in the employment of the Company and to assure itself of both present and future continuity of management in the event of any actual or threatened Change of Control of the Company; and

	WHEREAS, the Employee desires to remain in the employment of the Company;

	NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                                  AGREEMENT
   	Section 1. Operation of Agreement. This Agreement shall be effective immediately upon its execution, but its provisions shall not be operative unless and until a Change of Control as defined in Section 2 hereof has occurred.

  	Section 2. Change of Control. For purposes of this Agreement, "Change of Control" means the first to occur of any of the following:

	(a)	The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as
amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of either (i) the then-outstanding shares of common stock of the Company
(the "Outstanding Company Common Stock") or (ii) the combined voting power of the then-outstanding voting securities of the Company entit
14
	(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but exc

	(c)	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company
(a "Business Combination"), in each case, unless, following such Business
Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company
Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly

	(d)	Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

  	Section 3. Severance Pay Upon Termination by Company Without Cause or by Employee for Cause. If, during the one-year period immediately following a Change of Control, the Employee's employment with the Company is terminated either:

(a)	by the Company for no reason or for any reason other than as the result of the Employee's willful misconduct or gross negligence in the performance of his duties, or for any act of dishonesty of the Employee, including, but not limited to, theft of or other unauthorized personal use of Company funds or other property or the acceptance of unauthorized gratuities or other remuneration from Company suppliers or potential suppliers; or

(b)	by the Employee as the result of, and within thirty days following, a reduction by the Company of his base salary from the Company as in effect immediately prior to the Change of Control, or because of a move of his job location by more than 50 miles;

then, subject to the limitation contained in the next sentences, the Company shall pay to the Employee equal monthly installments payable on the last business day of each month (commencing with the month in which termination occurs) with each installment equal to his base monthly salary for a number of months equal to the number by which 18 exceeds the number of whole months that such employee was retained and paid by the Company following the Change of Control; provided, however, that in no event will the Employee be entitled to receive less than three monthly payments. For purposes of this
Section 3, an Employee's base salary shall be the amount payable to the Employee during the month immediately preceding the Change of Control. Monthly base salary shall exclude earned commissions, any overtime pay or bonuses. If applicable to the determination of the amount payable hereunder, an Employee's period of service with the Company shall be deemed to include all service, whether or not continuous, with any subsidiary corporation of which it directly or indirectly owns the majority interest.

  	Section 4. No Severance Pay Upon Other Termination. Upon any termination of the Employee's employment with the Company other than a termination specified in Section 3 hereof, the sole obligation of the Company to the Employee shall be to pay to him the amount of compensation he has accrued through the effective date of the termination.

  	Section 5.  Entire Obligation.  Payment to the Employee pursuant to
Section 3 or 4 of this Agreement shall constitute the entire obligation of the Company to the Employee and full settlement of any claim under law or equity that the Employee might otherwise assert against the Company or any of its employees, officers or directors on account of the Employee's termination.

  	Section 6. Noncompetition Agreement. Notwithstanding the facts and circumstances which entitle the Employee to severance pay under Section 3 of this Agreement, the Employee shall remain subject to and bound by any noncompetition agreement he may have entered into with the Company that is in effect as of the date of his termination of employment.

  	Section 7. No Obligation to Continue Employment. This Agreement is not an employment contract and does not create any obligation on the part of the Company to continue to employ the Employee following a Change of Control or in the absence of a Change of Control.

  	Section 8. Term of Agreement. This Agreement shall terminate and no longer be effective on the earlier of (i) December 31, 1998 or such later date as may be established by the Company or (ii) the date upon which the Employee ceases to be an employee of the Company for any reason; provided, however, if a Change of Control occurs prior to the date of termination of this Agreement, this Agreement shall continue to be effective until the date one year following the Change of Control.

	Section 9. Assignment; Successors in Interest. This Agreement, being personal to the Employee, may not be assigned by him. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the successors and assigns (whether direct or indirect, by purchase, merger, or otherwise) to all or substantially all of the business or assets of the Company, and the heirs, executors and personal representatives of the Employee.

  	Section 10. Waiver. Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

  	Section 11. Amendment. This Agreement may only be amended by a written instrument executed by both parties hereto.

  	Section 12. Attorney's Fees. If the Employee is determined by a court of competent jurisdiction to be entitled to severance pay under Section 3 hereof, he shall be entitled to reasonable attorney's fees and court costs associated with any legal action brought by him to enforce his rights under this Agreement.

  	Section 13. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Texas.

	IN WITNESS WHEREOF, this Agreement has been executed by the undersigned as of the date first above written.


ALAMO GROUP INC.
By_______________________________
________________________________
          [Name]

Exhibit  10.17

SEVERANCE PAY AGREEMENT
	THIS SEVERANCE PAY AGREEMENT ("Agreement") is executed and effective as of the 28th day of April, 1998, by and between Alamo Group Inc., a Delaware corporation (together with its subsidiaries, the "Company"), and (the "Employee").

WITNESSETH:
	WHEREAS, the Employee is a key employee of the Company and has made and is expected to continue to make contributions to the profitability and growth of the Company; and

	WHEREAS, the Company desires to induce its key employees to remain in the employment of the Company and to assure itself of both present and future continuity of management in the event of any actual or threatened Change of Control of the Company; and

	WHEREAS, the Employee desires to remain in the employment of the Company;

	NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

AGREEMENT
  	Section 1. Operation of Agreement. This Agreement shall be effective immediately upon its execution, but its provisions shall not be operative unless and until a Change of Control as defined in Section 2 hereof has occurred.

  	Section 2. Change of Control. For purposes of this Agreement, "Change of Control" means the first to occur of any of the following:

	(a)	The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as
amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of either (i) the then-outstanding shares of common stock of the Company
(the "Outstanding Company Common Stock") or (ii) the combined voting power of the then-outstanding voting securities of the Company entit

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but exc

	(c)	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company
(a "Business Combination"), in each case, unless, following such Business
Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company
Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly ectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the
Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as th ly prior to such Business Combination of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be, (ii)
no Person (excluding any corporation resulting from such Business
Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 30% or more of, respectively, the then-outstanding shares of common stock of the corporation resulting from such Busines
mbined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the
Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business
Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such
Business Combination; or

	(d)	Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

  	Section 3. Severance Pay Upon Termination by Company Without Cause or by Employee for Cause. If, during the eighteen-month period immediately following a Change of Control, the Employee's employment with the Company is terminated either:

(a)	by the Company for no reason or for any reason other than as the result of the Employee's willful misconduct or gross negligence in the performance of his duties, or for any act of dishonesty of the Employee, including, but not limited to, theft of or other unauthorized personal use of Company funds or other property or the acceptance of unauthorized gratuities or other remuneration from Company suppliers or potential suppliers; or

(b)	by the Employee as the result of, and within thirty days following, a reduction by the Company of his base salary from the Company as in effect immediately prior to the Change of Control, or because of a move of his job location by more than 50 miles;

then, subject to the limitation contained in the next sentences, the Company shall pay to the Employee equal monthly installments payable on the last business day of each month (commencing with the month in which termination occurs) with each installment equal to his base monthly salary for a number of months equal to the number by which 18 exceeds the number of whole months that such employee was retained and paid by the Company following the Change of Control; provided, however, that in no event will the

  	Section 4. No Severance Pay Upon Other Termination. Upon any termination of the Employee's employment with the Company other than a termination specified in Section 3 hereof, the sole obligation of the Company to the Employee shall be to pay to him the amount of compensation he has accrued through the effective date of the termination.

  	Section 5.  Entire Obligation.  Payment to the Employee pursuant to
Section 3 or 4 of this Agreement shall constitute the entire obligation of the Company to the Employee and full settlement of any claim under law or equity that the Employee might otherwise assert against the Company or any of its employees, officers or directors on account of the Employee's termination.

  	Section 6. Noncompetition Agreement. Notwithstanding the facts and circumstances which entitle the Employee to severance pay under Section 3 of this Agreement, the Employee shall remain subject to and bound by any noncompetition agreement he may have entered into with the Company that is in effect as of the date of his termination of employment.

  	Section 7. No Obligation to Continue Employment. This Agreement is not an employment contract and does not create any obligation on the part of the Company to continue to employ the Employee following a Change of Control or in the absence of a Change of Control.

  	Section 8. Term of Agreement. This Agreement shall terminate and no longer be effective on the earlier of (i) December 31, 1998 or such later date as may be established by the Company or (ii) the date upon which the Employee ceases to be an employee of the Company for any reason; provided, however, if a Change of Control occurs prior to the date of termination of this Agreement, this Agreement shall continue to be effective until the date eighteen months following the Change of Control.

  	Section 9. Assignment; Successors in Interest. This Agreement, being personal to the Employee, may not be assigned by him. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the successors and assigns (whether direct or indirect, by purchase, merger, or otherwise) to all or substantially all of the business or assets of the Company, and the heirs, executors and personal representatives of the Employee.

  	Section 10. Waiver. Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

  	Section 11. Amendment. This Agreement may only be amended by a written instrument executed by both parties hereto.

  	Section 12.	Attorney's Fees.  If the Employee is determined by a court
of competent jurisdiction to be entitled to severance pay under Section 3 hereof, he shall be entitled to reasonable attorney's fees and court costs associated with any legal action brought by him to enforce his rights under this Agreement.

  	Section 13. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Texas.

	IN WITNESS WHEREOF, this Agreement has been executed by the undersigned as of the date first above written.


ALAMO GROUP INC.
By_______________________________
_________________________________
          [Name]