Form 10-Q
period 1998-09-30
ALAMO GROUP INC
filed 1998-11-12
CIK 897077

===============================================================================





                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

At October 30, 1998, 9,735,759 shares of common stock, $.10 par value, of the Registrant were outstanding.





==============================================================================

                       Alamo Group Inc. and Subsidiaries

                                     INDEX


                                                                          PAGE

PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

     Interim Condensed Consolidated Statements of Income --
     Three months and Nine months ended September 30, 1998 and
     September 30, 1997......................................................2

     Interim Condensed Consolidated Balance Sheets -
     September 30, 1998 and December 31, 1997................................3

     Interim Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1998 and September 30, 1997.............4

     Notes to Interim Condensed Consolidated Financial Statements..........5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................9-11


PART II.  OTHER INFORMATION


Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K...................................12


SIGNATURES..................................................................13

                       Alamo Group Inc. and Subsidiaries
              Interim Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)
                                  (Unaudited)




                                                            Three Months Ended                    Nine Months Ended
                                                    -----------------------------------   ----------------------------------
                                                     September 30,      September 30,     September 30,      September 30,
                                                         1998               1997               1998               1997
                                                    ----------------   ----------------   ---------------    ---------------


Net sales......................................           $ 51,024           $ 52,220          $ 160,143           $162,296
Cost of sales..................................             37,393             36,596            118,964            117,367
                                                    ----------------   ----------------   ---------------    ---------------

    Gross profit...............................             13,631             15,624             41,179             44,929
Selling, general and administrative expense....             10,266              7,900             26,087             22,966
                                                    ----------------   ----------------   ---------------    ---------------

    Income from operations.....................              3,365              7,724             15,092             21,963
Interest expense...............................               (636)              (571)            (2,090)            (1,756)
Interest income................................                180                152                496                374
Other income (net).............................                 80                331               (139)               276
                                                    ----------------   ----------------   ---------------    ---------------

    Income before income taxes.................              2,989              7,636             13,359             20,857
Provision for income taxes.....................                928              2,726              4,900              7,479
                                                    ----------------   ----------------   ---------------    ---------------

    Net income.................................            $ 2,061           $  4,910          $   8,459          $  13,378
                                                    ================   ================   ===============    ===============
Net income per common share:
Basic..........................................            $   0.21          $    0.52        $     0.87       $      1.39

                                                    ================   ================   ===============    ===============
Diluted........................................            $   0.21          $    0.51        $     0.87       $      1.38
                                                    ================   ================   ===============    ===============

Average common shares:
Basic..........................................              9,736              9,590              9,707             9,591
                                                    ================   ================   ===============    ===============

Diluted........................................              9,747              9,687              9,727             9,663
                                                    ================   ================   ===============    ===============





                            See accompanying notes.

                       Alamo Group Inc. and Subsidiaries
                 Interim Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)


                                                                            September 30,       December 31,
                                                                                1998                1997
                                                                           ----------------    ----------------


ASSETS
   Current assets:
     Cash and cash equivalents......................................          $        769         $       789
     Accounts receivable............................................                52,143              42,165
     Inventories....................................................                72,046              65,752
     Deferred income taxes..........................................                 3,035               2,288
     Prepaid expenses...............................................                 1,517               2,152
                                                                           ----------------    ----------------
       Total current assets.........................................               129,510             113,146

   Property, plant and equipment....................................                55,044              51,693
     Less:  Accumulated depreciation................................               (32,206)           (29,216)
                                                                           ----------------    ----------------
                                                                                    22,838              22,477

   Goodwill.........................................................                12,090              12,632
   Other assets.....................................................                 4,623               7,869
                                                                           ----------------    ----------------

       Total assets.................................................             $ 169,061           $ 156,124
                                                                           ================    ================

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
     Trade accounts payable.........................................             $  14,556          $   12,787
     Income taxes payable...........................................                   932                 266
     Accrued liabilities............................................                 7,860               6,096
     Current maturities of long-term debt...........................                   598                 727
                                                                           ----------------    ----------------
       Total current liabilities....................................                23,946              19,876

   Long-term debt, net of current maturities........................                30,654              28,617
   Deferred income taxes............................................                 1,617               1,366


   Stockholders' equity:
   Common stock, $.10 par value, 20,000,000 shares authorized;
     9,735,759 and 9,684,874 issued and outstanding at September
     30, 1998 and December 31, 1997, respectively...................                   974                 968
   Additional paid-in capital.......................................                50,502              50,395
   Retained earnings................................................                60,189              54,835
   Accumulated other comprehensive income...........................                 1,179                  67
                                                                           ----------------    ----------------
       Total stockholders' equity...................................               112,844             106,265
                                                                           ----------------    ----------------

       Total liabilities and stockholders' equity...................             $ 169,061           $ 156,124
                                                                           ================    ================


                            See accompanying notes.

                       Alamo Group Inc. and Subsidiaries
            Interim Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                                        Nine Months Ended
                                                                 ---------------------------------
                                                                 September 30,      September 30,
                                                                     1998               1997
                                                                 --------------     --------------

Operating Activities
Net income................................................            $  8,459         $  13,378
Adjustment to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for doubtful accounts......................                 593               542
     Depreciation.........................................               2,897             2,763
     Amortization.........................................               1,041             1,049
     Provision for deferred income tax benefit............                (492)                -
     Realized gain on marketable securities...............                   -               (70)
     Gain on sale of equipment............................                 (20)             (125)
Changes in operating assets and liabilities:
     Accounts receivable..................................             (10,109)           (4,213)
     Inventories..........................................              (5,810)           (2,530)
     Prepaid expenses and other assets....................               3,648            (1,489)
     Trade accounts payable and accrued liabilities.......               3,210             2,145
     Income taxes payable.................................                 613             1,536
                                                                 --------------     --------------
Net cash provided (used) by operating activities                         4,030            12,986

Investing Activities
Purchase of property, plant and equipment.................              (3,069)           (3,333)
Proceeds from sale of property, plant and equipment.......                 178               189
Proceeds from sale of marketable securities                                  -               150
                                                                 --------------     --------------
Net cash (used) by investing activities                                 (2,891)           (2,994)

Financing Activities
Net change in bank revolving credit facility..............               2,300            (7,500)
Principal payments on long-term debt and capital leases...                (609)             (462)
Dividends paid............................................              (3,105)           (2,878)
Proceeds from sale of common stock........................                 113               201
Cost of common stock repurchased..........................                   -              (489)
                                                                 --------------     --------------
Net cash provided (used) by financing activities                        (1,301)          (11,128)

Effect of exchange rate changes on cash...................                 142              (194)
                                                                 --------------     --------------
Net change in cash and cash equivalents...................                 (20)           (1,330)
Cash and cash equivalents at beginning of the period......                 789             2,228
                                                                 --------------     --------------
Cash and cash equivalents at end of the period............           $     769         $     898
                                                                 =============      ==============

Cash paid during the period for:
Interest..................................................            $  1,968          $  1,682
Income taxes..............................................            $  5,031          $  5,494


                            See accompanying notes.

                       Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                              September 30, 1998


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

2.  Accounts Receivable

Accounts   Receivable  is  shown  less  allowance  for  doubtful  accounts  of
$2,107,000  and  $1,840,000  at  September  30, 1998 and  December  31,  1997,
respectively.

3.  Inventories

Inventories valued at LIFO cost represented 83% and 81% of total inventory at each of September 30, 1998 and December 31, 1997, respectively. The excess of current costs over LIFO valued inventories were $3,208,000 and $3,310,000 at September 30, 1998 and December 31, 1997, respectively. Inventory obsolescence reserves were $4,056,000 at September 30, 1998 and $3,779,000 at December 31, 1997. Net inventories consist of the following (in thousands):

                                                September 30,     December 31,
                                                    1998              1997
                                            ----------------  ----------------

Finished goods..........................            $ 60,993          $ 57,804
Work in process.........................               5,907             3,792
Raw materials...........................               5,146             4,156
                                            ================  ================
                                                    $ 72,046          $ 65,752
                                            ================  ================

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

                       Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                       September 30, 1998 - (Continued)



4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:


                                                     Three Months Ended                   Nine Months Ended
                                              ---------------------------------   ----------------------------------
                                               September 30,     September 30,     September 30,     September 30,
                                                   1998              1997              1998              1997
                                              ----------------  ----------------  ----------------  ----------------


Dividends declared........................             $ 0.11            $ 0.10            $ 0.32            $ 0.30
Dividends paid............................             $ 0.11            $ 0.10            $ 0.32            $ 0.30


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


                                                      Three Months Ended                    Nine Months Ended
                                               ---------------------------------    ----------------------------------
                                               September 30,     September 30,      September 30,      September 30,
                                                    1998              1997               1998              1997
                                               ---------------   ---------------    ---------------   ----------------


Net Income..................................   $        2,061    $         4,910    $        8,459     $       13,378
                                               ===============   ================   ===============    ===============

Average Common Shares:......................
   BASIC (weighted-average outstanding
   shares)..................................            9,736              9,590             9,707              9,591

     Dilutive potential common shares from .
stock options and warrants..................               11                 97                20                 72
                                               ---------------   ----------------   ---------------    ---------------
   DILUTED (weighted-average
   outstanding shares)                                  9,747              9,687             9,727              9,663
                                               ===============   ================   ===============    ===============

Basic earnings per share....................   $        0.21     $         0.52     $        0.87      $        1.39
                                               ===============   ================   ===============    ===============

Diluted earnings per share..................   $        0.21     $         0.51     $        0.87      $        1.38
                                               ===============   ================   ===============    ===============


                       Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                       September 30, 1998 - (Continued)


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

7.  Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. The adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in Shareholders' Equity, to be included, along with Net Income, in Comprehensive Income. Prior years data have been conformed to the requirements of Statement 130.

During the third quarter of 1998 and 1997, the Company's Comprehensive Income was $3,067,000 and $4,218,000, respectively, and for the nine months ended September 30, 1998 and 1997, it was $9,571,000 and $11,244,000, respectively.

                       Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                       September 30, 1998 - (Continued)


The components of Comprehensive Income, net of related tax, are as follows (in thousands):

                                                          Three Months Ended                 Nine Months Ended
                                                   ---------------------------------  ---------------------------------
                                                   September 30,     September 30,    September 30,     September 30,
                                                        1998              1997             1998              1997
                                                   ---------------   ---------------  ---------------   ---------------


Net Income.......................................       $   2,061    $                     $   8,459    $
                                                                              4,910                            13,378
Unrealized gains on securities...................               -               (49)               -              (90)
Foreign currency translation adjustments.........           1,006              (643)           1,112           (2,044)
                                                   ---------------   ---------------  ---------------   ---------------

Comprehensive Income.............................       $   3,067         $   4,218        $   9,571          $ 11,244
                                                   ===============   ===============  ===============   ===============


The components of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                   September 30,   December 31,
                                                         1998           1997
                                                   -------------   -----------
Unrealized gains or securities................       $     -          $     -
Foreign currency translaction adjustments.....         1,179               67
                                                   =============   ===========

Accumulated other comprehensive income........        $1,179          $   67
                                                   =============   ===========


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

The Company is involved in a lawsuit between Rhino International and certain of its dealers and former dealers. This lawsuit involved claims against Rhino International totaling $3.8 million. In April, a judgment was entered requiring the Company to pay $110,000, net of its recovery. The judgment is being appealed by both parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position. After September 30, 1998, the Company settled certain other litigation relating to the Company's acquisition of Rhino International. The cost to the Company of the settlement of this litigation is reflected in selling, general and administrative expense as of September 30, 1998.

                    (A) Alamo Group Inc. and Subsidiaries

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The following tables set forth, for the periods indicated, certain financial data:


                                                       Three Months Ended                 Nine Months Ended
                                                 --------------------------------  --------------------------------
           Sales Data In Thousands               September 30,    September 30,    September 30,    September 30,
                                                      1998             1997             1998             1997
                                                 ---------------  ---------------  ---------------  ---------------


American
    Agricultural.............................          $ 23,486         $ 25,494       $   78,930       $   79,722
    Industrial...............................            16,502           15,406           48,698           44,790
European.....................................            11,036           11,320           32,515           37,784
                                                 ---------------  ---------------  ---------------  ---------------
    Total sales, net.........................          $ 51,024         $ 52,220        $ 160,143        $ 162,296
                                                 ===============  ===============  ===============  ===============




                                                       Three Months Ended                 Nine Months Ended
                                                 --------------------------------  --------------------------------
      Cost Trends and Profit Margin, as          September 30,    September 30,    September 30,    September 30,
           Percentages of Net Sales                   1998             1997             1998             1997
                                                 ---------------  ---------------  ---------------  ---------------


Gross margin................................              26.7%           29.9 %            25.7%            27.7%
Income from operations......................               6.6%           14.8 %             9.4%            13.5%
Income before income taxes..................               5.9%           14.6 %             8.3%            12.9%
Net income..................................               4.0%            9.4 %             5.3%             8.2%


Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales for the third quarter of 1998 were $51,024,000, a decrease of $1,196,000 or 2.3% compared to $52,220,000 for the same quarter last year. Domestic agricultural sales for the third quarter of 1998 were $23,486,000 compared to $25,494,000 for the third quarter of 1997, representing a $2,008,000 or 8.5% decrease due primarily to severe drought conditions in the Company's major domestic markets which reduced replacement part sales in such markets, a decrease in sales from the Company's Chinese tractor import operations (which are included in the Company's domestic agricultural sales) and what the Company believes is the beginning of a cyclical decline in the domestic agricultural market. Domestic industrial sales for the third quarter of 1998 were $16,502,000, an increase of $1,096,000 or 7.1% compared to $15,406,000 for the same quarter last year as a result of continued strength in customer orders. European sales for the third quarter of 1998 were $11,036,000, a decrease of $284,000 or 2.5% compared to $11,320,000 for the same quarter last year. The decrease in European sales was primarily due to continued weakness in farm income in the United Kingdom and the impact on sales and margins of currency movements, particularly the strength of the British Pound against the French Franc which negatively impacted sales of the Company's U.K. manufactured products. Although currency exposure continues, European sales showed some firming in the quarter.

The cost of sales in the third quarter of 1998 was $37,393,000 or 73.3% of net sales compared to $36,596,000 or 70.1% of net sales in the third quarter of 1997.

Selling, general and administrative expenses in the third quarter of 1998 were $10,266,000 or 20.1% of net sales compared to $7,900,000 or 15.1% of net sales for the third quarter of 1997. The increase in selling, general and administrative expenses of $2,366,000 was primarily attributable to the settlement of certain litigation relating to the Company's Rhino International subsidiary, which conducts the Company's Chinese tractor import operations.

                    (A) Alamo Group Inc. and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


These operations have seen a decline in sales and profitability related to market factors. Operating losses and costs of certain litigation relating to Rhino International reduced the Company's diluted earnings per share by $0.18 per share for the quarter ended September 30, 1998 and $0.30 per share for the nine months ended September 30, 1998. Rhino International was acquired by the Company in 1995 and its operations are not related to the Company's core business. With the litigation related to the acquisition of Rhino International now settled, the Company is analyzing various strategic options for Rhino International that could result in a special charge in the fourth quarter of 1998.

Net interest expense was $456,000 in the third quarter of 1998 compared to $419,000 in the third quarter of 1997.

Net income for the third quarter of 1998 was $2,061,000 or $.21 per share compared to $4,910,000 or $.51 per share for the third quarter of 1997 as a result of the factors described above.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales for the first nine months of 1998 were $160,143,000, a decrease of $2,153,000 or 1.3% compared to $162,296,000 for the same period last year. Domestic agricultural sales were $78,930,000 compared to $79,722,000 for the first nine months of 1997, representing a $792,000 or 1.0% decrease in domestic agricultural sales. Domestic industrial sales for the first nine months of 1998 were $48,698,000, an increase of $3,908,000 or 8.7% compared to $44,790,000 for the first nine months last year. European sales for the first nine months of 1998 were $32,515,000, a decrease of $5,269,000 or 13.9%
compared to $37,784,000 for the first nine months last year. In addition to the factors described for the third quarter, sales and profitability in both the first and second quarters were negatively impacted by a decrease in sales in such quarters (compared to the prior year's periods) in both the Company's European operations and Chinese tractor import operations. Sales in the first quarter were also negatively impacted by production shortfalls in the Company's U.S. Operations arising largely from late deliveries from certain of the Company's suppliers.

The cost of sales in the first nine months of 1998 was $118,964,000 or 74.3% of net sales compared to $117,367,000 or 72.3% of net sales in the first nine months of 1997.

Selling, general and administrative expenses in the first nine months of 1998 were $26,087,000 or 16.3% of net sales compared to $22,966,000 or 14.2% of net sales for the first nine months of 1997. The increase for the nine months ended September 30, 1998 was primarily attributable to the factors discussed for the third quarter above.

Net interest expense was $1,594,000 in the first nine months of 1998 compared to $1,382,000 in the first nine months of 1997.

Net income for the first nine months of 1998 was $8,459,000 or diluted earnings per share of $.87 compared to $13,378,000 or diluted earnings per share of $1.38 per share for the first nine months of 1997 as a result of the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,030,000 for the first nine months of 1998 compared to $12,986,000 for the first nine months of 1997. The Interim Condensed Consolidated Balance Sheet at September 30, 1998 reflects net increases over December 31, 1997 in accounts receivable and inventories of $9,978,000 and $6,294,000, respectively. The increase in accounts receivable is largely attributable to changes in the Company's marketing programs while the increase in inventories is a result of decreased sales due to pervasive drought

                    (A) Alamo Group Inc. and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


conditions in the Company's major domestic markets, seasonal effects and increased stocking of replacement parts in warehouses.

As of September 30, 1998, $26,331,000 was utilized under the Company's $45,000,000 bank revolving credit facility, of which $2,031,000 was for standby letters of credit and $24,300,000 was borrowed. The Company's borrowings are seasonal in nature with the greatest utilization generally occurring in the first quarter and early spring.

The bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements in the near future.

Year 2000

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations. The majority of any necessary system changes will be upgraded in the normal course of business. The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company could be vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The total cost of the modifications and upgrades to date has not been material. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, including governmental entities, based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations.

Forward Looking Statements

Certain  information  included  in  Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general and industry specific economic conditions, weather conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws impact

                    (A) Alamo Group Inc. and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


the way in which it conducts its business. Dealer's end users sales of replacement parts are especially effected by unusual weather conditions.

                    (B) Alamo Group Inc. and Subsidiaries


                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             The following exhibits are included herein:
             (27.1)  Financial Data Schedule

         (b) Reports on Form 8-K
             (1) A report on Form 8-K dated August 20, 1998 containing Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Alamo Group Inc.
                              (Registrant)




                              By:/s/ Jim A. Smith
                                 Jim A. Smith
                                 Executive Vice President and CFO
                                 (Principal Accounting and Financial Officer)