Form 10-K
period 1998-12-31
ALAMO GROUP INC
filed 1999-03-30
CIK 897077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

           |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21220

                                ALAMO GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE
     (State or other
     jurisdiction of                                          74-1621248
     incorporation or                                      (I.R.S. Employer
      organization)                                      Identification Number)

                       1502 E. WALNUT, SEGUIN, TEXAS 78155
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  830-379-1480
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
        Common Stock, par value                         ON WHICH REGISTERED
        $.10 per share                                  New York Stock Exchange

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. Yes |X| No |_|

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK (WHICH CONSISTS SOLELY OF SHARES OF COMMON STOCK) HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 26, 1999 (BASED UPON THE LAST REPORTED SALE PRICE OF $9.75 PER SHARE) WAS APPROXIMATELY $52,620,360 ON SUCH DATE.

    THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF FEBRUARY 26, 1999 WAS 9,735,759 SHARES.

    DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 27, 1999, HAVE BEEN INCORPORATED BY REFERENCE HEREIN (PART III).

                 ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Item 1. Business............................................................  3

Item 2. Properties..........................................................  8

Item 3.  Legal Proceedings..................................................  8

Item 4.  Submission of Matters to a Vote of Security Holders................  8

Item 4a. Executive Officers of the Company..................................  8

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters  9

Item 6. Selected Financial Data............................................. 10

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 11

Item 7A. Quantitative and Qualitative Disclosures About Market Risks........ 15

Item 8. Financial Statements................................................ 16

Item 9. Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure............................. 16

                                    PART III

Item 10. Directors and Executive Officers................................... 16

Item 11. Executive Compensation............................................. 16

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 16

Item 13. Certain Relationships and Related Transactions..................... 16

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 17

Index to Consolidated Financial Statements.................................. F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Alamo Group Inc., which includes its subsidiaries ("Alamo Group," "Alamo" or the "Company"), is a leading manufacturer of high quality, tractor-mounted mowing and other vegetation maintenance equipment and replacement parts for industrial and agricultural end-users. The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy-duty cutting technologies: rotary, flail and sickle-bar. The Company emphasizes high quality, cost efficient products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs. The Company has a long-standing policy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a leading share of their niche markets.

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

    A major thrust into agricultural mowing markets was begun in 1986 with the acquisition of RHINO(R), a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the RHINO dealer network during a period of industry contraction. Distribution network expansion remains a primary focus of the Company's marketing plans for agricultural and industrial uses. The addition of M&W GEAR COMPANY in early 1995 allowed the Company to enter into the manufacture of hay-making equipment that complements the RHINO products, while utilizing the same dealer network. Another strategic move was made in 1995 with the acquisition of HERSCHEL(R), a leading manufacturer and distributor of high wear, high turnover farm equipment replacement parts. In addition, the Company has concentrated on developing new products which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

    In 1991, the Company began its international expansion with the acquisition of MCCONNEL(R), a United Kingdom manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Later acquisitions added BOMFORD(R) in the U.K. and SMA(R) in France.

    The principal executive offices of the Company are located at 1502 E. Walnut, Seguin, Texas 78155, and its telephone number is (830) 379-1480.

TERMINATION OF MERGER AGREEMENT

    As previously reported by the Company in prior filings with the Securities and Exchange Commission, the Company had entered into a merger agreement (the "Merger Agreement") among the Company, WEC Company, a subsidiary of Woods Equipment Company ("WEC"), and AGI Acquisition Corp., a subsidiary of WEC Company, which provided for the acquisition of the Company by WEC at a purchase price of $18.50 per share of the Company's common stock. The Merger Agreement was approved by the Company's stockholders at a special meeting held on November 18, 1998. Subsequent to the special meeting, after disagreement between the parties as to the satisfaction of certain closing conditions (including disagreement as to whether a material adverse effect had occurred with respect to the Company), WEC Company and Alamo mutually agreed to terminate the Merger Agreement and abandon the proposed merger on February 23, 1999. The Company now intends to focus its attention on growing and strengthening its operations as an independent company.

MARKETING AND MARKETING STRATEGY

    The Company's products are sold through the Company's seven marketing organizations, and extensive, world-wide dealer networks under the ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R), and HERSCHEL-ADAMS (R) TRADEMARKS.

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

    TIGER equipment includes heavy-duty, tractor-mounted mowing and vegetation maintenance equipment and replacement parts. A portion of TIGER sales includes tractors, which are not manufactured by TIGER. TIGER sells to state, county and local governmental entities through a network of dealers. In most cases, the larger dealers' principal product line is TIGER equipment. TIGER'S dealership network is independent of ALAMO'S dealership network.

    RHINO and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and for hay-making. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. RHINO equipment consists principally of a comprehensive line of tractor-mounted equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. RHINO also sells post hole diggers, scraper blades and replacement parts for all RHINO equipment. Farm equipment dealers play the primary role in the sales of RHINO equipment. M&W hay-making equipment uses a fixed chamber, round bale technology. The RHINO product line is also sold through MCCONNEL'S existing network of agricultural tractor dealers in the U.K.

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

    In addition to the sales of HERSCHEL-ADAMS replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 34% of the Company's total sales for the year ended December 31, 1998. Replacement parts are more profitable and generally less cyclical than whole goods equipment.

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

TERMINATION OF RHINO INTERNATIONAL'S OPERATIONS

    During December 1998, the operations of the Company's Chinese tractor import and marketing business, Rhino International, were terminated. Rhino International, which was acquired in 1995, is not related to the Company's core business. Disposal of the assets of the Rhino International operation is under way, and the Company anticipates that these activities should be concluded by mid-1999.

PRODUCT DEVELOPMENT

    The Company's ability to quickly provide innovative responses to customer needs, to continue to develop and manufacture new products and to enhance existing product lines is critical to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. The Company currently employs 81 people in its engineering department, 34 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities aggregated approximately $1,685,000 in 1998, $1,712,000 in 1997 and $1,747,000
in 1996.

SEASONALITY

    The vegetation maintenance equipment industry in general tends to follow the seasonal buying patterns of its major customers with peak sales occurring in May through August. Agricultural end-users generally purchase equipment in the early spring for the beginning of the mowing season. Governmental end-users typically wait to purchase new equipment until the first and second calendar quarters. The timing of these purchases, however, may be affected by weather conditions and general economic conditions. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company must estimate seasonal demand months in advance, and equipment must be manufactured in anticipation of such demand. The Company utilizes a rolling monthly sales forecast from the Company's marketing divisions and order backlog in order to develop a master production plan for its manufacturing facilities. Additionally, the Company attempts to equalize demand for its products throughout the calendar year by offering seasonal sales programs which provide additional discounts on equipment that is ordered during off-season periods.

COMPETITION

    The Company's products are sold in highly competitive markets throughout the world. The principal competitive factors are price, quality, service and reputation. The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products. However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment and within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors. There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company. The Company believes that within the U.S. it is the largest supplier within governmental markets for its kind of equipment, the third largest supplier in the U.S. agricultural market for such equipment and one of the two largest suppliers in the European market for such equipment.

UNFILLED ORDERS

    As of December 31, 1998, the Company had unfilled customer orders of $19.3 million compared to $35.0 million at the end of 1997, the reduction being primarily attributable to the cyclical decline in agricultural markets. Management expects that substantially all of the Company's backlog as of December 31, 1998, will be shipped during fiscal year 1999. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances is dependent on the Company's seasonal sales programs and the needs of its customers. Certain of the Company's orders are subject to cancellation anytime before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

SOURCES OF SUPPLY

    The principal raw materials used by the Company include steel and purchased components. During 1998, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. A number of the Company's units are mounted on and shipped with a tractor. Tractors are generally available, but in some periods delays have been experienced. No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

    While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

    Approximately 15% of the aggregate dollar amount of parts purchased by the Company's U.S. operations are imported.

PATENTS AND TRADEMARKS

    The Company owns U.S. and foreign patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

    Products manufactured by the Company are advertised and sold under numerous trademarks. The ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R) and HERSCHEL-ADAMS(R) trademarks are the primary marks for the Company's products. The Company also owns other trademarks which it uses to a lesser extent such as TERRAIN KING(R), TRIUMPH(R), MOTT(R), TURNER(R), FUERST(R) and DANDL(R). Management believes that the Company's trademarks are well known in ITS markets and are valuable and that their value is increasing with the development of its business, but that the business is not dependent on such trademarks. The Company, however, vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

    The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of future noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 1,342 full-time employees. A domestic subsidiary has a collective bargaining agreement which covers approximately 62 employees and two U.K. subsidiaries, employing 182 persons, have collective bargaining agreements. The Company considers its employee relations to be satisfactory.

FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

    See Note 13 of the accompanying consolidated financial statements.

FORWARD-LOOKING INFORMATION

    Part I of this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

    Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "estimate," "believe," "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

    Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's United States agricultural market and softening in its international markets; increased competition in the Company's businesses from competitors that have greater financial resources; the impact of the strong dollar and British pound which increase the cost of the Company's products in foreign markets; competitive implications and price transparencies related to the euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.

    In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

    The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive, and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's businesses.

ITEM 2.  PROPERTIES

    At December 31, 1998, the Company utilized seven principal manufacturing plants located in six U.S. states, Illinois, Iowa, Kansas, Oklahoma, South Dakota and Texas, and four in Europe. In addition, there were four principal warehouse facilities located in the United States. About 84% of the manufacturing and office space is in owned facilities, the balance being leased. In total the Company operates in approximately 1,385,000 square feet of manufacturing and office space and 124,760 square feet of warehouse space. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a Special Meeting of Stockholders held on November 18, 1998 (the "Special Meeting"), the Company's stockholders adopted the Amended and Restated Agreement and Plan of Merger dated as of September 4, 1998 among the Company, WEC Company and AGI Acquisition Corp. (the "Merger Agreement"). The votes of the stockholders on this plan were as follows: 8,303,758 in favor, 324,743 opposed and 1,107,258 abstained. As discussed above under the caption "Termination of Merger Agreement" in Item I of this Annual Report on Form 10-K, the Company and WEC Company mutually agreed to terminate the Merger Agreement on February 23, 1999.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY

    Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1999 annual meeting of directors or until his successor is duly elected and qualified.

          NAME            AGE                         POSITION
  -------------------    -----     ---------------------------------------------
  Donald J. Douglass       67      Chairman of the Board and Chief Executive
                                   Officer
  Oran F. Logan            55      President, Chief Operating Officer and a
                                   Director
  Jim A. Smith             60      Executive Vice President, Chief Financial
                                   Officer
  Robert H. George         52      Vice President, Secretary and Treasurer
  Ian Burden               44      Vice President, Alamo Group (USA) Inc., Alamo
                                   Marketing
  Geoffrey Davies          51      Managing Director, Alamo Group (EUR) Ltd.
  John Moon                43      Vice President, Alamo Group (USA) Inc.,
                                   Agricultural Marketing

    Donald J. Douglass founded the Company in 1969 and has served as Chairman of the Board and Chief Executive Officer of the Company since 1969.

    Oran F. Logan has been President and Chief Operating Officer of the Company since 1984. Prior thereto, Mr. Logan served as Vice President of the Company from 1972 to 1980. Mr. Logan was an Executive Vice President and General Manager from 1981 to 1984. Mr. Logan has been a Director of the Company since 1984.

    Jim A. Smith joined the Company in 1996. Prior to joining the Company, Mr. Smith served as Chief Financial Officer and a Director of Tracor, Inc., a New York Stock Exchange listed Company, from 1966 to 1987 (employed in 1966 as Controller). From 1987 to 1996, he served on, and as financial advisor to, the Boards of Directors of National Instruments Corp., Mobley Environmental Services, Inc. and Electrosource, Inc., as well as the Boards of Directors of several privately held companies. Mr. Smith is resigning as the Company's Executive Vice President, Chief Financial Officer as of March 31, 1999.

    Robert H. George joined the Company in 1987 as Vice President and Secretary and has served the Company in various executive capacities since that time. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

    Ian Burden has been Vice President of Marketing of Alamo Group (USA) Inc. since January 1994 and manages the Alamo marketing division. Prior to that time, since 1981 Mr. Burden had served in various sales and marketing capacities for Bomford Turner, Limited, a U.K. Company acquired by Alamo in 1993, most recently as the head of its United States marketing efforts.

    Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993. From 1988 to 1993, Mr. Davies served McConnel Corporation, a U.K. Company acquired by Alamo in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

    John C. Moon has been Vice President of Marketing of Alamo Group (USA) Inc. since May 1991 and manages the Rhino marketing division. Prior to his appointment as Vice President, Mr. Moon served Rhino in a number of sales and marketing positions since November 1983.

    As noted above, Mr. Smith is resigning as of March 31, 1999. Upon Mr. Smith's resignation, Mr. Logan will assume the duties of the Chief Financial Officer in addition to his existing duties.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange under the symbol: ALG. On February 26, 1999, there were 9,735,759 shares of common stock outstanding, held by approximately 200 holders of record. The total number of beneficial owners of Company stock exceeds this number. On February 26, 1999, the last reported sales price of the common stock on the New York Stock Exchange was $9.75 per share.

    The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                HIGH AND LOW STOCK PRICES FOR THE LAST TWO FISCAL YEARS WERE:

                        1998                                              1997
---------------------------------------------------   --------------------------------------------------
                          SALES PRICE       CASH                              SALES PRICE        CASH
                     -------------------  DIVIDENDS                        ------------------  DIVIDENDS
  QUARTER ENDED         HIGH       LOW     DECLARED      QUARTER ENDED      HIGH       LOW      DECLARED
------------------   ---------   -------  ---------   ------------------   ------   ---------  ---------
March 31, 1998 ...   $21-13/16   $15-3/8  $     .10   March 30, 1997       $   18     $15-3/8  $     .10
June 30, 1998 ....          19    14-1/2        .11   June 29, 1997        20-7/8      13-1/2        .10
September 30, 1998    19-3/4      13-1/2        .11   September 28, 1997   23-3/4    18-11/16        .10
December 31, 1998     15-7/16     10-5/8        .11   December 31, 1997    23-1/4      19-5/8        .10

    On January 6, 1999, the Board of Directors of the Company declared a quarterly dividend of $.11 per share which was paid on February 3, 1999 to holders of record on January 18, 1999. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.

    The Company's recent amendment to its bank revolving credit agreement prohibits the Company from paying quarterly dividends on its Common Stock in excess of $0.11 per share through March 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report in Form 10-K for a further description of the bank revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

(in thousands, except per share amounts)

                                                                       FISCAL YEAR ENDED(1)
                                               --------------------------------------------------------------------
                                                 DECEMBER 31, 1998      DECEMBER 31, 1997        DECEMBER 31, 1996
                                               --------------------    --------------------    --------------------
OPERATIONS:
Net sales ..................................   $            200,553    $            203,092    $            183,595
Income before income taxes .................                  6,535                  20,595                  13,722
Net income .................................                  4,115                  13,600                   8,762
Percent of sales ...........................                    2.1%                    6.7%                    4.8%
Earnings per share
    Basic ..................................                   0.42                    1.42                    0.91
    Diluted ................................                   0.42                    1.41                    0.91
Dividends per share ........................                   0.43                    0.40                    0.40
Average common shares
    Basic ..................................                  9,714                   9,602                   9,585
    Diluted ................................                  9,730                   9,674                   9,641

FINANCIAL POSITION:
Total assets ...............................   $            161,638    $            156,124    $            153,862
Short-term debt and current maturities .....                    487                     727                   1,031
Long-term debt, excluding current maturities                 35,858                  28,617                  35,299
Stockholders' equity .......................                106,906                 106,265                  97,250
                                                             FISCAL YEAR ENDED(1)
                                               --------------------------------------------
                                               DECEMBER 30, 1995(2)    DECEMBER 31, 1994(2)
                                               --------------------    --------------------
OPERATIONS:
Net sales ..................................   $            163,852    $            119,643
Income before income taxes .................                 17,779                  14,255
Net income .................................                 11,615                   9,166
Percent of sales ...........................                    7.1%                    7.7%
Earnings per share
    Basic ..................................                   1.36                    1.21
    Diluted ................................                   1.35                    1.21
Dividends per share ........................                   0.40                    0.36
Average common shares
    Basic ..................................                  8,541                   7,547
    Diluted ................................                  8,619                   7,604

FINANCIAL POSITION:
Total assets ...............................   $            151,571    $             99,160
Short-term debt and current maturities .....                  1,290                   8,441
Long-term debt, excluding current maturities                 37,309                  24,513
Stockholders' equity .......................                 90,705                  50,166

(1) All references to 1995 and 1994 herein are to the fiscal years ended December 30, 1995 (52 week period), and December 31, 1994 (52 week period), respectively. Until 1996, the Company's fiscal years comprised 52 or 53 week periods ending on the Saturday closest to December 31. In 1996, the Company changed to a calendar year basis. There were no material differences in the results presented that resulted from this change.

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

    The following tables set forth, for the periods indicated, certain financial data:

                                                                            FISCAL YEAR ENDED
                                                        -----------------------------------------------------------
                                                        DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1996
                                                        -----------------    -----------------    -----------------
Sales data in thousands:

     Domestic
         Agricultural ...............................   $          98,393    $         100,398    $          85,848
         Industrial .................................              61,133               56,453               50,228
     European .......................................              41,027               46,241               47,519
                                                        -----------------    -----------------    -----------------
     Total net sales ................................   $         200,553    $         203,092    $         183,595
                                                        =================    =================    =================

Cost and profit margins, as percentages of net sales:

         Cost of sales ..............................                  78.2%                73.8%                75.4%
         Gross margin ...............................                  21.8%                26.2%                24.6%
         Selling, general and administrative expense                   17.5%                15.3%                16.2%
         Income from operations .....................                   4.2%                10.9%                 8.4%
         Income before income taxes .................                   3.3%                10.1%                 7.5%
         Net income .................................                   2.1%                 6.7%                 4.8%

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

    Net sales for 1998 were $200.6 million, a decrease of $2.5 million or 1.3% compared to $203.1 million for 1997. Domestic agricultural sales for 1998 were $98.4 million compared to $100.4 million for 1997, representing a $2.0 million or 2.0% decrease due primarily to severe drought conditions in the Company's major domestic markets, which reduced replacement part sales in such markets, and what the Company believes is the beginning of a cyclical decline in the domestic agricultural market. Also reducing agricultural sales for 1998 were lower sales from the Company's Rhino International operation, described more fully in the paragraph below. Domestic industrial sales for 1998 were $61.1 million compared to $56.5 million in the prior year, a $4.6 million or 8.3% increase, as a result of continued strength in customer orders. European sales for 1998 were $41.0 million, a decrease of $5.2 million or 11.3% compared to $46.2 million for last year. The decrease in European sales was primarily due to continued weakness in farm income in the United Kingdom and the impact of currency movements, particularly the strength of the British pound against the French franc, which negatively impacted sales of the Company's U.K. manufactured products. European sales showed some firming in the second half of 1998, but are still below historical levels.

    In December 1998, the operations of the Company's Chinese tractor import and marketing business, Rhino International, were terminated. These operations had experienced a decline in sales and profitability related to market factors. Sales in 1998 were $2.2 million versus $7.8 million in 1997. Alamo is in the process of collection of accounts receivable of Rhino International and disposal of its remaining inventory and expects to conclude this process by mid-1999. In 1998, the effect of Rhino International, including settlement of certain litigation as well as inventory and accounts receivable losses expected in final collection and disposition, was an after tax loss of $6.4 million or $0.66 per diluted share, compared to an after tax loss in 1997 of $0.9 million or $0.08 per diluted share.

    Approximately 34% of the Company's 1998 sales were attributable to replacement parts, the same percentage as in 1997. The replacement parts business is generally less cyclical and more profitable than the whole-goods business.

    Cost of sales in 1998 was $156.9 million or 78.2% of net sales compared to $149.9 million or 73.8% of net sales in 1997. Impacting costs of sales in the first quarter of 1998 were production inefficiencies, including supplier delays, caused by the need to rapidly accelerate production to meet increasing order rates, and in the last half of the year manufacturing cost variances as production levels were reduced to accommodate lower business volume. Costs of sales in 1998 also included the impacts of inventory writedowns related to disposing of the remaining inventory at Rhino International. Gross margins in 1998 were also reduced by heavier discounts given in agricultural markets, obsolescence charges in inventory particularly in operations acquired in 1995 and costs of operations of regional warehouse additions.

    Selling, general and administrative expense in 1998 was $35.2 million or 17.5% of net sales compared to $31.0 million or 15.3% of net sales for 1997. The increase in selling, general and administrative expense of $4.1 million was primarily attributable to the settlement of and legal costs related to certain litigation relating to Rhino International, accounts receivable writedowns of Rhino International and legal and other costs related to the Company's proposed merger transaction with Woods Equipment Company, which was terminated subsequent to December 31, 1998. Merger costs were $0.8 million, after tax, or $0.08 per diluted share in 1998.

    Interest expense was $2.6 million in 1998 compared to $2.3 million in 1997.

    The Company's income before income taxes from its U.S. operations decreased approximately $12.6 million from $14.2 million in 1997 to $1.6 million in 1998. The Company's income before income taxes from its foreign operations decreased approximately $1.5 million from $6.4 million in 1997 to $4.9 million in 1998. Net income for 1998 was $4.1 million or $0.42 per diluted share compared to $13.6 million or $1.41 per diluted share for 1997 as a result of the factors described above. Without the effect of the net losses of Rhino International as described above, 1998 net income would have been $10.5 million or $1.08 per diluted share and 1997 net income would have been $14.5 million or $1.49 per diluted share.

1997 COMPARED TO 1996

    Net sales for 1997 were $203.1 million, an increase of $19.5 million or 10.6% compared to $183.6 million for the prior year. Domestic agricultural sales were $100.4 million compared to $85.8 million for 1996, representing a $14.6 million or 16.9% increase in such sales. Domestic industrial sales for 1997 were $56.5 million, an increase of $6.2 million or 12.4% compared to $50.2 million for the prior year. A return to more normal weather patterns in American markets benefited sales along with generally favorable market conditions. European sales for 1997 were $46.2 million, a decrease of $1.3 million or 2.7% compared to $47.5 million for the prior year. The European sales decline of 2.7% reflects early-1997 sales gains offset by late-1997 weakness caused largely by competitive impacts on U.K. exports arising from the strength of the U.K. currency versus other European currencies. Also affecting European markets were general declines in certain European economies and, in the U.K., the continuing impact of BSE (mad cow disease) on the U.K. agricultural market.

    Costs of sales in 1997 were $149.9 million or 73.8% of net sales compared to $138.5 million or 75.4% of net sales in 1996. Costs of sales for 1996 were increased by year-end charges primarily related to acquisitions made in 1995.

    Selling, general and administrative expense in 1997 was $31.0 million or 15.3% of net sales compared to $29.8 million or 16.2% of net sales for 1996. The increase for 1997 was primarily attributable to increased staffing related to Company growth and expenditures in pursuit of strategic acquisitions during 1997.

    Interest expense was $2.3 million in 1997 compared to $2.6 million in 1996.

    Net income for 1997 was $13.6 million or diluted earnings per share of $1.41 compared to $8.8 million or diluted earnings per share of $0.91 for 1996 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $0.5 million for 1998 compared to $12.3 million for 1997 and $9.6 million for 1996. The consolidated balance sheet at December 31, 1998 reflects net changes over December 31, 1997 in accounts receivable and inventories of a $7.7 million increase and a $1.2 million decrease, respectively. The 1998 increase in accounts receivable is largely attributable to longer terms granted in an agricultural marketing program which has subsequently been terminated, while the decrease in inventories is a result of programs targeted at reducing inventories and write-downs in Rhino International, offset by inventory increases from decreased sales as described above and a one time increase in stocking of replacement parts in warehouses.

    Capital expenditures were $4.4 million, $4.7 million and $2.9 million for 1998, 1997 and 1996, respectively. Capital expenditures for 1999 are expected to be approximately $5.0 million, and the Company expects to fund such expenditures from operating cash flow.

    The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998.

    As of December 31, 1998, the Company had a $45.0 million contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. As discussed in Note 8 of Notes to Financial Statements, the Company was initially not in compliance with certain financial covenants at December 31, 1998. The bank amended the covenant requirements effective for the period ended December 31, 1998 and for future periods. After this amendment, the Company was in compliance with all covenants as of December 31, 1998. At December 31, 1998, $29.6 million was borrowed under the revolving credit facility at various interest rate options, with an average effective rate of 5.7%. At December 31, 1998, $1.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. The Company's borrowing levels are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

    Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

INFLATION

    The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

    Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. Both U.S. and international companies that do not address the Year 2000 issue could experience business disruptions such as system failures or miscalculations that could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

STATE OF READINESS

    To date, the Company has fully completed its assessment of all its information systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems in its domestic operations would not be affected. This is due to the fact that the Company's primary operating system does not utilize a two digit date format. The Company presently believes that required modifications will be made in the ordinary course of business and will be completed by mid-1999.

    The Company's systems utilized in its European operations are an older version of the U.S. operating system and are not 100% Year 2000 compliant. The Company is in the process of testing and updating those programs which are not compliant. This process is expected to be completed in the third quarter of 1999, and such modifications will be made in the ordinary course of business.

    The Company has substantially completed the assessment of its software and hardware (embedded chips) used in production and manufacturing systems and does not anticipate any significant required modifications.

    The Company's products are generally not dependent on computer chips, and accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to its products.

    In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors (external agents) and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not determinable. However, the inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

COSTS

    The Company will utilize primarily internal resources to reprogram, or replace, test and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is not expected to exceed $100,000 and is being expensed as incurred.

RISKS AND WORST CASE SCENARIO

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, including governmental entities, based upon the progress to date, the Company does not expect that the future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most reasonably likely worst case Year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

CONTINGENCY PLAN

    The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion during the second quarter of 1999 and determine whether such a plan is necessary.

EURO CONVERSION

    On January 1, 1999, the European Economic and Monetary Union (EMU) entered a three-year transition phase during which a new common currency, the "euro," was introduced in participating countries which established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro. From that date, the euro is traded on currency exchanges.

    Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EMU's "no compulsion, no prohibition" principle.

    Based on its evaluation to date, management believes that the introduction of the euro will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

    The Company has reviewed its information systems software and identified modifications necessary to ensure business transactions can be conducted consistent with the requirements of the conversion to the euro. Certain of these modifications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the euro conversion to be immaterial. Any costs associated with implementing changes to comply with the euro conversion are expensed as incurred.

    The euro introduction is not expected to have a material impact on the Company's overall currency risk. The Company anticipates the euro will simplify financial issues related to cross-border trade in the EMU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. However, the Company believes that the associated savings will not be material to corporate results.

PENDING ACCOUNTING STANDARDS

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

    COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL-USE. In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP is effective beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company does not anticipate the adoption of this SOP will have a material impact on the Company's future earnings or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

    A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom (UK) and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its UK operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other European markets in which the UK subsidiary distributes its products.

    To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months. As of December 31, 1998, the Company had outstanding forward exchange contracts to sell $7.7 million of foreign currencies including $5.0 million related to a short-term intercompany cash transfer. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

    The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to its significant wholly-owned subsidiaries in the United Kingdom and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the exchange rate between the U.S. dollar and the British pound or French franc cannot be reasonably estimated. The translation adjustment during 1998 was a gain of $584,000. On December 31, 1998, the British pound closed at .6026 relative to 1.00 U.S. dollar, and the French franc closed at
 .1076 relative to 1.00 British pound. By comparison, on December 31, 1997, the British pound closed at .6058 relative to 1.00 U.S. dollar, and the French franc closed at .1010 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

    At December 31, 1998 the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the 1998 average interest rate under these borrowings, the Company's 1998 interest expense would have changed by approximately $600,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS

    The financial statements and supplementary data described in Item 14(a)1 of this report and included on pages F-1 through F-18 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

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

                                INDEX TO EXHIBITS

                                                                                                       INCORPORATED BY REFERENCE
                                                                                                           FROM THE FOLLOWING
  EXHIBITS                                 EXHIBIT TITLE                                                        DOCUMENTS
------------        -----------------------------------------------------------------------           ------------------------------
        3.1    --    Certificate of Incorporation, as amended, of Alamo Group Inc.                    Form S-1, February 5, 1993
        3.2    --    By-Laws of Alamo Group Inc.                                                      Form 10-K, March 29, 1996
       10.1    --    Warrant Agreement between Alamo Group Inc. and Capital Southwest                 Form S-1, February 5, 1993
                      Corporation, dated November 25, 1991
      *10.2    --    1993 Non-Qualified Stock Option Plan, adopted by the Board of
                      Directors on February 2, 1993                                                   Form S-1, February 5, 1993
      *10.3    --    Alamo Group Inc. Executive Loan Program of 1991                                  Form S-1, March 18, 1993
      *10.4    --    1994 Incentive Stock Option Plan, adopted by the Board of                        Form 10-K, March 28, 1994
                      Directors on January 25, 1994
       10.5    --    Third Amended and Restated Revolving Credit and Term Loan                        Form 10-K, March 29, 1996
                      Agreement between NationsBank of Texas, N.A. and Alamo Group Inc.
                      and certain subsidiaries dated December 29, 1995
       10.6    --    First Amendment to Third Amended and Restated Revolving Credit and
                      Term Loan Agreement dated April 10, 1996                                        Form 10-K, March 27, 1997
       10.7    --    Second Amendment to Third Amended and Restated Revolving Credit and
                      Term Loan Agreement dated December 23, 1996                                     Form 10-K, March 27, 1997
       10.8    --    Form of indemnification agreements with Directors of Alamo Group Inc.            Form 10-Q, May 15, 1997
       10.9    --    Form of indemnification agreements with certain executive officers of            Form 10-Q, May 15, 1997
                      Alamo Group Inc.
       10.10   --    Third Amendment to Third Amended and Restated Revolving Credit and Term          Form 10-Q, August 15, 1997
                      Loan Agreement dated June 23, 1997
       10.11   --    Fourth Amendment to Third Amended and Restated Revolving Credit and Term         Form 10-K, March 31, 1998
                      Loan Agreement dated December 31, 1997
      *10.12   --    Incentive Compensation Plan, adopted on December 9, 1997                         Form 10-K, March 31, 1998
      *10.13   --    401(k) Restoration Plan for Highly Compensated Employees, adopted on             Form 10-K, March 31, 1998
                      December 9, 1997
      *10.14   --    Severance Pay Agreement for Twelve Months Between Alamo Group Inc.               Form 10-Q, August 14, 1998
                      and Certain Officers and Employees of Alamo Group Inc.
      *10.15   --    Severance Pay Agreement for Eighteen Months Between Alamo Group Inc.             Form 10-Q, August 14, 1998
                      and Certain Officers and Employees of Alamo Group Inc.
       10.16   --    Amended and Restated Agreement and Plan of Merger by and among Alamo             Schedule 14A, October 22, 1998
                      Group Inc., WEC Company and AGI Acquisition Corp. dated as of September 4, 1998
       10.17   --    Letter Agreement Between Alamo Group Inc., WEC Company and AGI Acquisition Corp. Filed Herewith
                      dated February 23, 1999 terminating the Merger Agreement Between the Parties dated September 4, 1998
       10.18   --    Fifth Amendment to Third Amended and Restated Revolving Credit and Term Loan     Filed Herewith
                      Agreement dated effective as of December 31, 1998
       21.1    --    Subsidiaries of the Registrant                                                   Form 10-K, March 31, 1998
       23.1    --    Consent of Ernst & Young LLP                                                     Filed Herewith
       27.1    --    Financial Data Schedule                                                          Electronic Filing Only

*  Compensatory Plan

(B)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1998

    On November 4, 1998, the Company filed a Current Report on Form 8-K. Under
Item 5-Other Events, the Company reported its Preliminary Unaudited Earnings Summary for the three and nine-month periods ended September 30, 1998, which was included as an exhibit.

    On November 20, 1998, the Company filed a Current Report on Form 8-K. Under
Item 5-Other Events, the Company reported on a Special Meeting of Stockholders held on November 18, 1998. Letters between the Company and WEC Company and a press release dated November 19, 1998 were included as exhibits.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                ALAMO GROUP INC.

Date:  March 23, 1999                           By:/s/ DONALD J. DOUGLASS
                                                   ----------------------
                                                   Chief Executive Officer






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

         SIGNATURE                                 TITLE                              DATE
----------------------------- ------------------------------------------------  ------------------
/S/ DONALD J. DOUGLASS        Chairman of the Board                             March 23, 1999
    Donald J. Douglass        Chief Executive Officer and Director
                              (Principal Executive Officer)

/S/ORAN F. LOGAN              President, Chief Operating Officer and a          March 23, 1999
   Oran F. Logan              Director (Principal Operating Officer)

/S/ JIM A. SMITH              Executive Vice President,                         March 23, 1999
    Jim A. Smith              Chief Financial Officer (Principal Financial
                              and Accounting Officer)


/S/ JOSEPH C. GRAF            Director                                          March 23, 1999
    Joseph C. Graf

/S/ DAVID H. MORRIS           Director                                          March 23, 1999
    David H. Morris

/S/ O. S. SIMPSON, JR.        Director                                          March 23, 1999
    O.S. Simpson, Jr.

/S/ JAMES B. SKAGGS           Director                                          March 23, 1999
    James B. Skaggs

/S/ WILLIAM R. THOMAS         Director                                          March 23, 1999
    William R. Thomas

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.............................    F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

      Years ended December 31, 1998, December 31, 1997 and December 31, 1996..    F-3

   CONSOLIDATED BALANCE SHEETS

      December 31, 1998 and December 31, 1997.................................    F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Years ended December 31, 1998, December 31, 1997 and December 31, 1996..    F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS

      Years ended December 31, 1998, December 31, 1997 and December 31, 1996..    F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


        Board of Directors and Stockholders

        Alamo Group Inc.



        We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP

        San Antonio, Texas
        February 26, 1999

                              ALAMO GROUP INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED
                                                     --------------------------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1998            1997            1996
                                                     ------------    ------------    ------------
Net sales ........................................   $    200,553    $    203,092    $    183,595
Cost of sales ....................................        156,895         149,940         138,460
                                                     ------------    ------------    ------------
  Gross profit ...................................         43,658          53,152          45,135
Selling, general and administrative expense ......         35,169          31,026          29,785
                                                     ------------    ------------    ------------
  Income from operations .........................          8,489          22,126          15,350
Interest expense .................................         (2,647)         (2,262)         (2,631)
Interest income ..................................            697             523             664
Other income (expense), net ......................             (4)            208             339
                                                     ------------    ------------    ------------
    Income before income taxes ...................          6,535          20,595          13,722
Provision for income taxes .......................          2,420           6,995           4,960
                                                     ------------    ------------    ------------
  Net income .....................................   $      4,115    $     13,600    $      8,762
                                                     ============    ============    ============
Net income per common share:
  Basic ..........................................   $       0.42    $       1.42    $       0.91
                                                     ============    ============    ============
  Diluted ........................................   $       0.42    $       1.41    $       0.91
                                                     ============    ============    ============
Average common shares:
  Basic ..........................................          9,714           9,602           9,585
                                                     ============    ============    ============
  Diluted ........................................          9,730           9,674           9,641
                                                     ============    ============    ============

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                         1998            1997
                                                                      -------------  -------------
ASSETS
    Current assets:
        Cash and cash equivalents...................................  $     2,748    $       789
        Accounts receivable.........................................       49,834         42,165
        Inventories.................................................       64,578         65,752
        Deferred income taxes.......................................        5,087          2,288
        Prepaid expenses and other..................................        1,067          2,152
                                                                      -------------  --------------
           Total current assets.....................................      123,314        113,146

    Property, plant and equipment...................................       55,893         51,693
        Less:  Accumulated depreciation.............................      (32,989)       (29,216)
                                                                      -------------  --------------
                                                                           22,904         22,477

    Goodwill........................................................       11,411         12,632
    Other assets....................................................        4,009          7,869
                                                                      -------------  --------------

           Total assets.............................................  $   161,638    $   156,124
                                                                      =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Trade accounts payable......................................  $     9,461    $    12,787
        Income taxes payable........................................          478            266
        Accrued liabilities.........................................        6,996          6,096
        Current maturities of long-term debt........................          487            727
                                                                      -------------  --------------
           Total current liabilities................................       17,422         19,876

    Long-term debt, net of current maturities.......................       35,858         28,617
    Deferred income taxes...........................................        1,452          1,366


    Stockholders' equity:
        Common stock, $.10 par value, 20,000,000 shares
           authorized; 9,735,759 and 9,684,874 issued at
           December 31, 1998 and December 31, 1997, respectively.             973            968
        Additional paid-in capital.................................        50,507         50,395
        Retained earnings..........................................        54,775         54,835
        Accumulated other comprehensive income.....................           651             67
                                                                      -------------  --------------
           Total stockholders' equity...............................      106,906        106,265
                                                                      -------------  --------------

        Total liabilities and stockholders' equity..................  $   161,638    $   156,124
                                                                      =============  ==============

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                          COMMON STOCK     ADDITIONAL                           ACCUMULATED OTHER    TOTAL STOCK-
                                        ----------------    PAID-IN     TREASURY    RETAINED     COMPREHENSIVE          HOLDERS'
                                        SHARES    AMOUNT    CAPITAL      STOCK      EARNINGS         INCOME             EQUITY
                                        ------    ------   ----------   --------    --------    -----------------    ------------
Balance at December 30, 1995 ........    9,577    $  958   $   49,278   $   --      $ 40,142    $             327    $     90,705
     Net income .....................     --        --           --         --         8,762                 --             8,762
     Change in unrealized gains on
       securities,
        net of income taxes .........     --        --           --         --          --                   (289)           (289)
     Translation adjustment .........     --        --           --         --          --                  1,680           1,680
                                                                                                                     ------------
    Total comprehensive income ......                                                                                      10,153
     Sale of common stock and related       13         1          224       --          --                   --               225
     Dividends paid ($.40 per share)      --        --           --         --        (3,833)                --            (3,833)
                                        ------    ------   ----------   --------    --------    -----------------    ------------
Balance at December 31, 1996 ........    9,590       959       49,502       --        45,071                1,718          97,250
     Net income .....................     --        --           --         --        13,600                 --            13,600
     Change in unrealized gains on
       securities,
        net of income taxes .........     --        --           --         --          --                    (90)            (90)
     Translation adjustment .........     --        --           --         --          --                 (1,561)         (1,561)
                                                                                                                     ------------
    Total comprehensive income ......                                                                                      11,949
     Purchase of treasury stock .....      (80)     --           --       (1,631)       --                   --            (1,631)
     Sale of common stock and related      175         9          893      1,631        --                   --             2,533
     Dividends paid ($.40 per share)      --        --           --         --        (3,836)                --            (3,836)
                                        ------    ------   ----------   --------    --------    -----------------    ------------
Balance at December 31, 1997 ........    9,685       968       50,395       --        54,835                   67         106,265
     Net income .....................     --        --           --         --         4,115                 --             4,115
    Translation adjustment ..........     --        --           --         --          --                    584             584
                                                                                                                     ------------
    Total comprehensive income ......                                                                                       4,699
     Sale of common stock ...........       51         5          112       --          --                   --               117
     Dividends paid ($.43 per share)      --        --           --         --        (4,175)                --            (4,175)
                                        ------    ------   ----------   --------    --------    -----------------    ------------
Balance at December 31, 1998 ........    9,736    $  973   $   50,507   $   --      $ 54,775    $             651    $    106,906
                                        ======    ======   ==========   ========    ========    =================    ============

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED
                                                                   -----------------------------------------------------------
                                                                   DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1996
                                                                   -----------------    -----------------    -----------------
OPERATING ACTIVITIES
Net income ......................................................  $           4,115    $          13,600    $           8,762
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Provision for doubtful accounts ........................              1,099                  675                  662
         Depreciation ...........................................              3,938                3,700                3,972
         Amortization ...........................................              1,897                1,364                1,369
         Provision for deferred income tax benefit ..............             (2,711)                (286)                (128)
         Realized gain on marketable securities .................               --                    (70)                (528)
         Gain on sale of  equipment .............................               (124)                (152)                (163)
Changes in operating assets and liabilities, net of
     effect of acquisitions:
         Accounts receivable ....................................             (8,540)                 321                1,836
         Inventories ............................................              1,470               (6,367)                (536)
         Prepaid expenses and other .............................              1,731               (1,655)              (2,241)
         Trade accounts payable and accrued liabilities .........             (2,617)               1,756               (2,431)
         Income taxes payable ...................................                205                 (583)                (947)
                                                                   -----------------    -----------------    -----------------
Net cash provided by operating activities .......................                463               12,303                9,627

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ..............................               --                   --                   (941)
Purchase of property, plant and equipment .......................             (4,403)              (4,685)              (2,868)
Proceeds from sale of property, plant and equipment .............                342                  224                  251
Purchase of long-term investment ................................               (500)                --                   --
Sale of long-term investment ....................................              3,200                 --                   --
Proceeds from sale of marketable securities .....................               --                    150                  634
                                                                   -----------------    -----------------    -----------------
Net cash (used) by investing activities .........................             (1,361)              (4,311)              (2,924)

FINANCING ACTIVITIES
Net change in bank revolving credit facility ....................              7,600               (5,500)              (1,100)
Principal payments on long-term debt and capital leases .........               (729)                (841)              (2,265)
Proceeds from issuance of long-term debt ........................               --                   --                    641
Dividends paid ..................................................             (4,175)              (3,836)              (3,833)
Proceeds from sale of common stock and related ..................                117                2,533                  225
Cost of common stock repurchased ................................               --                 (1,631)                --
                                                                   -----------------    -----------------    -----------------
Net cash provided (used) by financing activities ................              2,813               (9,275)              (6,332)

Effect of exchange rate changes on cash .........................                 44                 (156)                  18
                                                                   -----------------    -----------------    -----------------
Net change in cash and cash equivalents .........................              1,959               (1,439)                 389
Cash and cash equivalents at beginning of the year ..............                789                2,228                1,839
                                                                   -----------------    -----------------    -----------------
Cash and cash equivalents at end of the year ....................  $           2,748    $             789    $           2,228
                                                                   =================    =================    =================

Cash paid during the year for:
     Interest ...................................................  $           2,547    $           2,215    $           2,608
     Income taxes ...............................................              5,100                6,979                6,400

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996


                       1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS AND SEGMENTS

    The Company manufactures tractor-mounted mowing and vegetation maintenance equipment and replacement parts for industrial and agricultural end-users.

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position. The Company operates in one business segment, the tractor-mounted mowing and vegetation maintenance equipment and replacement parts segment. The adoption of Statement 131 requires certain geographic disclosures which are included in Footnote 13.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the Company), all of which are wholly owned. Other investments are accounted for under the equity method or the cost method, as appropriate. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

    Until 1996, the Company's fiscal year comprised either a 52- or 53-week period that ended on the Saturday closest to December 31. All references to 1995 herein are to the fiscal year ended December 30, 1995 (52 weeks). In 1996, the Company changed to a calendar-year basis. There are no material differences in the results presented that result from this change.

FOREIGN CURRENCY

    The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated comprehensive income within the statement of stockholders' equity.

    The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

hedged transaction. At December 31, 1998, the Company had foreign currency forward contracts, maturing at various dates to September 1999, for $7,789,000. Foreign currency transaction gains or losses are included in Other income, net. For 1998, 1997 and 1996, such transactions netted a gain of $99,000 and losses of $346,000 and $436,000, respectively.

CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

MARKETABLE SECURITIES

    Marketable securities are carried at fair market value in Prepaid expenses and other, with unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income.

    Realized gains on sales of marketable securities, included in Other income, were $70,000 and $528,000 for the years 1997 and 1996, respectively.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large numbers and types of customers and their geographic dispersion.

INVENTORIES

    Inventories of U.S. operating subsidiaries are principally stated at the lower of cost (last-in, first-out method) ("LIFO") or market, and the Company's foreign subsidiaries' inventories are stated at the lower of cost (first-in, first-out) ("FIFO") or market.

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

GOODWILL

    Goodwill is related to purchase acquisitions and, with minor exceptions, is being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $5,036,000 and $3,531,000 for the years ended December 31, 1998 and December 31, 1997, respectively. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

LONG-TERM INVESTMENTS

    At December 31, 1998 and 1997, respectively, the Company had $1,000,000 and $500,000 invested in a Small Business Investment Company which is carried at cost in Other assets. The Company is committed to invest up to an additional $1,000,000. Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in Other assets in the accompanying financial statements, is not determinable at this date.

    Additionally in 1997, long-term investments carried in Other assets included an investment of approximately $3,200,000 in an auto parts manufacturer which was sold in 1998 for approximately its carrying value.

RELATED PARTY TRANSACTIONS

    Notes receivable from officers of the Company for $1,300,000 and $1,280,000 for the years ended 1998 and 1997, respectively, are included in Other assets.

REVENUE RECOGNITION

    Revenue is recognized when the product is shipped. Provisions for sales incentives and other sales-related expenses are made at the time of the sale.

RESEARCH AND DEVELOPMENT

    Product development and engineering costs charged to Selling, general and administrative expense amounted to $1,685,000, $1,712,000 and $1,747,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

FEDERAL INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

STOCK-BASED COMPENSATION

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

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

                              2. EARNINGS PER SHARE

    The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share amounts).

                                                     1998           1997           1996
                                                ------------   ------------   ------------
Net Income ..................................   $      4,115   $     13,600   $      8,762
                                                ============   ============   ============

Average Common Shares:
  BASIC (weighted-average outstanding shares)          9,714          9,602          9,585

    Dilutive potential common shares from
     stock options and warrants .............             16             72             56
                                                ============   ============   ============
  DILUTED (weighted-average outstanding
    shares) .................................          9,730          9,674          9,641
                                                ============   ============   ============

Basic earnings per share ....................   $       0.42   $       1.42   $       0.91
                                                ============   ============   ============

Diluted earnings per share ..................   $       0.42   $       1.41   $       0.91
                                                ============   ============   ============

    Stock options and warrants for 48,000 shares were not included in the 1998 diluted earnings per share calculation as they were antidilutive.

                   3. TERMINATION OF OPERATIONS OF SUBSIDIARY

    In December 1998, the operations of the Company's Chinese tractor import and marketing business, Rhino International, were terminated. This operation experienced a decline in sales and profitability related to market factors. Sales in 1998 were $2.2 million versus $7.8 million in 1997 and $4.5 million in 1996. Alamo is in the process of collection of accounts receivable of Rhino International and disposing of its remaining inventory and expects to conclude by mid-1999. In 1998, the effect of Rhino International operating losses, including settlement of certain litigation, charges of $0.9 million related to impairment of goodwill and other intangibles, $0.6 million of various other costs involved in terminating operations, and reserves for inventory and accounts receivable losses expected in final collection and disposition, was an after-tax loss of $6.4 million, or $0.66 per share, compared to an after-tax loss in 1997 of $0.9 million, or $0.08 per share. These charges are included in Net sales, Cost of sales and Selling, general and administrative expense as appropriate.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

                      4. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following (in thousands):

                                                             BALANCE     CHARGED TO    TRANSLATIONS,      NET WRITE-OFFS    BALANCE
                                                           BEGINNING OF  COSTS AND   RECLASSIFICATIONS     OR DISCOUNTS     END OF
                                                               YEAR      EXPENSES    AND ACQUISITIONS         TAKEN          YEAR
                                                           ------------  ----------  -----------------    --------------    -------
1998
Allowance for doubtful accounts ........................   $      1,840  $    1,099   $               9    $         (701)   $ 2,247
Reserve for sales discounts ............................          3,484      16,241                --             (14,536)     5,189
Reserve for inventory obsolescence .....................          3,779       2,363                  13              (449)     5,706

1997
Allowance for doubtful accounts ........................   $      1,521  $      675   $             (27)   $         (329)   $ 1,840
Reserve for sales discounts ............................          3,866      14,177                  (2)          (14,557)     3,484
Reserve for inventory obsolescence .....................          4,110         281                (113)             (499)     3,779

1996
Allowance for doubtful accounts ........................   $      1,192  $      662   $            (180)   $         (153)   $ 1,521
Reserve for sales discounts ............................          4,303      12,883                  25           (13,345)     3,866
Reserve for inventory obsolescence .....................          4,157         450                 567            (1,064)     4,110

                                 5. INVENTORIES

    Inventories valued at LIFO cost represented 87% and 81% of total inventory for the years ended December 31, 1998 and 1997, respectively. The excess of current costs over LIFO-valued inventories was $3,981,000 and $3,310,000 at December 31, 1998 and December 31, 1997, respectively. Net inventories consist of the following (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1998          1997
                                                     ------------   ------------
Finished wholegoods and parts ....................   $     57,571   $     57,804
Work in process ..................................          2,840          3,792
Raw materials ....................................          4,167          4,156
                                                     ============   ============
                                                     $     64,578   $     65,752
                                                     ============   ============

                        6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                    DECEMBER 31,    DECEMBER 31,      USEFUL
                                       1998            1997            LIVES
                                    ------------    ------------    ------------
Land ............................   $      1,965    $      2,012
Buildings and improvements ......         19,484          19,299      15-25 yrs.
Machinery and equipment .........         25,485          22,413          5 yrs.
Office furniture and
equipment .......................          5,602           4,781          5 yrs.

Transportation equipment ........          3,357           3,188        3-5 yrs.
                                    ------------    ------------
                                          55,893          51,693
  Accumulated depreciation ......        (32,989)        (29,216)
                                    ============    ============
                                    $     22,904    $     22,477
                                    ============    ============

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996


    Property, plant and equipment at December 31, 1998 and December 31, 1997 includes $6,513,000 and $7,070,000, respectively, for buildings held under capitalized leases.


                                    7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following balances (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                     ------------   ------------
Salaries, wages and bonuses ......................   $      3,227   $      2,876
Warranty .........................................          1,750          1,254
Other ............................................          2,019          1,966
                                                     ============   ============
                                                     $      6,996   $      6,096
                                                     ============   ============

                                8. LONG-TERM DEBT

    The components of long-term debt at December 31 are as follows (in thousands):

                                                           1998            1997
                                                         -------         -------
Bank revolving credit facility .................         $29,600         $22,000
Capital lease obligations ......................           6,514           6,802
Other notes payable ............................             231             542
                                                         -------         -------
Total long-term debt ...........................          36,345          29,344
Less current maturities ........................             487             727
                                                         =======         =======
                                                         $35,858         $28,617
                                                         =======         =======

    As of December 31, 1998, the Company had a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. Due to the losses related to Rhino International discussed in Note 3, the Company was not initially in compliance with certain of the covenants at December 31, 1998. The bank amended the covenant requirements effective for the period ended December 31, 1998 and for future periods. After this amendment the Company was in compliance with all covenants as of December 31, 1998. At December 31, 1998, $29,600,000 was drawn on the revolver at various interest rate options, with an average effective rate of 5.7%. At December 31, 1998, $1,161,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

    The aggregate maturities of long-term debt for the next five years, as of December 31, 1998, are as follows: $487,000 in 1999, $529,000 in 2000, $566,000 in 2001, $30,213,000 in 2002 and $670,000 in 2003.

    Long-term debt is substantially floating rate debt and is stated essentially at fair value.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                 9. INCOME TAXES

    U.S. and non-U.S. income before income taxes is as follows (in thousands):

                                                 1998         1997         1996
                                               -------      -------      -------
Income before income taxes:
  Domestic ..............................      $ 1,614      $14,210      $ 7,359
  Foreign ...............................        4,921        6,385        6,363
                                               =======      =======      =======
                                               $ 6,535      $20,595      $13,722
                                               =======      =======      =======


    The provision for income taxes consists of (in thousands):

                                              1998          1997          1996
                                            -------       -------       -------
Current:
  Federal ............................      $ 3,289       $ 4,892       $ 2,860
  Foreign ............................        1,907         2,176         1,987
  State ..............................          (63)          419           297
                                            -------       -------       -------
                                              5,133         7,487         5,144
Deferred:
  Federal ............................       (2,718)         (492)         (550)
  Foreign ............................            5          --             366
                                            -------       -------       -------
                                             (2,713)         (492)         (184)
                                            =======       =======       =======
        Total income taxes ...........      $ 2,420       $ 6,995       $ 4,960
                                            =======       =======       =======

    Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):

                                               1998         1997         1996
                                             -------      -------      -------
Statutory U.S. federal tax at 34%
(35% in 1997 and 1996) ..................    $ 2,222      $ 7,208      $ 4,803
  Increase (reduction) from:
    Non-U.S. taxes ......................        240         (292)         126
    U.S. State taxes ....................        (42)         272          193
    Other ...............................       --           (193)        (162)
                                             =======      =======      =======
Provision for income taxes ..............    $ 2,420      $ 6,995      $ 4,960
                                             =======      =======      =======
Actual tax rate .........................         37%          34%          36%


    At December 31, 1998, the Company had unremitted earnings of foreign subsidiaries of $17,474,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

    The components of deferred tax assets and liabilities included in the balance sheets are as follows (in thousands):

                                                              1998         1997
                                                             ------       ------
Deferred tax asset:
   Inventory .........................................       $1,942       $1,242
   Accounts receivable ...............................        2,127          486
   Depreciation ......................................        1,151        1,005
   Net operating loss carryforwards ..................           48          374
   Insurance .........................................          322          280
   Other current .....................................          948          447
   Other non-current .................................        1,005          783
                                                             ------       ------
    Total deferred asset .............................       $7,543       $4,617
                                                             ======       ======
Deferred tax liability:
   Difference between book basis and tax
    basis of assets ..................................       $3,232       $3,079
   Other .............................................          676          616
                                                             ------       ------
    Total deferred liability .........................       $3,908       $3,695
                                                             ======       ======

    At December 31, 1998, net current deferred tax assets were $5,087,000 ($2,288,000 in 1997). Net non-current deferred tax liabilities were $1,452,000 ($1,366,000 in 1997).

    The net deferred tax asset for the consolidated company rose from $922,000 at December 31, 1997 to $3,635,000 at December 31, 1998. This was in part due to the $4,907,000 of write-downs for the shutdown of Rhino International. These write-downs created a current deferred tax asset as of December 31, 1998 which is expected to be utilized in 1999. The net deferred tax asset for Rhino International was $2,297,000 and $321,000 as of December 31, 1998 and December 31, 1997, respectively.

                                10. COMMON STOCK

    In conjunction with the issuance of debt in a prior year, the Company issued warrants to purchase 62,500 shares of common stock to the lender. The exercise price of $16 per share is subject to adjustment, and the warrants expire in January 2000. The Company has reserved 62,500 shares of common stock for the warrants.

    Subsequent to December 31, 1998, the Company declared and paid a dividend of $0.11 per share.

                                11. STOCK OPTIONS

INCENTIVE OPTIONS

    On April 28, 1994, the stockholders approved an incentive stock option plan for key employees. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted will not be less than the fair market value of the common stock at the date the option is granted. At December 31, 1998, the Company has reserved 276,450 shares of common stock for these options.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

Following is a summary of activity in the incentive stock option plans for the periods indicated:

                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                1998           1997            1996
                                            ------------    ------------    ------------
Options outstanding at beginning of
  year ..................................         83,385         123,373         106,711
   Granted ..............................           --              --            43,000
   Exercised ............................        (30,885)        (14,863)        (12,938)
   Cancelled ............................         (1,300)        (25,125)        (13,400)
                                            ------------    ------------    ------------
Options outstanding at end of year ......         51,200          83,385         123,373
                                            ============    ============    ============
Options exercisable at end of year ......         26,750          44,385          35,098
                                            ============    ============    ============
Options available for grant at end
of year .................................        225,250         224,400         199,950
                                            ============    ============    ============

    PER SHARE OPTION PRICES, FOR OPTIONS OUTSTANDING AT DECEMBER 31, 1998, RANGED FROM $15.38 TO $18.75.

NONQUALIFIED OPTIONS

    On February 2, 1993, the Company granted nonqualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. During 1998 and 1997, 20,000 and 160,000 shares were exercised, respectively, and 20,000 shares remain outstanding and exercisable at December 31, 1998.

                          12. RETIREMENT BENEFIT PLANS

    The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 1998, 1997 and 1996 were $620,000, $399,000 and $458,000, respectively.

    Two of the Company's foreign subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's foreign subsidiaries contribute between 5.8% and 9.6% of the participant's salary up to a specific limit. Contributions were $428,000 in 1998, $453,000 in 1997 and $508,000 in 1996.

                13. FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

    Following is selected financial information on the Company's foreign operations (located in Europe) (in thousands):

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1998           1997          1996
                                                  ------------   ------------   ------------
Net Sales .....................................   $     41,027   $     46,241   $     47,519
Income from operations ........................          5,060          7,053          7,406
Income before income taxes and allocated
interest expense ..............................          4,921          6,385          6,363
Identifiable assets ...........................         42,117         39,744         43,480

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

    Following is other selected geographic financial information on the Company's operations (in thousands):

                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1998           1997           1996
                                            ------------   ------------   ------------
Geographic net sales:
   United States ........................   $    156,809   $    152,492   $    132,676
   United Kingdom .......................         13,534         17,446         18,991
   France ...............................         19,466         19,305         19,641
   Other ................................         10,744         13,849         12,287
                                            ------------   ------------   ------------
Total net sales .........................   $    200,553   $    203,092   $    183,595
                                            ============   ============   ============
Geographic location of long lived assets:
   United States ........................   $     23,697   $     27,684   $     26,321
   United Kingdom .......................         10,132         10,686         11,855
   France ...............................          4,495          4,608          5,829
                                            ------------   ------------   ------------
Total long lived assets .................   $     38,324   $     42,978   $     44,005
                                            ============   ============   ============

    Net sales are attributed to countries based on the location of customers.

                            14. COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. The adoption of this Statement has no impact on the net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in stockholders' equity, to be included, along with net income, in Comprehensive income. Prior years' data have been conformed to the requirements of Statement 130.

    For 1998, 1997 and 1996 the Company's Comprehensive income was $4,699,000, $11,949,000 and $10,153,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                          1998    1997     1996
                                                          ----    ----    ------
Unrealized gains on securities
   (net of income taxes of
   $48,000) ..........................................    $ --    $ --    $   90
Foreign currency translation
   adjustments .......................................     651      67     1,628
                                                          ----    ----    ------
Accumulated other comprehensive
   income ............................................    $651    $ 67    $1,718
                                                          ====    ====    ======

                        15. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases office space and transportation equipment under various operating leases which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 1998, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                         OPERATING   CAPITALIZED
                                                          LEASES        LEASES
                                                         ---------   -----------
1999 .................................................   $     849   $       964
2000 .................................................         457           985
2001 .................................................         435           985
2002 .................................................         147           985
2003 .................................................          30           985
Thereafter ...........................................          61         5,030
                                                         ---------   -----------
Total minimum lease payments .........................   $   1,979         9,934
                                                         =========   ===========
Less amount representing interest ....................                     3,420
                                                                     -----------
Present value of net minimum lease payments ..........                     6,514
Less current portion .................................                       441
                                                                     ===========
Long-term portion ....................................               $     6,073
                                                                     ===========


    Rental expense for operating leases was $1,221,000 for 1998, $1,176,000 for 1997 and $1,217,000 for 1996.

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

    The Company was involved in a lawsuit between Rhino International and certain of its dealers and former dealers. This lawsuit involved claims against Rhino International totaling $3.8 million. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of its recovery. The judgment is being appealed by both parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position. In 1998, the Company settled (with prejudice) certain other litigation relating to the Company's acquisition of Rhino International. The cost to the Company of the settlement of this litigation is reflected in Selling, general and administrative expense in 1998.

    The Company has an executive loan program pursuant to which the Company may make loans to certain officers and employees of the Company as approved by the Compensation Committee of the Board of Directors to purchase stock of the Company. All loans are secured by the pledge of shares being purchased. The maximum aggregate amount which officers and employees may borrow is $400,000 and $200,000, respectively. Each loan bears interest at prime and is payable quarterly. As of December 31, 1998, and 1997, $585,000 and $46,000,
respectively, were outstanding under the program and are included in Additional paid-in capital.

    Certain equipment receivables have been sold under financing agreements with third-party lending institutions whereby the Company is potentially subject to recourse. At December 31, 1998, $1,300,000 is outstanding under these arrangements.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

                    16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1998 and 1997 is presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August. (In thousands, except per share amounts).

                                                    1998                                                1997
                             -------------------------------------------------    -------------------------------------------------
                                FIRST       SECOND       THIRD        FOURTH         FIRST       SECOND        THIRD       FOURTH
                             ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
Sales ...................... $   48,727   $   60,392   $   51,024   $   40,410    $   51,643   $   58,433   $   52,220   $   40,796
Gross profit ...............     11,348       16,200       13,631        2,479        12,736       16,569       15,624        8,223
Net income (loss) ..........      1,926        4,472        2,061       (4,344)        3,278        5,190        4,910          222
Earnings per share
     Diluted ............... $      .20   $      .46   $      .21   $     (.45)   $      .34   $      .54   $      .51   $      .02
Average shares
     Diluted ...............      9,715        9,720        9,747        9,736         9,647        9,654        9,687        9,709
Dividends per share ........ $      .10   $      .11   $      .11   $      .11    $      .10   $      .10   $      .10   $      .10
Market price of common stock
     High .................. $ 21-13/16   $       19   $   19-3/4   $  15-7/16    $       18   $   20-7/8   $   23-3/4   $   23-1/4
     Low ...................     15-3/8       14-1/2       13-1/2       10-5/8        15-3/8       13-1/2     18-11/16       19-5/8

    Financial data for the 1998 third and fourth quarters is impacted by the settlement of certain litigation and termination of operations of Rhino International, as described in Footnote 3.