Form 10-Q
period 1999-03-31
ALAMO GROUP INC
filed 1999-05-14
CIK 897077

___________________________________________________________________________
___________________________________________________________________________

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM  10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

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

At May 1, 1999, 9,735,759 shares of common stock, $.10 par value, of the Registrant were outstanding.




                    Alamo Group Inc. and Subsidiaries

                                INDEX



                                                                    PAGE


PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements
         (Unaudited)

  Interim Condensed Consolidated Statements of Income  -
  Three months ended March 31, 1999 and March 31, 1998	              3

  Interim Condensed Consolidated Balance Sheets -
  March 31, 1999 and December 31, 1998 (Audited)                     4

  Interim Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1999 and March 31, 1998               5

  Notes to Interim Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation	                         9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks  	                                            14


PART II.  OTHER INFORMATION

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K  	                        16


SIGNATURES 	                                                        17





Item 1. Interim Condensed Consolidated Financial Statements


                       Alamo Group Inc. and Subsidiaries
               Interim Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)
                                 (Unaudited)



                                                    Three Months Ended
                                                -----------------------------
                                                March 31,           March 31,
                                                  1999                1998
                                                ---------           ---------
Net sales:
 Domestic
 Agricultural                                  $   19,143          $   25,949
 Industrial                                        13,358              13,330
 European                                           9,667               9,448
                                               ----------          ----------
Total net sales                                    42,168              48,727

Cost of sales                                      32,090              37,379
                                               ----------          ----------
Gross profit                                       10,078              11,348

Selling, general and administrative expense         6,864               7,397
                                               ----------          ----------
 Income from operations                             3,214               3,951

Interest expense                                     (658)               (712)
Interest income                                       102                 174

Other income (expense), net                          (132)               (229)
                                               -----------         -----------
 Income before income taxes                         2,526               3,184

Provision for income taxes                            906               1,258
                                               -----------         -----------
   Net income                                      $1,620              $1,926
                                               ===========         ===========

Net income per common share:
Basic                                              $ 0.17              $ 0.20
Diluted                                            $ 0.17              $ 0.20

Average common shares:
Basic                                               9,736               9,685
Diluted                                             9,736               9,715

Dividends declared                                 $ 0.11              $ 0.10


                           See accompanying notes.





                     Alamo Group Inc. and Subsidiaries
                Interim Condensed Consolidated Balance Sheets
                   (in thousands, except share amounts)




                                            March 31,             December 31,
                                              1999                    1998
                                           (Unaudited)             (Audited)
                                           -----------            ------------
ASSETS
 Current assets:
 Cash and cash equivalents                 $     1,011            $      2,748
 Accounts receivable                            60,188                  49,834
 Inventories                                    62,941                  64,578
 Deferred income taxes                           5,087                   5,087
 Prepaid expenses                                  896                   1,067
                                          ------------           -------------
   Total current assets                        130,123                 123,314

Property, plant and equipment                   55,242                  55,893
 Less:  Accumulated depreciation               (33,365)                (32,989)
                                         -------------           --------------
                                                21,877                  22,904

Goodwill                                        10,837                  11,411
Other assets                                     3,892                   4,009
                                        --------------           -------------

  Total assets                          $      166,729           $     161,638
                                        ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Trade accounts payable                        12,381                   9,461
  Income taxes payable                           1,223                     478
  Accrued liabilities                            7,429                   6,996
  Current maturities of long-term debt             473                     487
                                        --------------          --------------
   Total current liabilities                    21,506                  17,422

Long-term debt, net of current maturities       37,596                  35,858
Deferred income taxes                            1,461                   1,452


Stockholders' equity:
Common stock, $.10 par value, 20,000,000
shares authorized; 9,735,759 issued and
outstanding at March 31, 1999 and December
31, 1998                                          973                      973
Additional paid-in capital                     50,455                   50,507
Retained earnings                              55,324                   54,775
Accumulated other comprehensive income           (586)                     651
                                         -------------         ---------------
 Total stockholders' equity                   106,166                  106,906

 Total liabilities and stockholders'
 equity                                  $    166,729          $       161,638
                                         =============         ===============


                         See accompanying notes.


                  Alamo Group Inc. and Subsidiaries
      Interim Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                            (Unaudited)


                                                   Three Months Ended
                                             ---------------------------------
                                               March 31,           March 31,
                                                 1999                 1998
                                             ----------------   --------------
Operating Activities
Net income                                   $          1,620   $       1,926
Adjustment to reconcile net income
  to net cash provided (used) by
  operating activities:
   Provision for doubtful accounts                        115              62
   Depreciation                                         1,012             962
   Amortization                                           276             314
   Provision for deferred income tax
   benefit                                                  3               6
   (Gain) loss on sale of equipment                       (59)             17
Changes in operating assets and liabilities:
   Accounts receivable                                (10,930)        (15,574)
   Inventories                                          1,022         (10,205)
   Prepaid expenses and other assets                      231            (127)
   Trade accounts payable and accrued
    liabilities                                         3,724           6,030
   Income taxes payable                                   801           1,066
                                                 -------------      -----------
Net cash provided (used) by operating a
  activities                                           (2,185)        (15,523)

Investing Activities
Purchase of property, plant and equipment                (457)         (1,181)
Proceeds from sale of property, plant and
 equipment                                                 82             119
Purchase of long-term investment                           -             (500)
Sale of long-term investment                               -            3,200
                                               ----------------     -----------
Net cash provided (used) by investing
 activities                                              (375)          1,638


Financing Activities
Net change in bank revolving credit
 facility                                               2,100          15,000
Principal payments on long-term debt and
  capital leases                                         (115)           (382)
Dividends paid                                         (1,071)           (968)
                                              -----------------    ------------
Net cash provided (used) by financing
  activities                                              914          13,650


Effect of exchange rate changes on cash                   (91)             42
                                             -----------------    -------------
Net change in cash and cash equivalents                (1,737)           (193)
Cash and cash equivalents at beginning
 of the period                                          2,748             789
                                             -----------------    -------------
Cash and cash equivalents at end of
 the period                                 $           1,011     $       596
                                            =================     =============

Cash paid during the period for:
 Interest                                   $             720     $      540
 Income taxes                                             (51)           (31)


                            See accompanying notes.


                     Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                              March 31, 1999


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial state-ments of Alamo Group Inc. and its subsidiaries (the "Company") have been pre-pared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected during the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the auditd financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further infor-mation, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended De-cember 31, 1998.

2.  Accounts Receivable

Accounts Receivable has shown less allowance for doubtful accounts of $2,281,000 and $2,247,000 at March 31,1999 and December 31, 1998, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 82% and 87% of total inventory at each of March 31, 1999 and December 31, 1998, respectively. The excess of cur-rent costs over LIFO valued inventories were $3,981,000 at March 31, 1999 and December 31, 1998. Inventory obsolescence reserves were $5,045,000 at March 31, 1999 and $5,706,000 at December 31, 1998. Net inventories consist of the fol-lowing (in thousands):

                                              March 31,      December 31,
                                                1999             1998
                                          --------------   ----------------
Finished goods                            $       55,000   $         57,571
Work in process                                    3,808              2,840
Raw materials                                      4,133              4,167
                                          --------------   ----------------
                                         $        62,941   $         64,578
                                         ===============   ================

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accord-ingly, interim LIFO must necessarily be based on management's estimates of ex-pected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

                                                Three Months Ended
                                       ---------------------------------------
                                          March 31,            March 31,
                                            1999                 1998
                                       ----------------     -----------------
Dividends declared                     $           0.11     $            0.10
Dividends paid                         $           0.11     $            0.10



                    Alamo Group Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
                      March 31, 1999 - (Continued)


5. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted aver-age common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                    Three Months Ended
                                                --------------------------------
                                                  March 31,         March 31,
                                                    1999               1998
                                                --------------    --------------
Net Income	                                     $        1,620    $      1,926
                                                ==============    ==============


Average Common Shares:
	BASIC (weighted-average outstanding shares)	           9,736            9,685

  Dilutive potential common shares from stock
	 options and warrants                                     -                30
                                                --------------   ---------------
	DILUTED (weighted-average outstanding shares) 	        9,736            9,715
                                                ==============   ===============

Basic earnings per share	                      $         0.17    $        0.20
                                               ==============    ===============

Diluted earnings per share	                    $         0.17    $        0.20



6.   New Accounting Standards and Disclosures

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133,"Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives to hedge certain foreign receivables and inter-company loans, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial posi-tion of the Company.

Costs of Computer Software Developed for or Obtained For Internal Use. In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". The SOP was effective adopted by the Company as of January 1, 1999. The SOP requires the capital-ization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company does not anticipate the adoption of this SOP will have a material impact on the Com-pany's future earnings or financial position.

7.  Comprehensive Income

During the first quarter of 1999 and 1998, Comprehensive Income amounted to $383,000 and $1,899,000, respectively.


                    Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                      March 31, 1999 - (Continued)


The components of Comprehensive Income, are as follows (in thousands):


                                                       Three Months Ended
                                               ---------------------------------
                                                 March 31,       March 31,
                                                    1999           1998
                                               -------------   -----------------
Net income                                     $      1,620    $       1,926
Unrealized gains on securities                          -                 -
Foreign currency translation adjustments             (1,237)             (27)
                                              --------------   ----------------

Comprehensive income                          $         383   $        1,899
                                              ==============  ==================

The components of  Accumulated Other Income are as follows (in thousands):

                                                    Three Months Ended
                                              ----------------------------------
                                                March 31,         March 31,
                                                  1999              1998
                                             -------------    ------------------
Unrealized gains on securities               $      -         $        -
Foreign currency translation adjustments             (586)                 651
                                             -------------    ------------------

Accumulated other comprehensive income       $       (586)    $            651
                                             =============    ==================


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

The Company was involved in a lawsuit between Rhino International and certain of its dealers and former dealers. This lawsuit involved claims against Rhino International totaling $3,800,000. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of Rhino International's recovery. The judgment is being appealed by both parties. While the ulti-mate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidate financial position.

The Company has been named in a lawsuit between Rhino International and another of its former dealers. This lawsuit involves claims that are to date unspecified. The Company believes it has meritorious defenses against this matter and will vigorously defend the pending claims and prosecute appropriate counter claims. While the ultimate outcome of this matter cannot be deter-mined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.




                    Alamo Group Inc. and Subsidiaries

                 Notes to Interim Condensed Consolidated
                   Financial Statements - (Unaudited)

                     March 31, 1999 - (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

                                                          Three Months Ended
                                                    ----------------------------
(Sales, as Percent of Net Sales)                       March 31,   March 31,
                                                          1999        1998
                                                    -------------  -------------
Domestic
 Agricultural                                            45.4%        53.3%
 Industrial                                              31.7%        27.3%
European                                                 22.9%        19.4%
                                                   -------------  -------------
 Total sales, net                                       100.0%       100.0%


                                                         Three Months Ended
                                                   -----------------------------
(Cost Trends and Profit Margin,                       March 31,     March 31,
as Percentages of Net Sales)                            1999            1998
                                                  --------------  --------------

Gross margin                                            23.9%         23.3%
Income from operations                                   7.6%          8.1%
Income before income taxes                               6.0%          6.5%
Net income                                               3.8%          4.0%


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net sales for the first quarter were $42,168,000, a decrease of  $6,559,000 or 13.5% compared to $48,727,000 for the first quarter 1998. Domestic agri-cultural sales in the first quarter of 1999 were $19,143,000 compared to $25,949,000 in the same period of 1998, a decrease of $6,806,000 or 26.2%, due primarily to a cyclical decline in the agricultural industry which began in late 1998 and a reduction in replacement part sales due to the ongoing effect of drought conditions in market areas of the Southeastern and South-western United States. The Company anticipates weak U.S. agricultural mar-kets to continue for most of 1999 and that this weakness will continue to have a negative impact on its sales and profits. Domestic industrial sales remained approximately level for the first quarter of 1999 compared to 1998, with sales of $13,358,000 in 1999 compared to $13,330,000 in 1998. Despite strong backlogs in the first quarter of 1999, industrial sales were hampered by a slowdown in tractor delivery time. Industrial product mix improved with sales of both wholegoods and parts for original manufacturers showing favor-able increases while lower margin tractor sales declined. European sales for first quarter 1999 were $9,667,000, an increase of $219,000 or 2.3%, compared to $9,448,000 during the first quarter of 1998. The increase was due to im-proving economic and market conditions throughout the United Kingdom ("U.K.") and France.


                  Alamo Group Inc. and Subsidiaries

        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Gross profit was $10,078,000 (23.9% of net sales) for the first quarter of 1999 compared to $11,348,000 (23.3% of net sales) for the same period in the prior year. Gross profits were negatively impacted by lower production
volumes which resulted in lower overhead absorption.   Severe weather con-
ditions during the first quarter which damaged a facility and caused produc-tion delays in our facilities located in the Midwest also adversely impacted gross profits.

Selling, general and administration expenses for the first quarter of 1999 were $6,864,000 (16.3% of net sales) compared to $7,397,000 (15.2% of net sales)
for the same period of 1998. The decrease in selling, general and admini-stration expenses of $533,000 was primarily attributable to lower marketing expenses related to reduced sales volume as well as lower advertising and promotional expenses.

The Company recorded an income tax provision of $906,000 (effective tax rate of 35.9%) and $1,258,000 (effective tax rate of 39.5%) for the first quarter of 1999 and 1998, respectively. The reduction in the effective tax rate was largely attributable to a reduced tax rate in the U.K. from 33% in 1998 to 31% in 1999 and improved U.S. state tax planning during the first quarter of 1999.

Net income for the first quarter of 1999 was $1,620,000, or $0.17 per share, compared to $1,926,000 or $0.20 per share for the same period in 1998 as a result of the factors described above.

Liquidity and Capital Resources

Net cash used by operating activities was $2,185,000 for the three month period ended March 31, 1999, compared to $15,523,000 for the same period in 1998, a decline of $13,338,000. The decrease was primarily attributable to reduc-tions of inventory levels, as described below.

The Company's working capital requirements are seasonal with investments in working capital typically building during the first half of the year and then declining in the second half of the year. The Company had $108,617,000 of working capital, as of March 31, 1999, an increase of $2,725,000 over working capital of $105,892,000 as of December 31, 1998. The increase in working capital was primarily due to higher accounts receivable, particularly in U.S. operations, reflecting the impact of normal seasonal fluctuation. Inventory which is also seasonally affected, was actually down as a result of corporate efforts to reduce overall inventory levels. An inventory reduction plan was put in place during the latter part of 1998 which has produced tighter in-ventory controls.

Capital expenditures were $457,000 for the first quarter of 1999, compared to $1,181,000 during the first quarter of 1998. Capital expenditures for the year of 1999 are expected to be approximately $5,000,000 which are in line with historical levels. The Company expects to fund such expenditures from operating cash flows or through its revolving credit facility, described below.

The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998 or in the first quarter of 1999.

Net cash provided by financing activities was $914,000 during the first quarter of 1999 compared to $13,650,000 for the same period in 1998. The decrease primarily came from less borrowings on the bank revolving credit facility due to tighter controls on inventory levels. This directly resulted in less in-ventory purchased for the quarter as well as reductions in excess inventory.



                      Alamo Group Inc. and Subsidiaries

           Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


As of March 31, 1999, the Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all covenants at March 31, 1999. As of March 31, 1999, $31,700,000 had been borrowed under the revolving credit facility at various interest rate options, with an average effective rate of 5.8%. At March 31, 1999, $1,260,000 of the revolver capacity was committed to irrevo-cable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occur-ring in the first quarter and early spring.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit for-mat. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disrup-tions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. Both U.S. and international companies that do not address the Year 2000 issue could ex-perience business disruptions such as system failures or miscalculations that could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in sim-ilar normal business activities.

State of Readiness

To date, the Company has fully completed its assessment of all its informa-tion systems that could be significantly affected by the Year 2000. The com-pleted assessment indicated that most of the Company's significant informa-tion technology systems in its domestic operations would not be affected. This is due to the fact that the Company's primary operating system does not utilize a two digit date format. The Company presently believes that any required modifications will be made in the ordinary course of business and will be completed by the third quarter 1999.

The Company's systems utilized in its European operations are an older ver-sion of the U.S. operating system and are not 100% Year 2000 compliant. The Company is in the process of testing and updating its European programs which are not compliant. This process is expected to be completed in the third quarter of 1999 and such modifications will be made in the ordinary course of business.

The Company has substantially completed the assessment of its software and hardware (embedded chips) used in production and manufacturing systems and does not anticipate any significant required modifications.


                   Alamo Group Inc. and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


The Company's products are generally not dependent on computer chips, and ac-cordingly, the Company does not believe that the Year 2000 presents a mater-ial exposure as it relates to its products.

In addition, the Company has gathered information about the Year 2000 compli-ance status of its significant suppliers and subcontractors ("external agents") and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would mater-ially impact the Company's results of operations, liquidity, or capital re-sources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not determinable. However, the inability of external agents to complete their Year 2000 resolution process in a timely fashion may materially impact the Company.

Costs

The Company will primarily utilize internal resources to test, reprogram, or replace, and implement software and operating equipment for Year 2000 modifi-cations. The total cost of the Year 2000 project is not expected to exceed $100,000 and is being expensed as incurred.

Risks and Worst Case Scenario

Management of the Company believes it has an effective program in place to re-solve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Although no assurances can be given as to the Company's compliance, particularly as it re-lates to third parties, including governmental entities, based upon the pro-gress to date, the Company does not expect that the future costs of modifi-cations or the consequences of any unsuccessful modifications will have a ma-terial adverse impact on the Company's financial position or results of oper-ations. Accordingly, the Company believes the most likely worst case Year 2000 scenario would not have a material adverse impact on the Company's finan-cial position or results of operations. However, there can be no assurance that the Company will not experience unanticipated costs and/or business in-terruptions due to Year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material ad-verse effect on the Company's consolidated results of operations.

Contingency Plan

The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to eval-uate the status of completion during the third quarter of 1999 and determine whether such a plan is necessary.

Euro Conversion

On January 1, 1999, the European Economic and Monetary Union (EMU) entered a three-year transition phase during which a new common currency, the "euro", was introduced in participating countries which established fixed conversion rates through the European Central Bank (ECB) between existing local cur-rencies and the euro. From that date, the euro is traded on currency ex-changes.

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


                    Alamo Group Inc. and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Based on its evaluation to date, management believes that the introduction of the euro will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guaran-tee that all issues will be foreseen and corrected or that other third par-ties will address the conversion successfully.

The Company has reviewed its information systems software and identified modi-fications necessary to ensure business transactions can be conducted consistent with the requirements of the conversion to the euro. Certain of these modi-fications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the euro conversion to be immaterial. Any costs associated with imple-menting changes to comply with the euro conversion are expensed as incurred.

The euro introduction is not expected to have a material impact on the Com-pany's overall currency risk. The Company anticipates the euro will simplify financial issues related to cross-border trade in the EMU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. However, the Company believes that the associated savings will not be material to corporate results.

Termination of Merger Agreement

As previously reported by the Company in prior filings with the Securities and Exchange Commission the Company had entered into a merger agreement (the "Merger Agreement") among the Company, WEC Company, a subsidiary of Woods Equipment Company ("WEC"), and AGI Acquisition Corp., a subsidiary of WEC Com-pany, which provided for the acquisition of the Company by WEC at a purchase price of $18.50 per share of the Company's common stock. The Merger Agree-ment was approved by the Company's stockholders at a special meeting held on November 18, 1998. Subsequent to the special meeting, after disagreements between parties as to the satisfaction of certain closing conditions (inclu-ding disagreement as to whether a material adverse effect had occurred with respect to the Company), WEC Company and Alamo mutually agreed to terminate the Merger Agreement and abandon the proposed merger on February 23, 1999.
The Company now intends to focus its attention on growing and strengthening its operations as an independent company.

Cessation of Rhino International's Operation

On December 31, 1998, Rhino International, a subsidiary of the Company, advised its customers and suppliers that it would cease operations as a distributor of imported Chinese tractors and other related equipment and would commence winding up its operations immediately. Rhino International, which was acquired in 1995, is not related to the Company's core business. Disposal of the as-sets of the Rhino International operation is under way, and the Company anti-cipates that these activities should be concluded by mid-1999. The Company does not expect these results to have a material impact on the Company.

Forward-Looking Information

Item 2. "Management's Discussion and Analysis of Financial Condition and Re-sults of Operations" and Item 3. "Quantitative and Qualitative Disclosures A-bout Market Risks" contained in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addi-tion, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Com-pany's 1999 operating results.


                    Alamo Group Inc. and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Statements that are not historical are forward-looking. When used by or on be-half of the Company, the words "estimate", "believe", "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties. These uncertain-ties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Par-ticular risks and uncertainties facing the Company at the present include continued deterioration in the Company's United States agricultural market and softening in its international markets; increased competition in the Company's businesses from competitors that have greater financial resources; the impact of the strong dollar and British pound which increase the cost of the Company's products in foreign markets; competitive implications and price transparencies related to the euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market ac-ceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire qual-ity employees.

In addition, the Company is subject to risks and uncertainties facing its in-dustry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather condi-tions affecting demand; slower growth in the Company's markets; financial market changes including increases in interests rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; unanticipated problems or costs associated with accommodation of the Year 2000 in computer applications or products; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers and financial service organizations to implement computer applica-tions accommodating the Year 2000; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regula-tions and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

The Company wishes to caution readers not to place undue reliance on any for-ward-looking statement and to recognize that the statements are not predic-tions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical re-sults, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive, and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may em-erge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's businesses.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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


                   Alamo Group Inc. and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Foreign Currency Risk

As a Result of Foreign Sales

A portion of the Company's operations consist of manufacturing and sales ac-tivities in foreign jurisdictions. The Company manufactures its products in the United States, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Com-pany's sales from its U.K. operations are denominated in other European cur-rencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other European markets in which its U.K. subsidiaries dis-tribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales over a period of six months.
As of March 31, 1999, the Company had outstanding forward exchange contracts to sell $6,659,000 of foreign currencies including approximately $5,000,000 related to a short-term inter-company cash transfer. A 15% fluctuation in foreign currency exchange rates for these currencies would change the market value by approximately $1,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

As a Result of Foreign Translation

The Company's earnings and financial position are affected by foreign cur-rency exchange rate fluctuations related to its wholly-owned subsidiaries in the U. K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any per-centage greater than 5% could not be justified in this hypothetical cal-culation due to historical information not supporting a larger percent change. The translation adjustment during the first quarter of 1999 was a loss of $1,237,000, which was primarily caused due to the weakening of the British pound to the U.S. dollar. On March 31, 1999, the British pound closed at
0.6204 relative to 1.00 U.S. dollar, and the French franc closed at 0.1020 relative to 1.00 British pound. By comparison, on March 31, 1998, the Bri-tish pound closed at 0.5983 relative to 1.00 U.S. dollar, and the French franc closed at 0.0964 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how fur-ther movements in those currencies could affect future earnings or the fin-ancial position of the Company.

Interest Rate Risk

At March 31, 1999 the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in in-terest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter of 1999 average in-terest rate under these borrowings, the Company's interest expense would have changed by approximately $150,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analy-sis does not consider the effects of the change in the level of overall eco-nomic activity that could exist in such an environment.


                    Alamo Group Inc. and Subsidiaries


PART II.	Other Information

Item 1.		None
Item 2.		None
Item 3.		None
Item 4.		None
Item 5.		None
Item 6.		Exhibits and Reports on Form 8-K

         (a) Exhibits
             The following exhibits are included herein:
             (10.1) Letter of Agreement Between Alamo Group Inc., WEC Company and AGI Acquisition Corp. dated February 23, 1999, terminating the Merger Agreement between the parties dated September 4, 1998 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).
             (27.1) Financial Data Schedule

         (b) Reports on Form 8-K
             Form 8-K dated March 1, 1999, Reporting Item 5 and Item 7




                   Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the un-dersigned thereunto duly authorized.




                                         Alamo Group Inc.
                                         (Registrant)



                                         /s/
                                         -----------------------------------
                                  							Oran F. Logan
                                  							President and COO
                                  							(Acting Principal Accounting and
                                         Financial Officer)




