Form 10QSB
period 1999-06-30
ALAMO GROUP INC
filed 1999-08-16
CIK 897077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

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
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


                      1502 EAST WALNUT, SEGUIN, TEXAS 78155
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                      ALAMO GROUP INC. AND SUBSIDIARIES

                                    INDEX
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements  (Unaudited)

      Interim Condensed Consolidated Statements of Income Three months
      and Six months ended June 30, 1999 and June 30, 1998                     3

      Interim Condensed Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998 (Audited)                            4

      Interim Condensed Consolidated Statements of Cash Flows Six months
      ended June 30, 1999 and June 30, 1998                                    5

      Notes to Interim Condensed Consolidated Financial Statements             6

Item 2. Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risks


PART II. OTHER INFORMATION

Item 1. None
Item 2. None
Item 3. None
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. None
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                      ALAMO GROUP INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    ---------------------------         ----------------------------
                                                                     JUNE 30,         JUNE 30,          JUNE 30,           JUNE 30,
                                                                       1999             1998              1999               1998
                                                                    ---------         ---------         ---------         ---------
Net sales:
   Domestic
      Agricultural .........................................        $  20,151         $  29,495         $  39,294         $  55,444
      Industrial ...........................................           19,244            18,866            32,602            32,196
   European ................................................           11,700            12,031            21,367            21,479
                                                                    ---------         ---------         ---------         ---------
Total net sales ............................................           51,095            60,392            93,263           109,119
Cost of sales ..............................................           37,750            44,192            69,840            81,571
                                                                    ---------         ---------         ---------         ---------
Gross Profits ..............................................           13,345            16,200            23,423            27,548
Selling, general and administrative expense ................            7,159             8,424            14,023            15,821
                                                                    ---------         ---------         ---------         ---------
   Income from operations ..................................            6,186             7,776             9,400            11,727
Interest expense ...........................................             (432)             (742)           (1,090)           (1,454)
Interest income ............................................              105               142               207               316
Other income (expense), net ................................             (201)               10              (333)             (219)
                                                                    ---------         ---------         ---------         ---------
   Income before income taxes ..............................            5,658             7,186             8,184            10,370
Provision for income taxes .................................            2,050             2,714             2,956             3,972
                                                                    ---------         ---------         ---------         ---------
   Net income ..............................................        $   3,608         $   4,472         $   5,228         $   6,398
                                                                    =========         =========         =========         =========
Net income per common share:
   Basic ...................................................        $    0.37         $    0.46         $    0.54         $    0.66
                                                                    =========         =========         =========         =========
   Diluted .................................................        $    0.37         $    0.46         $    0.54         $    0.66
                                                                    =========         =========         =========         =========
Average common shares:
   Basic ...................................................            9,736             9,701             9,736             9,693
                                                                    =========         =========         =========         =========
   Diluted .................................................            9,736             9,720             9,736             9,718
                                                                    =========         =========         =========         =========
Dividends Declared .........................................        $    0.11         $    0.11         $    0.22         $    0.21

                           See accompanying notes.

                      ALAMO GROUP INC. AND SUBSIDIARIES
                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                   JUNE 30,       DECEMBER 31,
                                                                    1999             1998
                                                                 (UNAUDITED)       (AUDITED)
                                                                -------------    -------------
ASSETS
  Current assets:
   Cash and cash equivalents ................................   $       1,093    $       2,748
   Accounts receivable ......................................          54,439           49,834
   Inventories ..............................................          54,737           64,578
   Deferred income taxes ....................................           5,087            5,087
   Prepaid expenses .........................................           1,147            1,067
                                                                -------------    -------------
     Total current assets ...................................         116,503          123,314

  Property, plant and equipment .............................          55,483           55,893
   Less:  Accumulated depreciation ..........................         (33,977)         (32,989)
                                                                -------------    -------------
                                                                       21,506           22,904
Goodwill ....................................................          10,415           11,411
  Other assets ..............................................           3,256            4,009
                                                                -------------    -------------
     Total assets ...........................................   $     151,680    $     161,638
                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Trade accounts payable ...................................   $      10,932    $       9,461
   Income Taxes payable .....................................           3,111              478
   Accured liabilities ......................................           8,160            6,996
   Current maturities of long-term debt .....................             476              487
                                                                -------------    -------------
     Total current liabilities ..............................          22,679           17,422

  Long-term debt, net of current maturities .................          19,673           35,858
  Deferred income taxes .....................................           1,466            1,452


  Stockholders'equity:
  Common stock, $.10 par value, 20,000,000 shares authorized;
   9,735,809 and 9,735,759 issued and outstanding at June 30,
   1999 and December 31, 1998, respectively .................             973              973
  Additional paid-in capital ................................          50,456           50,507
  Retained earnings .........................................          57,861           54,775
  Accumulated other comprehensive income ....................          (1,428)             651
                                                                -------------    -------------
   Total stockholders'equity ................................         107,862          106,906
                                                                -------------    -------------
   Total liabilities and stockholders' equity ...............   $     151,680    $     161,638
                                                                =============    =============

                           See accompanying notes.

                      ALAMO GROUP INC. AND SUBSIDIARIES
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                             SIX MONTHS ENDED

                                                           JUNE 30,    JUNE 30,
                                                             1999        1998
                                                           --------    --------
OPERATING ACTIVITIES
Net Income .............................................   $  5,228    $  6,398
Adjustment to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for doubtful accounts ....................        140         445
    Depreciation .......................................      2,007       1,917
    Amortization .......................................        598         689
    Provision for deferred income tax benefit ..........          6          11
    (Gain)loss on sale of equipment ....................        (71)         (4)
Changes in operating assets and liabilities:
    Accounts receivable ................................     (5,515)    (17,808)
    Inventories ........................................      9,013      (5,523)
    Prepaid expenses and other assets ..................        457         909
    Trade accounts payable and accrued liabilities .....      3,180       3,204
    Income taxes payable ...............................      2,736       3,686
                                                           --------    --------
Net cash provided (used) by operating activities .......     17,779      (6,076)

INVESTING ACTIVITIES
Purchase of property, plant and equipment ..............     (1,349)     (2,482)
Proceeds from sale of property, plant and equipment ....        128         160
Purchase of long-term investment .......................       --          (500)
Sale of long-term investment ...........................       --         3,200
                                                           --------    --------
Net cash (used) by investing activities ................     (1,221)        378

FINANCING ACTIVITIES
Net change in bank revolving credit facility ...........    (15,660)      7,600
Principal payments on long-term debt and capital leases        (226)       (494)
Dividends paid .........................................     (2,142)     (2,034)
Proceeds from sale of common stock .....................       --           116
                                                           --------    --------
Net cash provided (used) by financing activities .......    (17,968)      5,188

Effect of exchange rate changes on cash ................       (245)         14
Net change in cash and cash equivalents ................     (1,655)       (496)
Cash and cash equivalents at beginning of the period ...      2,748         789
                                                           --------    --------
Cash and cash equivalents at end of the period .........   $  1,093    $    293
                                                           ========    ========
Cash paid during the period for:
   Interest ............................................   $    979    $    942
   Income taxes ........................................        107         266

                            See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                  JUNE 30, 1999


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  ACCOUNTS RECEIVABLE

Accounts Receivable has shown less allowance for doubtful accounts of $2,152,000 and $2,247,000 at June 30, 1999 and December 31, 1998, respectively.

3.  INVENTORIES

Inventories valued at LIFO cost represented 82% and 87% of total inventory at each of June 30, 1999 and December 31, 1998, respectively. The excess of current costs over LIFO valued inventories were $3,981,000 at both June 30, 1999 and December 31, 1998. Inventory obsolescence reserves were $5,243,000 at June 30, 1999 and $5,706,000 at December 31, 1998. Net inventories consist of the following (in thousands):

                                   JUNE 30,          DECEMBER 31,
                                     1999                1998
                                   -------             -------
Finished goods ...............     $47,105             $57,571
Work in process ..............       3,592               2,840
Raw materials ................       4,040               4,167
                                   -------             -------
                                   $54,737             $64,578
                                   =======             =======

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

                      Alamo Group Inc. and Subsidiaries

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                         JUNE 30, 1999 - (CONTINUED)


4.  COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                       -------------------   -------------------
                                        JUNE 30,   JUNE 30,  JUNE 30,   JUNE 30,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Dividends declared .................   $   0.11   $   0.11   $   0.22   $    .21
Dividends paid .....................   $   0.11   $   0.11   $   0.22   $    .21

5. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    -------------------   -------------------
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   --------
Net Income ......................................   $  3,608   $  4,472   $  5,228   $  6,398
                                                    ========   ========   ========   ========
Average Common Shares:
    BASIC (weighted-average outstanding shares) .      9,736      9,701      9,736      9,693
    Dilutive potential common shares from stock
    options and warrants ........................       --           19       --           25
                                                    --------   --------   --------   --------
    DILUTED (weighted-average outstanding shares)      9,736      9,720      9,736      9,718
                                                    ========   ========   ========   ========
Basic earnings per share ........................   $   0.37   $   0.46   $   0.54   $   0.66
                                                    ========   ========   ========   ========
Diluted earnings per share ......................   $   0.37   $   0.46   $   0.54   $   0.66
                                                    ========   ========   ========   ========

6. NEW ACCOUNTING STANDARDS AND DISCLOSURES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year until June 15, 2000, citing concerns over interpretations on important implementation issues. The management of the Company because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

                      ALAMO GROUP INC. AND SUBSIDIARIES

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                         JUNE 30, 1999 - (CONTINUED)


7. COMPREHENSIVE INCOME

During the second quarter of 1999 and 1998, Comprehensive Income amounted to $2,766,000and $4,605,000 and for the six months ended June 30, 1999 and 1998, it was $3,149,000 and $6,504,000 respectively.

The components of COMPREHENSIVE INCOME, net of related tax are as follows (in thousands):

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                          --------------------   ---------------------
                                          JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
                                            1999        1998       1999        1998
                                          --------    --------   --------    --------
Net Income ............................   $  3,608    $  4,472   $  5,228    $  6,398
Unrealized gains on securities
Foreign currency translation adjustment       (842)        133     (2,079)        106
                                          --------    --------   --------    --------
Comprehensive Income ..................      2,766       4,605      3,149       6,504
                                          ========    ========   ========    ========

The components of ACCUMULATED OTHER COMPREHENSIVE INCOME are as follows (in thousands):

                                                           JUNE 30,     JUNE 30,
                                                             1999         1998
                                                           --------     --------

Unrealized gains on securities
Foreign currency translation adjustments ..............    $ (1,428)    $    651
                                                           --------     --------
Accumulated other comprehensive income ................    $ (1,428)    $    651
                                                           --------     --------

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

                      Alamo Group Inc. and Subsidiaries
   Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                         JUNE 30, 1999 - (CONTINUED)


The Company is involved in a lawsuit between Rhino International and certain of its dealers and former dealers. This lawsuit involved claims against Rhino International totaling $3,800,000. In April 1998, a judgement was entered requiring the Company to pay $110,000, net of Rhino International's recovery. The judgment is being appealed by both parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

The Company has been named in a lawsuit between Rhino International and another of its former dealers. This lawsuit involves claims that are unspecified. The Company was very recently granted a summary judgement on all claims filed against the Company in this lawsuit. The judgement is not final. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

The Company is involved in two separate lawsuits brought by users of a certain product distributed by the Company. The lawsuits involve claims that the product did not perform as advertised. The Company believes it has meritorious defenses against this matter and will vigorously defend the pending claims and prosecute appropriate cross-claims. While the ultimate outcome of these matters cannot be determined at this time, the Company believes these matters will not have a material adverse impact on the Company's Consolidated Financial position.

9.  SUBSEQUENT EVENTS

On July 7, 1999, the Company announced that its Board of Directors had hired Ronald A. Robinson as President and Chief Executive Officer (CEO). Mr. Robinson succeeds Donald J. Douglass who resigned his position as CEO and Oran F. Logan former President and Chief Operating Officer of the Company. Mr. Douglass will continue to serve as Chairman of the Board of Directors. Mr. Logan will continue as a member of the Board of Directors. Additionally, the Company has retained Mr. Logan as a consultant to the Company (see attached agreement in Part II Item
6a).

The Company also anounced that its Board of Directors has reduced its quarterly cash dividend from $0.11 per share to $0.06 per share payable August 10, 1999, to shareholders of record as of July 22, 1999. The Company expects the new annual dividend rate of $0.24 per share, will increase its ability to grow the business internally and externally by acquisition.

The Company announced on July 30, 1999, that it has scheduled Special Meeting of the Stockholders' to take place August 31, 1999, at which time the stockholders will vote on proposed amendments to the Company's 1994 Incentive Stock Option Plan as well as the Company's proposed 1999 Non-Qualitative Stock Option Plan. The subject proxy statement was filed with the Securities and Exchange Commission on Form DEF 14A on July 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                   --------------------    --------------------
(SALES, AS PERCENT OF NET SALES)   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                     1999        1998        1999        1998
                                   --------    --------    --------    --------
Domestic
    Agricultural ...............       39.4%       48.9%       42.1%       50.8%
    Industrial .................       37.7%       31.2%       35.0%       29.5%
European .......................       22.9%     19.9 %      22.9 %        19.7%
    Total sales, net ...........      100.0%      100.0%      100.0%      100.0%

                       ALAMO GROUP INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                 (CONTINUED)


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
(COST TRENDS AND PROFIT MARGIN,        --------------------    --------------------
AS PERCENTAGES OF NET SALES)            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                         1999        1998        1999        1998
                                       --------    --------    --------    --------
Gross Margin .......................       26.1%       26.8%       25.1%       25.2%
Income from operations .............       12.1%       12.9%       10.1%       10.7%
Income before income taxes .........       11.1%       11.9%        8.8%        9.5%
Net income .........................        7.1%        7.4%        5.6%        5.9%

RESULTS OF OPERATIONS

THE FISCAL THREE MONTHS (SECOND QUARTER) AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net sales for the second quarter were $51,095,000, a decrease of 9,297,000 or 15.4% compared to $60,392,000 for the second quarter 1998. Net sales were down 14.5% to $93,263,000 for the first six months of fiscal 1999 from $109,119,000 for the first six months of 1998. The sales decrease resulted primarily from the continued cyclical decline in domestic agricultural sales. For the second quarter, domestic agricultural sales were $20,151,000 in 1999 compared to $29,495,000 in 1998, a 31.6% decrease. Net domestic agricultural sales were also off for the first six months of the year by 29.1%, $39,294,000 for 1999 compared to $55,444,000 in 1998. The Company expects a continued weakness in the agricultural market for the remainder of 1999 with the anticipated decline to remain around 30%. Domestic industrial sales rose for the second quarter by 2.0% to $19,244,000 for 1999 compared to $18,866,000 in 1998. Net domestic industrial sales for the first six months of 1999 were $32,602,000 compared to $32,196,000 for the same time in 1998, a 1.2% increase. Product mix for the domestic industrial sales continued to improve with wholegoods and parts continuing to increase while lower margin tractor sales declined. Delivery times for tractors improved over the first quarter but shipments from major tractor suppliers for the remainder of 1999 are expected to be slow. European sales for the second quarter of 1999 were $11,700,000, a decrease of 2.8% compared to $12,031,000 during the second quarter of 1998. Net European sales declined less than 1% to $21,367,000 for the first six months of 1999 from $21,479,000 during the first six months of 1998. Negative market conditions relating to exchange rates between the British pound and the French franc, weakened sales for the quarter after showing signs of improvement during the first quarter of 1999.

Gross profit for the second quarter of 1999 was $13,345,000 (26.1% of net sales) compared to $16,200,000 (26.8% of net sales) during the same period in 1998. Gross profit for the first six months of 1999 was $23,423,000 (25.1% net of sales) versus $27,548,000 (25.2% of net sales) for the first six months of 1998. Margin percentages for both wholegoods and parts continued to improve over 1998 but were negatively impacted by lower production volumes for domestic agricultural products.

Selling, general, and administrative expenses ("SG&A") were $7,159,000 (14.0% net of sales) during the first quarter of 1999 compared to $8,424,000 (14.0% net of sales) during the same period of 1998, a decrease of $1,265,000. SG&A expenses decreased $1,798,000 to $14,023,000 (15.0% of net sales) for the first six months of 1999 down from $15,821,000 (14.5% of net sales) during the first half of 1998. During the second quarter of 1998 the Company began to experience significant legal expenses relating to Rhino International which costs are not present in 1999. The Company's overall marketing expense for 1999 continued to decline compared to 1998 which related to lower domestic agricultural sales volume. The Company continues to focus its efforts on controlling overall costs and expects to take appropriate measures to maintain lower expense levels.

Interest expense was $423,000 for the second quarter of 1999 versus $742,000 during the same period in 1998, a 41.8% decrease. This same decrease was attriutable to the total decline in interest expense for the first six months of 1999 compared to the first half of 1998. Reductions in inventory levels as well as increased cash receipts from accounts receivables for the two quarters allowed the Company to reduce its debit.

                      ALAMO GROUP INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                 (CONTINUED)


The Company recorded an effective tax rate of 36.2% during the second quarter of 1999 compared to 37.7% during the same time in 1998. Overall, the first half of the year the effective tax rate was 36.1% and 38.3% for 1999 and 1998 respectively. State tax planning has contributed to lowing the effective tax rate for all of 1999, as well as, a reduction in the United Kingdom (U.K.)
tax rate from 33% in 1998 to 31% in 1999.

As a result of the foregoing factors, net income for the second quarter of 1999 was $3,608,000, or $0.37 per share versus $4,472,000 or $0.46 per share for the same period in 1998. Net income for the first half of the year 1999 was $5,228,000 or $0.54 per share compared to $6,398,000 or $0.66 per share for this same six months in 1998.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company has on going cash requirements which are necessry to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first half of the year and partly in the third quarter in anticipation of the spring and fall selling seasons. Accounts Receivable will build in the first and fourth quarters of each year mainly promoting fall and out of season sales. These sales are by and large sold at reduced prices to enhance production during the off season. During the latter part of 1998, an inventory reduction plan was put in place to reduce excess and obsolete levels that had continued to hamper liquidity. Since the end of 1998, tighter requirements on inventory purchases, as well as, just in time inventory procedures for raw materials have aided in reducing inventory by approximately $10,000,000.

As of June 30, 1999, the Company had working capital of $93,834,000 which represents a decrease of $12,068,000 over working capital of $105,892,000 as of December 31, 1998. The decrease in working capital was primarily due to the above.

Capital expenditures were $1,349,000 for the six month period ending June 30, 1999, compared to $2,482,000 during the same period in 1998. Capital expenditures for all of 1999 are expected to be approximately $3,500,000 which are slightly below historical levels. The Company expects to fund such expenditures from operating cash flows or through its revolving credit facility, as is more particularly described below.

The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased during 1998 or in the first two quarters of 1999.

Net cash provided by financing activities was $17,968,000 during the six month period ending June 30, 1999 compared to $5,188,000 net cash used by financing activities for the same period in 1998. The increase primarily resulted from payment against debt on the bank revolving credit facility due to seasonal cash receipts from accounts receivable balances. As of June 30, 1999, the Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or euro currency rates, with such rates calculated or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of June 30, 1999. As of June 30, 1999, $14,000,000 had been borrowed under the revolving credit facility at an interest rate of 6.8%. At June 30, 1999, $1,085,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations are sufficient to meet the Company's cash requirements for the foreseeable future.

                      ALAMO GROUP INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS - (CONTINUED)


GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. Both U.S. and international companies that do not address the Year 2000 issue could experience business disruptions such as system failures or miscalculations that could cause disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

The Company's products are generally not dependent on computer chips, and accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to its products.

In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors ("external agents") and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not determinable. However, the inability of external agents to complete their Year 2000 resolution process in a timely fashion may materially impact the Company.

COSTS

The Company will primarily utilize internal resources to test, reprogram, or replace, and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is not expected to exceed $100,000 and is being expensed as incurred.
CONTINGENCY PLAN

The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion during the third quarter of 1999 and determine whether such a plan is necessary.

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

 Based on its evaluation to date, management believes that the introduction of the euro did not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

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

CESSATION OF RHINO INTERNATIONAL'S OPERATION

On December 31, 1998, Rhino International, a subsidiary of the Company, advised its customers and suppliers that it would cease operations as a distributor of imported Chinese tractors and other related equipment and would commence winding up

                      ALAMO GROUP INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS - (CONTINUED)


its operations immediately. Disposal of the assets of the Rhino International operation is under way, and the Company anticipates that these activities should be concluded by mid-1999. The Company does not expect these activities to have a material impact on the Company's 1999 operating results.

Forward-Looking Information

 Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures About Market Risks" contained in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "estimate", "believe", "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

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

                      ALAMO GROUP INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS - (CONTINUED)

FOREIGN CURRENCY RISK

As a Result of Foreign Sales

A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other European markets in which its U.K.
subsidiaries distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales over a period of six months. As June 30, 1999, the Company had outstanding forward exchange contracts to sell approximately $647,000 of foreign currencies. A 15% fluctuation in foreign currency exchange rates for these currencies would change the market value by approximately $1,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

As a Result of Foreign Translation

The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U. K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the six months ended June 30, 1999 was a loss of $20,079,000 which was primarily caused due to the weakening of the British pound to the U.S. dollar. On June 30, 1999, the British pound closed at 0.6340 relative to 1.00 U.S. dollar, and the French franc closed at 0.0997 relative to 1.00 British pound. By comparison, on June 30, 1998, the British pound closed at 0.5996 relative to
1.00 U.S. dollar, and the French franc closed at 0.0991 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

At June 30, 1999, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter of 1999 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $150,000. In the event of adverse change in interst rates, management could take actions to mitigate its exposure. However, due the uncertainity of the actions tht would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

                                                     Votes Cast
                                                     Against/    Abstentions/
                                            For      Withheld     Non-Votes
        a. The following Directors
           were elected to serve
           until the next Annual
           Meeting of Stockholders.

               Donald J. Douglass         8,435,979   31,322        N/A
               Oran F. Logan              8,435,879   31,422        N/A
               Joseph C. Graf             8,433,280   34,021        N/A
               O.S. Simpson, Jr.          8,435,979   31,322        N/A
               William R. Thomas          8,434,079   31,822        N/A
               David Morris               8,433,979   33,322        N/A
               James B. Skaggs            8,434,079   33,222        N/A

        b. Ernst & Young was approved
           as the Company's auditors
           for the 1999 fiscal year.      8,362,879    10,517     93,905

Item 6. Exhibits and Reports on Form 8-K

        (a)                               Exhibits

        (b)   Reports on Form 8-K
              None

                      Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Alamo Group Inc.
                                       (Registrant)

                                       /s/ROBERT H. GEORGE
                                          Robert H. George
                                          (Acting Principal Accounting Officer)