Form 10QSB/A
period 1999-06-30
ALAMO GROUP INC
filed 1999-08-18
CIK 897077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

AT JULY 31, 1999, 9,735,809 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX




                                                                           PAGE
PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

        Interim Condensed Consolidated Statements of Income -
        Three months and Six months ended June 30, 1999 and
        June 30, 1998                                                        3

        Interim Condensed Consolidated Balance Sheets -
        June 30, 1999 and December 31, 1998 (Audited)                        4

        Interim Condensed Consolidated Statements of Cash Flows -
        Six months ended June 30, 1999 and June 30, 1998                     5

        Notes to Interim Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

Item 3. Quantitative and Qualitative Disclosures About Market Risks         14


PART II. OTHER INFORMATION

Item 1. None
Item 2. None
Item 3. None
Item 4. Submission of Matters to a Vote of Security Holders                 16
Item 5. None
Item 6. Exhibits and Reports on Form 8-K                                    17


SIGNATURES

                        ALAMO GROUP INC. AND SUBSIDIARIES
              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      -------------------------------      --------------------------------
                                                         JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                          1999               1998              1999                1998
                                                      -------------     -------------      -------------      -------------
Net sales:
   Domestic
      Agricultural .............................       $  20,151          $  29,495          $  39,294          $  55,444
      Industrial ...............................          19,244             18,866             32,602             32,196
   European ....................................          11,700             12,031             21,367             21,479
                                                       ---------          ---------          ---------          ---------
Total net sales ................................          51,095             60,392             93,263            109,119
Cost of sales ..................................          37,750             44,192             69,840             81,571
                                                       ---------          ---------          ---------          ---------
Gross profit ...................................          13,345             16,200             23,423             27,548
Selling, general and administrative expense ....           7,159              8,424             14,023             15,821
                                                       ---------          ---------          ---------          ---------
   Income from operations ......................           6,186              7,776              9,400             11,727
Interest expense ...............................            (432)              (742)            (1,090)            (1,454)
Interest income ................................             105                142                207                316
Other income (expense), net ....................            (201)                10               (333)              (219)
                                                       ---------          ---------          ---------          ---------
   Income before income taxes ..................           5,658              7,186              8,184             10,370
Provision for income taxes .....................           2,050              2,714              2,956              3,972
                                                       ---------          ---------          ---------          ---------
   Net income ..................................       $   3,608          $   4,472          $   5,228          $   6,398
                                                       =========          =========          =========          =========
Net income per common share:
   Basic .......................................       $    0.37          $    0.46          $    0.54          $    0.66
                                                       =========          =========          =========          =========
   Diluted .....................................       $    0.37          $    0.46          $    0.54          $    0.66
                                                       =========          =========          =========          =========
Average common shares:
   Basic .......................................           9,736              9,701              9,736              9,693
                                                       =========          =========          =========          =========
   Diluted .....................................           9,736              9,720              9,736              9,718
                                                       =========          =========          =========          =========

Dividends declared .............................       $    0.11          $    0.11          $    0.22          $    0.21

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,    DECEMBER 31,
                                                                        1999           1998
                                                                     (UNAUDITED)    (AUDITED)
                                                                   -------------- --------------
ASSETS
   Current assets:
      Cash and cash equivalents ................................     $   1,093      $   2,748
      Accounts receivable, net .................................        54,439         49,834
      Inventories ..............................................        54,737         64,578
      Deferred income taxes ....................................         5,087          5,087
      Prepaid expenses .........................................         1,147          1,067
                                                                     ---------      ---------
        Total current assets ...................................       116,503        123,314

   Property, plant and equipment ...............................        55,483         55,893
      Less: accumulated depreciation ...........................       (33,977)       (32,989)
                                                                     ---------      ---------
                                                                        21,506         22,904
   Goodwill ....................................................        10,415         11,411
   Other assets ................................................         3,256          4,009
                                                                     ---------      ---------

        Total assets ...........................................     $ 151,680      $ 161,638
                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Trade accounts payable ...................................     $  10,932      $   9,461
      Income taxes payable .....................................         3,111            478
      Accrued liabilities ......................................         8,160          6,996
      Current maturities of long-term debt .....................           476            487
                                                                     ---------      ---------
        Total current liabilities ..............................        22,679         17,422

   Long-term debt, net of current maturities ...................        19,673         35,858
   Deferred income taxes .......................................         1,466          1,452


   Stockholders'equity:
   Common stock, $.10 par value, 20,000,000 shares authorized;
      9,735,809 and 9,735,759 issued and outstanding at June 30,
      1999 and December 31, 1998, respectively .................           973            973
   Additional paid-in capital ..................................        50,456         50,507
   Retained earnings ...........................................        57,861         54,775
   Accumulated other comprehensive income (loss) ...............        (1,428)           651
                                                                     ---------      ---------
      Total stockholders'equity ................................       107,862        106,906
                                                                     ---------      ---------

      Total liabilities and stockholders' equity ...............     $ 151,680      $ 161,638
                                                                     =========      =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                       --------------------------
                                                                          JUNE 30,      JUNE 30,
                                                                           1999           1998
                                                                       ------------   -----------
OPERATING ACTIVITIES
Net income ......................................................       $  5,228        $  6,398
Adjustment to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for doubtful accounts ...........................            140             445
      Depreciation ..............................................          2,007           1,917
      Amortization ..............................................            598             689
      Provision for deferred income tax benefit .................              6              11
      (Gain)loss on sale of equipment ...........................            (71)             (4)
Changes in operating assets and liabilities:
      Accounts receivable .......................................         (5,515)        (17,808)
      Inventories ...............................................          9,013          (5,523)
      Prepaid expenses and other assets .........................            457             909
      Trade accounts payable and accrued liabilities ............          3,180           3,204
      Income taxes payable ......................................          2,736           3,686
                                                                        --------        --------
Net cash provided (used) by operating activities ................         17,779          (6,076)

INVESTING ACTIVITIES
Purchase of property, plant and equipment .......................         (1,349)         (2,482)
Proceeds from sale of property, plant and equipment .............            128             160
Purchase of long-term investment ................................           --              (500)
Sale of long-term investment ....................................           --             3,200
                                                                        --------        --------
Net cash provided (used) by investing activities ................         (1,221)
                                                                                             378

FINANCING ACTIVITIES
Net change in bank revolving credit facility ....................        (15,660)          7,600
Principal payments on long-term debt and capital leases .........           (226)           (494)
Dividends paid ..................................................         (2,142)         (2,034)
Proceeds from sale of common stock ..............................           --               116
                                                                        --------        --------
Net cash provided (used) by financing activities ................        (17,968)          5,188

Effect of exchange rate changes on cash .........................           (245)             14
Net change in cash and cash equivalents .........................         (1,655)           (496)
Cash and cash equivalents at beginning of the period ............          2,748             789
                                                                        --------        --------
Cash and cash equivalents at end of the period ..................       $  1,093        $    293
                                                                        ========        ========
Cash paid during the period for:
    Interest ....................................................       $    979        $    942
    Income taxes ................................................            107             266


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

2.  ACCOUNTS RECEIVABLE

Accounts Receivable is shown less allowance for doubtful accounts of $2,152,000 and $2,247,000 at June 30, 1999 and December 31, 1998, respectively.

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

                                              JUNE 30,      DECEMBER 31,
                                                1999           1998
                                            ------------   -------------
Finished goods .........................      $47,105        $57,571
Work in process ........................        3,592          2,840
Raw materials ..........................        4,040          4,167
                                              -------        -------
                                              $54,737        $64,578
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

                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                           JUNE 30, 1999 - (CONTINUED)


4.  COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                               ------------------------      -----------------------
                                                JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                 1999           1998           1999          1998
                                               ---------      ---------      ----------   ----------
Dividends declared .....................       $   0.11       $   0.11       $   0.22      $   0.21
Dividends paid .........................       $   0.11       $   0.11       $   0.22      $   0.21

*  See Footnote #9 for further information

5. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             -------------------------     -------------------------
                                                              JUNE 30,        JUNE 30,       JUNE 30,      JUNE 30,
                                                                1999           1998           1999           1998
                                                             ----------     ----------     ----------     ----------
Net Income ..............................................     $  3,608        $4,472        $  5,228        $6,398
                                                              ========        ======        ========        ======
Average Common Shares:
    BASIC (weighted-average outstanding shares) .........        9,736         9,701           9,736         9,693
    Dilutive potential common shares from stock
      options and warrants ..............................         --              19            --              25
                                                              --------        ------        --------        ------
    DILUTED (weighted-average outstanding shares) .......        9,736         9,720           9,736         9,718
                                                              ========        ======        ========        ======
Basic earnings per share ................................     $   0.37        $ 0.46        $   0.54        $ 0.66
                                                              ========        ======        ========        ======

Diluted earnings per share ..............................     $   0.37        $ 0.46        $   0.54        $ 0.66
                                                              ========        ======        ========        ======

6. NEW ACCOUNTING STANDARDS AND DISCLOSURES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year until June 15, 2000, citing concerns over interpretations on important implementation issues. The management of the Company, because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

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

The components of Comprehensive Income, net of related tax are as follows (in thousands):

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     --------------------------    --------------------------
                                                       JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                         1999           1998          1999            1998
                                                     -----------    -----------    -----------    -----------
Net Income .....................................       $ 3,608        $ 4,472        $ 5,228        $ 6,398
Unrealized gains on securities .................          --             --             --             --
Foreign currency translation adjustment ........          (842)           133         (2,079)           106
                                                       -------        -------        -------        -------
Comprehensive Income ...........................         2,766          4,605          3,149          6,504
                                                       =======        =======        =======        =======

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):



                                                 JUNE 30,      JUNE 30,
                                                   1999          1998
                                               -----------    ----------

Foreign currency translation ................   $ (1,428)      $   651
                                                --------       -------
Accumulated other comprehensive income.......   $ (1,428)      $   651
                                                ========       =======

8.  CONTINGENT MATTERS

The Company is subject to various unresolved legal actions which arise in the ordinary course of its business. The most prevalent of such actions relate to product liability which are generally covered by insurance. While amounts claimed may be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                           JUNE 30, 1999 - (CONTINUED)


The Company is involved in a lawsuit between Rhino International and certain of its former dealers. This lawsuit involves claims against Rhino International totaling $3,800,000. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of Rhino International's recovery. The judgment is being appealed by both parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

The Company has also been named in a lawsuit between Rhino International and another of its former dealers. This lawsuit involves various claims in connection with the Company's acquisition of Rhino International and its alleged actions thereafter. The complaint seeks unspecified damages and asserts purported claims of fraud, misrepresentation and other causes of action. The Company was recently granted a summary judgment on all claims filed against the Company in this matter. The judgment is not final and, once final, is subject to being appealed. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

The Company is involved in two separate lawsuits brought by users of a certain mower distributed by the Company. The lawsuits involve claims that the mower did not perform as advertised and several causes of action have been asserted against the Company including fraud and misrepresentation. The Company believes it has meritorious defenses against these matters and will vigorously defend the pending claims and prosecute appropriate cross-claims. While the ultimate outcome of these matters cannot be determined at this time, the Company believes these matters will not have a material adverse impact on the Company's Consolidated Financial position.

9.  SUBSEQUENT EVENTS

On July 7, 1999, the Company announced that its Board of Directors had hired Ronald A. Robinson as President and Chief Executive Officer (CEO). Mr. Robinson succeeds Donald J. Douglass who resigned his position as CEO and Oran F. Logan former President and Chief Operating Officer of the Company. Mr. Douglass will continue to serve as Chairman of the Board of Directors and Mr. Logan will continue as a member of the Board of Directors.

The Company also anounced that its Board of Directors has reduced its quarterly cash dividend from $0.11 per share to $0.06 per share, beginning with the dividend payable August 10, 1999, to shareholders of record as of July 22, 1999.

The Company announced on July 30, 1999, that it has scheduled a special meeting of the stockholders to take place August 31, 1999, at which time the stockholders will vote on proposed amendments to the Company's 1994 Incentive Stock Option Plan as well as the Company's proposed 1999 Non-Qualified Stock Option Plan. The subject proxy statement was filed with the Securities and Exchange Commission on Schedule 14A on July 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain financial data for the periods indicated:


                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                         -------------------------   ------------------------
  (SALES, AS PERCENT OF NET SALES)        JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                           1999           1998          1999          1998
                                         ---------     -----------   -----------   ----------
Domestic
    Agricultural ..................        39.4%          48.9%         42.1%         50.8%
    Industrial ....................        37.7%          31.2%         35.0%         29.5%
European ..........................        22.9%          19.9%         22.9%         19.7%
                                          -----          -----         -----         -----
    Total sales, net ..............       100.0%         100.0%        100.0%        100.0%

                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                              ----------------------    ---------------------
   (COST TRENDS AND PROFIT MARGIN,             JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,
    AS PERCENTAGES OF NET SALES)                1999         1998         1999        1998
                                              ---------    ---------    ---------   ---------
Gross Margin ............................       26.1%        26.8%        25.1%       25.2%
Income from operations ..................       12.1%        12.9%        10.1%       10.7%
Income before income taxes ..............       11.1%        11.9%         8.8%        9.5%
Net income ..............................        7.1%         7.4%         5.6%        5.9%

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net sales for the second quarter were $51,095,000, a decrease of $9,297,000 or 15.4% compared to $60,392,000 for the second quarter of 1998. Net sales were down 14.5% to $93,263,000 for the first six months of 1999 from $109,119,000 for the first six months of 1998. The decrease in sales was primarily a result from the continued cyclical decline in domestic agricultural sales.

During the second quarter, net domestic agricultural sales were $20,151,000 in 1999 compared to $29,495,000 for the same period in 1998, a decrease of $9,344,000 or 31.7%. Net domestic agricultural sales were $39,294,000 for the first six months of 1999 compared to $55,444,000 in the first six months of 1998, representing a decline of $16,150,000 or 29.1%. The Company expects a continued weakness in the agricultural market for the remainder of 1999 with the anticipated decline to remain around 30%.

Net domestic industrial sales rose for the second quarter by 2.0% to $19,244,000 for 1999 compared to $18,866,000 during the same period in 1998. Net domestic industrial sales for the first six months of 1999 were $32,602,000 compared to $32,196,000 for the same period in 1998, a 1.3% increase. Product mix for net domestic industrial sales improved during the second quarter with wholegoods and parts sales continuing to increase while lower margin tractor sales declined. In the second quarter, delivery times for tractors improved over the first quarter; however the Company anticipates shipments from major tractor suppliers for the remainder of 1999 are expected to be slow.

Net European sales for the second quarter of 1999 were $11,700,000, a decrease of 2.8% compared to $12,031,000 during the second quarter of 1998. Net European sales declined less than 1% to $21,367,000 for the first six months of 1999 from $21,479,000 during the first six months of 1998. Unfavorable exchange rates between the British pound and the French franc, which negatively impacted sales of the Company's United Kingdom (U.K.) manufactured products, weakened sales for the quarter after showing signs of improvement during the first quarter of 1999.

Gross profit for the second quarter of 1999 was $13,345,000 (26.1% of net sales) compared to $16,200,000 (26.8% of net sales) during the same period in 1998. Gross profit for the first six months of 1999 was $23,423,000 (25.1% net of sales) compared to $27,548,000 (25.2% of net sales) for the first six months of 1998. Margin percentages for both wholegoods and parts continued to improve over 1998 but were negatively impacted by lower production volumes for domestic agricultural products.

Selling, general, and administrative expenses ("SG&A") were $7,159,000 (14.0% net of sales) during the second quarter of 1999 compared to $8,424,000 (14.0% net of sales) during the same period of 1998, a decrease of $1,265,000. SG&A expenses decreased $1,798,000 to $14,023,000 (15.0% of net sales) for the first six months of 1999 compared to $15,821,000 (14.5% of net sales) during the first half of 1998. During the second quarter of 1998 the Company began to experience significant legal and other expenses relating to Rhino International which expenses are not as prevelent in 1999. The Company's overall marketing expense for 1999 continued to decline compared to 1998 as a result of lower domestic agricultural sales volumes. The Company continues to focus its efforts on controlling overall costs and expects to take appropriate measures to maintain lower expense levels.

                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)


Interest expense was $432,000 for the second quarter of 1999 compared to $742,000 during the same period in 1998, a 41.8% decrease. This same decrease attributed to the total decline in interest expense for the first six months of 1999 compared to the first half of 1998. Reductions in inventory levels as well as increased cash receipts from accounts receivables allowed the Company to reduce its debt and thereby reduce its interest expense.

The Company recorded an effective tax rate of 36.2% during the second quarter of 1999 compared to 37.7% during the same time in 1998. For the six months ended June 30, 1999 and 1998, the effective tax rate was 36.1% and 38.3%, respectively. Improved state tax planning have contributed to lowering the effective tax rate and a statutory reduction in the United Kingdom (U.K.) tax rate from to 33% in 1998 to 31% in 1999.

As a result of the foregoing factors, Net income for the second quarter of 1999 was $3,608,000, or $0.37 per diluted share compared with $4,472,000 or $0.46 per diluted share for the same period in 1998. Net income for the first half of the year 1999 was $5,228,000 or $0.54 per diluted share compared with $6,398,000 or $0.66 per diluted share for this same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company has on going cash requirements which are necessry to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first half of the year and partly in the third quarter in anticipation of the spring and fall selling seasons. Accounts Receivable historically build in the first and fourth quarters of each year as a result of fall and out of season sales. These sales enhance the Company's production during the off season. During the latter part of 1998, an inventory reduction plan was put in place to reduce excess and obsolete inventory levels that had continued to hamper liquidity. Since the end of 1998, tighter requirements on inventory purchases as well as just in time inventory procedures for raw materials have aided in reducing inventory by approximately $9,841,000.

As of June 30, 1999, the Company had working capital of $93,824,000 which represents a decrease of $12,068,000 from working capital of $105,892,000 as of December 31, 1998. The decrease in working capital was primarily due to lower inventory levels.

Capital expenditures were $1,349,000 for the six month period ending June 30, 1999, compared to $2,482,000 during the same period in 1998. Capital expenditures for all of 1999 are expected to be approximately $3,500,000 which is slightly below historical levels. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, as is described in further detail below.

The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased during 1998 or during the first six months of 1999.

Net cash used by financing activities was $17,968,000 during the six month period ending June 30, 1999 compared to $5,188,000 net cash provided by financing activities for the same period in 1998. The change in activities primarily resulted from payment against debt on the bank revolving credit facility due to seasonal cash receipts from accounts receivable balances. The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or euro currency rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of June 30, 1999. As of June 30, 1999, $14,000,000 had been borrowed under the revolving credit facility at an average

                        ALAMO GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)



interest of 6.8%. At June 30, 1999, $1,085,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

STATE OF READINESS

To date, the Company has completed its assessment of all its information systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems in its domestic operations would not be affected. This is due to the fact that the Company's primary operating system does not utilize a two digit date format. The Company presently believes that any required modifications will be made in the ordinary course of business and will be completed by the end of the third quarter 1999.

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

COSTS

The Company will primarily utilize internal resources to test, reprogram, or replace, and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 compliance project is not expected to exceed $100,000 and is being expensed as incurred by the Company.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)


RISKS AND WORST CASE SCENARIO

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Although no assurances can be given as to the Company's compliance, particularly as it relates to external agents and other third parties, including governmental entities, based upon the progress to date, the Company does not expect that the future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most likely worst case Year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

CONTENGENCY PLAN

The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion during the thrid qurter of 1999 and determine whether such a plan is necessry.

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

The Company has reviewed its information systems software and identified modifications necessary to ensure business transactions can be conducted consistent with the requirements of the conversion to the euro. Certain of these modifications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and that the incremental cost of the euro conversion to be immaterial. Any costs associated with implementing changes to comply with the euro conversion are expensed as incurred.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)


CESSATION OF RHINO INTERNATIONAL'S OPERATION

On December 31, 1998, Rhino International, a subsidiary of the Company, advised its customers and suppliers that it would cease operations as a distributor of imported Chinese tractors and other related equipment and would commence winding up its operations immediately. Disposal of the assets of the Rhino International operation is under way, and the Company anticipates that these activities should be concluded during 1999. The Company does not expect these activities to have a material impact on the Company's 1999 operating results.

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

Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "estimate", "anticipate", "believe", "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's United States agricultural market and softening in its international markets; increased competition in the Company's businesses from competitors that may have greater financial resources; the impact of the strong dollar and British pound which increase the cost of the Company's products in foreign markets; competitive implications and price transparencies related to the euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.

In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interests rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; unanticipated problems or costs associated with accommodation of the Year 2000 in computer applications or products; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers and financial service organizations to implement computer applications accommodating the Year 2000; seasonal factors that could materially affect the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales over a period of six months. As June 30, 1999, the Company had outstanding forward exchange contracts to sell approximately $647,000 of foreign currencies. A 15% fluctuation in foreign currency exchange rates for these currencies would change the market value by approximately $100,000. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U. K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the six months ended June 30, 1999 was a loss of $2,079,000 which was primarily caused due to the weakening of the British pound to the U.S. dollar. On June 30, 1999, the British pound closed at 0.6340 relative to 1.00 U.S. dollar, and the French franc closed at 0.0997 relative to 1.00 British pound. By comparison, on June 30, 1998, the British pound closed at 0.5996 relative to
1.00 U.S. dollar, and the French franc closed at 0.0991 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Stockholders was held on April 27, 1999, with the following results of elections and approvals.

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

        b. Ernst & Young LLP was approved as
           the Company's auditors for the
           1999 fiscal year.                            8,362,879        10,517           93,905

Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports - None

                        ALAMO GROUP INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Alamo Group Inc.
                                      (Registrant)




                                       /s/ ROBERT H. GEORGE
                                           Robert H. George
                                           Vice President/Secretary/Treasurer
                                           (Acting Principal Accounting Officer)