Form 10-Q
period 1999-09-30
ALAMO GROUP INC
filed 1999-11-17
CIK 897077

______________________________________________________________________________
______________________________________________________________________________



                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM  10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE
                               ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

At November 1, 1999, 9,735,809 shares of common stock, $.10 par value, of the Registrant were outstanding.




                  Alamo Group Inc. and Subsidiaries

                               INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

      		 Interim Condensed Consolidated Statements of Income
        	Three months and Nine months ended September 30, 1999 and
       	 September 30, 1998                                                 3

       	 Interim Condensed Consolidated Balance Sheets
        	September 30, 1999 and December 31, 1998 (Audited)                 4

        	Interim Condensed Consolidated Statements of Cash Flows
      	  Nine months ended September 30, 1999 and September 30, 1998        5

       	 Notes to Interim Condensed Consolidated Financial Statements     		6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.	 Quantitative and Qualitative Disclosures About Market Risks  			  15


PART II. OTHER INFORMATION

Item 1.  None
Item 2.  None
Item 3. 	None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES








                       Alamo Group Inc. and Subsidiaries
               Interim Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)
                                  (Unaudited)

                    Three Months Ended                   Nine Months Ended
               ----------------------------       ---------------------------
               September 30,  September 30,       September 30,  September 30,
                   1999           1998                 1999          1998
               -------------  -------------       -------------  -------------
Net sales:
U.S.
Agricultural..  $    18,889    $    23,486         $    58,183    $    78,930
Industrial....       13,514         16,502              46,116         48,698
European......       11,533         11,036              32,900         32,515
                   --------       --------            --------       --------
Total net sales      43,936         51,024             137,199        160,143

Cost of sales        35,668         37,393             105,508        118,964
                   --------       --------            --------       --------
Gross profit          8,268         13,631              31,691         41,179

Selling, general
and administrative
expense               7,867         10,266              21,890         26,087
                   --------       --------            --------       --------
Inc. from
operations              401          3,365               9,801         15,092

Interest expense       (265)          (636)             (1,355)        (2,090)
Interest income         187            180                 394            496
Other income
(expense), net         (258)            80                (591)          (139)
                   ---------      --------            --------       --------
Income before
income taxes             65          2,989               8,249         13,359
Provision for
income taxes            (66)           928               2,890          4,900
                   --------       --------            --------       --------
Net income         $    131       $  2,061            $  5,359       $  8,459
                   ========       ========            ========       ========


Net income per common share:
Basic              $   0.01       $   0.21            $   0.55       $  0.87
Diluted            $   0.01       $   0.21            $   0.55       $  0.87

Average common shares:
Basic                 9,736          9,736               9,736         9,707
Diluted               9,743          9,747               9,738         9,727

Dividends declared $   0.06       $   0.11            $   0.28       $  0.32




                            See accompanying notes.

                      Alamo Group Inc. and Subsidiaries
                Interim Condensed Consolidated Balance Sheets
                    (in thousands, except share amounts)

                                September 30,                December 31,
                                    1999                         1998
                                 (Unaudited)                  (Audited)
                                -------------                ------------
ASSETS
Current assets:
Cash and cash equivalents       $       5,889                $      2,748
Accounts receivable                    41,687                      49,834
Inventories                            48,706                      64,578
Deferred income taxes                   5,087                       5,087
Prepaid expenses                        1,497                       1,067
                                -------------                ------------
Total current assets                  102,866                     123,314

Property, plant and equipment          56,239                      55,893
Less: Accumulated depreciation        (34,807)                    (32,989)
                                -------------                ------------
                                       21,432                      22,904

Goodwill                               10,350                      11,411
Other assets                            2,692                       4,009
                                -------------                ------------
Total assets                    $     137,340                $    161,638
                                =============                ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                 12,360                       9,461
Income taxes payable                    1,487                         478
Accrued liabilities                     7,651                       6,996
Current maturities of
long-term debt                            498                         487
                                -------------                ------------
Total current liabilities              21,996                      17,422

Long-term debt, net of current
maturities                              5,736                      35,858
Deferred income taxes                   1,451                       1,452

Stockholders' equity:
Common stock, $.10 par value,
20,000,000 shares authorized;
9,735,809 and 9,735,759 issued
and outstanding at September 30,
1999 and December 31, 1998,
respectively                              974                         973
Additional paid-in capital             50,454                      50,507
Treasury stock, at cost;
40,600 shares at September 30, 1999      (400)                          -
Retained earnings                      57,408                      54,775
Accumulated other comprehensive income   (279)                        651
                                -------------                ------------
Total stockholders' equity            108,157                     106,906
                                -------------                ------------
Total liabilities and
stockholders' equity            $     137,340                $    161,638
                                =============                ============



                             See accompanying notes.

                     Alamo Group Inc. and Subsidiaries
          Interim Condensed Consolidated Statements of Cash Flows
                               (in thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                           -----------------------------------
                                           September 30,         September 30,
                                               1999                  1998
                                           -------------         -------------
Operating Activities
Net income                                 $      5,359          $      8,459
Adjustment to reconcile net income
to net cash
provided (used) by operating activities:
Provision for doubtful accounts                     219                   593
Depreciation                                      2,990                 2,897
Amortization                                        898                 1,041
Provision for deferred income tax benefit            (4)                 (492)
(Gain) loss on sale of equipment                   (219)                  (20)
Changes in operating assets and liabilities:
Accounts receivable                               7,667               (10,109)
Inventories                                      15,418                (5,810)
Prepaid expenses and other assets                 1,149                   948
Trade accounts payable and accrued liabilities    3,777                 3,210
Income taxes payable                              1,025                   613
                                           ------------          ------------
Net cash provided (used) by
operating activities                             38,279                 1,330

Investing Activities
Purchase of property, plant and equipment        (1,914)               (3,069)
Proceeds from sale of property,
plant and equipment                                 216                   178
Purchase of long-term investment                   (500)                 (500)
Sale of long-term investment                          -                 3,200
                                           ------------          ------------
Net cash (used) by investing activities          (2,198)                 (191)

Financing Activities
Net change in bank revolving credit facility    (29,600)                2,300
Principal payments on long-term debt
and capital leases                                 (340)                 (609)
Dividends paid                                   (2,726)               (3,105)
Proceeds from sale of common stock                    -                   113
Cost of common stock repurchased                   (400)                    -
                                           ------------          ------------
Net cash provided (used) by
financing activities                            (33,066)               (1,301)

Effect of exchange rate changes on cash             126                   142
                                           ------------          ------------
Net change in cash and cash equivalents           3,141                   (20)
Cash and cash equivalents at beginning
of the period                                     2,748                   789
                                           ------------          ------------
Cash and cash equivalents at end
of the period                              $      5,889          $        769
                                           ============          ============

Cash paid during the period for:
Interest                                   $      1,584          $      1,968
Income taxes                               $      1,841          $      5,031

                           See accompanying notes.

                      Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                              September 30, 1999


1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial state-ments of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting princi-ples for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial state-ments. For further information, refer to the consolidated financial state-ments and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $2,187,000 and $2,247,000 at September 30, 1999 and December 31, 1998,
respectively.

3.  Inventories

Inventories valued at LIFO cost represented 80% and 87% of total inventory at each of September 30, 1999 and December 31, 1998, respectively. The excess of current costs over LIFO valued inventories were $3,981,000 at both Sep-tember 30, 1999 and December 31, 1998, respectively. Inventory obsolescence reserves were $8,443,000 at September 30, 1999 and $5,706,000 at December 31, 1998. During the third quarter of 1999, the Company changed its inventory obsolescence policy to a more conservative one that incorporates excess slow moving/discontinued inventory as well as excess current/active inventory. Based on this new policy, the Company increased its obsolescence reserve by $3,201,000 and took the charge against cost of sales. Net inventories consist of the following (in thousands):

                                    September 30,         December 31,
                                        1999                  1998
                                    -------------         ------------
Finished goods                      $     40,481          $    57,571
Work in process                            4,471                2,840
Raw materials                              3,754                4,167
                                    ------------          ------------
                                    $     48,706          $    64,578
                                    ============          ============

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


                      Alamo Group Inc. and Subsidiaries

  Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                       September 30, 1999 - (Continued)


4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

                    Three Months Ended              Nine Months Ended
               -----------------------------    -----------------------------
               September 30,   September 30,    September 30,   September 30,
                   1999            1998             1999            1998
               -------------   -------------    -------------   -------------
Dividends declared  $  0.06         $  0.11          $  0.28         $  0.32
Dividends paid         0.06            0.11             0.28            0.32



5. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted aver-age common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, ex-cept per share).


                    Three Months Ended              Nine Months Ended
               ----------------------------     -----------------------------
               September 30,  September 30,     September 30,   September 30,
                   1999           1998              1999            1998
               -------------  -------------     -------------   -------------
Net Income	     $       131    $     2,061       $     5,359     $     8,459
               =============  =============     =============   =============

Average Common Shares:
BASIC (weighted-average
outstanding shares)	  9,736          9,736            9,736            9,707

Dilutive potential
common shares from stock
options and warrants	     7             11                2               20
               -------------  -------------     ------------    -------------

Diluted (weighted
-average outstanding
shares) 	             9,743          9,747            9,738            9,727
               =============  =============     ============    =============

Basic earnings
per share	      $      0.01    $      0.21       $     0.55      $      0.87

Diluted earnings
per share       $      0.01    $      0.21       $     0.55      $      0.87



6.   New Accounting Standards and Disclosures

Accounting for Derivative Instruments and Hedging Activities. In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 1999, the FASB agreed to defer the effective date of Statement
No. 133 for one year until June 15, 2000, citing concerns over interpreta-tions on important implementation issues. The management of the Company, because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.


                      Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                      September 30, 1999 - (Continued)


7.  Comprehensive Income
During the third quarter of 1999 and 1998, Comprehensive Income amounted to $1,280,000 and $3,067,000 and for this nine months ended September 30, 1999 and 1998, it was $4,429,000 and $9,571,000 respectively.The components of Comprehensive Income, net of related tax are as follows:


                   Three Months Ended               Nine Months Ended
              -----------------------------    ------------------------------
              September 30,   September 30,     September 30,   September 30,
                  1999            1998              1999            1998
              -------------   -------------    --------------   -------------
Net Income     $       131     $     2,061      $      5,359     $     8,459
Unrealized gains
on securities            -               -                 -               -
Foreign currency
translations
adjustment           1,149           1,006              (930)          1,112
              -------------   -------------    --------------   -------------
Comprehensive
Income         $     1,280     $     3,067      $      4,429     $     9,571
              =============   =============    ==============   =============


The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

                             September 30,            December 31,
                                 1999                     1998
                            --------------           -------------
Foreign currency translation $       (279)            $       651
                            --------------           -------------
Accumulated other compre-
hensive income               $       (279)            $       651
                            ==============           =============



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

The Company is involved in a lawsuit between Rhino International and certain of its former dealers. This lawsuit involved claims against Rhino Inter-national totaling $3,800,000. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of Rhino International's recovery. The judgment is being appealed by all parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.


                    Alamo Group Inc. and Subsidiaries
 Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
                     September 30, 1999 - (Continued)


The Company is involved in a lawsuit between Rhino International and another of its former dealers. This lawsuit involves various claims in connection with the Company's acquisition of Rhino International and its alleged actions thereafter. The former dealer seeks unspecified damages and asserts purported claims of fraud, misrepresentation and other causes of action.
The Company has been granted a final summary judgment on all claims filed against the Company in this matter. The judgment is being appealed. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.

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

9.  Other

The Company has entered into a Consulting and Non-Competition Agreement with Oran F. Logan. The Agreement was executed on or about August 24, 1999, and is effective from July 8, 1999, until January 7, 2002, unless terminated prior to that date. Mr. Logan is the Company's former President and Chief Operating Officer. A copy of the Agreement is attached to this Form 10-Q.

On September 13, 1999, the Company announced its decision to close its manufacturing facility in LaGrange, Illinois, and move those operations to other Company facilities located in the U.S. The plant closure is scheduled to be completed by the end of the year. The decision is part of the Company's strategy to improve overall manufacturing operations in the U.S. and to reduce costs.

On September 18, 1999, Joseph C. Graf, a member of the Board of Directors of the Company, announced his retirement effective December 31, 1999. Mr. Graf has been a Board member since 1969.

The Company has reached an oral agreement which disposes of certain issues between Oran F. Logan and the Company. As part of the agreement, Mr. Logan will resign his position as a member of the Company's Board of Directors effective November 8, 1999. It is anticipated that a final written agree-ment reflecting the agreement reached by the parties will be completed by the end of the year.





                    Alamo Group Inc. and Subsidiaries

     Management's Discussion and Analysis of Financial Condition and
                          Results of Operations


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:
                   Three Months Ended               Nine Months Ended
               -----------------------------    -----------------------------
               September 30,   September 30,    September 30,   September 30,
                   1999            1998             1999            1998
               -------------   -------------    -------------   -------------
Sales Data in Thousands

Domestic
Agricultural        43.0%            46.0%           42.4%          49.3%
Industrial          30.8%            32.4%           33.6%          30.4%
European            26.2%            21.6%           24.0%          20.3%
               -------------   -------------    -------------   -------------
Total sales, net   100.0%           100.0%          100.0%         100.0%
               =============   =============    =============   =============




                    Three Months Ended              Nine Months Ended
               ----------------------------     -----------------------------
               September 30,  September 30,     September 30,   September 30,
                   1999           1998              1999            1998
               -------------  -------------     -------------   -------------
Cost Trends and Profit Margin, as
Percentage of Net Sales

Gross margin          18.8%          26.7%             23.1%           25.7%
Income from
operations             0.9%           6.6%              7.1%            9.4%
Income before
income taxes           1.0%           5.9%              6.0%            8.3%
Net income             3.0%           4.0%              3.9%            5.3%



Results of Operations

Three Months Ended September 30, 1999 vs. Three Months Ended
September 30, 1998

Net sales for the third quarter were $43,936,000, a decrease of $7,088,000 or 13.9% compared to $51,024,000 for the third quarter of 1998. The decrease in sales was primarily attributable to the agricultural market as well as smaller declines in the industrial sector. European sales increased slightly due to higher shipments of McConnel products.

  Net U.S. agricultural sales were $18,889,000 in 1999 compared to $23,486,000 for the same period in 1998, a decrease of $4,597,000 or 19.6%.
  The decrease in sales was primarily due to continued market softness from cyclical declines in the agricultural industry. Products that were most affected were M&W tillage and baler equipment as well as lower dollar volume orders for Herschel-Adams replacements parts.

  Net industrial sales declined for the third quarter by $2,988,000 or 18.1% to $13,514,000 for 1999 compared to $16,502,000 during the same period in 1998. Adverse weather conditions hampered principal market areas with drought affecting the northeast and excessive rain in certain key northwest areas.

  Net European sales for the third quarter of 1999 were $11,533,000, an in-crease of 4.5% compared to $11,036,000 during the third quarter of 1998. Stable economic and market conditions in the U.K. and France along with increased McConnel shipments into France were the primary reasons for the increase.


                     Alamo Group Inc. and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations - (Continued)


Gross profit for the third quarter of 1999 was $8,268,000 (18.8% of net sales) compared to $13,631,000 (26.7% of net sales) during the same period in 1998. The primary difference was a $3,201,000 charge against cost of sales in 1999 to write down inventory due to a change in the Company's inventory obsolescence policy. The Company adopted a more conservative approach in dealing with excess slow moving/discontinued and excess current/active inventory levels.

Selling, general and administrative expenses ("SG&A") were $7,867,000 (17.9% of net sales) during the third quarter of 1999 compared to $10,266,000 (20.1% of net sales) during the same period of 1998, a decrease of $2,399,000.
SG&A for the third quarter of 1998, included expenses from the settlement of the Rhino International lawsuit along with expenses relating to the failed Woods acquisition. Excluding these costs, SG&A in 1998 would reflect a more comparable expense to the third quarter of 1999.

Interest expense was $265,000 for the third quarter of 1999 compared to $636,000 during the same period in 1998, a 58.3% decrease. The Company continued to reduce inventory levels which along with seasonal cash receipts from receivables improved cash flows which allowed for debt reduction.

Other Income (Expense) was a $258,000 expense for the third quarter of 1999 compared to income of $80,000 during the third quarter of 1998. European operations incurred exchange rate losses in relation to agreed prices in French francs with French distributors. The Company was responsible for all exchange rate differences.

Income taxes for the quarter ending 1999 continue to improve over 1998 due to lower statutory rate in the United Kingdom (U.K.) from 33% in 1998 to 31.0% in 1999.


Nine Months Ended September 30, 1999 vs.Nine Months Ended
September 30, 1998

Net sales were down 14.3% to $137,199,000 for the first nine months of 1999 compared to $160,143,000 for the first nine months of 1998. The decrease resulted primarily from reduced sales in the Company's agricultural products.

  Net agricultural sales were $58,183,000 for the first nine months of 1999 compared to $78,930,000 for the first nine months of 1998, representing a decline of $20,747.00 or 26.3%. The continued weakness from the cyclical decline in the agricultural market which began in late 1998, has continued to affect all agricultural product lines within the Company. The Company expects this trend to continue into the early part of 2000 with continued expected declines to be around 30%.

  Net industrial sales for the first nine months of 1999 were $46,116,000 compared to $48,698,000 for the same period in 1998, a 5.3% decrease. Product mix between whole goods and parts continued to improve throughout the year with tractor sales declining due to a slowdown in deliveries from major tractor suppliers. Also affecting sales were drought conditions in northeast areas in the U.S. as well as excessive wet conditions in certain markets in the northwest.

  Net European sales increased 1.2% to $32,900,000 for the first nine months of 1999 from $32,515,000 during the first nine months of 1998. Market conditions between the U.K. and France continued to affect sales. During the first quarter of 1999 exchange rates between the British pound and the French franc show signs of improvement as related to sales of the Company's U.K. manufactured products but those signs disappeared during the third quarter of 1999. The Company does not expect the exchange rate condition to improve for the remainder of the year.


                  Alamo Group Inc. and Subsidiaries

     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations - (Continued)


Gross profit for the first nine months of 1999 was $31,691,000 (23.1% of net sales) compared to $41,179,000 (25.7% of net sales) for the first nine months of 1998. Margin percentages have been negatively impacted by lower pro-duction volumes for agricultural products as well as the inventory charge of $3,201,000 relating to a change in the Company's obsolescence policy that occurred in the third quarter of 1999.

Selling, general and administrative expenses ("SG&A") decreased $4,197,000 to $21,890,000 (16.0% of net sales) for the first nine months of 1999 compared to $26,087,000 (16.3% of net sales) during the first nine months of 1998. During the third quarter of 1998 the Company incurred expenses relating to the settlement of the Rhino International lawsuit as well as expenses relating to the failed Woods Acquisition. The Company also continued to have reduced marketing expenses for 1999 due to lower agricultural sales volumes. The Company is continuing to focus its efforts on controlling costs and will continue to take appropriate measures to maintain lower expense levels.

Interest expense was $1,355,000 for the nine months of 1999 compared to $2,090,000 for the nine months of 1998. Increased cash flows from reducing levels of inventory as well as continued seasonal cash receipts has reduced the Company's bank credit facility. The Company expects to continue lowering overall interest expense for the rest of 1999 with cash flow levels con-tinuing to improve.

Other Income (Expense) was a $591,000 expense for the third quarter of 1999 compared to expense of $139,000 during the third quarter of 1998. European operations incurred exchange rate losses in relation to agreed prices with French distributors. The Company was responsible for all exchange rate dif-ferences. The French franc to British pound exchange has deteriorated throughout 1999.

The Company's tax rate has been reduced for 1999 compared to 1998 due to im-proved state planning as well as a statutory reduction in the U.K. tax rate from 33.0% to in 1998 to 31.0% in 1998.


Liquidity and Capital Resources

In addition to normal operating expenses, the Company has on going cash re-quirements which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first three quarters of the year and partly in the forth quarter in anticipation of the spring and fall selling seasons. Accounts Receivable historically build in the first and fourth quarters of each year as a result of fall and out of season sales. These sales enhance the Company's production during the off season. During the latter part of 1998, an inventory reduction plan was put in place to re-duce excess and obsolete inventory levels that had continued to hamper liquidity. Since the end of 1998, tighter requirements on inventory pur-chases as well as just in time inventory procedures for raw materials have aided in reducing inventory by approximately $15,872,000.

As of September 30, 1999, the Company had working capital of $80,870,000 which represents a decrease of $25,022,000 from working capital of $105,892,000 as of December 31, 1998. The decrease in working capital was primarily due to lower inventory levels.

Capital expenditures were $1,914,000 for the first nine months of 1999, compared to $3,069,000 during the first nine months of 1998. Capital ex-penditures for all of 1999 are expected to be approximately $3,500,000 which is slightly below historical levels. The Company expects to fund expen-ditures from operating cash flows or through its revolving credit facility, described below.


                      Alamo Group Inc. and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations - (Continued)


The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company re-purchased 79,840 shares. No shares were repurchased in 1998. In 1999, the Company repurchased 40,600 shares in the third quarter.

Net cash used by financing activities was $33,066,000 during the nine month period ending September 30, 1999 compared to $1,301,000 net cash used by financing activities for the same period in 1998. The change in activities primarily resulted from payment against debt on the bank revolving credit facility due to seasonal cash receipts from accounts receivable balances.
The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or euro currency rates, with such rates wither floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activi-ties. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of September 30, 1999. As of September 30, 1999, no money was borrowed under the revolving credit. At September 30, 1999, $1,049,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendors contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.


General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business dis-ruptions in the U.S. and internationally (the "Year 2000" issue). The po-tential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.
Both U.S. and international companies that do not address the Year 2000 issue could experience business disruptions such as system failures or miscalculations that could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness

To date, the Company has fully completed its assessment of all its in-formation systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems in its domestic operations would not be affected. This is due to the fact that the Company's primary operating system does not utilize a two-digit date format. The Company presently believes that any required modifications have been made in the ordinary course of business and it expects no significant issues to occur.

The Company's systems utilized in its European operations are an older version of the U.S. operating system and are not 100% Year 2000 compliant. The Company is in the process of testing and updating its European programs which are not compliant. This process is expected to be completed in the early fourth quarter of 1999 and such modifications will be made in the ordinary course of business.


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

In addition, the Company has gathered information about the Year 2000 com-pliance status of its significant suppliers and subcontractors ("external agents") and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not de-terminable. However, the inability of external agents to complete their Year 2000 resolution process in a timely fashion may materially impact the Company.

Costs

The Company will primarily utilize internal resources to test, reprogram, or replace, and implement software and operating equipment for Year 2000 modi-fications. The total cost of the Year 2000 project is not expected to exceed $100,000 and is being expensed as incurred.

Risks and Worst Case Scenario

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program.
Although no assurances can be given as to the Company's compliance, par-ticularly as it relates to third parties, including governmental entities, based upon the progress to date, the Company does not expect that the future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most likely worst case Year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

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

Cessation of Rhino International's Operation

On December 31, 1998, Rhino International, a subsidiary of the Company, advised its customers and suppliers that it would cease operations as a distributor of imported Chinese tractors and other related equipment and would commence winding up its operations immediately. Rhino International, which was acquired in 1995, is not related to the Company's core business. Disposal of the assets of the Rhino International operation is under way, and the Company anticipates that these activities should be concluded by year end 1999. The Company does not expect these activities to have a material impact on the Company's 1999 operating results.

Forward-Looking Information

 Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures About Market Risks" contained in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Se-curities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "estimate", "anticipate", "believe", "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties. These uncer-tainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's United States agricultural market and softening in its international markets; increased competition in the Company's businesses from competitors that may have greater financial resources; the impact of the strong dollar and British pound which increase the cost of the Company's products in foreign markets; competitive implica-tions and price transparencies related to the euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.


                    Alamo Group Inc. and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations - (Continued)


In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interests rates and fluctua-tions in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; unanticipated problems or costs associated with accommodations of the Year 2000 in computer applications or products; the inability of the Company's supplier, customers, creditors, government agencies, public utility providers and financial service organizations to implement computer applications accommodating the Year 2000; seasonal factors that could materially affect the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive, and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results may emerge from time to time. It is not possible for management to predict all risk factors for to assess the impact of such risk factors on the Company's businesses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to various markets risks. Market risk is the potential loss arising from adverse changes in market prices and rates.
The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

As a Result of Foreign Sales

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, U.K. and France. The Company sells its products pri-marily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other European markets in which its U.K. subsidiaries distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales over a period of nine months.
As September 30, 1999, the Company had no outstanding forward exchange contracts. A 15% fluctuation in foreign currency exchange rates for these currencies could change the market value of any future contracts. However, since these future contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.


                    Alamo Group Inc. and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations - (Continued)


As a Result of Foreign Translation

The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U.K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the third quarter of 1999 was a loss of $930,000 which was primarily caused due to the weakening of the British pound to the U.S. dollar. On September 30, 1999, the British pound closed at 0.6071 relative to 1.00 U.S. dollar, and the French Franc closed at 0.0986 relative to 1.00 British pound. By comparison, on September 30, 1998, the British pound closed at 0.5882 relative 1.00 U.S. dollar, and the French franc closed at 0.1050 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

At September 30, 1999, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.




                    Alamo Group Inc. and Subsidiaries


PART II.              OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a)   Exhibits
                       The following exhibits are included herein:
                       (10.2) Consulting & Non-Competion Ageement between Alamo Group Inc. and Oran F. Logan
                       (27.1) Financial Data Schedule

                 (b)   Reports on Form 8-K
                       None










                     Alamo Group Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Alamo Group Inc.
                                        (Registrant)



                                        /s/_______________________
                                    				Ronald A. Robinson
                                  						President and CEO












Exhibit 10.2

CONSULTING AND NON-COMPETITION AGREEMENT

	This Consulting and Non-Competition Agreement (the "Agreement") is made and entered into on this 8th day of July, 1999, by ALAMO GROUP INC., a Delaware corporation (the "Company") and Oran F. Logan ('Consultant").

W I T N E S E T H:

	WHEREAS,
the Company and its subsidiaries operate a business engaged in the manufacture of tractor-mounted or tractor-pulled mowing and other vegetation maintenance equipment and replacement parts for governmental, industrial and agricultural end-users (the "Business"); and

	WHEREAS, Consultant has knowledge and experience in operating and managing the Business; and

	WHEREAS, the Company desires to utilize Consultant's knowledge and experience with regard to the Business; and

	NOW, THEREFORE, for the mutual consideration herein expressed and subject to the terms and on the conditions herein stated, the parties hereto agree as follows;

1. Consulting Services. The Consultant shall advise and consult with the Company regarding: (1) all aspects of the management and operation of the Company and (2) on such other matters as shall be reasonably requested by the Company. In the performance of his duties hereunder, the Consultant shall report directly to the Board of Directors of the Company or to any officer designated by the Board of Directors of the Company. Consultant shall make himself available to the Company on an as needed basis in the reasonable judgment of the Company, to provide the services herein described.

2. Term and Termination of Consulting Services. The term of Consultant's obligation to perform consulting services hereunder shall be for a period of thirty (30) months from the date hereof.

3. Consulting Fee. For all services rendered by Consultant during the term of this Agreement, commencing July 8, 1999 and ending January 7, 2002, the Company shall pay Consultant a consulting fee (the "Consulting Fee").
The Consulting Fee during the first six (6) months of the term shall be One Hundred Thousand Dollars ($100,000), payable in six (6) equal monthly installments on the 7th day of each month commencing August 7, 1999. The Consulting Fee during the following twenty-four (24) months of the term shall be Three Hundred Thousand Dollars ($300,000) payable in quarter-annual installments of Thirty Seven Thousand Five Hundred Dollars ($37,500), beginning on April 7, 2000 and thereafter on the 7th day of each July, September, January and April until the balance of the Consulting Fee is paid.


4. Management Duties. Although Consultant is not resigning his position as a member of the Board of Directors of the Company, effective upon the execution of this Agreement, Consultant hereby resigns as an officer of the Company. Further, Consultant hereby resigns as an officer and director of each of the Company's direct or indirect subsidiaries.

5. Non-Competition. For the Restrictive Period (as hereinafter defined), Consultant shall not, directly, or indirectly through one of more other Persons (as hereinafter defined), (i) engage in any Competitive Activities (as hereinafter defined) anywhere in the United States or Europe, or (ii) acquire or have any ownership, financial or other interests or serve in any position or capacity (whether as a principal, partner, member, joint venture, shareholder, director, officer, agent, employee, consultant, lender or otherwise) in or with any Person engaged in Competitive Activities other than on behalf of the Company, (iii) provide any assistance (financial, advisory or other) to any Person or Persons, that engages or proposes to engage in any Competitive Activities, (iv) request any customers of any business conducted by the Company to curtail or cancel their business with the Company, (v) disclose to any Person, any trade, technical or tech-nological secrets, any details or organization or business affairs, any names of past or present customers of the Company or any other information relating to the business of the Company, (vi) solicit canvass or accept any business or transaction for any other Person in competition with the business of the Company, or (vii) induce, or attempt to influence, any employee of the Company to terminate employment with the Company or to enter into any employment or other business relationship with any other Person. In the event of a breach of this paragraph 5, the Company's obligation to make any further payments of Consulting Fees shall terminate, and the terms of the Restrictive Period will be extended by the period of the duration of such breach.

   (A) The term "Competitive Activities" shall mean(i) the conduct or operation of, or involvement in, any business or business activity involving the Business, (ii) the sale or distribution of tractor-mounted or tractor-pulled mowing and other vegetation maintenance equipment, for industrial and agricultural end-users, and/or (iii) the sale or distribution of replacement parts for the foregoing.

   (B) For purposes of this paragraph 5, the term "Company" shall include Alamo Group Inc. and its direct and indirect subsidiaries.

   (C) The term "Person" shall mean any natural person, sole pro-prietorship, firm, corporation, limited liability company, partnership, joint venture or unincorporated association or any other business entity.

   (D) The term "Restrictive Period" shall mean the period beginning on the date hereof and ending thirty (30) months after the date of this Agreement.

6. Remedies. It is agreed among the parties hereto that the Company, as well as any subsidiary, affiliate, successor or assignee of the Company, would be irreparably damaged by reason of any violation of the covenant set forth in paragraph 5 hereof, and that any remedy at law for a breach of such provision would be inadequate. Therefore, the Company, as well as any subsidiary, affiliate, successor or assignee of the Company, shall be entitled to seek and obtain injunctive or other equitable relief (including, without limitation, a temporary restraining order, a temporary injunction or permanent injunction) for a breach or threatened breach of such provisions and without the necessity of proving actual monetary loss. It is expressly understood between the parties that this injunctive or other equitable relief shall not be the exclusive remedy of the Company, or of any subsidiary, affiliate, successor or assignee of the Company, for any breach of this Agreement, and the Company, or any subsidiary, affiliate, successor or assignee of the Company, shall be entitled to seek any other relief or remedy which it may have by contract, statue, law or otherwise for any breach hereof. The parties hereto also agree that if an injunction is sought by the Company, or any subsidiary, affiliate, successor or assignee of the Company, then such party need not show proof of actual damage, and the Consultant hereby waives any requirement that such party post any bond.

7. Judicial Modification. In the event the scope of any of the restric-tions contained herein are too broad to permit the enforcement of such re-strictions to their fullest extent, then such restrictions shall be enforced to the maximum extent permitted by law. The Consultant hereby agrees and consents that such scope may be judicially modified accordingly, in any proceeding brought to enforce such restrictions.

8. Independent Contractor. At all times pertinent to this Agreement, Consultant shall have the status of independent contractor. Consultant shall have exclusive control over the methods used to perform the services and duties required under this Agreement. Nothing contained in this Agreement shall be construed to constitute Consultant as an officer, director, employee or agent of the Company. Consultant shall remain responsible for all taxes assessed on fees paid to him hereunder.

9. Entire Agreement. This instrument contains the entire agreement of the parties with respect to the matters contained herein.

10. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their respective successors and assigns.

11. GOVERNING LAW. THIS AGREEMENT SHALL BE CONSTRUED AND REGULATED UNDER AND BY THE LAWS OF THE STATE OF TEXAS.

12. Modification. This Agreement may only be modified by written agreement executed by both parties hereto.







IN WITNESS WHEREOF, the parties hereto have executed this Agreement to be effective as of the date first above written.


				COMPANY:

				ALAMO GROUP INC.


				By	____________________________________
					___________________ , its _____________


				CONSULTANT:



				__________________________________________
				ORAN F. LOGAN