Form 10-K
period 1999-12-31
ALAMO GROUP INC
filed 2000-03-30
CIK 897077

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK (WHICH CONSISTS SOLELY OF SHARES OF COMMON STOCK) HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 29, 2000 (BASED UPON THE LAST REPORTED SALE PRICE OF $12.00 PER SHARE) WAS APPROXIMATELY $65,570,748 ON SUCH DATE.

    THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF FEBRUARY 29, 2000 WAS 9,695,209 SHARES.

    DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 2000 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 2, 2000, HAVE BEEN INCORPORATED BY REFERENCE HEREIN (PART III).

--------------------------------------------------------------------------------

                 ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.  Business ..........................................................   3

Item 2.  Properties ........................................................   8

Item 3.  Legal Proceedings .................................................   8

Item 4.  Submission of Matters to a Vote of Security Holders ...............   9

Item 4a. Executive Officers of the Company .................................   9

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related
          Stockholder Matters ..............................................  10

Item 6.  Selected Financial Data ...........................................  11

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  11

Item 7a. Quantitative and Qualitative Disclosures About Market Risks .......  15

Item 8.  Financial Statements ..............................................  16

Item 9.  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure ...........................  16

                                    PART III

Item 10. Directors and Executive Officers ..................................  17

Item 11. Executive Compensation ............................................  17

Item 12. Security Ownership of Certain Beneficial Owners and Management ....  17

Item 13. Certain Relationships and Related Transactions ....................  17

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  18

Index to Consolidated Financial Statements ................................. F-1

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

    The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955. The Company was reincorporated in Delaware in 1987. As used herein and otherwise required by the context, the terms "Alamo Group" and "the Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.

    Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions. The Company's first products were based on the rotary cutting technology. Through acquisitions, the Company added the flail cutting technology in 1983 and the sickle-bar technology in 1984. The Company added to its presence in the industrial and governmental markets with the acquisition of TIGER(R) at the end of 1994.

    A major thrust into agricultural mowing markets was begun in 1986 with the acquisition of RHINO(R), a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the RHINO dealer network during a period of industry contraction. Distribution network expansion remains a primary focus of the Company's marketing plans for agricultural and industrial uses. The addition of M&W GEAR COMPANY in early 1995 allowed the Company to enter into the manufacturing and distribution of hay-making equipment that complements the RHINO product line. M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell RHINO and M&W products throughout their dealer networks.

    Another strategic move was made in late 1995 with the acquisition of HERSCHEL(R), a leading manufacturer and distributor of high wear, high turnover farm equipment replacement parts. In addition, the Company has concentrated on developing new products which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

    In 1991, the Company began its international expansion with the acquisition of MCCONNEL(R), a United Kingdom ("U.K.") manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. BOMFORD(R), also a U.K. company, was acquired in 1993. BOMFORD is a manufacturer of heavy duty, tractor-mounted grass and hedge mowing equipment.

    In 1994, the Company acquired S.M.A.(R) located in Orleans, France. S.M.A. manufacturers and sells principally to the French government, a line of heavy duty, tractor mounted grass and hedge mowing equipment and associated replacement parts. This acquisition along with smaller ones made in France and the Netherlands, when combined with MCCONNEL and BOMFORD, has made the Company one of the largest manufacturer in the European market for the kind of equipment sold by the Company.

    On March 1, 2000, the Company announced the acquisition of 100% of the outstanding shares of SCHWARZE INDUSTRIES, INC. for approximately $15,000,000 in cash. The effective date of the acquisition was February 29, 2000. Schwarze Industries is a manufacturer of sweeping equipment which is sold to governmental and contractor users. The Company believes the Schwarze sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial market place.

    The principal executive offices of the Company are located at 1502 East Walnut, Seguin, Texas 78155, and its telephone number is (830) 379-1480.

TERMINATION OF MERGER AGREEMENT

    As previously reported by the Company in prior filings with the Securities and Exchange Commission, the Company had entered into a merger agreement (the "Merger Agreement") among the Company, WEC Company, a subsidiary of Woods Equipment Company ("WEC"), and AGI Acquisition Corp., a subsidiary of WEC Company, which provided for the acquisition of the Company by WEC at a purchase price of $18.50 per share for the Company's common stock. The Merger Agreement was approved by the Company's stockholders at a special meeting held on November 18, 1998. Subsequent to the special meeting, after disagreement between the parties as to the satisfaction of certain closing conditions WEC Company and Alamo mutually agreed to terminate the Merger Agreement and abandon the proposed merger on February 23, 1999. Since that time, the Company has focused its attention on growing and strengthening its operations as an independent company.

MARKETING AND MARKETING STRATEGY

    The Company's products are sold through the Company's seven marketing organizations, and extensive, world-wide dealer networks under the ALAMO INDUSTRIAL(R), TIGER(R), RHINO(R), M&W(R), HERSCHEL-ADAMS(R), MCCONNEL(R), BOMFORD(R), S.M.A.(R) and other trademarKS.

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

    RHINO and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and for hay-making. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. RHINO equipment consists principally of a comprehensive line of tractor-mounted equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. RHINO also sells post hole diggers, scraper blades and replacement parts for all RHINO equipment. Farm equipment dealers play the primary role in the sale of RHINO equipment. M&W hay-making equipment uses a fixed chamber, round bale technology. A portion of the RHINO product line is also sold through MCCONNEL'S network of agricultural tractor dealers in the U.K.

    HERSCHEL-ADAMS replacement parts are sold for most types of tillage equipment and tractors, certain types of mowing and construction equipment. HERSCHEL-ADAMS products include a full range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components. HERSCHEL-ADAMS replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet stores, wholesale distributors, original equipment manufacturers and construction equipment dealers.

    MCCONNEL equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts. MCCONNEL also sells turf maintenance equipment to the golf course and leisure markets. MCCONNEL equipment is sold primarily in the U.K. and France, and to a lesser extent in other parts of Europe, Australia, and North America. MCCONNEL primarily focuses on the agricultural and commercial end-user. MCCONNEL products are sold in the U.K. through a network of agricultural tractor dealers, with exports sold primarily through distributors.

    BOMFORD equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seed bed preparation cultivators and replacement parts. BOMFORD equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., and France and to a lesser extent Germany, Scandinavia, North America, Australia and the Far East. BOMFORD'S sales network is very similar to that of MCCONNEL in the U.K.

    SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts. SMA'S principal customers are French local authorities. SMA'S product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.

    In addition to the sales of HERSCHEL-ADAMS replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 35% of the Company's total sales for the year ended December 31, 1999. Replacement parts are more profitable and generally less cyclical than wholegoods.

    While the Company believes that the end-user of its products evaluates the purchase of such products on the basis of price and product quality, such purchases are also based on a dealer's service and support and loyalty to the dealer based on previous purchases.

    Demand for products tend to be strongest in the spring and summer growing seasons. The Company provides incentives for off-season purchases, including discounts, as a way to even out seasonal variations in its manufacturing cycles.

TERMINATION OF RHINO INTERNATIONAL'S OPERATIONS

    On December 31,1998, the Company announced its decision to cease operations of its Chinese tractor import and marketing business, Rhino International. Disposal of the assets of the Rhino International operation and the wind-up of its business were substantially concluded in 1999.

PRODUCT DEVELOPMENT

    The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. The Company currently employs 75 people in its engineering department, 31 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities were approximately $1,722,000 in 1999, $1,685,000 in 1998 and $1,712,000 in 1997.

SEASONALITY

    In general, the vegetation maintenance equipment industry tends to follow the seasonal buying patterns of its major customers with peak sales occurring in the summer from May through August. Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. The timing of these purchases, however, may be affected by weather conditions and general economic conditions. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and equipment is manufactured in anticipation of such demand. The Company utilizes a rolling monthly sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities. Additionally, the Company attempts to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment that is ordered during off-season periods.

COMPETITION

    The Company's products are sold in highly competitive markets throughout the world. The principal competitive factors are price, quality, service and reputation. The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products. However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors. There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company. The Company believes that within the U.S. it is the largest supplier within governmental markets for its kind of equipment, a major supplier in the U.S. agricultural market for such equipment and one of the largest suppliers in the European market for such equipment.

UNFILLED ORDERS

    As of December 31, 1999, the Company had unfilled customer orders of $34,266,000 compared to $18,932,000 at the end of 1998. The increase is primarily attributable to a gradual recovery in the agricultural market, which the Company believes is evidenced by an increase in the incoming orders during the fourth quarter of 1999 for these products. Management expects that substantially all of the Company's backlog as of December 31, 1999, will be shipped during fiscal year 2000. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation anytime before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

SOURCES OF SUPPLY

    The principal raw materials used by the Company include steel and purchased components. During 1999, the raw materials used by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. A number of the Company's units are mounted on and shipped with a tractor. Tractors are generally available, but in some periods delays in receiving tractors have been experienced. No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

    Products manufactured by the Company are advertised and sold under numerous trademarks. The ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), FUERST(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R) and HERSCHEL-ADAMS(R) trademarks are the primary marks for the Company's products. The Company also owns other trademarks which it uses to a lesser extent such as TERRAIN KING(R), TRIUMPH(R), MOTT(R), TURNER(R), and DANDL(R). Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business, but that the business is not dependent on such trademarks. The Company, however, vigorously protects its trademarks against infringement. The Company believes it has registered its trademarks in the appropriate jurisdictions.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

    The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company has learned that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have or will be paid pursuant to the agreement by which the Company purchased said property.

    The Company is subject to various other federal, state and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

EMPLOYEES

    As of December 31, 1999, the Company employed 1,117 full-time employees. The HERSCHEL facility in Indianola, Iowa has a collective bargaining agreement which covers approximately 48 employees, and the two U.K. subsidiaries, MCCONNEL and BOMFORD, employing approximately 220 persons, also have collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES

    At December 31, 1999, the Company utilized six principal manufacturing plants located in the United States and four in Europe. Listed below are the facilities:

           FACILITY               SQUARE FOOTAGE      PRINCIPAL TYPES OF PRODUCTS MANUFACTURED AND ASSEMBLED
  -------------------------       --------------      ------------------------------------------------------

  Gibson City, Illinois               235,000          Hay Mowers and Balers, Deep Tillage Equipment and
                                                       Mechanical Mowers for RHINO and M&W

  Seguin, Texas                       230,000          Mechanical and Hydraulic Rotary and Flail Mowers,
                                                       Boom-Mounted  Equipment for ALAMO and RHINO

  Guymon, Oklahoma                    171,000          Hard-Faced and Plain Tillage Tools, Replacement
                                                       Parts for HERSCHEL and ADAMS

  Ludlow, England                     160,000          Hydraulic Boom-Mounted Hedge and Grass Cutters
                                                       and other Equipment for MCCONNEL

  Holton, Kansas                      150,000          Mechanical Rotary Mowers, Blades and Post Hole
                                                       Diggers for RHINO

  Indianola, Iowa                     150,000          High Wear, High Turnover Farm Equipment and
                                                       Replacement Parts for HERSCHEL and ADAMS

  Salford Priors, England             106,000          Tractor Mounted Power Arm Flails and other
                                                       Equipment for BOMFORD

  Sioux Falls, South Dakota            60,000          Assembly of Hydraulic and Mechanical Mowing
                                                       Equipment for TIGER

  Orleans, France                      40,000          Heavy Duty, Tractor-Mounted Grass and Hedge Mowing
                                                       Equipment for SMA

  Peschadores, France                  12,000          Manufactures Replacement Parts for Blades, Knives
                                                       and Shackles
                                  --------------
  Total                             1,314,000

    About 87% of the manufacturing and office space is owned, with the balance being leased. The Company also has 79,700 square feet of warehouse space in four locations, of which 35,000 square feet is owned. The Company closed one of its manufacturing facilities in LaGrange, Illinois during the year and the facility is presently held for sale. Further, the Company is in the process of closing its warehouse location in Harrisburg, Pennsylvania which is expected to be completed by March 31, 2000. Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition, and adequate for its present level of operations.

ITEM 3.  LEGAL PROCEEDINGS

    In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which substantial damages are sought, the Company, cannot state what the eventual outcome of pending matters will be. The Company is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 2000 annual meeting of directors or until his successor is duly elected and qualified.


            NAME            AGE                    POSITION
    ---------------------  -----  ----------------------------------------------
    Donald J. Douglass      68    Chairman of the Board
    Ronald A. Robinson      48    President and Chief Executive Officer
    Robert H. George        53    Vice President, Secretary and Treasurer
    Ian Burden              45    Vice President, Alamo Group (USA) Inc.,
    Geoffrey Davies         52    Managing Director, Alamo Group (EUR) Ltd.
    John  C. Moon           44    Vice President, Alamo Group (USA) Inc.,
    Richard J. Wehrle       43    Vice President and Corporate Controller, Alamo
                                  Group (USA), Inc.


    Donald J. Douglass founded the Company in 1969 and served as Chairman of the Board and Chief Executive Officer of the Company since 1969. Mr. Douglass resigned his position as Chief Executive Officer on July 7, 1999, but continues to serve as a director and Chairman of the Board for the Company.

    Ronald A. Robinson, age 48, was appointed President, Chief Executive Officer and a director of the Company on July 7, 1999. Mr. Robinson had previously been President of Svedala Industries, Inc. the U. S. subsidiary of Svedala Industries AB of Malmo, Sweden, a leading manufacturer of equipment and systems for the worldwide construction, mineral processing and materials handling industries. Mr. Robinson joined Svedala in 1992 when it acquired Denver Equipment Company of which he was Chairman and Chief Executive Officer.

    Robert H. George joined the Company in May 1987 as Vice President and Secretary and has served the Company in various executive capacities since that time. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

    Ian Burden has been Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division. Since 1981 Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

    Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993. From 1988 to 1993, Mr. Davies served McConnel Ltd., a U.K. company acquired by Alamo in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

    John C. Moon has been Vice President of Alamo Group (USA) Inc. since May 1991 and manages the Agricultural division. Prior to his appointment as Vice President, Mr. Moon has served Rhino in a number of sales and marketing positions since 1983.

    Richard J. Wehrle has been Vice President and Corporate Controller of Alamo Group (USA) Inc. since September 1995. Prior to his appointment, Mr. Wehrle has served in various accounting management capacities within the Company since 1988.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange under the symbol: ALG. On February 29, 2000, there were 9,695,209 shares of common stock outstanding, held by approximately 200 holders of record. The total number of beneficial owners of the Company's common stock exceeds this number. On February 29, 2000, the closing price of the common stock on the New York Stock Exchange was $12.00 per share.

    The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

          HIGH AND LOW STOCK PRICES FOR THE LAST TWO FISCAL YEARS WERE:

                          1999                                                   1998
 ------------------------------------------------------  ------------------------------------------------------
                                                CASH                                                    CASH
                              SALES PRICE     DIVIDENDS                             SALES PRICE       DIVIDENDS
 QUARTER ENDED             HIGH         LOW    DECLARED  QUARTER ENDED            HIGH        LOW      DECLARED
 ------------------------------------------------------  ------------------------------------------------------
 March 31, 1999         $ 12-5/8     $ 7-7/8    $.11     March 31, 1998        $21-13/16    $15-3/8     $.10
 June 30, 1999            10-1/4       6-7/8     .11     June 30, 1998          19           14-1/2      .11
 September 30, 1999       10-1/8       8-1/2     .06     September 30, 1998     19-3/4       13-1/2      .11
 December 31, 1999        10-1/4       8-1/4     .06     December 31, 1998      15-7/16      10-5/8      .11
 ------------------------------------------------------  ------------------------------------------------------

    On July 7, 1999, the Board of Directors of the Company reduced its quarterly dividend from $0.11 per share to $0.06 per share effective for the second quarter of 1999. The change was made in order to increase the Company's ability to grow its business both internally and externally.

    On January 6, 2000, the Board of Directors of the Company declared a quarterly dividend of $0.06 per share which was paid on February 3, 2000, to holders of record as of January 18, 2000. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.

    The Company's bank revolving credit agreement prohibits the Company from paying quarterly dividends on its Common Stock in excess of $0.11 per share through March 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

(in thousands, except per share amounts)

                                                                                  FISCAL YEAR ENDED(1)
                                                   ---------------------------------------------------------------------------
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 30,
                                                       1999            1998            1997            1996          1995(2)
                                                   -----------     -----------     -----------     -----------     -----------
OPERATIONS:
Net sales .......................................   $176,608        $200,553        $203,092        $183,595        $163,852
Income before income taxes ......................      9,696           6,535          20,595          13,722          17,779
Net income ......................................      6,102           4,115          13,600           8,762          11,615
Percent of sales ................................        3.5%            2.1%            6.7%            4.8%            7.1%
Earnings per share
   Basic ........................................       0.63            0.42            1.42            0.91            1.36
   Diluted ......................................       0.63            0.42            1.41            0.91            1.35
Dividends per share .............................       0.29            0.43            0.40            0.40            0.40
Average common shares
   Basic ........................................      9,722           9,714           9,602           9,585           8,541
   Diluted ......................................      9,726           9,730           9,674           9,641           8,619

FINANCIAL POSITION:
Total assets ....................................   $132,795        $161,638        $156,124        $153,862        $151,571
Short-term debt and current maturities ..........        526             487             727           1,031           1,290
Long-term debt, excluding current maturities ....      5,469          35,858          28,617          35,299          37,309
Stockholders' equity ............................    108,030         106,906         106,265          97,250          90,705

(1) All references to 1995 herein are to the fiscal years ended December 30, 1995 (52 week period). Until 1996, the Company's fiscal years comprised 52 or 53 week periods ending on the Saturday closest to December 31. In 1996, the Company changed to a calendar year basis. There were no material differences in the results presented from this change.

(2) Includes the results of operations of companies acquired from the effective dates of acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

    The following tables set forth, for the periods indicated, certain financial data:

                                                                                    FISCAL YEAR ENDED
                                                                    ----------------------------------------------
                                                                    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                       1999              1998              1997
                                                                    ----------        ----------        ----------
Sales data in thousands:

   Domestic
      Agricultural .............................................    $   75,931        $   98,393        $  100,398
      Industrial ...............................................        58,719            61,133            56,453
   European ....................................................        41,958            41,027            46,241
                                                                    ----------        ----------        ----------
   Total net sales .............................................    $  176,608        $  200,553        $  203,092
                                                                    ==========        ==========        ==========

Cost and profit margins, as percentages of net sales:

      Cost of sales ............................................          76.8%             78.2%             73.8%
      Gross margin .............................................          23.2%             21.8%             26.2%
      Selling, general and administrative expense ..............          17.1%             17.5%             15.3%
      Income from operations ...................................           6.1%              4.2%             10.9%
      Income before income taxes ...............................           5.5%              3.3%             10.1%
      Net income ...............................................           3.5%              2.1%              6.7%

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

    The Company's net sales in the fiscal year ending December 31, 1999 ("1999") were $176,608,000, a decrease of $23,945,000 or 11.9% compared to $200,553,000 for the fiscal year ended December 31, 1998 ("1998"). The decrease in sales was primarily attributable to the cyclical decline in the agricultural market which began in late 1998 and continued throughout 1999.

    Domestic Agricultural sales (Net) were $75,931,000 in 1999 compared to $98,393,000 in 1998, representing a decline of $22,462,000 or 22.8%. The continued weakness in the overall agricultural economy affected all product lines during the first three quarters of 1999. The Company began to see some gradual improvement in the fourth quarter with increased new orders, especially in the Rhino and Herschel Adams products. Demand for M&W products continued to be less than anticipated and has not rebounded to historical backlog levels.

    Domestic Industrial sales (Net) in 1999 were $58,719,000 compared to $61,133,000 in 1998, a $2,414,000 or 3.9% decrease. Wholegood sales improved over 1998 but tractor shipments declined due to a slowdown in deliveries from major tractor suppliers which is expected to last through the first quarter of 2000. Also affecting sales were drought conditions that affected the northeast areas of the U.S. Industrial backlogs improved during the fourth quarter of 1999 increasing over last year's levels due to higher state governmental agency spending.

    European sales (Net) increased $931,000 or 2.3% to $41,958,000 in 1999 compared to $41,027,000 in 1998. Exchange rates between the French franc and the British pound were stable during the first half of 1999 but weakened during the third and fourth quarter of 1999. European markets rebounded somewhat during the fourth quarter of 1999 resulting in improved sales.

        Gross Margins for 1999 were $40,930,000 (23.2% of net sales) compared to $43,658,000 (21.8% of net sales) in 1998. Margin percentages for 1999 were negatively impacted by lower production volumes primarily for agricultural products as well as an inventory obsolescence charge in the third quarter of $3,201,000 from a fundamental change in business policy relating to inventory. The 1998 margin percentages were substantially impacted due to the writeoff of Rhino International assets relating to the shutdown of the operations totaling $4,513,000.

    Selling, general and administrative expenses ("SG&A") were $30,123,000 (17.1% of net sales) in 1999 compared to $35,169,000 (17.5% of net sales) in 1998. In the last quarter of 1999, the Company expensed a post retirement benefit for Donald J. Douglass, Chairman of the Board of the Company, who retired as an employee of the Company on December 31, 1999. The total expense was $707,000. The Company also expensed a Consulting and Non-Competition Agreement with its previous President and Chief Operating Officer, Oran Logan in the amount of $400,000. Mr. Logan's agreement was filed with the Company's 10-Q for the third quarter of 1999. The Company's 1999 marketing expenses were down due to lower agricultural sales volumes which translated to reduced commission levels and a reduction of advertising costs. During 1998, the Company experienced costs relating to the settlement of a lawsuit as well as writeoff of goodwill relating to its Rhino International operations. The Company also incurred expenses relating to the terminated WEC acquisition.

    Interest expense for 1999 was $1,495,000 compared to $2,647,000 in 1998, a $1,152,000 or 43.5% decrease. Increased cash flow from operations was primarily responsible for lowering debt levels throughout the year thereby reducing interest expense.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for 1998 were $200,553,000, a decrease of $2,539,000 or 1.3%
compared to $203,092,000 for 1997.

    Domestic Agricultural sales (Net) for 1998 were $98,393,000 compared to $100,398,000 for 1997, representing a $2,005,000 or 2.0% decrease due primarily to severe drought conditions in the Company's major domestic markets, which reduced replacement part sales in such markets, and what the Company believes is the beginning of a cyclical decline in the domestic agricultural market. Also reducing agricultural sales for 1998 were lower sales from the Company's Rhino International operation, described more fully in the paragraph below.

    Domestic Industrial sales (Net) for 1998 were $61,133,000 compared to $56,453,000 in the prior year, a $4,680,000 or 8.3% increase, as a result of continued strength in customer orders.

    European sales (Net) for 1998 were $41,027,000, a decrease of $5,214,000 or 11.3% compared to $46,241,000 for last year. The decrease in European sales was primarily due to continued weakness in farm income in the United Kingdom and the impact of currency movements, particularly the strength of the British pound against the French franc, which negatively impacted sales of the Company's U.K. manufactured products. European sales showed some firming in the second half of 1998, but are still below historical levels.

    In December 1998, the Company announced its decision to terminate the operations of the Company's Chinese tractor import and marketing business, Rhino International. These operations had experienced a decline in sales and profitability related to business factors. Sales in 1998 were $2,197,000 versus $7,828,000 in 1997. The Company is in the process of collection of accounts receivable of Rhino International and disposing of its remaining inventory. This process is substantially complete.

    Cost of sales in 1998 was $156,895,000 or 78.2% of net sales compared to $149,940,000 or 73.8% of net sales in 1997. Impacting costs of sales in the first quarter of 1998 were production inefficiencies, including supplier delays, caused by the need to rapidly accelerate production to meet increasing order rates, and in the last half of the year manufacturing cost variances as production levels were reduced to accommodate lower business volume. Costs of sales in 1998 included the impacts of inventory writedowns related to disposing of the remaining inventory at Rhino International. Gross margins in 1998 were also reduced by heavier discounts given in agricultural markets, obsolescence charges in inventory particularly in operations acquired in 1995 and costs of operations of regional warehouse additions.

    Selling, general and administrative expenses in 1998 were $35,169,000 or 17.5% of net sales compared to $31,026,000 or 15.3% of net sales for 1997. The increase in selling, general and administrative expenses of $4,143,000 was primarily attributable to the settlement of and legal costs related to certain litigation relating to Rhino International, accounts receivable writedowns of Rhino International and legal and other costs related to the Company's proposed merger transaction with Woods Equipment Company, which was terminated subsequent to December 31, 1998. Merger costs were $770,000 after tax, or $0.08 per share in 1998.

    Interest expense was $2,647,000 in 1998 compared to $2,262,000 in 1997.

    The Company's net income before income taxes from its U.S. operations decreased approximately $12,596,000 from $14,195,000 in 1997 to $1,614,000 in
1998. The Company's income before income taxes from its foreign operations decreased approximately $1,479,000 from $6,400,000 in 1997 to $4,921,000 in
1998. Net income for 1998 was $4,115,000 or $0.42 per diluted share compared to $13,600,000 or $1.41 per diluted share for 1997 as a result of the factors described above. Without the effect of the net losses of Rhino International as described above, 1998 net income would have been $10,508,000 or $1.08 per diluted share and 1997 net income would have been $14,414,000 or $1.49 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

    In addition to normal operating expenses, the Company has on going cash requirements which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first quarter and early spring of the year and partly in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales. These sales balance the Company's production during the off season. During the latter part of 1998, an inventory reduction plan was put in place to reduce excess and obsolete inventory levels that had continued to hamper liquidity. Since the end of 1998, tighter controls on inventory purchases as well as just in time inventory procedures for raw materials have aided in reducing inventory by approximately $18,278,000 of which $3,201,000 was a writedown due to a change in the Company's obsolescence reserve policy.

    As of December 31, 1999, the Company had working capital of $79,854,000 which represents a decrease of $26,038,000 from working capital of $105,892,000 as of December 31, 1998. The decrease in working capital was primarily due to lower inventory levels as mentioned above.

    Capital expenditures were $3,616,000 for 1999, compared to $4,403,000 for 1998. Capital expenditures for 2000 are expected to be approximately $12,000,000. The significant increase is attributable to several items, the largest one being the proposed purchase of the Company's Bomford manufacturing facility and adjacent land in the U.K. which is currently leased on a long-term basis. The purchase price is approximately $5,300,000 and the transaction is expected to be complete by mid 2000. Other major components of the increase are related to improvements at the Company's Seguin and Holton plants to improve their overall efficiency and increase capacity to take on production being transferred as a result of the closure of the Company's LaGrange facility. And, approximately $900,000 of the increase is a result of rebuilding the office building at the Company's Gibson City plant which was destroyed in January 1999 by a snowstorm. This cost has been recovered from the Company's insurance provider. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

    The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998. In 1999, the Company repurchased 40,600 shares in the third quarter.

    Net cash provided by operating activities was $39,188,000 for 1999 compared to $463,000 for 1998. The significant increase of cash from operating activities came from a reduction in inventory and accounts receivable. Net inventory was reduced by $18,278,000 due to the inventory reduction plan mentioned above. Accounts receivable was reduced by $7,379,000 from collections as well as lower sales from our agricultural division.

    Net cash used by financing activities was $33,483,000 for 1999 compared to net cash provided of $2,813,000 for 1998. The change in activity was primarily a result of payment on the bank revolving credit facility.

    The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of December 31, 1999. As of December 31, 1999, there were no borrowings under the revolving credit facility. At December 31, 1999, $1,233,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring. Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

    On March 1, 2000, the Company announced it had acquired 100% of the outstanding shares of Schwarze Industries, Inc. for approximately $15,000,000 in cash. The effective date of the transaction was February 29, 2000. The Company borrowed the funds for this acquisition from its revolving credit facility discussed above.

INFLATION

    The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

IMPACT OF YEAR 2000

    In 1998, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of this planning and implementation effort, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $70,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EMU's "no compulsion, no prohibition" principle. France was a participating country in the first group to adopt the EMU, which effects the Company's French operations. The U.K. is currently not a part of the EMU.

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

    The euro introduction did not have a material impact on the Company's overall currency risk. The Company anticipates the euro will simplify financial issues related to cross-border trade in the EMU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. However, the Company believes that the associated savings will not be material to corporate results.

PENDING ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

    A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company primarily manufactures its products in the United States, the U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the U.S. or U.K. subsidiaries of the Company distributes its products.

    To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months. As of December 31, 1999, the Company had no outstanding forward exchange contracts related to sales, however there was an exchange contract of $8,560,000 relating to a short-term inter-company cash transfer. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $2,100,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

EXPOSURE TO EXCHANGE RATES AS A RESULT OF FOREIGN SALES

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,226,000 for the year ending December 31, 1999. Comparatively, at December 31, 1997, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of $1,235,000 for the year-ended December 31, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 1999 was a loss of $1,538,000. On December 31, 1999, the British pound closed at .6191 relative to 1.00 U.S. dollar, and the French franc closed at .0953 relative to
1.00 British pound. By comparison, on December 31, 1998, the British pound closed at .6026 relative to 1.00 U.S. dollar, and the French franc closed at
 .1076 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

    At December 31, 1999 the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 1999 average interest rate under these borrowings, the Company's 1999 interest expense would have changed by approximately $120,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS

    The financial statements and supplementary data described in Item 14(a)1 of this report and included on pages F-1 through F-17 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

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

                                INDEX TO EXHIBITS

                                                                                INCORPORATED BY REFERENCE
                                                                                   FROM THE FOLLOWING
 EXHIBITS                           EXHIBIT TITLE                                       DOCUMENTS
-----------  -----------------------------------------------------------------  --------------------------
    3.1  --  Certificate of Incorporation, as amended, of Alamo Group Inc.      Form S-1, February 5, 1993

    3.2  --  By-Laws of Alamo Group Inc.                                        Form 10-K, March 29, 1996

   10.1  --  Warrant Agreement between Alamo Group Inc. and Capital
             Southwest Corporation, dated November 25, 1991                     Form S-1, February 5, 1993

  *10.2  --  1993 Non-Qualified Stock Option Plan, adopted by the
             Board of Directors on February 2, 1993                             Form S-1, February 5, 1993

  *10.3  --  Alamo Group Inc. Executive Loan Program of 1991                    Form S-1, March 18, 1993

  *10.4  --  1994 Incentive Stock Option Plan, adopted by the Board of
             Directors on January 25, 1994                                      Form 10-K, March 28, 1994

   10.5  --  Third Amended and Restated Revolving Credit and Term
             Loan Agreement between NationsBank of Texas, N.A. and
             Alamo Group Inc. and certain subsidiaries dated
             December 29, 1995                                                  Form 10-K, March 29, 1996

   10.6  --  First Amendment to Third Amended and Restated Revolving
             Credit and Term Loan Agreement dated April 10, 1996                Form 10-K, March 27, 1997

   10.7  --  Second Amendment to Third Amended and Restated Revolving
             Credit and Term Loan Agreement dated December 23, 1996             Form 10-K, March 27, 1997

   10.8  --  Form of indemnification agreements with Directors of
             Alamo Group Inc.                                                   Form 10-Q, May 15, 1997

   10.9  --  Form of indemnification agreements with certain executive
             officers of Alamo Group Inc.                                       Form 10-Q, May 15, 1997

   10.10 --  Third Amendment to Third Amended and Restated Revolving Credit
             and Term Loan Agreement dated June 23, 1997                        Form 10-Q, August 15, 1997

   10.11 --  Fourth Amendment to Third Amended and Restated Revolving Credit
             and Term Loan Agreement dated December 31, 1997                    Form 10-K, March 31, 1998

  *10.12 --  Incentive Compensation Plan, adopted on December 9, 1997           Form 10-K, March 31, 1998

  *10.13 --  401(k) Restoration Plan for Highly Compensated Employees,
             adopted on December 9, 1997                                        Form 10-K, March 31, 1998

  *10.14 --  Severance Pay Agreement for Twelve Months Between Alamo Group Inc.
             and Certain Officers and Employees of Alamo Group                  Form 10-Q, August 14, 1998


  *10.15 --  Severance Pay Agreement for Eighteen Months Between Alamo
             Group Inc. and Certain Officers and Employees of Alamo Group       Form 10-Q, August 14, 1998

   10.16 --  Amended and Restated Agreement and Plan of Merger by and
             among Alamo Group Inc., WEC Company and AGI Acquisition Corp.
             dated as of September 4, 1998                                      Schedule 14A, October 22, 1998

   10.17 --  Letter Agreement Between Alamo Group Inc., WEC Company and
             AGI Acquisition Corp. dated February 23, 1999 terminating the
             Merger Agreement Between the Parties dated September 4, 1998       Form 10-K, March 31, 1999

   10.18 --  Fifth Amendment to Third Amended and Restated Revolving Credit
             and Term Loan Agreement dated effective as of December 31, 1998    Form 10-K, March 31, 1999

  *10.19 --  1999 Non-Qualified Stock Option Plan, adopted by the
             Board of Directors on July 7, 1999                                 Schedule 14A, July 30, 1999

  *10.20 --  Amended and Restated 1994 Incentive Stock Option Plan adopted
             by the Board of Directors on July 7, 1999                          Schedule 14A, July 30, 1999

   21.1  --  Subsidiaries of the Registrant                                     Form 10-K, March 31, 2000

   23.1  --  Consent of Ernst & Young LLP                                       Filed Herewith

   27.1  --  Financial Data Schedule                                            Electronic Filing Only

*  Compensatory Plan

(B)        REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1999

      (None)

        SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                       ALAMO GROUP INC.

Date:  March 23, 2000                  By: /s/ RONALD A. ROBINSON
                                           President and Chief Executive Officer



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                           TITLE                       DATE
----------------------     ------------------------------------   --------------

/s/ DONALD J. DOUGLASS     Chairman of the Board and Director     March 23, 2000
    Donald J. Douglass

/s/ RONALD A. ROBINSON     President, Chief Executive Officer     March 23, 2000
    Ronald A. Robinson     and a Director (Principal Executive
                           Officer, Principal Financial Officer
                           and Principal Accounting Officer)

/s/ ORAN F. LOGAN          Director                               March 23, 2000
    Oran F. Logan


/s/ DAVID H. MORRIS        Director                               March 23, 2000
    David H. Morris

/s/ O.S. SIMPSON, JR.      Director                               March 23, 2000
    O.S. Simpson, Jr.

/s/ JAMES B. SKAGGS        Director                               March 23, 2000
    James B. Skaggs

/s/ WILLIAM R. THOMAS      Director                               March 23, 2000
    William R. Thomas

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.........................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

      Years ended December 31, 1999, 1998 and 1997........................   F-3

   CONSOLIDATED BALANCE SHEETS

      December 31, 1999 and 1998..........................................   F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Years ended December 31, 1999, 1998 and 1997........................   F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS

      Years ended December 31, 1999, 1998 and 1997........................   F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



        Board of Directors and Stockholders
        Alamo Group Inc.

        We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and its subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and its subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                              ERNST & YOUNG LLP

        San Antonio, Texas
        March 1, 2000

                        ALAMO GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED
                                                    -------------------------------------------
                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                       1999            1998              1997
                                                   -----------      -----------      -----------
Net sales ......................................    $ 176,608        $ 200,553        $ 203,092

Cost of sales ..................................      135,705          156,895          149,940
                                                    ---------        ---------        ---------
    Gross profit ...............................       40,903           43,658           53,152

Selling, general and administrative expense ....       30,123           35,169           31,026
                                                    ---------        ---------        ---------
    Income from operations .....................       10,780            8,489           22,126

Interest expense ...............................       (1,495)          (2,647)          (2,262)
Interest income ................................          604              697              523
Other income (expense), net ....................         (193)              (4)             208
                                                    ---------        ---------        ---------
    Income before income taxes .................        9,696            6,535           20,595

Provision for income taxes .....................        3,594            2,420            6,995
                                                    ---------        ---------        ---------
    Net income .................................    $   6,102        $   4,115        $  13,600
                                                    =========        =========        =========

Net income per common share:
    Basic ......................................    $    0.63        $    0.42        $    1.42
                                                    =========        =========        =========
    Diluted ....................................    $    0.63        $    0.42        $    1.41
                                                    =========        =========        =========
Average common shares:
    Basic ......................................        9,722            9,714            9,602
                                                    =========        =========        =========
    Diluted ....................................        9,726            9,730            9,674
                                                    =========        =========        =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      DECEMBER 31,  DECEMBER 31,
                                                          1999          1998
                                                      ------------  ------------
ASSETS
    Current assets:
        Cash and cash equivalents ..................   $   5,359      $   2,748
        Accounts receivable ........................      41,764         49,834
        Inventories ................................      45,570         64,578
        Deferred income taxes ......................       4,193          5,087
        Prepaid expenses and other .................       1,008          1,067
                                                       ---------      ---------
               Total current assets ................      97,894        123,314

    Property, plant and equipment ..................      54,161         55,893
        Less:  Accumulated depreciation ............     (32,343)       (32,989)
                                                       ---------      ---------
                                                          21,818         22,904

    Goodwill .......................................       9,937         11,411
    Other assets ...................................       3,146          4,009
                                                       ---------      ---------

               Total assets ........................   $ 132,795      $ 161,638
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Trade accounts payable .....................   $   8,514      $   9,461
        Income taxes payable .......................       1,080            478
        Accrued liabilities ........................       7,920          6,996
        Current maturities of long-term debt .......         526            487
                                                       ---------      ---------
               Total current liabilities ...........      18,040         17,422

    Long-term debt, net of current maturities ......       5,469         35,858
    Deferred income taxes ..........................       1,256          1,452

    Stockholders' equity:
        Common stock, $.10 par value, 20,000,000
         shares authorized; 9,735,809 and 9,735,759
         issued at December 31, 1999 and December 31,
         1998 respectively .........................         974            973
        Additional paid-in capital .................      50,775         50,507
        Treasury stock, at cost; 40,600
         shares at December 31, 1999 ...............        (400)            --
        Retained earnings ..........................      57,568         54,775
        Accumulated other comprehensive income .....        (887)           651
                                                       ---------      ---------
               Total stockholders' equity ..........     108,030        106,906
                                                       ---------      ---------

        Total liabilities and stockholders' equity .   $ 132,795      $ 161,638
                                                       =========      =========


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED       TOTAL
                                              COMMON STOCK         ADDITIONAL                                 OTHER         STOCK-
                                        -----------------------     PAID-IN      TREASURY      RETAINED   COMPREHENSIVE    HOLDERS'
                                          SHARES        AMOUNT      CAPITAL       STOCK        EARNINGS       INCOME        EQUITY
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1996 ..........     9,590     $     959    $  49,502    $    --       $  45,071     $   1,718     $  97,250

    Net income ........................      --            --           --           --          13,600          --          13,600
    Change in unrealized gains on
     securities, net of income ........      --            --           --           --            --             (90)          (90)
    Translation adjustment ............      --            --           --           --            --          (1,561)       (1,561)
                                                                                                                          ---------
    Total comprehensive income ........                                                                                      11,949
    Purchase of treasury stock, at cost       (80)         --           --         (1,631)         --            --          (1,631)
    Sale of common stock and related ..       175             9          893        1,631          --            --           2,533
    Dividends paid ($.40 per share) ...      --            --           --           --          (3,836)         --          (3,836)
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1997 ..........     9,685           968       50,395         --          54,835            67       106,265

    Net income ........................      --            --           --           --           4,115          --           4,115
    Translation adjustment ............      --            --           --           --            --             584           584
                                                                                                                          ---------
    Total comprehensive income ........                                                                                       4,699
    Sale of common stock ..............        51             5          112         --            --            --             117
    Dividends paid ($.43 per share) ...      --            --           --           --          (4,175)         --          (4,175)
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1998 ..........     9,736           973       50,507         --          54,775           651       106,906

    Net income ........................      --            --           --           --           6,102          --           6,102
    Translation adjustment ............      --            --           --           --            --          (1,538)       (1,538)
                                                                                                                          ---------
    Total comprehensive income ........      --            --           --           --            --            --           4,564
    Purchase of treasury stock, at cost       (41)         --           --           (400)         --            --            (400)
    Sale of common stock ..............      --               1          268         --            --            --             269
    Dividends paid ($.34 per share) ...      --            --           --           --          (3,309)         --          (3,309)
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1999 ..........     9,695     $     974    $  50,775    $    (400)    $  57,568     $    (887)    $ 108,030
                                        =========     =========    =========    =========     =========     =========     =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEAR ENDED
                                                             --------------------------------------------------
                                                             DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                 1999                1998               1997
                                                             -----------         -----------        -----------
OPERATING ACTIVITIES
Net income .................................................   $  6,102           $  4,115           $ 13,600
Adjustments to reconcile net income to net
 cash provided by operating activities:
        Provision for doubtful accounts ....................        133              1,099                675
        Depreciation .......................................      3,967              3,938              3,700
        Amortization .......................................      1,185              1,897              1,364
        Provision for deferred income tax benefit ..........        693             (2,711)              (286)
        Realized gain on marketable securities .............       --                 --                  (70)
        Gain on sale of  equipment .........................     (1,048)              (124)              (152)
Changes in operating assets and liabilities, net
 of effect of acquisitions:
        Accounts receivable ................................      7,379             (8,540)               321
        Inventories ........................................     18,278              1,470             (6,367)
        Prepaid expenses and other .........................      1,449              1,731             (1,655)
        Trade accounts payable and accrued liabilities .....        414             (2,617)             1,756
        Income taxes payable ...............................        636                205               (583)
                                                               --------           --------           --------
Net cash provided by operating activities ..................     39,188                463             12,303

INVESTING ACTIVITIES
Purchase of property, plant and equipment ..................     (3,616)            (4,403)            (4,685)
Proceeds from sale of property, plant and equipment ........      1,120                342                224
Purchase of long-term investment ...........................       (500)              (500)              --
Sale of long-term investment ...............................       --                3,200               --
Proceeds from sale of marketable securities ................       --                 --                  150
                                                               --------           --------           --------
Net cash (used) by investing activities ....................     (2,996)            (1,361)            (4,311)

FINANCING ACTIVITIES
Net change in bank revolving credit facility ...............    (29,600)             7,600             (5,500)
Principal payments on long-term debt and
 capital leases ............................................       (443)              (729)              (841)
Dividends paid .............................................     (3,309)            (4,175)            (3,836)
Proceeds from sale of common stock and related .............        269                117              2,533
Cost of common stock repurchased ...........................       (400)              --               (1,631)
                                                               --------           --------           --------
Net cash provided (used) by financing activities ...........    (33,483)             2,813             (9,275)

Effect of exchange rate changes on cash ....................        (98)                44               (156)
                                                               --------           --------           --------
Net change in cash and cash equivalents ....................      2,611              1,959             (1,439)
Cash and cash equivalents at beginning of the year .........      2,748                789              2,228
                                                               --------           --------           --------
Cash and cash equivalents at end of the year ...............   $  5,359           $  2,748           $    789
                                                               ========           ========           ========

Cash paid during the year for:
    Interest ...............................................   $  1,742           $  2,547           $  2,215
    Income taxes ...........................................      2,300              5,100              6,979

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997


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

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries ("the Company"), all of which are wholly owned. Other investments are accounted for under the equity method or the cost method. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

    The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 1999, the Company had a foreign currency forward contract, maturing in January 2000, for $8,569,000. Foreign currency transaction gains or losses are included in Other income (expense), net. For 1999, 1998 and 1997, such transactions netted a loss of $906,000, gain of $99,000 and loss of $346,000, respectively.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

GOODWILL

    Goodwill is related to purchase acquisitions and, with minor exceptions, is being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $5,343,000 and $5,036,000 for the years ended December 31, 1999 and 1998, respectively. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

LONG-TERM INVESTMENTS

    At December 31, 1999 and 1998, respectively, the Company had $1,500,000 and $1,000,000 invested in a Small Business Investment Company which is carried at cost in Other assets. The Company is committed to invest an additional $500,000. Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in Other assets in the accompanying financial statements, is not determinable at this date.

RELATED PARTY TRANSACTIONS

    Notes receivable from officers of the Company for $970,000 and $1,300,000 for the years ended December 31, 1999 and 1998, respectively, are included in Other assets.

REVENUE RECOGNITION

    Product revenue is recognized when the product is shipped. Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly.

RESEARCH AND DEVELOPMENT

    Product development and engineering costs charged to Selling, general and administrative expense amounted to $1,722,000, $1,685,000 and $1,712,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

FEDERAL INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

                                                             1999         1998         1997
                                                            ------       ------       -------
Net income .............................................    $6,102       $4,115       $13,600
                                                            ======       ======       =======
Average common shares:
    BASIC (weighted-average outstanding shares) ........     9,722        9,714         9,602

      Dilutive potential common shares from stock
        options and warrants ...........................         4           16            72
                                                            ------       ------       -------
    DILUTED (weighted-average outstanding shares) ......     9,726        9,730         9,674
                                                            ======       ======       =======

Basic earnings per share ...............................    $ 0.63       $ 0.42       $  1.42
                                                            ======       ======       =======

Diluted earnings per share .............................    $ 0.63       $ 0.42       $  1.41
                                                            ======       ======       =======

    Stock options and warrants were 101,000 shares in 1999 and 48,000 shares in 1998 and they were not included in the diluted earnings per share calculation as they were antidilutive.


                   3. TERMINATION OF OPERATIONS OF SUBSIDIARY

    In December 1998, the Company announced its decisions to terminate the operations of the Company's Chinese tractor import and marketing business, Rhino International. This operation experienced a decline in sales and profitability related to business factors. Sales in 1999 were $1,223,000 million versus $2,197,000 million in 1998 and $7,828,000 million in 1997. Disposal of the assets of the Rhino International operation were substantially concluded in 1999, and resulted in an after-tax loss of $665,000. In 1998, the effect of Rhino International, including settlement of certain litigation, charges of $955,000 related to impairment of goodwill and other intangibles, $650,000 of various other costs involved in terminating operations, and reserves for inventory and accounts receivable losses expected in final collection and disposition, was an after-tax loss of $6,417,000 compared to an after-tax loss in 1997 of $853,000. These charges are included in net sales, cost of sales and selling, general and administrative expense as appropriate.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

                      4. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following (in thousands):

                                                       BALANCE        CHARGED TO    TRANSLATIONS,     NET WRITE-OFFS       BALANCE
                                                     BEGINNING OF   NET COSTS AND  RECLASSIFICATIONS    OR DISCOUNTS         END OF
                                                        YEAR           EXPENSES    AND ACQUISITIONS        TAKEN             YEAR
                                                     -----------    -------------  -----------------   ---------------     --------
1999
----
Allowance for doubtful accounts .............         $  2,247         $    133         $    (33)         $ (1,116)         $  1,231
Reserve for sales discounts .................            5,189           12,537               (1)          (14,134)            3,591
Reserve for inventory obsolescence ..........            5,706            2,485             (100)           (2,875)            5,216
1998
----
Allowance for doubtful accounts .............         $  1,840         $  1,099         $      9          $   (701)         $  2,247
Reserve for sales discounts .................            3,484           16,241             --             (14,536)            5,189
Reserve for inventory obsolescence ..........            3,779            2,363               13              (449)            5,706
1997
----
Allowance for doubtful accounts .............         $  1,521         $    675         $    (27)         $   (329)         $  1,840
Reserve for sales discounts .................            3,866           14,177               (2)          (14,557)            3,484
Reserve for inventory obsolescence ..........            4,110              281             (113)             (499)            3,779

                                 5. INVENTORIES

    Inventories valued at LIFO cost represented 82% and 87% of total inventory for the years ended December 31, 1999 and 1998, respectively. The excess of current costs over LIFO-valued inventories was $3,925,000 and $3,981,000 at December 31, 1999 and December 31, 1998, respectively. Net inventories consist of the following (in thousands):

                                                   DECEMBER 31,     DECEMBER 31,
                                                      1999             1998
                                                   -----------      -----------
          Finished wholegoods and parts ......       $39,310          $57,571
          Work in process ....................         2,754            2,840
          Raw materials ......................         3,506            4,167
                                                     -------          -------
                                                     $45,570          $64,578
                                                     =======          =======


                        6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):


                                          DECEMBER 31,  DECEMBER 31,    USEFUL
                                             1999          1998         LIVES
                                           --------      --------     ----------
          Land ..........................  $  1,904      $   1,965
          Buildings and improvements ....    18,917         19,484    15-25 yrs.
          Machinery and equipment .......    25,471         25,485      5 yrs.
          Office furniture and equipment      4,414          5,602      5 yrs.
          Transportation equipment ......     3,455          3,357     3-5 yrs.
                                           --------     ----------
                                             54,161         55,893

          Accumulated depreciation ......   (32,343)       (32,989)
                                           --------     ----------
                                           $ 21,818     $   22,904
                                           ========     ==========

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

    Property, plant and equipment at December 31, 1999 and December 31, 1998 includes $6,272,000 and $6,513,000, respectively, for buildings held under capitalized leases.


                             7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following balances (in thousands):

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1999            1998
                                                 -----------     -----------
          Salaries, wages and bonuses ........      $2,635         $3,227
          Warranty ...........................       1,467          1,750
          Other ..............................       3,818          2,019
                                                    ------         ------
                                                    $7,920         $6,996
                                                    ======         ======


                                8. LONG-TERM DEBT

The components of long-term debt at December 31 are as follows (in thousands):



                                                              1999       1998
                                                            -------    -------
          Bank revolving credit facility ...............    $  --      $29,600
          Capital lease obligations ....................      5,812      6,514
          Other notes payable ..........................        183        231
                                                            -------    -------
          Total long-term debt .........................      5,995     36,345
          Less current maturities ......................        526        487
                                                            -------    -------
                                                            $ 5,469    $35,858
                                                            =======    =======

    As of December 31, 1999, the Company had a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. Due to the losses related to Rhino International discussed in Note 3, the Company was not initially in compliance with certain of the covenants at December 31, 1998. The bank amended the covenant requirements effective for the period ended December 31, 1998 and for future periods. After this amendment the Company was in compliance with all covenants as of December 31, 1998. The Company is in compliance with all convenants at December 31, 1999. At December 31, 1999, no amounts were outstanding on the revolving credit facility. At December 31, 1999, $1,233,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

    The aggregate maturities of long-term debt, as of December 31, 1999, are as follows: $526,000 in 2000, $537,000 in 2001, $582,000 in 2002, $636,000 in 2003
and $694,000 in 2004 and $3,020,000 thereafter.

    Long-term debt is stated at estimated fair value.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                 9. INCOME TAXES

    U.S. and non-U.S. income before income taxes is as follows (in thousands):

                                           1999       1998       1997
                                         -------    -------    -------
          Income before income taxes:
            Domestic ................    $ 5,262    $ 1,614    $14,210
            Foreign .................      4,434      4,921      6,385
                                         -------    -------    -------
                                         $ 9,696    $ 6,535    $20,595
                                         =======    =======    =======


    The provision for income taxes consists of (in thousands):

                                          1999        1998        1997
                                        -------     -------     -------
          Current:
            Federal ................    $ 1,096     $ 3,289     $ 4,892
            Foreign ................      1,678       1,907       2,176
            State ..................        122         (63)        419
                                        -------     -------     -------
                                          2,896       5,133       7,487
          Deferred:
            Federal ................        742      (2,718)       (492)
            Foreign ................        (44)          5        --
                                        -------     -------     -------
                                            698      (2,713)       (492)
                                        -------     -------     -------
                  Total income taxes    $ 3,594       2,420     $ 6,995
                                        =======     =======     =======

    Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):


                                               1999        1998         1997
                                             -------     -------      -------
          Statutory U.S. federal tax
          (34% in 1999 and 1998
          and 35% in 1997) ..............    $ 3,297     $ 2,222      $ 7,208
            Increase (reduction) from:
              Non-U.S. taxes ............        126         240         (292)
              U.S. State taxes ..........         81         (42)         272
              Other .....................         90        --           (193)
                                             -------     -------      -------
          Provision for income taxes ....    $ 3,594       2,420      $ 6,995
                                             =======     =======      =======
          Actual tax rate ...............         37%         37%          34%


    At December 31, 1999, the Company had unremitted earnings of foreign subsidiaries of $20,274,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

The components of deferred tax assets and liabilities included in the balance sheets are as follows (in thousands):

                                                       1999      1998
                                                      ------    ------
          Deferred tax asset:
             Inventory ...........................    $1,770    $1,942
             Accounts receivable .................     1,531     2,127
             Depreciation ........................     1,069     1,151
             Deferred compensation ...............       269       --
             Net operating loss carryforwards ....        78        48
             Insurance ...........................       365       322
             Other current .......................       593       948
             Other non-current ...................     1,040     1,005
                                                      ------    ------
              Total deferred asset ...............    $6,715    $7,543
                                                      ======    ======
          Deferred tax liability:
             Difference between book basis and
               tax basis of assets ...............    $2,965    $3,232
             Other ...............................       813       676
                                                      ------    ------
              Total deferred liability ...........    $3,778    $3,908
                                                      ======    ======


    At December 31, 1999, net current deferred tax assets were $4,193,000 ($5,087,000 in 1998). Net non-current deferred tax liabilities were $1,256,000 ($1,452,000 in 1998).

    The net deferred tax asset for the Company decreased from $3,635,000 at December 31, 1998 to $2,937,000 at December 31, 1999. This is in part due to the utilization of Rhino International's current deferred tax asset. In 1998, this asset was increased as a result of a $4,907,000 write-down related to the shutdown of that subsidiary. The net deferred tax asset for Rhino International was $807,000 and $2,297,000 as of December 31, 1999 and December 31, 1998,
respectively.

                                10. COMMON STOCK

    In conjunction with the issuance of debt in a prior year, the Company issued warrants to purchase 62,500 shares of common stock to the lender. The exercise price of $16 per share was subject to adjustment, and the warrants expired in January 2000 without being exercised.

    Subsequent to December 31, 1999, the Company declared and paid a dividend of $0.06 per share.

                                11. STOCK OPTIONS

INCENTIVE OPTIONS

    On April 28, 1994, the stockholders approved the 1994 Incentive Stock Option Plan ("1994 ISO Plan") for key employees. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted will not be less than the fair market value of the common stock at the date the option is granted.

    On August 31, 1999, the stockholders of the Company approved amending the 1994 ISO Plan. During the period ended December 31, 1999, options to purchase 101,000 shares have been granted. The amendment was filed on Schedule 14A, dated July 30, 1999. At December 31, 1999, the Company has reserved 385,525 shares of common stock for these options.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

Following is a summary of activity in the incentive stock option plans for the periods indicated:

                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1999         1998         1997
                                           --------     --------     --------
     Options outstanding at beginning of
       year ..............................   51,200       83,385      123,373
        Granted ..........................  101,000         --           --
        Exercised ........................      (50)     (30,885)     (14,863)
        Cancelled ........................  (50,350)      (1,300)     (25,125)
                                           --------     --------     --------
     Options outstanding at end of year ..  101,800       51,200       83,385
                                           ========     ========     ========
     Options exercisable at end of year ..      400       26,300       44,385
                                           ========     ========     ========
     Options available for grant at end
       of year ...........................  174,600      225,250      224,400
                                           ========     ========     ========


    PER SHARE OPTION PRICES, FOR OPTIONS OUTSTANDING AT DECEMBER 31, 1999, RANGED FROM $8.9375 TO $18.75.

NONQUALIFIED OPTIONS

    On February 2, 1993, the Company granted nonqualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. During 1999 and 1998, -0- and 20,000 shares were exercised, respectively, and 20,000 shares remain outstanding and exercisable until January 30, 2003.

    On July 7, 1999, the Company granted 200,000 shares of the Company's Common Stock from the 1999 Non-Qualified Stock Option Plan at the exercised price of $8.9375 per share being the closing price of the Company's Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shared after each succeeding year until the option is fully exercisable.

Following is a summary of activity in the nonqualified option plans for the periods indicated:

                                         DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                             1999         1998         1997
                                           -------      -------      -------
     Options outstanding at beginning of
       year .............................   20,000       40,000      200,000
       Granted ..........................  200,000         --           --
       Exercised ........................     --         20,000      160,000
       Cancelled ........................     --           --           --
                                           -------      -------      -------
     Options outstanding at end of year .  220,000       20,000       40,000
                                           =======      =======      =======
     Options exercisable at end of year .   20,000       20,000       40,000
                                           =======      =======      =======
     Options available for grant at end
       of year ..........................  200,000         --           --
                                           =======      =======      =======

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

                          12. RETIREMENT BENEFIT PLANS

    The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 1999, 1998 and 1997 were $578,000, $620,000 and $399,000, respectively.

    Two of the Company's foreign subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's foreign subsidiaries contribute between 5.8% and 9.6% of the participant's salary up to a specific limit. Contributions were $282,000 in 1999, $428,000 in 1998 and $453,000 in 1997.



                13. FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

    Following is selected financial information on the Company's foreign operations (located in Europe) (in thousands):

                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1999        1998        1997
                                         -----------  -----------  -----------
     Net sales ........................    $41,958      $41,027      $46,241
     Income from operations ...........      5,312        5,060        7,053
     Income before income taxes and
       allocated interest expense .....      4,434        4,921        6,385
     Identifiable assets ..............     42,009       42,117       39,744


Following is other selected geographic financial information on the Company's operations (in thousands):

                                         DECEMBER 31,  DECEMBER 31, DECEMBER 31,
                                             1999         1998          1997
                                          --------      --------      --------
     Geographic net sales:
        United States .................   $133,130      $156,809      $152,492
        United Kingdom ................     14,505        13,534        17,446
        France ........................     19,070        19,466        19,305
        Other .........................      9,903        10,744        13,849
                                          --------      --------      --------
     Total net sales ..................   $176,608      $200,553      $203,092
                                          ========      ========      ========
     Geographic location of long lived
      assets:
        United States .................   $ 21,838      $ 23,697      $ 27,684
        United Kingdom ................      9,395        10,132        10,686
        France ........................      3,564         4,495         4,608
                                          --------      --------      --------
     Total long lived assets ..........   $ 34,797      $ 38,324      $ 42,978
                                          ========      ========      ========


    Net sales are attributed to countries based on the location of customers.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

    For 1999, 1998 and 1997 the Company's Comprehensive Income was $4,564,000, $4,699,000 and $11,949,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                 1999      1998     1997
                                                -----     -----    -----
     Foreign currency translation
        adjustments ........................    $(887)    $ 651    $  67
                                                -----     -----    -----
     Accumulated other comprehensive
        income .............................    $(887)    $ 651    $  67
                                                =====     =====    =====


                        15. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases office space and transportation equipment under various operating leases which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 1999, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):


                                                       OPERATING     CAPITALIZED
                                                         LEASES        LEASES
                                                       ---------     -----------
     2000 ...........................................   $  488         $  936
     2001 ...........................................      446            936
     2002 ...........................................      171            936
     2003 ...........................................       35            936
     2004 ...........................................       27            936
     Thereafter .....................................       24          3,907
                                                        ------         ------
     Total minimum lease payments ...................   $1,191          8,587
                                                        ======
     Less amount representing interest ..............                   2,775
                                                                       ------
     Present value of net minimum lease payments ....                   5,812
     Less current portion ...........................                     479
                                                                       ------
     Long-term portion ..............................                  $5,333
                                                                       ======


    Rental expense for operating leases was $1,351,000 for 1999, $1,404,000 for 1998 and $1,176,000 for 1997.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

    The Company was involved in a lawsuit between Rhino International and certain of its former dealers. This lawsuit involved claims against Rhino International totaling $3.8 million. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of its recovery. The judgment is being appealed by both parties. While the ultimate outcome of this matter cannot be determined at this time, the Company believes this matter will not have a material adverse effect on the Company's consolidated financial position. In 1998, the Company settled (with prejudice) certain other litigation relating to the Company's acquisition of Rhino International. The cost to the Company of the settlement of this litigation is reflected in Selling, General and Administrative expense in 1998.

    The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company. The loans are subject to approval by the Compensation Committee of the Board of Directors. All loans are secured by a pledge of the shares being purchased. The maximum aggregate amount which officers and employees may borrow is $400,000 and $200,000, respectively. Each loan bears interest at prime and is payable quarterly. Beginning March 2001, each employee must make annual principal payments equal to 10% of the amount loaned to the employee. As of December 31, 1999, and 1998, $317,000 and $585,000, respectively, were outstanding under the program and are included in additional paid-in capital. The executive loan program has expired.

                    16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1999 and 1998 is presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August. (In thousands, except per share amounts):


                                                          1999                                             1998
                                       --------------------------------------------   ---------------------------------------------
                                         FIRST      SECOND       THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH
                                       --------    --------    --------    --------   ---------    --------    --------    --------
Sales .............................    $ 42,168    $ 51,095    $ 43,936    $ 39,409   $  48,727    $ 60,392    $ 51,024    $ 40,410
Gross profit ......................      10,078      13,345       8,268       9,212      11,348      16,200      13,631       2,479
Net income (loss) .................       1,620       3,608         131         743       1,926       4,472       2,061      (4,344)
Earnings per share
    Diluted .......................    $    .17    $    .37    $    .01    $    .08   $     .20    $    .46    $    .21    $   (.45)
Average shares
    Diluted .......................       9,736       9,736       9,728       9,705       9,715       9,720       9,747       9,736
Dividends per share ...............    $    .11    $    .11    $    .06    $    .06   $     .10    $    .11    $    .11    $    .11
Market price of common stock
    High ..........................    $ 12-5/8    $ 10-1/4    $ 10-1/8    $ 10-1/4   $21-13/16    $     19    $ 19-3/4    $15-7/16
    Low ...........................    $  7-7/8    $  6-7/8    $  8-1/2    $  8-1/4   $  15-3/8    $ 14-1/2    $ 13-1/2    $ 10-5/8

    Financial data for the 1998 third and fourth quarters is impacted by the settlement of certain litigation and termination of operations of Rhino International, as described in Footnote 3.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

                              17. SUBSEQUENT EVENTS

    On February 29, 2000 the Company acquired 100% of the issued and outstanding shares of Schwarze Industries, Inc., a privately owned manufacturer of sweeping equipment which sells to governmental and contract customers. The purchase price was approximately $15,000,000 paid in cash and drawn on the revolving credit facility and will be treated as a purchase for accounting purposes. Schwarze Industries in headquartered in Huntsville, Alabama and employs approximately 165 people. Schwarze Industries occupies approximately 40,000 square feet which is owned and approximately 100,000 square feet which is leased.

    The Company has agreed in principle to purchase the manufacturing facility and adjacent land located at the Company's Bomford location. The purchase price is approximately $5,300,000 and the transaction is expected to be complete by mid 2000. Currently, the Bomford facility is accounted for in the capital lease section in Footnote 15.