Form 10-Q
period 2000-03-31
ALAMO GROUP INC
filed 2000-05-15
CIK 897077

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (830) 379-1480
              (Registrant's tELEPHONE NUMBER, INCLUDING AREA CODE)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES X NO ___

AT MAY 1, 2000, 9,695,209 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

===============================================================================

===============================================================================

                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE

PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements
         (Unaudited)

    Interim Condensed Consolidated Statements of Income  -               3
    Three months ended March 31, 2000 and March 31, 1999

    Interim Condensed Consolidated Balance Sheets -                      4
    March 31, 2000 and December 31, 1999 (Audited)

    Interim Condensed Consolidated Statements of Cash Flows -            5
    Three months ended March 31, 2000 and March 31, 1999


    Notes to Interim Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks    14



PART II.  OTHER INFORMATION                                             16

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










ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ALAMO GROUP INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                            -----------------------------------
                                              MARCH 31,           MARCH 31,
                                                2000               1999
                                            -----------------  ----------------
Net sales:
  North American
      Agricultural........................$        21,594      $         19,143
       Industrial........................          17,834                13,358
  European............................. .          10,538                 9,667
                                            -----------------    --------------
Total net sales.........................           49,966                42,168
Cost of sales...........................           37,321                32,090
                                            -----------------    --------------
   Gross profit.........................           12,645                10,078

Selling, general and administrative
expense ..............................              7,931                 6,864
                                           -----------------     --------------
   Income from operations..............             4,714                 3,214

Interest expense.......................              (360)                 (658)
Interest income .......................               190                   102
Other income (expense),net............               (194)                 (132)
                                           -----------------     --------------
   Income before income taxes .........             4,350                 2,526


Provision for income taxes............              1,668                   906
   Net income .........................   $         2,682      $          1,620

                                            ================    ================


Net income per common share:
Basic.....................................$          0.28       $          0.17
                                          ===================  ================
Diluted...................................$          0.28       $          0.17
                                          ===================  ================
Average common shares:
Basic...................................             9,695                9,736
                                          ===================  ================

Diluted.................................             9,752                9,752
                                          ===================  ================


Dividends declared.....................   $          0.06       $          0.11

                             See accompanying notes.




                        ALAMO GROUP INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             MARCH 31,            DECEMBER 31,
                                               2000                   1999
                                            (UNAUDITED)            (AUDITED)
                                         -----------------     ----------------
ASSETS
   Current assets:
      Cash and cash equivalents .......   $      4,157         $        5,359
      Accounts receivable .............         61,475                 41,764
      Inventories......................         53,241                 45,570
      Deferred income taxes ...........          4,309                  4,193
      Prepaid expenses and others......          3,824                  1,008
                                        -----------------      ---------------
            Total current assets........       127,006                 97,894

   Property, plant and equipment........        57,093                  54,161
      Less:  Accumulated depreciation...       (32,929)                (32,343)
                                        -----------------      ----------------
                                                24,164                  21,818
   Goodwill.............................        14,190                   9,937
   Other assets.........................         3,640                   3,146
                                        -----------------      ----------------
            Total assets................  $    169,000         $       132,795
                                        =================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Trade accounts payable............        16,380                   8,514
      Income taxes payable..............         2,470                   1,080
      Accrued liabilities...............         9,885                   7,920
      Current maturities of long-term
         debt...........................           521                     526
                                        -----------------     -----------------
            Total current liabilities...        29,256                  18,040


   Long-term debt, net of current
      maturities........................         29,235                   5,469
   Deferred income taxes................         1,262                   1,256


   Stockholders' equity:
   Common stock, $.10 par value,
       20,000,000 shares authorized;
       9,735,809 issued at March 31,
       2000 and December 31, 1999........          974                     974
   Additional paid-in capital............       50,775                  50,775

   Treasury stock, at cost; 40,600
     shares.................................       (400)                  (400)
   Retained earnings........................     59,698                 57,568
   Accumulated other comprehensive income...     (1,800)                  (887)
                                             --------------    ----------------
            Total stockholders' equity.....     109,247                108,030
                                             --------------    ----------------
            Total liabilities and
             stockholders' equity...........  $   169,000         $    132,795
                                              ============     ================

                             See accompanying notes.





                        ALAMO GROUP INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                       ----------------------------------------
                                             MARCH 31,             MARCH 31,
                                               2000                  1999
                                       ------------------    ------------------
OPERATING ACTIVITIES

Net income............................    $        2,682        $         1,620

Adjustment to reconcile net income
to net cash provided (used) by
operating activities:
   Provision for doubtful accounts....                37                    115
   Depreciation.......................               990                  1,012
   Amortization.......................               336                    276
   Provision for deferred income
    tax benefit.......................               255                      3
   (Gain) on sale of equipment........               (42)                   (59)

Changes in operating assets and
  liabilities, net of effect
  of acquisitions:
  Accounts receivable..................          (17,301)               (10,930)
  Inventories..........................             (287)                 1,022
  Prepaid expenses and other assets....              517                    231
  Trade accounts payable and accrued
  liabilities..........................            4,941                  3,724
  Income taxes payable.................            1,118                    801
                                           ---------------      ---------------
Net cash provided (used) by operating
activities..............................          (6,684)                (2,185)

INVESTING ACTIVITIES

Acquisitions, net of cash acquire........         (15,000)                  -
Purchase of property, plant and
equipment...............................           (2,260)                 (457)
Proceeds from sale of property,
plant and equipment.....................              67                     82
Purchase of long-term investment                    (500)
                                                                             -
                                          -----------------    ----------------
Net cash provided (used) by
investing activities...................          (17,693)                (375)

FINANCING ACTIVITIES

Net change in bank revolving
credit facility.........................            24,000                2,100
Principal payments on long-term
debt and capital leases.................             (120)                (115)
Dividends paid..........................             (582)              (1,071)
                                           ----------------    ----------------
Net cash provided (used) by
financing activities.....................           23,298                  914

Effect of exchange rate changes on cash..            (123)                 (91)
                                           ----------------    ----------------
Net change in cash and cash equivalents..          (1,202)              (1,737)
Cash and cash equivalents at beginning
of the period............................           5,359                2,748
                                           ---------------      ---------------
Cash and cash equivalents at end
of the period...........................   $        4,157        $       1,011
                                          =================    ================


Cash paid during the period for:
        Interest.........................  $           34        $         720
        Income taxes....................                8                  (51)

                             See accompanying notes.






                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                 MARCH 31, 2000

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected during the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  ACCOUNTS RECEIVABLE

     Accounts Receivable showed less allowance for doubtful accounts are $1,465,000 and $1,231,000 at March 31, 2000 and December 31, 1999, respectively.

3.       ACQUISITIONS AND INVESTMENTS

     On February 29, 2000, the Company acquired all the shares of Schwarze Industries Inc. ("Schwarze"), an Alabama corporation. In connection with the acquisition of Schwarze for a purchase price of approximately $15,000,000, the Company acquired assets with an approximate value of $13,650,000 and assumed liabilities of approximately $4,521,000. Purchase accounting is preliminary based on final review of fair value of assets acquired and liabilities assumed. Schwarze is a manufacturer of sweeping equipment which is sold to governmental and contractor users. The pro forma statement of the Company assuming the transaction was completed at January 1, 1999, is listed in the following table (in thousands):

                                          THREE MONTHS ENDED
                                 -----------------------------------
                                      MARCH 31,         MARCH 31,
                                         2000               1999
                                 ----------------  ------------------
Net sales......................   $      56,639    $         51,525
Net income.....................           2,782               1,778
Net income per share, diluted..   $        0.28    $           0.18










                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                          MARCH 31, 2000 - (CONTINUED)

4.  INVENTORIES

     Inventories valued at LIFO cost represented 84% and 82% of total inventory at each of March 31, 2000 and December 31, 1999, respectively. The excess of current costs over LIFO valued inventories were $3,925,000 at March 31, 2000 and at December 31, 1999, respectively. Inventory obsolescence reserves were $5,446,000 at March 31, 2000 and $5,216,000 at December 31, 1999. Net
inventories consist of the following (in thousands):

                                        MARCH 31,               DECEMBER 31,
                                         2000                      1999
                                     ----------------       -----------------

Finished goods.....................  $        46,066         $        39,310
Work in process....................            3,937                   2,754
Raw materials.....................            3,238                   3,506
                                        -------------       -----------------
                                     $        53,241         $        45,570
                                     ================       =================

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

5.  COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                                                  THREE MONTHS ENDED
                                          ----------------------------------
                                            MARCH 31,             MARCH 31,
                                              2000                  1999
                                          --------------    ----------------
Dividends declared.................... $        0.06       $           0.11
Dividends paid........................ $        0.06       $           0.11








                       ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                          MARCH 31, 2000 - (CONTINUED)



6.  EARNINGS PER SHARE

     The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share)

                                                         THREE MONTHS ENDED
                                              ---------------------------------
                                                   MARCH 31,        MARCH 31,
                                                     2000              1999
                                              ----------------  ---------------

Net Income.................................   $      2,682       $     1,620
                                               ===============  ===============

Average Common Shares:
   BASIC (weighted-average outstanding
   shares)................................           9,695            9,736

   Dilutive potential common shares from
   stock options and warrants.............               57              -
                                               ---------------  ---------------
  DILUTED (weighted-average outstanding
  shares).................................            9,752            9,736
                                               ===============  ===============

Basic earnings per share..................     $       0.28     $      0.17
                                               ===============  ===============


Diluted earnings per share.................     $       0.28     $      0.17
                                              ===============   ===============


7.   PENDING ACCOUNTING STANDARDS AND DISCLOSURES

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

     In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The guidance provided by SAB 101 is required to be adopted by the Company no later than the second quarter of 2000. The Company is currently of SAB 101 and assessing its impact on the Company's financial statements, if any.

                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                          MARCH 31, 2000 - (CONTINUED)

8.  COMPREHENSIVE INCOME

     During the first quarter of 2000 and 1999, Comprehensive Income amounted to $1,769,000 and $383,000, respectively.

The components of COMPREHENSIVE INCOME, are as follows (in thousands):

                                                        THREE MONTHS ENDED
                                             ----------------------------------
                                                  MARCH 31,         MARCH 31,
                                                    2000              1999
                                             -----------------  ---------------
Net income...............................    $      2,682      $       1,620
Unrealized gains on securities...........            -                   -
Foreign currency translation adjustments..           (913)            (1,237)
                                            ------------------  ---------------

Comprehensive income......................   $       1,769    $          383
                                            ==================  ===============


The components of ACCUMULATED OTHER COMPREHENSIVE INCOME are as follows (in thousands):

                                              MARCH 31,        DECEMBER 31,
                                                2000              1999
                                          -----------------  ---------------
Foreign currency translation
adjustments..............................  $       (1,800)   $       (887)
                                          -----------------  ---------------
Accumulated other comprehensive
income..................................   $       (1,800)   $       (887)
                                          =================  ===============


9.        CONTINGENT MATTERS

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

                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                          MARCH 31, 2000 - (CONTINUED)

     The  Company is  subject to  numerous  environmental  laws and  regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company has learned that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or will be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                                      THREE MONTHS ENDED
                                           ------------------------------------
     (SALES, AS PERCENT OF NET SALES)            MARCH 31,          MARCH 31,
                                                  2000               1999
                                           ------------------  ----------------
Domestic
    Agricultural.......................           43.2  %            45.4 %
    Industrial.........................           35.7  %            31.7 %
European...............................           21.1  %            22.9 %
                                           ------------------  ----------------
    Total sales, net.....................        100.0  %           100.0 %


                                                      THREE MONTHS ENDED
                                           ------------------------------------
(COST TRENDS AND PROFIT MARGIN,                    MARCH 31,         MARCH 31,
   AS PERCENTAGES OF NET SALES                      2000              1999
                                             ---------------    ---------------
Gross margin.............................           25.3 %            23.9  %
Income from operations...................            9.4 %             7.6  %
IncomE before income taxes...............            8.7 %             6.0  %
Net income...............................            5.4 %             3.8  %










RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The Company's net sales for the first quarter of 2000 were $49,966,000 an increase of $7,798,000 or 18.5% compared to $42,168,000 for the first quarter of 1999. The increase was primarily attributable to the improved agricultural market which began late in 1999. Also net sales includes one month of sweeper sales from Schwarze Industries which was acquired on February 29, 2000.

           North American Agricultural sales (Net) were $21,594,000 in the first quarter of 2000 compared to $19,143,000 for the first quarter of 1999, an increase of $2,451,000 or 12.8%. The Company began to see market improvement in late 1999 with increased new orders. Higher cattle prices which support increased agricultural market sales improved as well as higher rainfall in its core markets which had experienced drought conditions.

           North American Industrial sales (Net) were $17,834,000 in the first quarter of 2000 compared to $13,358,000 in the first quarter of 1999, an increase of $4,476,000 or 33%. Higher backlogs from the end of 1999 resulting from higher state governmental spending as well as increased rainfall in its major markets supported increased industrial sales. Also included was sweeper sales for the first quarter of 2000. Schwarze Industries which produces the street sweepers was acquired on February 29, 2000.

           European sales (Net) were $10,538,000 in the first quarter of 2000 compared to $9,667,000 in the first quarter of 1999, an increase of $877,000 or 9.0%. Sales momentum continued to remain positive following the fourth quarter of 1999 as European markets remain strong and the U.K. market continued to stabilize.

     Gross margin for the first quarter of 2000 was $12,645,000 (25.3% of net sales) compared to $10,278,000 (23.9% of net sales) for the first quarter of 1999. Margins were up due higher sales for the quarter as mentioned above with margin percentages improving due to stronger product sales in the higher margin wholegoods and OEM parts business.

     Selling, general and administration expenses (SG&A) for the first quarter of 2000 were $7,931,000 (15.9% of net sales) compared to $6,864,000 (16.3% of net sales) during the same period of 1999. The increase in SG&A expenses of $1,067,000 was primarily attributable to SG&A expenses relating to Schwarze Industries which was acquired during the first quarter of 2000.

     Interest expense for first quarter of 2000 was $360,000 compared to $658,000 for the first quarter of 1999, a decrease of $298,000 or 45.3%. Lower debt levels during the first quarter of 2000 was the primary contributor of reduced interest expense. The bank revolving credit facility was zero at the end of 1999 with a significant increase during the first quarter of 2000 from the acquisition of Schwarze Industries on February 29, 2000.

     The Company's net income after tax was $2,682,000 for the first quarter of 2000 compared to $1,620,000 for the first quarter of 1999 an increase of $1,062,000 or 65.6% from result of factors described above.

                        ALAMO GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $6,684,000 for the three month period ended March 31, 2000, compared to $2,185,000 for the same period in 1999, a increase of $4,499,000. The increase was primarily attributable to increases in accounts receivable reflecting normal seasonal levels.

     The Company's working capital requirements are seasonal with investments in working capital typically building during the first half of the year and then declining in the second half of the year. The Company had $97,750,000 of working capital, as of March 31, 2000, an increase of $17,896,000 over working capital of $79,854,000 as of December 31, 1999. The increase in working capital was primarily due to higher accounts receivable, particularly in U.S. operations, reflecting the impact of normal seasonal fluctuation and the acquisition of Schwarze Industries.

     Capital expenditures were $2,260,000 for the first quarter of 2000, compared to $457,000 during the first quarter of 1999. Capital expenditures for the year of 1999 are expected to be approximately $12,000,000. The significant increase is attributable to several items, the largest one being the proposed purchase of the Company's Bomford manufacturing facility and adjacent land in the U.K. which is currently leased on a long-term basis. The purchase price is approximately $5,300,000 and the transaction is expected to be complete by mid 2000. Other major components of the increase are related to improvements at the Company's Seguin and Holton plants to improve their overall efficiency and increase capacity to take on production being transferred as a result of the closure of the Company's LaGrange facility. And, approximately $900,000 of the increase is a result of rebuilding the office building at the Company's Gibson City plant which was destroyed in January 1999 by a snowstorm. This cost has been recovered from the Company's insurance provider. The Company expects to fund such expenditures from operating cash flows or through its revolving credit facility, described below.

     The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998. In 1999, the Company repurchased 40,600 shares in the third quarter.

     Net cash provided by financing activities was $23,298,000 during the first quarter of 2000 compared to $914,000 for the same period in 1999. The increase primarily came from borrowings on the bank revolving credit facility used to acquire Schwarze Industries, effective February 29, 2000 for approximately $15,000,000.

     As of March 31, 2000, the Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all covenants at March 31, 2000. As of March 31, 2000, $24,000,000 had been borrowed under the revolving credit facility at various interest rate options, with an average effective rate of 7.04%. At March 31, 2000, $1,786,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interests rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales over a period of six months. As of March 31, 2000, the Company had no outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U. K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the first quarter of 2000 was a loss of $913,000, which was primarily caused due to the weakening of the British pound to the U.S. dollar. On March 31, 2000, the British pound closed at 0.6284 relative to 1.00 U.S. dollar, and the French franc closed at 0.0914 relative to 1.00 British pound. By comparison, on March 31, 1999, the British pound closed at 0.6204 relative to 1.00 U.S. dollar, and the French franc closed at 0.1020 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

     At March 31, 2000, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter of 2000 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $150,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                        ALAMO GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.           None
Item 2.           None
Item 3.           None
Item 4.           None
Item 5.           None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K
         Form 8-K dated March 15, 2000, Reporting Item 2

                        ALAMO GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Alamo Group Inc.
                                                     (Registrant)







                                                     /S/
                                                     -------------------------
                                                     Ronald A. Robinson
                                                     President and CEO
                                                     (Principal Accounting
                                                     and Financial Officer)