Form 10-Q
period 2000-06-30
ALAMO GROUP INC
filed 2000-08-14
CIK 897077

============================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES  X      NO ___
    -----

AT AUGUST 1, 2000, 9,700,209 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================







                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements  (Unaudited)

   Interim Condensed Consolidated Statements of Income -                     3
   Three months and Six months ended June 30, 2000 and June 30, 1999

   Interim Condensed Consolidated Balance Sheets -                           4
   June 30, 2000 and December 31, 1999 (Audited)

   Interim Condensed  Consolidated  Statements of Cash Flows -               5
   Six months ended June 30, 2000 and June 30, 1999

   Notes to Interim Condensed Consolidated Financial Statements              6



Item 2. Management's Discussion and Analysis of Financial Condition         10
        and Results of Operations


Item 3. Quantitative and Qualitative Disclosures about Market Risks         15



PART II.OTHER INFORMATION

Item 1. None
Item 2. None
Item 3. None
Item 4. None
Item 5. None
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                  18






                        ALAMO GROUP INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                -----------------------  -----------------------
                                 JUNE 30,     JUNE 30       JUNE 30,    JUNE 30,
                                   2000        1999           2000        1999
                               ------------ ------------  ------------ ---------

Net sales:
  North American

   Agricultural ............   $  21,161   $  20,151   $  42,755    $  39,294
   Industrial ..............      28,735      19,244      46,569       32,602
   European ................      10,829      11,700      21,367       21,367
                                 ---------    ---------   ---------  ---------
Total net sales ............      60,725      51,095     110,691       93,263

Cost of sales ..............      45,409      37,750      82,730       69,840
                                 ---------    ---------   ---------  ---------
Gross profit ...............      15,316      13,345      27,961       23,423
Selling,general and
administrative expense......       8,672       7,159      16,603       14,023
                                 ---------    ---------   ---------  ---------
  Income from operations ...       6,644       6,186      11,358        9,400
Interest expense ...........        (681)       (432)     (1,041)      (1,090)
Interest income ............         209         105         399          207
Other income (expense), net           31        (201)       (163)        (333)
                                 ---------    ---------   ---------   ---------
  Income before income taxes       6,203       5,658      10,553        8,184
Provision for income taxes .       2,053       2,050       3,721        2,956
                                 ---------    ---------   ---------   ---------

  Net income ...............   $   4,150   $   3,608   $   6,832    $   5,228
                                 =========    =========   =========    ========


Net income per common share:

  Basic ....................   $    0.43    $    0.37   $    0.71    $   0.54
                                =========    =========   ========   ==========

  Diluted ..................   $    0.43    $    0.37   $    0.71    $    0.54
                                =========    =========   ========   ==========

Average common shares:
  Basic ....................       9,695       9,736       9,695        9,736
                                 =========    =========   ========  ==========

  Diluted ..................       9,754       9,736       9,747        9,736
                                 =========    =========   ========  ==========


Dividends declared .........   $    0.06    $    0.11   $    0.12$    0.22
                                =========    =========   =========   =========


                             See accompanying notes.





                        ALAMO GROUP INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      JUNE 30,        DECEMBER

                                                        2000          31, 1999
                                                     (UNAUDITED)      (AUDITED)

                                                   --------------  -------------

ASSETS
  Current assets:

   Cash and cash equivalents..................     $    2,766      $    5,359
   Accounts receivable........................         60,053          41,764
   Inventories................................         52,949          45,570
   Deferred income taxes......................          4,335           4,193
   Prepaid expenses..........................           1,142           1,008
                                                     ------------    -----------
      Total current assets...................         121,245          97,894

  Property, plant and equipment.............           59,075          54,161
   Less:  Accumulated depreciation ..........         (32,695)        (32,343)
                                                     ------------    -----------
                                                       26,380          21,818

  Goodwill ..................................          16,437           9,937
  Other assets ..............................           4,514           3,146
                                                     ------------    -----------

      Total assets ..........................      $  168,576      $  132,795
                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Trade accounts payable ...................          18,030           8,514
   Income taxes payable......................           2,289           1,080
   Accrued liabilities ......................          10,711           7,920
   Current maturities of long-term debt......           1,548             526
                                                     ------------    -----------
      Total current liabilities .............          32,578          18,040

  Long-term debt, net of current maturities .          22,782           5,469
  Deferred income taxes .....................           1,318           1,256


  Stockholders' equity:
  Common  stock,  $.10  par  value,20,000,000
  shares authorized 9,735,809 issued at June 30,
  2000 and December 31,1999, respectively....             974             974
  Additional paid-in capital ................          50,775          50,775
  Treasury  stock,at cost;40,600shares  at               (400)           (400)
  June 30, 2000................................
  Retained earnings .........................          63,237          57,568
  Accumulated other comprehensive income ....          (2,688)           (887)
                                                     ------------    -----------
      Total stockholders' equity ............         111,898         108,030
                                                     ------------    -----------

      Total liabilities and stockholders' equity   $  168,576      $  132,795
                                                     ============    ===========

                             See accompanying notes.





                        ALAMO GROUP INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                 SIX MONTHS ENDED

                                             --------------------------
                                               JUNE 30,      JUNE

                                                 2000        30, 1999

                                             ------------  ------------
OPERATING ACTIVITIES

Net income ............................      $   6,832     $   5,228
Adjustment to reconcile net income to net cash

  provided (used) by operating activities:
    Provision for doubtful accounts ...            145           140
    Depreciation ......................          2,088         2,007
    Amortization ......................            804           598
    Provision for deferred income tax              280             6
benefit................................
    (Gain) loss on sale of equipment ..           (171)          (71)
Changes in operating assets and
liabilities:
    Accounts receivable ...............        (16,437)       (5,515)
    Inventories .......................            352         9,013
    Prepaid expenses and other assets .           (319)          457
    Trade accounts payable and accrued           7,451         3,180
liabilities ...........................
    Income taxes payable ..............          1,051         2,736
                                             ------------  ------------
Net cash provided by operating activities        2,076        17,779

INVESTING ACTIVITIES

Acquisitions, net of cash acquired.....        (14,248)           -
Purchase of property, plant and equipment       (9,504)       (1,349)
Proceeds from sale of property, plant and          403           128
equipment .............................
Sale of long-term investment...........           (500)           -
                                             ------------  ------------
Net cash (used) by investing activities        (23,849)       (1,221)

FINANCING ACTIVITIES

Net change in bank revolving credit             21,000       (15,600)
facility ..............................
Principal payments on long-term debt and          (442)         (226)
capital leases ........................
Dividends paid ........................         (1,163)       (2,142)
Proceeds from sale of common stock ....             -             -
Cost of common stock repurchased ......             -             -
                                             ------------  ------------
Net cash provided (used) by financing           19,395       (17,968)
activities.............................

Effect of exchange rate changes on cash           (215)         (245)
                                             ------------  ------------
Net change in cash and cash equivalents         (2,593)       (1,655)
Cash and cash equivalents at beginning of        5,359         2,748
the period ............................
                                                    --            --
                                               ----------    ----------
Cash and cash equivalents at end of the      $   2,766     $   1,093
period ................................
                                             ============  ============


Cash paid during the period for:

   Interest ...........................      $     626     $     979
   Income taxes .......................      $   2,539     $     107

                             See accompanying notes.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                  JUNE 30, 2000

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  ACCOUNTS RECEIVABLE

      Accounts Receivable is shown less allowance for doubtful accounts of $1,149,000 and $1,231,000 at June 30, 2000 and December 31, 1999, respectively.

3.  INVENTORIES

      Inventories valued at LIFO cost represented 83% and 82% of total inventory at each of June 30, 2000 and December 31, 1999, respectively. The excess of current costs over LIFO valued inventories were $3,925,000 at both June 30, 2000 and December 31, 1999, respectively. Inventory obsolescence reserves were $4,537,000 at June 30, 2000 and $5,216,000 at December 31, 1999. Net inventories consist of the following (in thousands):

                                     JUNE         DECEMBER

                                       30,           31,
                                       2000         1999

                                  ------------  ------------

Finished goods ...............    $   41,284    $  39,310
Work in process ..............         5,074        2,754
Raw materials ................         6,591        3,506
                                        --           --
                                    ---------   ----------
                                  $   52,949    $  45,570
                                  ============  ============

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.

                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                           JUNE 30, 2000 - (CONTINUED)

4.  COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                              ----------------------    -----------------------
                               JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30,
                                2000         1999          2000          1999
                              ----------   ---------    ----------   ----------

Dividends declared .....    $     0.06   $      0.11  $      0.12  $      0.22
Dividends paid .........          0.06          0.11         0.12         0.22


5.    EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                   ---------------------------------------------
                                      JUNE 30,  JUNE 30, JUNE 30, JUNE 30,
                                       2000      1999     2000     1999
                                   ---------- ---------  ------  -----------

Net Income ........................   $4,150   $3,608   $6,832   $5,228
                                      ======   ======   ======   ======
Average Common Shares:
   BASIC (weighted-average ........    9,695    9,736    9,695    9,736
outstanding shares)

   Dilutive potential common shares
from stock ........................       59     --         52     --
   options and warrants
                                      ------   ------    -------  -----
    Diluted (weighted-average .....    9,754    9,736    9,747    9,736
outstanding shares)
                                      ======   ======   =======  =======

Basic earnings per share ..........   $ 0.43   $ 0.37   $ 0.71  $  0.54
                                      ======   ======   ======= =======

Diluted earnings per share ........   $ 0.43   $ 0.37   $ 0.71  $  0.54
                                      ======   ======   ======  =======

















                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                           JUNE 30, 2000 - (CONTINUED)

6.    SEGMENT REPORTING

The Company has recently undergone senior management changes and has subsequently determined that it is managed based on three principal reporting segments: Agricultural, Industrial and European. At June 30, 2000 the following unaudited financial information is segmented: (in thousands)

                         THREE MONTHS ENDED             SIX MONTHS ENDED

                       ------------------------     -------------------------
                       JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                         2000          1999            2000          1999
                       ---------     ----------     ------------   ----------

NET REVENUE

   Agricultural      $ 21,161     $  20,151      $    42,755    $   39,294
   Industrial          28,735        19,244           46,569        32,602
   European            10,829        11,700           21,367        21,367
                       ---------     ----------     ------------   ----------
Consolidated           60,725        51,095          110,691        93,263

OPERATING INCOME

   Agricultural      $  1,744     $      81      $     2,562    $       64
   Industrial           3,612         4,269            6,222         6,442
   European             1,288         1,836            2,574         2,894
                       ---------     ----------     ------------   ----------
Consolidated            6,644         6,186           11,358         9,400

TOTAL IDENTIFIABLE
ASSETS

   Agricultural      $ 60,681     $  68,488      $    60,681    $   68,488
   Industrial          67,400        40,593           67,400        40,593
   European            40,495        42,599           40,495        42,599
                       ---------     ----------     ------------   ----------
Consolidated           168,576       151,680         168,576       151,576


7.   NEW ACCOUNTING STANDARDS AND DISCLOSURES

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year citing concerns over interpretations of important implementation issues. The Company will be required to adopt statement No. 133 in the first quarter of its fiscal year 2001. The management of the Company, because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                           JUNE 30, 2000 - (CONTINUED)

      In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is currently evaluating any possible impact of SAB 101 on its financial condition and results of operations.

8.  COMPREHENSIVE INCOME

      During the second quarter of 2000 and 1999, Comprehensive Income amounted to $3,262,000 and $2,766,000 and for this six months ended June 30, 2000 and 1999, it was $5,031,000 and $3,149,000 respectively.

The components of COMPREHENSIVE INCOME, net of related tax are as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED

                                  ------------------------ ---------------------
                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                      2000        1999        2000        1999
                                  ------------ ----------- ---------- ----------
Net Income ...................    $   4,150    $   3,608   $ 6,832    $   5,228
Foreign currency  translations         (888)        (842)   (1,801)      (2,079)
adjustment ...................    ------------ -----------  ---------   --------

Comprehensive Income .........    $   3,262    $   2,766   $  5,031   $   3,149
                                  ============ =========== ========== ==========


The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

                                     JUNE 30,    DECEMBER 31,
                                       2000         1999
                                   ------------------------

Foreign currency translation ..    $  (2,688)  $     (887)
                                   ------------------------

Accumulated other comprehensive    $  (2,688)  $     (887)
income .........................
                                   ========================

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

      The Company was involved in a lawsuit between Rhino International and certain of its former dealers. This lawsuit involved claims against Rhino International totaling $3,800,000 million. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of its recovery. The Company has reached a tentative settlement of the claims made in the lawsuit. It is anticipated that the settlement will be finalized during the third quarter of 2000 and that the terms of the final settlement will be confidential. The Company believes this matter will not have a material adverse effect on the Company's consolidated financial position.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                           JUNE 30, 2000 - (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED

                                  ---------------------  ---------------------
SALES DATAIN                       JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
THOUSANDS                           2000        1999       2000        1999
                                  ----------  ---------  ---------   ---------
North American

  Agricultural .................       34.9 %     39.4 %     38.6 %      42.1 %
  Industrial ...................       47.3 %     37.7 %     42.1 %      35.0 %
European .......................       17.8 %     22.9 %     19.3 %      22.9 %
                                  ----------  ---------  ---------   ---------
  Total sales, net .............      100.0 %    100.0 %    100.0 %     100.0 %
                                   ==========  =========  =========   =========

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                  ---------------------  ---------------------
 COST TRENDS AND PROFIT MARGIN,   JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
               AS                   2000        1999       2000        1999
    PERCENTAGES OF NET SALES

                                  ----------  ---------  ---------   ---------

Gross margin .................         25.2 %      26.1%      25.3%       25.1%
Income from operations .......         10.9 %      12.1%      10.3%       10.1%
Income before income taxes ...         10.2 %      11.1%       9.5%        8.8%
Net income ...................          6.8 %       7.1%       6.2%        5.6%















                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

      Net sales for the second quarter were $60,725,000, a increase of $9,630,000 or 18.8% compared to $51,095,000 for the second quarter of 1999. The increase was primarily attributable to the acquisition of Schwarze Industries, Inc. which was completed on February 29, 2000.

      Net North American Agricultural sales were $21,161,000 in 2000 compared to $20,151,000 for the same period in 1999, an increase of $1,010,000 or 5.0%. The increase in sales was primarily due to improved market conditions which have been impacted by the cyclical declines in the agricultural industry that began in late 1998. Products showing the most improvement were Rhino branded mowers and Herschel replacement parts.

      Net North American Industrial sales increased for the second quarter by $9,491,000 or 49.3% to $28,735,000 for 2000 compared to $19,244,000 during the same period in 1999. The increase was due to the addition of Schwarze Industries on February 29, 2000 reflecting a full second quarter of sales.

      Net European sales for the second quarter of 2000 were $10,829,000, a decrease of $871,000 or 7.4% compared to $11,700,000 during the second quarter of 1999. The decrease was a result of weakening U.K. market conditions during the quarter.

      Gross profit for the second quarter of 2000 was $15,316,000 (25.2% of net sales) compared to $13,345,000 (26.1% of net sales) during the same period of 1999, an increase of $1,971,000. The increase in gross profit is mainly attributable to the additional sales from Schwarze Industries during the quarter. The gross margin percentage was slightly lower due to lower margins on sweeper products.

      Selling, general and administrative expenses ("SG&A") were $8,672,000 (13.5% of net sales) during the second quarter of 2000 compared to $7,159,000 (13.4% of net sales) during the same period of 1999 an increase of $1,513,000. SG&A for the second quarter of 2000 included operating expenses relating to the addition of Schwarze Industries. Excluding these SG&A costs for 2000 would reflect comparable SG&A expenses to the second quarter of 1999.

      Interest expense was $681,000 for the second quarter of 2000 compared to $432,000 during the same period in 1999 an increase of 57.6 %. The increase was attributable to the acquisition of Schwarze Industries.

      Income taxes for the quarter ending June 30, 2000 were $2,053,000 (33.1%) compared to $2,050,000 (36.2%) in the second quarter ending June 30, 1999. The Company has filed amended tax returns for the years 1996 through 1999 seeking an estimated refund of approximately $150,000 for tax credits relating to research and development expenditures in those years.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

      Net sales were up 18.7% to $110,691,000 for the first six months of 2000 compared to $93,263,000 for the first six months of 1999. The increase was a result of the acquisition of Schwarze Industries and increased sales in the Company's agricultural products.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

      Net North American Agricultural sales were $42,755,000 for the first six months of 2000 compared to $39,294,000 for the first six months of 1999, representing an increase of $3,461,000 or 8.8%. The increase in sales was primarily due to slightly improved market conditions in some of our core markets, but we continue to be impacted by the cyclical decline in the overall agriculture industry.

      Net North American Industrial sales increased for the first six months of 2000 by $13,967,000 or 42.8% to $46,569,000 compared to $32,602,000 during the first six months of 1999. The increase was primarily due to reflecting a full quarter of sales from the purchase of Schwarze Industries on February 29th.

      Net European sales for the first six months of 2000 were $21,367,000, compared to $21,367,000 during the first six months of 1999, reflecting no change. The negative currency impact of the decline in the Euro and the French franc against the British pound sterling and U.S. dollar and the weakening U.K. market conditions during the second quarter contributed to a flat year to date sales.

      Gross profit for the first six months of 2000 was $27,961,000 (25.3% of net sales) compared to $23,423,000 (25.1% of net sales) during the first six months of 1999. The increase in gross profit was mainly attributable to the acquisition of Schwarze Industries and increased agricultural sales as stated above.

      Selling, general and administrative expenses (SG&A) for the first six months of 2000 were $16,603,000 compared to $14,023,000 in the first six months of 1999, an increase of $2,580,000 or 17.7%. The acquisition of Schwarze Industries was the main cause for the increase.

      The Company's net income after tax was $6,832,000 for the first six months of 2000 compared to $5,228,000 for the first six months of 1999, an increase of $1,604,000 or 30.7% from result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      In addition to normal operating expenses, the Company has on going cash requirements which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first half of the year and partly in the third quarter in anticipation of the spring and fall selling seasons. Accounts Receivable historically build in the first and fourth quarters of each year as a result of fall and out of season sales. These sales enhance the Company's production during the off season. Since the end of 1999, tighter requirements on inventory purchases as well as just in time inventory procedures for raw materials have aided in reducing inventory approximately $19,286,000. During the latter part of 1999, an inventory reduction plan was put in place to reduce excess and obsolete inventory levels that continued to hamper liquidity.

      As of June 30, 2000, the Company had working capital of $88,667,000 which represents an increase of $8,813,000 from working capital of $79,854,000 as of December 31, 1999. The increase in working capital was primarily from higher accounts receivable due to seasonality as well as the acquisition of Schwarze Industries on February 29, 2000.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

      Capital expenditures were $9,504,000 for the first six months of 2000, compared to $1,349,000 during the first six months of 1999. The significant increase is attributable to the purchase of the Company's Bomford manufacturing facility and adjacent land in the U. K. for approximately $5,300,000 which had been subject to a long term lease. Also included is approximately $875,000 for the rebuilding of the offices at the Company's Gibson City facility which was destroyed in January 1999 by a snowstorm which loss was covered by insurance. The majority of the remaining balance was used to purchase new equipment for manufacturing operations. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased during the first six months of 2000.

      Net cash provided by financing activities was $19,395,000 during the six-month period ending June 30, 2000 compared to $17,968,000 net cash used by financing activities for the same period in 1999. The change in activities is attributable primarily to the acquisition of Schwarze Industries. The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of June 30, 2000. As of June 30, 2000, $21,000,000 was borrowed under the revolving credit and, $1,591,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendors contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

      Following the introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EMU's "no compulsion, no prohibition" principle. France was a participating country in the first group to adopt the EMU, which effects the Company's French operations. The U.K. is currently not a part of the EMU.

      Based on its evaluation to date, management believes that the euro will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

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

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

      A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions, in order to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency receivables covering a period of approximately six months. As of June 30, 2000, the Company had $1,684,000 in outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

      The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U.K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the second quarter of 2000 was a loss of $26,000 which was primarily caused due to the weakening of the French franc to the British pound. On June 30, 2000, the British pound closed at 0.6591 relative to 1.00 U.S. dollar, and the French Franc closed at 0.0965 relative to 1.00 British pound. By comparison, on June 30, 1999, the British pound closed at 0.6340 relative 1.00 U.S. dollar, and the French franc closed at 0.0997 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.





                        ALAMO GROUP INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

INTEREST RATE RISK

      At June 30, 2000, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2000 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $60,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.





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

                                          Alamo Group Inc.
                                          (Registrant)







                                          /S/____________________________
                                          Ronald A. Robinson
                                          President and CEO
                                          Principal Accounting Officer