Form 10-Q
period 2000-09-30
ALAMO GROUP INC
filed 2000-11-13
CIK 897077

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

 []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

AT NOVEMBER 1, 2000, 9,703,659 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================






                        Alamo Group Inc. and Subsidiaries

                                      INDEX




PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Interim Condensed Consolidated Financial Statements
           (Unaudited)

           Interim Condensed Consolidated Statements of Income  -            3
           Three months and Nine months ended September 30, 2000 and
           September 30,
1999

           Interim Condensed Consolidated Balance Sheets -                   4
           September 30, 2000 and December 31, 1999
           (Audited)

           Interim Condensed Consolidated Statements of Cash Flows           5
           Nine months ended September 30, 2000 and September 30,
1999

           Notes to Interim Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial                10
                  Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risks      14



PART II.   OTHER INFORMATION

Item 1.    None
Item 2.    None
Item 3.    None
Item 4.    None
Item 5.    None
Item 6.    Exhibits and Reports on Form
8-K

SIGNATURES

















                        Alamo Group Inc. and Subsidiaries
               Interim Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)




                                   Three Months Ended      Nine Months Ended
                                ----------------------  ------------------------
                                September    September  September     September
                                30, 2000     30, 1999   30, 2000       30,1999
                                ---------    ---------  -----------  -----------

Net sales:
   North American
    Agricultural ...........   $  18,398    $  18,889    $  61,153    $  58,183
    Industrial .............      26,935       13,514       73,504       46,116
   European ................      10,320       11,533       31,687       32,900
                                ---------    ---------    ---------    ---------
Total net sales ............      55,653       43,936      166,344      137,199

Cost of sales ..............      40,957       35,668      123,687      105,508
                                ---------    ---------    ---------    ---------
Gross profit ...............      14,696        8,268       42,657       31,691
Selling, general and               9,049        7,867       25,652       21,890
   administrative expense ..    ---------    ---------    ---------    ---------

   Income from operations ..       5,647          401       17,005        9,801
Interest expense ...........        (487)        (265)      (1,528)      (1,355)
Interest income ............         162          187          561          394
Other income (expense), net.         (53)        (258)        (216)        (591)
                                ---------    ---------    ---------    ---------
   Income before income
      taxes.................       5,269           65       15,822        8,249
Provision for income taxes ...     1,601          (66)       5,322        2,890
                                ---------    ---------    ---------    ---------

   Net Income ..............   $   3,668    $     131    $  10,500    $   5,359
                                =========    =========    =========    =========

Net income per common share:
   Basic ...................   $    0.38    $    0.01    $    1.08    $    0.55
                                =========    =========    =========    =========

   Diluted .................   $    0.38    $    0.01    $    1.08    $    0.55
                                =========    =========    =========    =========

Average common shares:
   Basic ...................       9,699        9,736        9,696        9,736
                                =========    =========    =========    =========

   Diluted .................       9,769        9,743        9,755        9,738
                                =========    =========    =========    =========


Dividends declared .........   $    0.06    $    0.06    $    0.18    $    0.28
                                =========    =========    =========    =========


                             See accompanying notes.















                        Alamo Group Inc. and Subsidiaries
                  Interim Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                  September     December
                                                  30, 2000      31, 1999
                                                 (Unaudited)    (Audited)
                                                 -----------  -------------

ASSETS
   Current assets:
    Cash and cash equivalents ................   $   4,118    $   5,359
    Accounts receivable ......................      48,263       41,764
    Inventories ..............................      54,428       45,570
    Deferred income taxes ....................       4,335        4,193
    Prepaid expenses .........................       1,301        1,008
                                                  ---------    ---------
      Total current assets ...................     112,445       97,894

   Property, plant and equipment .............      62,320       54,161
      Less:  Accumulated depreciation ........     (35,935)     (32,343)
                                                  ---------    ---------
                                                    26,385       21,818

   Goodwill ..................................      16,333        9,937
   Other assets ..............................       4,119        3,146
                                                  ---------    ---------

       Total assets ..........................   $ 159,282    $ 132,795
                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Trade accounts payable ...................      13,611        8,514
    Income taxes payable .....................       1,723        1,080
    Accrued liabilities ......................      10,219        7,920
    Current maturities of long-term debt .....       1,477          526
                                                  ---------    ---------
      Total current liabilities ..............      27,030       18,040

   Long-term debt, net of current maturities .      17,119        5,469
   Deferred income taxes .....................       1,325        1,256


Stockholders' equity:
Common  stock, $.10 par value, 20,000,000
shares authorized; 9,744,559 and 9,735,809
issued and outstanding at September 30, 2000
and December 31, 1999, respectively ..........         974          974
Additional paid-in capital ...................      50,938       50,775
Treasury stock, at cost; 40,600 shares at
September 30, 2000 ...........................        (400)        (400)
Retained earnings ............................      66,323       57,568
Accumulated other comprehensive income .......      (4,027)        (887)
                                                  ---------    ---------
      Total stockholders' equity .............     113,808      108,030
                                                   ---------    ---------

      Total liabilities and stockholders' equity $ 159,282    $ 132,795
                                                  =========    =========

                             See accompanying notes.






                        Alamo Group Inc. and Subsidiaries
             Interim Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                       ------------------------
                                                        September    September
                                                         30, 2000     30, 1999
                                                        -----------  ----------
Operating Activities
Net income ............................................   $ 10,500    $  5,359
Adjustment to reconcile net income to net cash
     provided (used) by operating activities:
        Provision for doubtful accounts ...............        279         219
        Depreciation ..................................      3,242       2,990
        Amortization ..................................      1,182         898
        Provision for deferred income tax benefit .....        283          (4)
        (Gain) on sale of equipment ...................       (181)       (219)
Changes in operating assets and liabilities:
        Accounts receivable ...........................     (5,172)      7,667
        Inventories ...................................     (1,609)     15,418
        Prepaid expenses and other assets .............        343       1,149
        Trade accounts payable and accrued liabilities .     2,853       3,777
        Income taxes payable ...........................       554       1,025
                                                            --------    --------
Net cash provided (used) by operating activities ......     12,274      38,279
Investing Activities
Acquisitions, net of cash acquired ....................    (15,367)       --
Purchase of property, plant and equipment .............    (11,023)     (1,914)
Proceeds from sale of property, plant and equipment ...        458         216
Purchase of long-term investment ......................       (500)       (500)
                                                            --------    -------
Net cash (used) by investing activities ...............    (26,432)     (2,198)
Financing Activities
Net change in bank revolving credit facility ..........     15,500     (29,600)
Principal payments on long-term debt and capital
  leases...............................................       (544)       (340)
Dividends paid ........................................     (1,745)     (2,726)
Proceeds from sale of common stock ....................        164        --
Cost of common stock repurchased ......................       --          (400)
                                                            --------    -------
Net cash provided (used) by financing activities ......     13,375     (33,066)

Effect of exchange rate changes on cash ...............       (458)        126
                                                            --------    -------
Net change in cash and cash equivalents ...............     (1,241)      3,141
Cash and cash equivalents at beginning of the period ..      5,359       2,748
                                                            --------    --------
Cash and cash equivalents at end of the period .........   $  4,118    $  5,889
                                                            ========    ========

Cash paid during the period for:
      Interest .........................................   $  1,203    $  1,584
      Income taxes ....................................    $  4,736    $  1,841

                             See accompanying notes.






                        Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                               September 30, 2000


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

2.  Accounts Receivable

         Accounts Receivable is shown less allowance for doubtful accounts of $1,160,000 and $1,149,000 at September 30, 2000 and December 31, 1999,
respectively.

3.  Inventories

         Inventories valued at LIFO cost represented 84% and 82% of total inventory at September 30, 2000 and December 31, 1999, respectively. The excess of current costs over LIFO valued inventories were $3,925,000 at September 30, 2000 and December 31, 1999. Inventory obsolescence reserves were $4,516,000 at September 30, 2000 and $5,216,000 at December 31, 1999. Net inventories consist of the following (in thousands):

                                                     September        December
                                                     30, 2000         31, 999
                                                   -------------   -------------

Finished goods ........................       $       42,845     $      39,310
Work in process .......................                5,283             2,754
Raw materials .........................                6,300             3,506
                                                   ------------    -------------
                                              $       54,428     $      45,570
                                                   ============    =============

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.








                        Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        September 30, 2000 - (Continued)


4.  Common Stock and Dividends

    Dividends declared and paid on a per share basis were as follows:

                               Three Months Ended           Nine Months Ended
                           -------------------------   -------------------------
                             September    September     September     September
                             30, 2000     30, 1999      30, 2000       30, 1999
                           ------------  -----------   ------------   ----------

Dividends declared ......   $   0.06     $    0.06     $  0.18        $   0.28
Dividends paid ..........       0.06          0.06        0.18            0.28


5.  Earnings Per Share

         The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share)

                                        Three Months Ended    Nine Months Ended
                                      ---------------------  -------------------
                                       September  September  September September
                                        30, 2000   30, 1999   30,2000  30, 1999
                                      ----------  --------   --------   --------

Net Income ........................   $  3,668    $   131    $ 10,500   $ 5,359
                                       ========   ========   ========   ========

Average Common Shares:
   Basic (weighted-average
    outstanding shares)..............    9,699      9,736      9,696      9,736
     Dilutive potential common
     shares from stock options
     and warrants ..................        70          7         59          2
                                        ---------   ---------  -------  --------
     Diluted (weighted-average
        outstanding shares)...........   9,769      9,743      9,755      9,738
                                        =========   =========  =======  ========

Basic earnings per share ............ $   0.38     $ 0.01     $ 1.08    $  0.55
                                        =========   ========  ========  =======

Diluted earnings per share .......... $   0.38     $ 0.01    $  1.08    $  0.55
                                        =========   ========  ========  =======

















                        Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        September 30, 2000 - (Continued)


6.  Segment Reporting

The Company has recently undergone senior management changes and has determined that the three principal reporting segments are: Agricultural, Industrial and European. At September 30, 2000 the following unaudited financial information is segmented: (in thousands)

                             Three Months Ended        Nine Months Ended
                            ---------------------   -----------------------
                            September   September    September   September
                             30, 2000   30, 1999     30, 2000    30, 1999
                            ---------  ----------    ---------  ----------

Net Revenue
     Agricultural .......   $  18,398   $  18,889    $  61,153   $  58,183
     Industrial .........      26,935      13,514       73,504      46,116
     European ...........      10,320      11,533       31,687      32,900
                            ---------   ---------    ---------   ---------
Consolidated ............      55,653      43,936      166,344     137,199

Operating Income
     Agricultural .......   $   1,109   $  (3,561)   $   3,672   $  (3,517)
     Industrial .........       2,812       2,026        9,033       8,486
     European ...........       1,726       1,936        4,300       4,832
                            ---------   ---------    ---------   ---------
Consolidated ............       5,647         401       17,005       9,801

Total Identifiable Assets
     Agricultural .......   $  57,997   $  56,550    $  57,997   $  56,550
     Industrial .........      62,007      35,970       62,007      35,970
     European ...........      39,278      44,820       39,278      44,820
                            ---------   ---------    ---------   ---------
Consolidated ............     159,282     137,340      159,282     137,340


7.   New Accounting Standards and Disclosures

         Accounting for Derivative Instruments and Hedging Activities. In September 1998, the Financial Accounting Standards Board ("FASB") issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year until the first quarter of 2001, citing concerns over interpretations on important implementation issues. The management of the Company, because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2000. The Company is currently evaluating any possible impact of SAB 101 on its financial condition and results of operations.






                        Alamo Group Inc. and Subsidiaries

   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

                        September 30, 2000 - (Continued)


8.  Comprehensive Income

         During the third quarter of 2000 and 1999, Comprehensive Income amounted to $2,329,000 and $1,280,000 and for the nine months ended September 30, 2000 and 1999, it was $7,360,000 and $4,429,000 respectively.

The components of Comprehensive Income, net of related tax are as follows (in thousands):

                             Three Months Ended        Nine Months Ended
                           ----------------------   ------------------------
                            September   September    September   September
                            30, 2000    30, 1999     30, 2000     30, 1999
                           ----------  ----------   -----------  -----------
Net Income ..............   $   3,668   $     131    $  10,500   $   5,359
Foreign currency
  translation...............   (1,339)      1,149       (3,140)       (930)
                            ---------   ---------    ---------   ---------

Comprehensive Income ....   $   2,329   $   1,280    $   7,360   $   4,429
                            =========   =========    =========   =========


The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):


                                         September       December
                                          30, 2000       31, 1999
                                         ---------     ------------

Foreign currency translation .........   $(4,027)       $   (887)
                                         --------       ---------

Accumulated other comprehensive income   $(4,027)       $   (887)
                                         ========       =========

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

         The Company was involved in a lawsuit between Rhino International and certain of its former dealers. This lawsuit involved claims against Rhino
International totaling $3,800,000. In April 1998, a judgment was entered requiring the Company to pay $110,000, net of its recovery. A settlement of the lawsuit was finalized during the third quarter of 2000.











                        Alamo Group Inc. and Subsidiaries
   Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
                        September 30, 2000 - (Continued)



         The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company learned and reported in its 1999 annual report that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or will be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

                          Three Months Ended       Nine Months Ended
                       -----------------------   ---------------------
    Sales Data         September     September   September   September
  In Thousands         30,  2000     30, 1999    30, 2000    30, 1999
                       ----------    --------    --------   ---------
North American
   Agricultural ...      33.1 %      43.0 %      36.8 %      42.4 %
   Industrial .....      48.4 %      30.8 %      44.2 %      33.6 %
European ..........      18.5 %      26.2 %      19.0 %      24.0 %
                        -------     -------     --------    -------
 Total sales, net       100.0 %     100.0 %     100.0 %     100.0 %
                       ========     =======     ========    ========


                              Three Months Ended           Nine Months Ended
                           ------------------------   --------------------------
Cost Trends and Profit      September    September     September      September
 Margin, as Percentages     30, 2000     30, 1999      30, 2000       30, 1999
     of Net Sales           --------    -----------   -----------    -----------

Gross margin .............   26.4 %      18.8 %         25.6 %        23.1 %
Income from operations ...   10.1 %       0.9 %         10.2 %         7.1 %
Income before income taxes    9.5 %       1.0 %          9.5 %         6.0 %
Net income ...............    6.6 %       3.0 %          6.3 %         3.9 %







                        Alamo Group Inc. and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Results of Operations

Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

         Net sales for the third quarter of 2000 were $55,653,000, a increase of $11,717,000 or 26.7% compared to $43,936,000 for the third quarter of 1999. The increase was primarily attributable to the acquisition of Schwarze Industries, Inc. which was completed on February 29, 2000.

         Net North American Agricultural sales were $18,398,000 in 2000 compared to $18,889,000 for the same period in 1999, a decrease of $491,000 or 2.6%. The decrease in sales was primarily due to a weakness in market conditions which continued to be impacted by the decline in the agricultural industry that began in late 1999. The market for crop production and harvesting products are expected to continue to be soft.

         Net North American Industrial sales increased for the third quarter by $13,421,000 or 99.3% to $26,935,000 for 2000 compared to $13,514,000 during the same period in 1999. The increase was mainly due to the addition of Schwarze Industries.

         Net European sales for the third quarter of 2000 were $10,320,000 a decrease of $1,213,000 or 10.5% compared to $11,533,000 during the third quarter of 1999. The decrease was a result of the continued negative impact by the strength of the U.K. pound against the euro dollar and continued weakening of the U.K. agricultural market.

         Gross profit for the third quarter of 2000 was $14,696,000 (26.4% of net sales) compared to $8,268,000 (18.8% of net sales) during the same period of 1999, an increase of $6,428,000. The increase in gross profit is mainly attributable to the additional sales from Schwarze Industries during the quarter. In the third quarter of 1999 the Company changed its inventory policy which resulted in increasing the obsolete and excess inventory reserve, and as a result the Company took a $3,200,000 charge against cost of sales in the third quarter of 1999.

         Selling, general and administrative expenses ("SG&A") were $9,049,000 (16.3% of net sales) during the third quarter of 2000 compared to $7,867,000 (17.9% of net sales) during the same period of 1999 an increase of $1,182,000. SG&A for the third quarter of 2000 include operating expenses relating to the addition of Schwarze Industries. Excluding these costs for 2000 SG&A would reflect comparable SG&A expenses to the third quarter of 1999.

         Interest expense was $487,000 for the third quarter of 2000 compared to $265,000 during the same period in 1999 an increase of 83.8%. The increase was attributable to increased debt levels required to finance the acquisition of Schwarze Industries.

         The Company's net income after tax was $3,668,000 for the third quarter of 2000 compared to $131,000 for the third quarter of 1999, an increase of $3,537,000 resulting from factors described above.



Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

         Net sales for the nine months ended in 2000 were $166,344,000, an increase of $29,145,000 or 21.2% compared to $137,199,000 during the same period in 1999. The increase was primarily attributable to the acquisition of Schwarze Industries, Inc. which was completed on February 29, 2000.

                        Alamo Group Inc. and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                            Operations - (Continued)

           Net North American Agricultural sales were $61,153,000 in 2000 compared to $58,183,000 for the period in 1999, an increase of $2,970,000 or 5.1%. The increase in sales was primarily due to slightly improved market conditions in some of our core markets, but we continue to be impacted by the cyclical decline in the overall agriculture industry.

           Net North American Industrial sales for the first nine months of 2000 were $73,504,00 compared to $46,116,000 during the first nine months of 1999 an increase of $27,388,000 or 59.4%. The increase was primarily due to seven months of sales relating to the acquisition of Schwarze Industries.

           Net European sales for the first nine months of 2000 were $31,687,000, compared to $32,900,000 during the first nine months of 1999, a decrease of $1,213,000 or 3.7%. Sales were negatively impacted by the decline in the Euro and the French franc against the British pound sterling and U.S. dollar and the weakening U.K. market conditions during the first nine months.

         Gross profit for the first nine months of 2000 was $42,657,000 (25.6% of net sales) compared to $31,691,000 (23.1% of net sales) for the first nine months of 1999. The increase in gross profit was mainly attributable to the acquisition of Schwarze Industries and increased agricultural sales as stated above.

         Selling, general and administrative expenses (SG&A) for the first nine months of 2000 were $25,652,000 compared to $21,890,000 for the first nine months of 1999, an increase of $3,762,000 or 17.2%. The acquisition of Schwarze Industries was the main cause for the increase.

         The Company's net income after tax was $10,500,000 for the first nine months of 2000 compared to $5,359,000 for the first nine months of 1999, an increase of $5,141,000 or 95.9% reflecting the factors described above.

Liquidity and Capital Resources

         In addition to normal operating expenses, the Company has on going cash requirements which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts Receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales. These sales enhance the Company's production ability during the off season. During the third quarter of 1999, an inventory reduction plan was put in place to reduce excess and obsolete inventory levels that continued to hamper liquidity.

         As of September 30, 2000, the Company had working capital of $85,415,000 which represents an increase of $5,561,000 from working capital of $79,854,000 as of December 31, 1999. The increase in working capital was primarily from higher accounts receivable due to seasonality as well as the acquisition of Schwarze Industries on February 29, 2000.

         Capital expenditures were $11,023,000 for the first nine months of 2000, compared to $1,914,000 during the first nine months of 1999. The significant increase is attributable to the purchase of the Company's Bomford manufacturing facility and adjacent land in the U. K. for approximately
$5,300,000 which had been subject to a long term lease. Also included is approximately $875,000 for the rebuilding of the offices at the Company's Gibson City facility which was destroyed in January 1999 by a snowstorm which loss was covered by insurance. The majority of the remaining balance was used to purchase new equipment for manufacturing operations. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.





                        Alamo Group Inc. and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                            Operations - (Continued)


         The Company has been authorized by its Board of Directors to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1997 the Company repurchased 79,840 shares. No shares were repurchased in 1998. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased during the first nine months of 2000.

         Net cash provided by financing activities was $13,375,000 during the nine month period ending September 30, 2000, compared to $33,066,000 net cash used by financing activities for the same period in 1999. The change in activities is attributable primarily to the acquisition of Schwarze Industries. The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of September 30, 2000. As of September 30, 2000, $15,500,000 was borrowed under the revolving credit and $1,522,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendors contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first and second quarter.

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

         Based on its evaluation to date, management believes that the euro conversion will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

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

         Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's North American agricultural market and softening in its international markets; increased competition in the Company's businesses from competitors that may have greater financial resources; the impact of the strong dollar and British pound which increase the cost of the Company's products in foreign markets; competitive implications and price transparencies related to the euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.

         In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affect demand; slower growth in the Company's markets; financial market changes including increases in interests rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; unanticipated problems or costs associated with accommodations of the Year 2000 in computer applications or products; the inability of the Company's supplier, customers, creditors, government agencies, public utility providers and financial service organizations to implement computer applications accommodating the Year 2000; seasonal factors that could materially affect the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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








                        Alamo Group Inc. and Subsidiaries

           Quantitative and Qualitative Disclosures About Market Risks


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to various markets risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

As a Result of Foreign Sales

  A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Australia, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions, in order to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency receivables covering a period of approximately six months. As of September 30, 2000, the Company had $2,315,000 in outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

As a Result of Foreign Translation

         The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U.K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound, Euro or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound, Euro or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. The translation adjustment during the second quarter of 2000 was a loss of $26,000 which was primarily caused due to the weakening of the French franc to the British pound. On September 30, 2000, the British pound closed at 0.6781 relative to 1.00 U.S. dollar, and the French Franc closed at 0.0910 relative to 1.00 British pound. By comparison, on September 30, 1999, the British pound closed at 0.6071 relative
1.00 U.S. dollar, and the French franc closed at 0.0986 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

         At September 30, 2000, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2000 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $75,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.








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






                                                    Alamo Group Inc.
                                                    (Registrant)






                                                    /s/-------------------------
                                                    Ronald A. Robinson
                                                    President and CEO
                                                    Principal Accounting Officer