Form 10-K
period 2000-12-31
ALAMO GROUP INC
filed 2001-03-30
CIK 897077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year ended
                                December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of February 28, 2001 (based upon the last reported sale price of $15.50 per share) was approximately $89,053,096 on such date.

     The number of shares of the issuer's Common Stock, par value $.10 per share, outstanding as of February 28, 2001 was 9,703,659 shares.

     Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held on May 3, 2001, have been incorporated by reference herein (Part III).

================================================================================

                 ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                         Page
                                     PART I

Item 1.  Business .................................................................................        3

Item 2.  Properties ...............................................................................        8

Item 3.  Legal Proceedings.........................................................................        8

Item 4.  Submission of Matters to a Vote of Security Holders.......................................        9

Item 4a. Executive Officers of the Company.........................................................        9

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters......................       10

Item 6.  Selected Financial Data...................................................................       11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................       11

Item 7a. Quantitative and Qualitative Disclosures about Market Risks...............................       15

Item 8.  Financial Statements......................................................................       16

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ...................................................       16

                                    PART III

Item 10. Directors and Executive Officers..........................................................       16

Item 11. Executive Compensation....................................................................       16

Item 12. Security Ownership of Certain Beneficial Owners and Management............................       16

Item 13. Certain Relationships and Related Transactions............................................       16

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................       17

Index to Consolidated Financial Statements.........................................................       F-1


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Alamo Group Inc., which includes its subsidiaries ("Alamo Group," "Alamo" or the "Company"), is a leading manufacturer of high quality equipment for right-of-way maintenance and agriculture. Our products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services. The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy-duty cutting technologies: rotary, flail and sickle-bar. The Company emphasizes high quality, cost efficient products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a leading share of their niche markets.

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

     A major thrust into agricultural mowing markets began in 1986 with the acquisition of RHINO(R), a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the RHINO dealer network during a period of industry contraction. Distribution network expansion remains a primary focus of the Company's marketing plans for agricultural and industrial uses. The addition of M&W(R) GEAR COMPANY in early 1995 allowed the Company to enter into the manufacturing and distribution of hay-making equipment that complements the RHINO distribution system. M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell RHINO and M&W products throughout their dealer networks.

     Another strategic move was made in late 1995 with the acquisition of HERSCHEL(R), a leading manufacturer and distributor of high wear, high turnover farm equipment replacement parts. In addition, the Company has concentrated on developing new products which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

     In 1991, the Company began its international expansion with the acquisition of MCCONNEL(R), a United Kingdom ("U.K.") manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. BOMFORD(R), also a U.K. company, was acquired in 1993. BOMFORD(R) is a manufacturer of heavy duty, tractor-mounted grass and hedge mowing equipment.

     In 1994, the Company acquired S.M.A.(R) located in Orleans, France. S.M.A. manufacturers and sells principally to the French government, a line of heavy duty, tractor mounted grass and hedge mowing equipment and associated replacement parts. This acquisition along with smaller ones made in France and the Netherlands, when combined with MCCONNEL and BOMFORD, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

     On February 29, 2000, the Company acquired 100% of the outstanding shares of SCHWARZE INDUSTRIES, INC. ("SCHWARZE"). SCHWARZE is a manufacturer of sweeping equipment which is sold to governmental and contractor users. The Company believes the SCHWARZE sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial market place.

     On September 8, 2000, the Company purchased the product line and associated assets of TWOSE(TM) OF TIVERTON LTD ("TWOSE") in the U.K. and incorporated its production into the existing facilities at McConnell and Bomford.

TWOSE was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers which solidified the Company's market leadership position.

     On November 6, 2000, the Company acquired 100% of the issued and outstanding shares of SCHULTE INDUSTRIES, LTD. ("SCHULTE(TM)") and all of its affiliated and related companies. SCHULTE(TM) is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. The Company expects SCHULTE to provide expansion into Canadian markets as well as manufacturing capabilities in Canada.

     The principal executive offices of the Company are located at 1502 East Walnut, Seguin, Texas 78155, and its telephone number is (830) 379-1480.

MARKETING AND MARKETING STRATEGY

     The Company's products are sold through the Company's seven marketing organizations, and extensive, world-wide dealer networks under the ALAMO INDUSTRIAL(R), TIGER(R), SCHWARZE, RHINO(R), M&W(R), HERSCHEL-ADAMS(R), SCHULTE(TM), MCCONNEL(R), BOMFORD(R), S.M.A.(R) and other trademarks and trade names.

     ALAMO INDUSTRIAL equipment is principally sold to governmental end-users and, to a lesser extent, to the agricultural market and commercial turf market. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, and replacement parts, for heavy-duty, intensive use applications, including the maintenance of highway, airport, recreational and other public areas. Municipal park agencies, golf courses and landscape maintenance contractors purchase certain ALAMO INDUSTRIAL mowers that deliver a fine manicured cut.

     TIGER equipment includes heavy-duty, tractor-mounted mowing and vegetation maintenance equipment and replacement parts. A portion of TIGER sales includes tractors, which are not manufactured by TIGER. TIGER sells to state, county and local governmental entities through a network of dealers. In most cases, TIGER'S larger dealers' principal product line is TIGER equipment. TIGER'S dealership network is independent of ALAMO'S dealership network.

     SCHWARZE equipment includes air, mechanical broom, and regenerative air sweepers along with a high-efficiency environmental sweeper. SCHWARZE primarily sells their products to governmental and contractor customers. The Company believes that SCHWARZE compliments Alamo Industrial because the end user for both products in many cases is the same. This combination will strengthen both the marketing and geographical areas for the Company.

     RHINO and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and for hay-making. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. RHINO equipment consists principally of a comprehensive line of tractor-mounted equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. RHINO also sells posthole diggers, scraper blades and replacement parts for all RHINO equipment. Farm equipment dealers play the primary role in the sale of RHINO equipment. M&W hay-making equipment uses a fixed chamber, round bale technology. A portion of the RHINO product line is also sold through MCCONNEL'S network of agricultural tractor dealers in the U.K.

     SCHULTE equipment includes mechanical rotary mowers, snow blowers, and rock removal equipment. SCHULTE serves both the agricultural and industrial markets primarily in Canada and the U.S. The Company plans for market synergies in Canada for both TIGER and RHINO product lines with expectation of broadening product offerings to the existing customer base.

     HERSCHEL-ADAMS replacement parts are sold for most types of tillage equipment and tractors, and certain types of mowing and construction equipment. HERSCHEL-ADAMS products include a full range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components. HERSCHEL-ADAMS replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet stores, wholesale distributors, original equipment manufacturers and construction equipment dealers.

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

     In addition to the sales of HERSCHEL-ADAMS replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 30% of the Company's total sales for the year ended December 31, 2000. Replacement parts are more profitable and generally less cyclical than wholegoods.

     While the Company believes that the end-user of its products evaluates the purchase of such products on the basis of price and product quality, such purchases are also based on a dealer's service, support and loyalty to the dealer based on previous purchases.

     Demand for products tend to be strongest in the spring and summer growing seasons. The Company provides incentives for off-season purchases, including discounts, as a way to even out seasonal variations in its manufacturing cycles.

PRODUCT DEVELOPMENT

     The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. The Company currently employs 99 people in its engineering department, 43 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities were approximately $2,396,000 in 2000, $1,722,000 in 1999, and $1,685,000 in 1998.
As a percentage of sales research and development was 1.1% in 2000, 1.0% in 1999 and 1% in 1998 respectively. The increase in 2000 is primarily from the acquisition of SCHWARZE and to a lessor extent SCHULTE.

SEASONALITY

     In general, (the vegetation maintenance equipment) industry tends to follow the seasonal buying patterns of its major customers with peak sales occurring in the summer from May through August. Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. The timing of these purchases, however, may be affected by weather conditions and general economic conditions. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and equipment is manufactured in anticipation of such demand. The Company utilizes a rolling monthly sales forecast provided by the Company's marketing divisions, and order backlog in order to develop a production plan for its manufacturing facilities. Additionally, the Company attempts to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment that is ordered during off-season periods.

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

UNFILLED ORDERS

     As of December 31, 2000, the Company had unfilled customer orders of $44,269,000 compared to $34,266,000 at the end of 1999. The increase is primarily attributable to RHINO branded products, which experienced an increased backlog during the fourth quarter of 2000 as apart of its preseason selling program. The Company also had increased backlog from the three acquisitions it made in 2000, SCHWARZE, TWOSE and SCHULTE. Management expects that substantially all of the Company's backlog as of December 31, 2000, will be shipped during fiscal year 2001. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation anytime before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

SOURCES OF SUPPLY

     The principal raw materials used by the Company include steel and purchased components. During 2000, the raw materials used by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. A number of the Company's units are mounted on and shipped with a tractor. Tractors are generally available, but in some periods delays in receiving tractors have been experienced. No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

     Products manufactured by the Company are advertised and sold under numerous trademarks. ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), FUERST(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(R), SCHULTE(TM) and HERSCHEL-ADAMS(R) trademarks are the primary marks for the Company's products. The Company also owns other trademarks which it uses to a lesser extent such as TERRAIN KING(R), TRIUMPH(R), MOTT(R), TURNER(R), and DANDL(R). Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business, but that the business is not dependent on such trademarks. The Company, however, vigorously protects its trademarks against infringement. The Company believes it has registered its trademarks in the appropriate jurisdictions.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

     The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company has learned that the Indianola, Iowa property on which its HERSCHEL facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or are expected to be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property.

     The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

EMPLOYEES

     As of December 31, 2000, the Company employed 1,535 full-time employees. The HERSCHEL facility in Indianola, Iowa has a collective bargaining agreement which covers approximately 46 employees, and the two U.K. subsidiaries, MCCONNEL and BOMFORD, employing approximately 285 persons, also have collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES

     At December 31, 2000, the Company utilized six principal manufacturing plants located in the United States, four in Europe, one in Canada, and one in Australia. Listed below are the facilities:

           FACILITY             SQUARE FOOTAGE         PRINCIPAL TYPES OF PRODUCTS MANUFACTURED AND ASSEMBLED
           --------             --------------         ------------------------------------------------------

  Gibson City, Illinois             235,000        Mowers and Hay Balers, Deep Tillage Equipment and Mechanical
                                                   Mowers for RHINO and M&W

  Seguin, Texas                     230,000        Hydraulic and Mechanical Rotary and Flail Mowers,  Boom-Mounted
                                                   Equipment for ALAMO and RHINO

  Ludlow, England                   160,000        Hydraulic  Boom-Mounted  Hedge  and  Grass  Cutters  and  other
                                                   Equipment for MCCONNEL

  Holton, Kansas                    150,000        Mechanical  Rotary  Mowers,  Blades and Post Hole  Diggers  for
                                                   RHINO

  Indianola, Iowa                   150,000        After  Market  High Wear,  High  Turnover  Farm  Equipment  and
                                                   Replacement Parts for HERSCHEL and ADAMS

  Huntsville, Alabama               136,000        Air and Mechanical Sweeping Equipment for SCHWARZE

  Salford Priors, England           106,000        Tractor  Mounted  Power  Arm  Flails  and other  Equipment  for
                                                   BOMFORD

  Sioux Falls, South Dakota          60,000        Hydraulic and Mechanical Mowing Equipment for TIGER

  Englefeld, Saskatchewan            46,000        Mechanical  Rotary  Mowers,  Snow  Blowers,  and  Rock  Removal
  Canada                                           Equipment for SCHULTE

  Orleans, France                    40,000        Heavy Duty,  Tractor-Mounted  Grass and Hedge Mowing  Equipment
                                                   for SMA

  Queensland, Australia              15,000        Air and Mechanical Sweeping Equipment for SCHWARZE

  Peschadores, France                12,000        Manufactures  Replacement Parts for Blades, Knives and Shackles
                                                   by FORGES GORCE

                              --------------------
  Total                           1,340,000


     Approximately 87% of the manufacturing and office space is owned, with the balance being leased. The Company has 64,700 square feet of warehouse space in three locations, of which 20,000 square feet is owned. The Company closed its manufacturing facility in LaGrange, Illinois during 1999 and the facility was subsequently sold on January 24, 2001. The Company closed and sold its warehouse location in Harrisburg, Pennsylvania in 2000. Further, the Company is in the process of closing the majority of its manufacturing facilities in Guymon, Oklahoma which is expected to be completed by March 31, 2001. Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition, and adequate for its present level of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4a. EXECUTIVE OFFICERS OF THE COMPANY

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 2001 annual meeting of directors or until his successor is duly elected and qualified.

                    NAME                  Age                                 POSITION
         ---------------------------    ------      -------------------------------------------------------------
            Donald J. Douglass            69         Chairman of the Board
            Ronald A. Robinson            49         President and Chief Executive Officer
            Robert H. George              54         Vice President, Secretary and Treasurer
            Ian Burden                    46         Executive Vice President, Alamo Group (USA) Inc.
            Geoffrey Davies               53         Managing Director, Alamo Group (EUR) Ltd.
            John C. Moon                  45         Executive Vice President, Alamo Group (USA) Inc.
            Richard J. Wehrle             44         Vice President and Corporate Controller,
                                                     Alamo Group (USA) Inc.


     Donald J. Douglass founded the Company in 1969 and served as Chairman of the Board and Chief Executive Officer of the Company since 1969. Mr. Douglass resigned his position as Chief Executive Officer on July 7, 1999, but continues to serve as a director and Chairman of the Board for the Company.

     Ronald A. Robinson, was appointed President, Chief Executive Officer and a director of the Company on July 7, 1999. Mr. Robinson had previously been President of Svedala Industries, Inc. the U.S. subsidiary of Svedala
Industries AB of Malmo, Sweden, a leading manufacturer of equipment and systems for the worldwide construction, mineral processing and materials handling industries. Mr. Robinson joined Svedala in 1992 when it acquired Denver Equipment Company of which he was Chairman and Chief Executive Officer.

     Robert H. George joined the Company in May 1987 as Vice President and Secretary and has served the Company in various executive capacities since that time. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

     Ian Burden has been Executive Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division. Since 1981 Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

     Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993. From 1988 to 1993, Mr. Davies served McConnel Ltd., a U.K. company acquired by Alamo in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

     John C. Moon has been Executive Vice President of Alamo Group (USA) Inc. since May 1991 and manages the Agricultural division. Prior to his appointment as Vice President, Mr. Moon has served Rhino in a number of sales and marketing positions since 1983.

     Richard J. Wehrle has been Vice President and Corporate Controller of Alamo Group (USA) Inc. since September 1995. Prior to his appointment, Mr. Wehrle has served in various accounting management capacities within the Company since 1988.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange under the symbol: ALG. On February 29, 2001, there were 9,703,659 shares of common stock outstanding, held by approximately 200 holders of record. The total number of beneficial owners of the Company's common stock exceeds this number. On February 29, 2001, the closing price of the common stock on the New York Stock Exchange was $15.50 per share.

     The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

           HIGH AND LOW STOCK PRICES FOR THE LAST TWO FISCAL YEARS WERE:



                         2000                                                      1999
--------------------------------------------------------- -----------------------------------------------------------
                                                 CASH                                                       CASH
                           SALES PRICE         DIVIDENDS                              SALES PRICE         DIVIDENDS
   QUARTER ENDED          HIGH       LOW       DECLARED    QUARTER ENDED           HIGH         LOW       DECLARED
--------------------------------------------------------- -----------------------------------------------------------
March 31, 2000          $12-1/4   $ 9-15/16       $.06    March 31, 1999         $12-5/8      $7-7/8       $.11
June 30, 2000            13-7/16   10-11/16        .06    June 30, 1999           10-1/4       6-7/8        .11
September 30, 2000       13-7/16   12              .06    September 30, 1999      10-1/8       8-1/2        .06
December 31, 2000        13-5/8    12-1/2          .06    December 31, 1999       10-1/4       8-1/4        .06
--------------------------------------------------------- -----------------------------------------------------------


     On July 7, 1999, the Board of Directors of the Company reduced its quarterly dividend from $0.11 per share to $0.06 per share effective for the second quarter of 1999. The change was made in order to increase the Company's ability to grow its business both internally and externally.

     On January 5, 2001, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 5, 2001, to holders of record as of January 18, 2001. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.

     The Company's bank revolving credit agreement prohibits the Company from paying quarterly dividends on its Common Stock in excess of $0.11 per share through March 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


(in thousands, except per share amounts)

                                                                    FISCAL YEAR ENDED(1)
                                          -------------------------------------------------------------------------
                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                               2000           1999          1998          1997           1996
                                          -------------------------------------------------------------------------
OPERATIONS:
Net sales ................................ $   215,874    $   176,608    $  200,553    $  203,092    $   183,595
Income before income taxes................      15,890          9,696         6,535        20,595         13,722
Net income ...............................      10,770          6,102         4,115        13,600          8,762
Percent of sales..........................         5.0%           3.5%          2.1%          6.7%           4.8%
Earnings per share
  Basic...................................        1.11           0.63          0.42          1.42           0.91
  Diluted ................................        1.11           0.63          0.42          1.41           0.91
Dividends per share.......................         .24           0.34          0.43          0.40           0.40
Average common shares
  Basic...................................       9,698          9,722         9,714         9,602          9,585
  Diluted ................................       9,759          9,726         9,730         9,674          9,641

FINANCIAL POSITION:
Total assets.............................. $   173,408    $   132,795    $  161,638    $  156,124    $   153,862
Short-term debt and current maturities ...       1,484            526           487           727          1,031
Long-term debt, excluding current
  maturities..............................      30,355          5,469        35,858        28,617         35,299
Stockholders' equity .....................     114,539        108,030       106,906       106,265         97,250


(1) Includes the results of operations of companies acquired from the effective dates of acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

     The following tables set forth, for the periods indicated, certain financial data:



(Sales data in thousands:)                                                          FISCAL YEAR ENDED
                                                                       -------------------------------------------
                                                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                           2000           1999            1998
                                                                       -------------- -------------- -------------
   North American
     Agricultural ...................................................   $   79,752      $  75,931     $  98,393
     Industrial......................................................       95,867         58,719        61,133
   European..........................................................       40,255         41,958        41,027
                                                                       -------------- -------------- -------------
   Total net sales..................................................... $  215,874      $ 176,608     $ 200,553
                                                                       ============== ============== =============


Cost and profit margins, as percentages of net sales:


     Cost of sales...................................................       75.8%          76.8%          78.2%
     Gross margin....................................................       24.2%          23.2%          21.8%
     Selling, general and administrative expense.....................       16.1%          17.1%          17.5%
     Income from operations..........................................        8.1%           6.1%           4.2%
     Income before income taxes......................................        7.4%           5.5%           3.3%
     Net income......................................................        5.0%           3.5%           2.1%


RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     The Company's net sales in the fiscal year ending December 31, 2000 ("2000") were $215,874,000, an increase of $39,266,000 or 22.3% compared to
$176,608,000 for the fiscal year ended December 31, 1999. The increase in sales was primarily attributable to the acquisition of SCHWARZE Industries on February 29, 2000.

     North American Agricultural sales (Net) were $79,752,000 in 2000 compared to $75,931,000 in 1999, representing a increase of $3,821,000 or 5.0%. The revenue growth was encouraging given the continued depressed condition in the overall U.S. agriculture market. RHINO product sales improved throughout the year as order rates continued to follow an increased pace that began during the fourth quarter of 1999. Both the M & W and HERSCHEL products showed no significant change in sales as demand for bailers and tillage equipment continued to be soft.

     North American Industrial sales (Net) in 2000 were $95,867,000 compared to $58,719,000 in 1999, a $37,148,000 or 63.2% increase. The acquisition of
     SCHWARZE Industries in the first quarter of 2000 accounted for the majority of the increase. ALAMO Industrial products showed slight improvement, but internal growth was hampered by delivery delays that occurred during the second and third quarter of 2000. Overall, the industrial market continues to be steady with the exception of the sweeper market which had experienced softness during the latter part of the fourth quarter which has continued into the first quarter of 2001.

     European sales (Net) decreased $1,703,000 or 4.1% to $40,255,000 in 2000 compared to $41,958,000 in 1999. The decrease was attributed to the weakness in both the British Pound and the Euro that persisted throughout 2000. Europe's agricultural sector continued to be depressed which hurt market conditions for the Company's products. The situation is not expected to improve during 2001 especially since the outbreak of hoof and mouth disease in the U.K. during the first quarter of 2001.

     Gross Margins for 2000 were $52,151,000 (24.2% of net sales) compared to $40,903,000 (23.2% of net sales) in 1999. 2000 margins were down slightly more than expected due to unfavorable variances from production issues during the middle of the year. Margin percentages for 1999 were negatively impacted by lower production volumes primarily for agricultural products as well as an inventory obsolescence charge in the third quarter of $3,201,000 from a fundamental change in business policy relating to inventory.

     Selling, general and administrative expenses ("SG&A") were $34,650,000 (16.1% of net sales) in 2000 compared to $30,123,000 (17.1% of net sales) in 1999. The increase of $4,527,000 over 1999 was primarily due to the acquisition of SCHWARZE Industries during the first quarter of 2000.

     Interest expense for 2000 was $2,190,000 compared to $1,495,000 in 1999, a $695,000 or 46.5% increase. The acquisition of SCHWARZE and SCHULTE primarily caused the increase for the year.

     Net Income for 2000 was $10,770,000 compared to $6,102,000 in 1999 due to the factors described above.

FISCAL 1999 COMPARED TO FISCAL 1998

         The Company's net sales in the fiscal year ending December 31, 1999 ("1999") were $176,608,000, a decrease of $23,945,000 or 11.9% compared to
$200,553,000 for the fiscal year ended December 31, 1998 ("1998"). The decrease in sales was primarily attributable to the cyclical decline in the agricultural market, which began in late 1998 and continued throughout 1999.

     North American Agricultural sales (Net) were $75,931,000 in 1999 compared to $98,393,000 in 1998, representing a decline of $22,462,000 or 22.8%. The continued weakness in the overall agricultural economy affected all product lines during the first three quarters of 1999. The Company began to see some gradual improvement in the fourth quarter with increased new orders, especially in the RHINO and HERSCHEL ADAMS products. Demand for M&W products continued to be less than anticipated and has not rebounded to historical backlog levels.

     North American Industrial sales (Net) in 1999 were $58,719,000 compared to $61,133,000 in 1998, a $2,414,000 or 3.9% decrease. Wholegood sales improved over 1998 but tractor shipments declined due to a slowdown in deliveries from major tractor suppliers which is expected to last through the first quarter of 2000. Also affecting sales were drought conditions that affected the northeast areas of the U.S. Industrial backlogs improved during the fourth quarter of 1999 increasing over last year's levels due to higher state governmental agency spending.

     European sales (Net) increased $931,000 or 2.3% to $41,958,000 in 1999 compared to $41,027,000 in 1998. Exchange rates between the French franc and the British pound were stable during the first half of 1999 but weakened during the third and fourth quarter of 1999. European markets rebounded somewhat during the fourth quarter of 1999 resulting in improved sales.

     Gross Margins for 1999 were $40,903,000 (23.2% of net sales) compared to $43,658,000 (21.8% of net sales) in 1998. Margin percentages for 1999 were negatively impacted by lower production volumes primarily for agricultural products as well as an inventory obsolescence charge in the third quarter of $3,201,000 from a fundamental change in business policy relating to inventory. The 1998 margin percentages were substantially impacted due to the write-off of Rhino International assets relating to the shutdown of the operations totaling $4,513,000.

     Selling, general and administrative expenses ("SG&A") were $30,123,000 (17.1% of net sales) in 1999 compared to $35,169,000 (17.5% of net sales) in 1998. In the last quarter of 1999, the Company expensed a post retirement benefit for Donald J. Douglass, Chairman of the Board of the Company, who retired as an employee of the Company on December 31, 1999. The total expense was $707,000. The Company also expensed a Consulting and Non-Competition Agreement with its previous President and Chief Operating Officer, Oran Logan in the amount of $400,000. Mr. Logan's agreement was filed with the Company's 10-Q for the third quarter of 1999. The Company's 1999 marketing expenses were down due to lower agricultural sales volumes which translated to reduced commission levels and a reduction of advertising costs. During 1998, the Company experienced costs relating to the settlement of a lawsuit as well as write-off of goodwill relating to its Rhino International operations. The Company also incurred expenses relating to the terminated WEC acquisition.

     Interest expense for 1999 was $1,495,000 compared to $2,647,000 in 1998, a $1,152,000 or 43.5% decrease. Increased cash flow from operations was primarily responsible for lowering debt levels throughout the year thereby reducing interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     In addition to normal operating expenses, the Company has on going cash requirements, which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first quarter and early spring of the year and partly in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically builds in the first and fourth quarters of each year as a result of preseason sales. These sales balance the Company's production during the off season.

     As of December 31, 2000, the Company had working capital of $92,343,000, which represents an increase of $12,489,000 from working capital of $79,854,000 as of December 31, 1999. The increase in working capital was primarily due to the acquisition of SCHWARZE and SCHULTE, which provided increased levels of accounts receivable and inventory.

     Capital expenditures were $12,650,000 for 2000, compared to $3,616,000 for 1999. Capital expenditures for 2001 are expected to be approximately $6,000,000. The significant increase in 2000 is attributable to several items, the largest one being the purchase of the Company's Bomford manufacturing facility and adjacent land in the U.K., which was leased on a long-term basis. The purchase price was approximately $5,300,000 and the transaction was completed in June 2000. Other major components of the increase were related to improvements at the Company's Seguin and Holton plants to increase efficiencies and capacity to take on production being transferred as a result of the closure of the Company's LaGrange facility and transfer of RHINO production from Seguin to Holton. And, approximately $900,000 of the increase is a result of rebuilding the office building at the Company's Gibson City plant which was destroyed in January 1999 by a snowstorm. This cost has been recovered from the Company's insurance provider. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased in 2000.

     Net cash provided by operating activities was $9,010,000 for 2000, compared to $39,188,000 for 1999. The decrease of cash from operating activities resulted primarily from increased inventory and accounts receivables due to the SCHWARZE and SCHULTE acquisitions. In 1999, operating activities significantly increased due to an inventory reduction plan that reduced excess and obsolete inventory.

     Net cash provided by financing activities was $25,853,000 for 2000, compared to net cash provided of $33,483,000 for 1999. The change in activity was primarily a result of the SCHWARZE and SCHULTE acquisitions of approximately $25,000,000. In 1999, the Company's increased cash flow reduced its bank revolving credit facility by $29,600,000.

     The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of December 31, 2000. As of December 31, 2000, there was $28,800,000 borrowed under the revolving credit facility. At December 31, 2000, $2,982,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring. Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

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

     In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal year 2000. The Company recognizes revenue when each of the following four criteria are met:
1) a contract or sales arrangement exists; 2) products have been shipped or services heave been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company has evaluated the possible impact of SAB 101 with its independent auditors and it believes that its revenue recognition policy is in accordance with SAB 101.

     In September 2000, the Emerging Issues Task Force issued EITF 00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. The Company's policy is to include shipping and handling costs in costs of goods sold.

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

     To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months. As of December 31, 2000, the Company had $1,409,840 outstanding forward exchange contracts related to sales, additionally there was an exchange contract of $5,173,000 relating to a short-term inter-company cash transfer. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $1,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

EXPOSURE TO EXCHANGE RATES AS A RESULT OF FOREIGN SALES

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,226,000 for the year ending December 31, 2000. Comparatively, at December 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of $1,226,000 for the year-ended December 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2000 was a loss of $2,127,000. On December 31, 2000, the British pound closed at .6697 relative to
1.00 U.S. dollar, and the French franc closed at .0958 relative to 1.00 British pound. By comparison, on December 31, 1999, the British pound closed at .6191 relative to 1.00 U.S. dollar, and the French franc closed at .0953 relative to
1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

     At December 31, 2000 the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2000 average interest rate under these borrowings, the Company's 2000 interest expense would have changed by approximately $575,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements on page F-1 of this Report.

                                                                                      PAGE
                                                                                      -----
         Report of Ernst & Young LLP, Independent Auditors..........................   F-2
         Consolidated Statements of Income..........................................   F-3
         Consolidated Balance Sheets ...............................................   F-4
         Consolidated Statements of Stockholders' Equity ...........................   F-5
         Consolidated Statements of Cash Flows .....................................   F-6
         Notes to Consolidated Financial Statements ................................   F-7

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

                                INDEX TO EXHIBITS

                                                                                            INCORPORATED BY REFERENCE
                                                                                                FROM THE FOLLOWING
 EXHIBITS                                   EXHIBIT TITLE                                           DOCUMENTS
-----------    -------------------------------------------------------------------------   -----------------------------
    3.1    --  Certificate of Incorporation, as amended, of Alamo Group Inc.               Form S-1, February 5, 1993
    3.2    --  By-Laws of Alamo Group Inc.                                                 Form 10-K, March 29, 1996
   10.1    --  Warrant Agreement between Alamo Group Inc. and Capital Southwest            Form S-1, February 5, 1993
               Corporation, dated November 25, 1991
  *10.2    --  1993 Non-Qualified Stock Option Plan, adopted by the Board of Directors     Form S-1, February 5, 1993
               on February 2, 1993
  *10.3    --  Alamo Group Inc. Executive Loan Program of 1991                             Form S-1, March 18, 1993
  *10.4    --  1994 Incentive Stock Option Plan, adopted by the Board of Directors on      Form 10-K, March 28, 1994
               January 25, 1994
   10.5    --  Third Amended and Restated Revolving Credit and Term Loan Agreement         Form 10-K, March 29, 1996
               between NationsBank of Texas, N.A. and Alamo Group Inc. and certain subsidiaries dated December 29, 1995
   10.6    --  First Amendment to Third Amended and Restated Revolving Credit and Term     Form 10-K, March 27, 1997
               Loan Agreement dated April 10, 1996
   10.7    --  Second Amendment to Third Amended and Restated Revolving Credit and         Form 10-K, March 27, 1997
               Term Loan Agreement dated December 23, 1996
   10.8    --  Form of indemnification agreements with Directors of Alamo Group Inc.       Form 10-Q, May 15, 1997
   10.9    --  Form of indemnification agreements with certain executive officers of       Form 10-Q, May 15, 1997
               Alamo Group Inc.
   10.10   --  Third Amendment to Third Amended and Restated Revolving Credit and Term     Form 10-Q, August 15, 1997
               Loan Agreement dated June 23, 1997
   10.11   --  Fourth Amendment to Third Amended and Restated Revolving Credit and         Form 10-K, March 31, 1998
               Term Loan Agreement dated December 31, 1997
  *10.12   --  Incentive Compensation Plan, adopted on December 9, 1997                    Form 10-K, March 31, 1998
  *10.13   --  401(k) Restoration Plan for Highly Employees, adopted on
               December 9, 1997                                                            Form 10-K, March 31, 1998
  *10.14   --  Severance Pay Agreement for Twelve Months Between Alamo Group Inc. and      Form 10-Q, August 14, 1998
               Certain Officers and Employees of Alamo Group Inc.
  *10.15   --  Severance Pay Agreement for Eighteen Months Between Alamo Group Inc.        Form 10-Q, August 14, 1998
               and Certain Officers and Employees of Alamo Group Inc.
   10.18   --  Fifth Amendment to Third Amended and Restated Revolving Credit and Term     Form 10-K, March 31, 1999
               Loan Agreement dated effective as of December 31, 1998
  *10.19   --  1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors     Schedule 14A, July 30, 1999
               on July 7, 1999
  *10.20   --  Amended and Restated 1994 Incentive Stock Option Plan adopted by the        Schedule 14A, July 30, 1999
               Board of Directors on July 7, 1999
   21.1    --  Subsidiaries of the Registrant                                              Filed Herewith
   23.1    --  Consent of Ernst & Young LLP                                                Filed Herewith


*  Compensatory Plan

(b)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2000

     Form 8-K dated November 21, 2000 reporting Item 2

         SIGNATURES



     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                 ALAMO GROUP INC.

Date:  March 23, 2001                        By: /s/ RONALD A. ROBINSON
                                                ------------------------------
                                                 President and Chief Executive
                                                 Officer







     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



        SIGNATURE                            TITLE                                        DATE
----------------------------   ---------------------------------------------------   --------------
/s/  DONALD J. DOUGLASS        Chairman of the Board and Director                    March 23, 2001
----------------------------
     Donald J. Douglass


/s/  RONALD A. ROBINSON        President, Chief Executive Officer and a Director     March 23, 2001
----------------------------   (Principal Executive Officer, Principal Financial
     Ronald A. Robinson        Officer and Principal Accounting Officer)

/s/    JERRY E. GOLDRESS       Director                                              March 23, 2001
----------------------------
       Jerry E. Goldress

/s/  DAVID H. MORRIS           Director                                              March 23, 2001
----------------------------
     David H. Morris


/s/  O. S. SIMPSON, JR.        Director                                              March 23, 2001
----------------------------
     O.S. Simpson, Jr.

/s/  JAMES B. SKAGGS           Director                                              March 23, 2001
----------------------------
     James B. Skaggs


/s/  WILLIAM R. THOMAS         Director                                              March 23, 2001
----------------------------
     William R. Thomas


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors..............................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF INCOME

       Years ended December 31, 2000, 1999 and 1998............................................  F-3

    CONSOLIDATED BALANCE SHEETS

       December 31, 2000 and 1999..............................................................  F-4

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       Years ended December 31, 2000, 1999 and 1998............................................  F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS

       Years ended December 31, 2000, 1999 and 1998............................................  F-6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and its subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and its subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     ERNST & YOUNG LLP

San Antonio, Texas
March 13, 2001

                                    ALAMO GROUP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     YEAR ENDED
                                                              ---------------------------------------------------------
                                                                DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                    2000                1999                1998
                                                              -----------------   -----------------   -----------------
Net sales:
 North American
    Agricultural ...........................................   $      79,752       $      75,931       $      98,393
    Industrial .............................................          95,867              58,719              61,133
 European ..................................................          40,255              41,958              41,027
                                                              ----------------    ----------------    -----------------
Total net sales.............................................         215,874             176,608             200,553

Cost of sales ..............................................         163,723             135,705             156,895
                                                              -----------------   -----------------   -----------------
   Gross profit ............................................          52,151              40,903              43,658

Selling, general and administrative expense.................          34,650              30,123              35,169
                                                              -----------------   -----------------   -----------------
   Income from operations ..................................          17,501              10,780               8,489

Interest expense ...........................................          (2,190)             (1,495)             (2,647)
Interest income.............................................             760                 604                 697
Other income (expense), net.................................            (181)               (193)                 (4)
                                                              -----------------   -----------------   -----------------
   Income before income taxes...............................          15,890               9,696               6,535

Provision for income taxes .................................           5,120               3,594               2,420
                                                              -----------------   -----------------   -----------------
   Net income...............................................   $      10,770       $       6,102       $       4,115
                                                              =================   =================   =================

Net income per common share:
   Basic....................................................   $        1.11       $        0.63       $        0.42
                                                              =================   =================   =================
   Diluted..................................................   $        1.11       $        0.63       $        0.42
                                                              =================   =================   =================
Average common shares:
   Basic....................................................           9,698               9,722               9,714
                                                              =================   =================   =================
   Diluted..................................................           9,759               9,726               9,730
                                                              =================   =================   =================


                                              See accompanying notes.

                                             ALAMO GROUP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                      DECEMBER 31,       DECEMBER 31,
                                                                                          2000               1999
                                                                                     ----------------   ----------------
ASSETS
   Current assets:
     Cash and cash equivalents ....................................................  $       2,929      $       5,359
     Accounts receivable ..........................................................         50,359             41,764
     Inventories ..................................................................         59,608             45,570
     Deferred income taxes.........................................................          4,335              4,193
     Prepaid expenses and other ...................................................          2,183              1,008
                                                                                     ----------------   ----------------
         Total current assets .....................................................        119,414             97,894

   Property, plant and equipment ..................................................         66,305             54,161
     Less:  Accumulated depreciation ..............................................        (38,197)           (32,343)
                                                                                     ----------------   ----------------
                                                                                            28,108             21,818

   Goodwill .......................................................................         21,833              9,937
   Other assets ...................................................................          4,053              3,146
                                                                                     ----------------   ----------------

         Total assets .............................................................  $     173,408      $     132,795
                                                                                     ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable........................................................  $      15,708      $       8,514
     Income taxes payable..........................................................            (69)             1,080
     Accrued liabilities...........................................................          9,948              7,920
     Current maturities of long-term debt .........................................          1,484                526
                                                                                     ----------------   ----------------
         Total current liabilities ................................................         27,071             18,040

   Long-term debt, net of current maturities ......................................         30,355              5,469
   Deferred income taxes...........................................................          1,443              1,256
   Stockholders' equity:
     Common stock, $.10 par value, 20,000,000 shares authorized; 9,744,259 and
       9,735,809 issued at December 31, 2000 and
       December 31, 1999, respectively ............................................            974                974
     Additional paid-in capital ...................................................         50,969             50,775
     Treasury stock, at cost; 40,600 shares at December 31, 2000 .................            (400)              (400)
     Retained earnings ............................................................         66,010             57,568
     Accumulated other comprehensive income .......................................         (3,014)              (887)
                                                                                     ----------------   ----------------
         Total stockholders' equity ...............................................        114,539            108,030
                                                                                     ----------------   ----------------

     Total liabilities and stockholders' equity ...................................  $     173,408      $     132,795
                                                                                     ================   ================


                                                     See accompanying notes.

                                      ALAMO GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (IN THOUSANDS)




                                                                                                   ACCUMULATED
                                         COMMON STOCK      ADDITIONAL                                 OTHER       TOTAL STOCK-
                                       ------------------    PAID-IN    TREASURY      RETAINED    COMPREHENSIVE     HOLDERS'
                                       SHARES    AMOUNT      CAPITAL      STOCK       EARNINGS        INCOME         EQUITY
                                       ------   --------   ----------- ----------- ------------- --------------- -------------
Balance at December 31, 1997........    9,685   $    968   $  50,395   $      --   $    54,835   $          67   $   106,265

   Net income.......................       --         --          --          --         4,115             --          4,115
   Translation adjustment...........       --         --          --          --          --               548           584
                                                                                                                 -------------
   Total comprehensive income.......       --         --          --          --          --                           4,699
   Purchase of treasury stock, at
   cost.............................                  --                                  --               --            117
   Sale of common stock and related.       51          5         112          --          --               --          4,699
   Dividends paid ($.43 per share)..       --         --          --          --        (4,175)            --         (4,175)
                                       ------     ------   ----------- ----------- ------------- --------------- -------------
Balance at December 31, 1998........    9,736        973      50,507          --        54,775             651       106,906

   Net income......................        --         --         --           --         6,102             --          6,102
   Translation adjustment...........       --         --         --           --          --            (1,538)       (1,538)
                                                                                                                 -------------
   Total comprehensive income.......       --         --         --           --          --               --          4,564
   Purchase of treasury stock, at
   cost.............................      (41)        --         --         (400)         --               --           (400)
   Sale of common stock.............       --          1        268           --          --               --            269
   Dividends paid ($.34 per share)..       --         --         --           --        (3,309)            --         (3,309)
                                       ------   --------   ----------- ----------- ------------- --------------- -------------
Balance at December 31, 1999 .......    9,695        974      50,775        (400)       57,568            (887)      108,030

   Net income......................        --         --         --           --        10,770             --         10,770
   Translation adjustment...........       --         --         --           --          --            (2,127)       (2,127)
                                                                                                                -------------
   Total comprehensive income.......       --         --         --           --          --               --          8,643
   Purchase of treasury stock, at
   cost.............................       --         --         --           --          --               --             --
   Sale of common stock.............        9         --         194          --          --               --            194
   Dividends paid ($.24 per share)..       --         --         --           --        (2,328)            --         (2,328)
                                       ------   --------   ----------- ----------- ------------- --------------- -------------
Balance at December 31, 2000........    9,704   $    974   $  50,969   $    (400)  $    66,010   $      (3,014)  $   114,539
                                       ======   ========   =========== =========== ============= =============== =============


                                              See accompanying notes.

                                            ALAMO GROUP INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)



                                                                                            YEAR ENDED
                                                                         -------------------------------------------------
                                                                           DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                              2000             1999            1998
                                                                         ---------------  --------------- ----------------
OPERATING ACTIVITIES
Net income.............................................................  $      10,770    $       6,102    $       4,115
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for doubtful accounts...................................            450              133            1,099
     Depreciation .....................................................          4,441            3,967            3,938
     Amortization .....................................................          1,558            1,185            1,897
     Provision for deferred income tax benefit ........................            266              693           (2,711)
     Gain on sale of  equipment .......................................           (219)          (1,048)            (124)
Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable ..............................................         (6,358)           7,379           (8,540)
     Inventories ......................................................         (2,511)          18,278            1,470
     Prepaid expenses and other .......................................           (236)           1,449            1,731
     Trade accounts payable and accrued liabilities ...................          2,167              414           (2,617)
     Income taxes payable .............................................         (1,318)             636              205
                                                                         ---------------  ---------------  ---------------
Net cash provided by operating activities .............................          9,010           39,188              463

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ....................................        (24,453)
Purchase of property, plant and equipment .............................        (12,650)          (3,616)          (4,403)
Proceeds from sale of property, plant and equipment ...................            530            1,120              342
Purchase of long-term investment ......................................           (500)            (500)            (500)
Sale of long-term investment ..........................................             --               --            3,200
                                                                         ---------------  ---------------  ---------------
Net cash (used) by investing activities ...............................        (37,073)          (2,996)          (1,361)

FINANCING ACTIVITIES
Net change in bank revolving credit facility ..........................         28,800          (29,600)           7,600
Principal payments on long-term debt and capital leases ...............           (813)            (443)            (729)
Dividends paid ........................................................         (2,328)          (3,309)          (4,175)
Proceeds from sale of common stock and related ........................            194              269              117
Cost of common stock repurchased ......................................             --             (400)              --
                                                                         ---------------  ---------------  ---------------
Net cash provided (used) by financing activities ......................         25,853          (33,483)           2,813

Effect of exchange rate changes on cash ...............................           (220)             (98)              44
                                                                         ---------------  ---------------  ---------------
Net change in cash and cash equivalents ...............................         (2,430)           2,611            1,959
Cash and cash equivalents at beginning of the year ....................          5,359            2,748              789
                                                                         ---------------  ---------------  ---------------
Cash and cash equivalents at end of the year ..........................  $       2,929    $       5,359    $       2,748
                                                                         ===============  ===============  ===============

Cash paid during the year for:
   Interest ...........................................................  $       1,876    $       1,742    $       2,547
   Income taxes .......................................................          7,561            2,300            5,100


                                                  See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                       1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS AND SEGMENTS

     The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture. Our products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position. The Company manages its business in three principal reporting segments; Agricultural, Industrial, and European. The adoption of Statement 131 requires segment reporting and certain geographic disclosures which are included in Footnotes 13 and 14.

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

     The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 2000, the Company had $1,409,840 outstanding forward exchange contracts related to sales and a foreign currency forward contract of $5,173,000 relating to a short term inter-company cash transfer maturing in January 2001. The maximum exposure of the December 31, 2000 contracts that the Company expects to incur during the first quarter of 2001 is approximately $77,000 loss. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2000, 1999 and 1998, such transactions netted a loss of $204,000, a loss of $906,000 and a gain of $99,000, respectively.

CASH EQUIVALENTS

     Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


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

GOODWILL

     Goodwill is related to purchase acquisitions and, with minor exceptions, is being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $6,520,000 and $5,343,000 for the years ended December 31, 2000 and 1999, respectively. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

LONG-TERM INVESTMENTS

     At December 31, 2000 and 1999, respectively, the Company had $2,000,000 and $1,500,000 invested in a Small Business Investment Company which is carried at cost in Other assets.

RELATED PARTY TRANSACTIONS

     Notes receivable from officers of the Company was $970,000 for the years ended December 31, 2000 and 1999, respectively, are included in Other assets.

REVENUE RECOGNITION

     Product revenue is recognized when the product is shipped. Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services heave been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


SHIPPING AND HANDLING COSTS

     In September 2000, the Emerging Issues Task Force issued EITF 00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. The Company's policy is to include shipping and handling costs in costs of goods sold.

RESEARCH AND DEVELOPMENT

     Product development and engineering costs charged to Selling, general and administrative expense amounted to $ 2,396,000, $1,722,000, and $1,685,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 is primarily from the acquisition of SCHWARZE and to a lessor extent, SCHULTE.

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

                              2. EARNINGS PER SHARE

     The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share amounts)



                                                            2000               1999             1998
                                                       ---------------    ---------------  ---------------
Net income............................................  $     10,770       $      6,102     $      4,115
                                                       ===============    ===============  ===============

Average common shares:
   BASIC (weighted-average outstanding shares) .......         9,698              9,722            9,714

  Dilutive potential common shares from stock
     options and warrants.............................            61                  4               16
                                                       ---------------    ---------------  ---------------
  DILUTED (weighted-average outstanding shares) ......         9,759              9,726            9,730
                                                       ===============    ===============  ===============

Basic earnings per share .............................  $       1.11       $       0.63     $       0.42
                                                       ===============    ===============  ===============

Diluted earnings per share ...........................  $       1.11       $       0.63     $       0.42
                                                       ===============    ===============  ===============


     Stock options were 5,000 shares in 2000 and 101,000 shares in 1999, and were not included in the diluted earnings per share calculation as they were antidilutive.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                   3. TERMINATION OF OPERATIONS OF SUBSIDIARY

     In December 1998, the Company announced its decisions to terminate the operations of the Company's Chinese tractor import and marketing business, Rhino International. This operation experienced a decline in sales and profitability related to business factors. Sales in 2000 were immaterial versus $1,223,000 in 1999 and $2,197,000 in 1998. Disposal of the assets of the Rhino International operation were substantially concluded in 1999, and resulted in an after-tax loss of $665,000. In 1998, the effect of Rhino International, including settlement of certain litigation, charges of $955,000 related to impairment of goodwill and other intangibles, $650,000 of various other costs involved in terminating operations, and reserves for inventory and accounts receivable losses expected in final collection and disposition, was an after-tax loss of $6,417,000. These charges are included in net sales, cost of sales and selling, general and administrative expense as appropriate.

                      4. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following (in thousands):



                                                         NET
                                         BALANCE      CHARGED TO     TRANSLATIONS,     NET WRITE-OFFS     BALANCE
                                       BEGINNING OF    COSTS AND   RECLASSIFICATIONS    OR DISCOUNTS      END OF
                                           YEAR        EXPENSES    AND ACQUISITIONS         TAKEN          YEAR
                                      ------------------------------------------------------------------------------
2000
----
Allowance for doubtful accounts.......    $  1,231     $     284        $    929          $   (1,122)    $   1,322
Reserve for sales discounts...........       3,591        14,283              (3)            (13,766)        4,105
Reserve for inventory obsolescence....       5,216          (466)           (204)               (345)        4,201
1999
----
Allowance for doubtful accounts.......    $  2,247     $     133        $    (33)         $   (1,116)    $   1,231
Reserve for sales discounts...........       5,189        12,537              (1)            (14,134)        3,591
Reserve for inventory obsolescence....       5,706         2,485            (100)             (2,875)        5,216
1998
----
Allowance for doubtful accounts.......    $  1,840     $   1,099        $      9          $     (701)    $   2,247
Reserve for sales discounts...........       3,484        16,241              --             (14,536)        5,189
Reserve for inventory obsolescence....       3,779         2,363              13                (449)        5,706


                                 5. INVENTORIES

     Inventories valued at LIFO cost represented 61% and 82% of total inventory for the years ended December 31, 2000 and 1999, respectively. The excess of current costs over LIFO-valued inventories was $4,238,000 and $3,925,000 at December 31, 2000 and December 31, 1999, respectively. Net inventories consist of the following (in thousands):



                                                          DECEMBER 31,      DECEMBER 31,
                                                             2000              1999
                                                        ---------------   ----------------
          Finished wholegoods and parts ...............  $     40,135      $     39,310
          Work in process .............................         9,711             2,754
          Raw materials ...............................         9,762             3,506
                                                        ---------------   ----------------
                                                         $     59,608      $     45,570
                                                        ===============   ================


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                        6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):



                                                   DECEMBER 31,      DECEMBER 31,        USEFUL
                                                       2000              1999             LIVES
                                                  ----------------  ----------------  --------------
               Land.............................  $       3,819     $        1,904
               Buildings and improvements ......         21,411             18,917      15-25 yrs.
               Machinery and equipment .........         31,249             25,471        5 yrs.
               Office furniture and equipment ..          5,918              4,414        5 yrs.
               Transportation equipment ........          3,908              3,455       3-5 yrs.
                                                  ----------------  ----------------
                                                         66,305             54,161

               Accumulated depreciation ........        (38,197)           (32,343)
                                                  ----------------  ----------------
                                                  $      28,108     $       21,818
                                                  ================  ================


Property, plant and equipment at December 31, 2000 and December 31, 1999 includes $2,540,000 and $6,272,000, respectively, for buildings, machinery and equipment held under capitalized leases.


                             7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following balances (in thousands):



                                                                   DECEMBER 31,        DECEMBER 31,
                                                                       2000                1999
                                                                  ---------------     --------------
               Salaries, wages and bonuses ..................     $      3,272        $      2,635
               Warranty .....................................            2,121               1,467
               Other.........................................            4,555               3,818
                                                                  ---------------    ---------------
                                                                  $      9,948        $      7,920
                                                                  ===============    ===============


                                8. LONG-TERM DEBT

     The components of long-term debt at December 31 are as follows (in thousands):



                                                                       2000             1999
                                                                  --------------    ------------
               Bank revolving credit facility ...............      $     28,800      $       --
               Capital lease obligations ....................             1,962           5,812
               Other notes payable ..........................             1,077             183
                                                                  --------------    ------------
               Total long-term debt .........................            31,839           5,995
               Less current maturities ......................             1,484             526
                                                                  --------------    ------------
                                                                   $     30,355      $    5,469
                                                                  ==============    ============


     As of December 31, 2000, the Company had a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. Due to the losses related to Rhino International discussed in Note 3, the Company was not initially in compliance with certain of the covenants at December 31, 1998. The bank amended the covenant requirements effective for the

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


period ended December 31, 1998 and for future periods. After this amendment the Company was in compliance with all covenants as of December 31, 1998. The Company is in compliance with all convenants at December 31, 2000. At December 31, 2000, $28,800,000 was outstanding on the revolving credit facility. At December 31, 2000, $2,982,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts.

     The aggregate maturities of long-term debt, as of December 31, 2000, are as follows: $1,383,000 in 2001, $29,246,000 in 2002, $470,000 in 2003, $471,000 in
2004 and $214,000 in 2005 and $55,000 thereafter.

     Long-term debt is stated at estimated fair value.


                                 9. INCOME TAXES

     U.S. and non-U.S. income before income taxes is as follows (in thousands):


                                                             2000            1999           1998
                                                        -------------- --------------- --------------
                Income before income taxes:
                  North American ...................... $    11,742    $     5,262     $      1,614
                  Foreign .............................       4,148          4,434            4,921
                                                        -------------- --------------- --------------
                                                        $    15,890    $     9,696     $      6,535
                                                        ============== =============== ==============


     The provision for income taxes consists of (in thousands):



                                                             2000           1999            1998
                                                        -------------- -------------- ---------------
                Current:
                  Federal ............................. $     3,527    $     1,096     $     3,289
                  Foreign .............................       1,331          1,678           1,907
                  State ...............................         217            122             (63)
                                                        -------------- -------------- ---------------
                                                              5,075          2,896           5,133
                Deferred:
                  Federal .............................         (37)           742          (2,718)
                  Foreign .............................          82            (44)              5
                                                        -------------- -------------- ---------------
                                                                 45            698          (2,713)
                                                        -------------- -------------- ---------------
                      Total income taxes..............  $     5,120          3,594     $     2,420
                                                        ============== ============== ===============


     Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):


                                                             2000           1999            1998
                                                        -------------- --------------  --------------
                Statutory U.S. federal tax at 34%.....  $     5,403    $     3,297     $     2,222
                  Increase (reduction) from:
                     Non-U.S. taxes...................           22            126             240
                     U.S. State taxes.................          143             81             (42)
                     Other ...........................         (448)            90              --
                                                        -------------- --------------  --------------
                Provision for income taxes............  $     5,120    $     3,594     $     2,420
                                                        ============== ==============  ==============
                Actual tax rate.......................          32%            37%             37%


     At December 31, 2000, the Company had unremitted earnings of foreign subsidiaries of $22,995,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


         The components of deferred tax assets and liabilities included in the balance sheets are as follows (in thousands):



                                                                         2000           1999
                                                                     -------------  -------------
                Deferred tax asset:
                    Inventory.....................................    $    1,463     $    1,770
                    Accounts receivable ..........................         1,316          1,531
                    Depreciation..................................         1,344          1,069
                    Deferred compensation.........................           284            269
                    Net operating loss carryforwards..............            78             78
                    Insurance.....................................           288            365
                    Other current.................................           800            593
                    Other non-current.............................         1,214          1,040
                                                                     -------------  -------------
                     Total deferred asset.........................    $    6,787     $    6,715
                                                                     =============  =============
                Deferred tax liability:
                    Difference between book basis and tax basis
                    of assets.....................................    $    2,965     $    2,965
                    Other.........................................           930            813
                                                                     -------------  -------------
                     Total deferred liability.....................    $    3,895     $    3,778
                                                                     =============  =============


     At December 31, 2000, net current deferred tax assets were $4,335,000 ($4,193,000 in 1999). Net non-current deferred tax liabilities were $1,443,000 ($1,256,000 in 1999).

                                10. COMMON STOCK

     In conjunction with the issuance of debt in a prior year, the Company issued warrants to purchase 62,500 shares of common stock to the lender. The exercise price of $16 per share was subject to adjustment, and the warrants expired in January 2000 without being exercised.

     Subsequent to December 31, 2000, the Company declared and paid a dividend of $.06 per share.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998

Following is a summary of activity in the incentive stock option plans for the periods indicated:



                                                       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                          2000              1999               1998
                                                     ---------------  -----------------  -----------------
      Options outstanding at beginning of year.....       101,800           51,200             83,385
          Granted .................................            --          101,000                 --
          Exercised ...............................        (8,450)             (50)           (30,885)
          Cancelled ...............................          (800)         (50,350)            (1,300)
                                                     ---------------  -----------------  -----------------
      Options outstanding at end of year ..........        92,550          101,800             51,200
                                                     ===============  =================  =================
      Options exercisable at end of year ..........        11,750              400             26,750
                                                     ===============  =================  =================
      Options available for grant at end of year ..       175,400          174,600            225,250
                                                     ===============  =================  =================


     PER SHARE OPTION PRICES, FOR OPTIONS OUTSTANDING AT DECEMBER 31, 2000, RANGED FROM $8.9375 TO $9.25.

NONQUALIFIED OPTIONS

     On February 2, 1993, the Company granted nonqualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. During 2000 and 1999, no shares were exercised, in 1998 there were 20,000 shares exercised, and 20,000 shares remain outstanding and exercisable until January 30, 2003.

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

Following is a summary of activity in the nonqualified option plans for the periods indicated:



                                                      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                          2000              1999               1998
                                                     ---------------  -----------------  -----------------
      Options outstanding at beginning of year.....       220,000           20,000             40,000
          Granted .................................            --          200,000                 --
          Exercised ...............................            --               --             20,000
          Cancelled ...............................            --               --                 --
                                                     ---------------  -----------------  -----------------
      Options outstanding at end of year ..........       220,000          220,000             20,000
                                                     ===============  =================  =================
      Options exercisable at end of year ..........        60,000           20,000             20,000
                                                     ===============  =================  =================
      Options available for grant at end of year ..       200,000          200,000                 --
                                                     ===============  =================  =================


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                          12. RETIREMENT BENEFIT PLANS

     The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2000, 1999 and 1998 were $508,000, $578,000, and $620,000, respectively.

     Three of the Company's foreign subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's foreign subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit. Contributions were $312,000 in 2000, $282,000 in 1999, and $428,000 in 1998.

                              13. SEGMENT REPORTING

 At December 31, 2000 the following audited financial information is segmented:
(in thousands)



                                                         DECEMBER 31,         DECEMBER 31,
                                                             2000                 1999
                                                       -----------------    -----------------
                  NET REVENUE
                       Agricultural............         $    79,752          $    75,931
                       Industrial...............             95,867               58,719
                       European...............               40,255               41,958
                                                       -----------------    -----------------
                  Consolidated................          $   215,874          $   176,608

                  OPERATING INCOME
                       Agricultural............         $     3,471          $    (3,536)
                       Industrial...............              9,793                8,754
                       European...............                4,237                5,562
                                                       -----------------    -----------------
                  Consolidated................          $    17,501          $    10,780

                  TOTAL IDENTIFIABLE ASSETS
                       Agricultural............         $    73,128          $    60,284
                       Industrial...............             61,040               30,502
                       European...............               39,240               42,009
                                                       -----------------    -----------------
                  Consolidated................          $   173,408          $   132,795


                14. FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

     Following is selected financial information on the Company's foreign operations (located in Europe) (in thousands):


                                                                    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                        2000             1999              1998
                                                                  ----------------- ----------------  ----------------
     Net sales...................................................  $      44,505    $      41,958     $      41,027
     Income from operations .....................................          4,253            5,312             5,060
     Income before income taxes and allocated interest expense ..          4,148            4,434             4,921
     Identifiable assets ........................................         53,344           42,009            42,117



                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


Following is other selected geographic financial information on the Company's operations (in thousands):



                                                                      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                          2000             1999            1998
                                                                     ---------------- --------------- ----------------
       Geographic net sales:
           United States...........................................  $     173,802    $     133,130    $     156,809
           United Kingdom..........................................         15,212           14,505           13,534
           France..................................................         17,981           19,070           19,466
           Other...................................................          8,879            9,903           10,744
                                                                     ---------------- ---------------  ---------------
       Total net sales.............................................  $     215,874    $     176,608    $     200,553
                                                                     ================ ===============  ===============
       Geographic location of long lived assets:
           United States...........................................  $      36,145    $      21,838    $      23,697
           United Kingdom..........................................         10,698            9,395           10,132
           France..................................................          3,033            3,564            4,495
           Canada..................................................          6,873               --               --
           Australia...............................................            391               --               --
                                                                     ---------------- ---------------  ---------------
       Total long lived assets.....................................  $      57,140    $      34,797    $      38,324
                                                                     ================ ===============  ===============


     Net sales are attributed to countries based on the location of customers.



                            15. COMPREHENSIVE INCOME

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

     For 2000, 1999 and 1998 the Company's Comprehensive Income was $8,643,000, $4,564,000, and $4,699,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows (in thousands):



                                                             2000              1999               1998
                                                       ----------------- -----------------  -----------------
      Foreign currency translation adjustments...      $      (3,013)    $         (887)    $          651
                                                       ----------------- -----------------  -----------------
      Accumulated other comprehensive income.....      $      (3,013)    $         (887)    $          651
                                                       ================= =================  =================


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                        16. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space and transportation equipment under various operating leases which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 2000, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):



                                                                       OPERATING             CAPITALIZED
                                                                         LEASES                 LEASES
                                                                      -------------          -------------
      2001 ........................................................    $   1,213             $      578
      2002 ........................................................        1,023                    578
      2003 ........................................................          509                    556
      2004 ........................................................          359                    512
      2005 ........................................................           78                    219
      Thereafter ..................................................            5                     --
                                                                      -------------          -------------
      Total minimum lease payments ................................    $   3,187                  2,443
                                                                      =============
      Less amount representing interest ...........................                                 482
                                                                                             -------------
      Present value of net minimum lease payments .................                               1,961
      Less current portion ........................................                                 498
                                                                                             -------------
      Long-term portion ...........................................                           $   1,463
                                                                                             =============


     Rental expense for operating leases was $ 1,928,000 for 2000, $1,351,000 for 1999, and $1,404,000 for 1998.

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

     The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company. The loans are subject to approval by the Compensation Committee of the Board of Directors. All loans are secured by a pledge of the shares being purchased. The maximum aggregate amount which officers and employees may borrow is $400,000 and $200,000, respectively. Each loan bears interest at prime and is payable quarterly. Beginning March 2001, each employee must make annual principal payments equal to 10% of the amount loaned to the employee. As of December 31, 2000, and 1999, $261,000 and $317,000, respectively, were outstanding under the program and are included in additional paid-in capital. The executive loan program has expired.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998


                    17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2000 and 1999 is presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August. (In thousands, except per share amounts):



                                           2000                                           1999
                      ---------------------------------------------------------------------------------------------
                        FIRST      SECOND       THIRD       FOURTH     FIRST       SECOND       THIRD      FOURTH
                      ---------- ----------- ----------- ----------- ----------- ----------- ----------- ----------
Sales.................$ 49,966   $   60,725  $  55,653    $ 49,530    $ 42,168    $ 51,095    $ 43,936    $ 39,409
Gross profit..........  12,645       15,316     14,696       9,494      10,078      13,345       8,268       9,212
Net income (loss) ....   2,682        4,150      3,668         270       1,620       3,608         131         743
Earnings per share
   Diluted............$    .28   $      .42  $     .38    $    .03    $    .17    $    .37    $    .01    $    .08
Average shares
   Diluted............   9,752        9,754      9,769       9,774       9,736       9,736       9,743       9,705
Dividends per share...$    .06   $      .06  $     .06    $    .06    $   .11     $    .11    $    .06    $    .06
Market price of
common stock
   High...............$ 12-1/4   $  13-7/16  $ 13-7/16    $ 13-5/8    $ 12-5/8    $ 10-1/4    $ 10-1/8    $ 10-1/4
   Low................$ 9-15/16  $ 10-11/16  $ 12         $ 12-1/2    $  7-7/8    $  6-7/8    $  8-1/2    $  8-1/4



                                18. ACQUISITIONS AND INVESTMENTS

During 2000 the Company made the following acquisitions:

o On February 29, 2000, the Company acquired 100% of the outstanding shares of Schwarze Industries Inc. ("Schwarze"). Schwarze is a manufacturer of sweeping equipment which is sold to governmental and contractor users. The Company acquired assets for a purchase price of approximately $15,000,000. All goodwill will be amortized over 15 years.

o On September 8, 2000, the Company purchased the product line and associated assets out of receivership of Twose of Tiverton LTD ("Twose") in the U.K. Twose was a small regional manufacturer of power arm flail mowers and parts. The acquisition price was approximately $1,200,000.

o On November 6, 2000, the Company acquired 100% of the issued and outstanding shares of Schulte Industries, LTD ("Schulte") and all its affiliated and related companies for approximately $9,000,000. Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. All related goodwill will be amortized over 15 years.

     The pro forma statement of the Company assuming the transactions were completed at January 1, 1999 is listed in the following table (in thousands except for per share):



                                                                   DECEMBER 31,        DECEMBER 31,
                                                                       2000                1999
                                                                  --------------      --------------
               Net Sales ....................................     $    243,068        $    228,098
               Net Income ...................................     $     12,123        $      7,752
               Other.........................................     $       1.24        $       0.80


                              19. SUBSEQUENT EVENTS

The Company closed on the sale of its La Grange, Illinois, facility on January 24, 2001, which ceased production at the end of 1999. Sales price for the building and the land was $1,755,000.