Form 10-Q
period 2001-03-31
ALAMO GROUP INC
filed 2001-05-14
CIK 897077

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-21220


                                ALAMO GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                      74-1621248
 (STATE OR OTHER JURISDICTION OF                       ( I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

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

YES [X]      NO [ ]

AT MAY 1, 2001, 9,703,659 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX




                                                              PAGE
PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements  (Unaudited)

        Interim Condensed Consolidated Statements of Income  -              3
        Three months ended March 31, 2001 and
        March 31, 2000

        Interim Condensed Consolidated Balance Sheets -                     4
        March 31, 2001 and December 31, 2000 (Audited)

        Interim Condensed Consolidated Statements of Cash Flows             5
        Three months ended March 31, 2001 and March 31, 2000

        Notes to Interim Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial                  11
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risks        14



PART II. OTHER INFORMATION

Item 1.  None

Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                        ALAMO GROUP INC. AND SUBSIDIARIES
               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                   MARCH 31,     MARCH 31,
                                                     2001          2000
                                                   --------      --------
Net sales:
  North American
   Agricultural ................................   $ 24,626      $ 21,594
   Industrial ..................................     22,411        17,834
  European .....................................      9,793        10,538
                                                   --------      --------
Total net sales ................................     56,830        49,966
Cost of sales ..................................     42,439        37,321
                                                   --------      --------
Gross profit ...................................     14,391        12,645
                                                   --------      --------
Selling, general and administrative expense ....      9,673         7,931
                                                   --------      --------
  Income from operations .......................      4,718         4,714

Interest expense ...............................       (800)         (360)
Interest income ................................        146           190
Other income (expense), net ....................         70          (194)
                                                   --------      --------
  Income before income taxes ...................      4,134         4,350
Provision for income taxes .....................      1,241         1,668
                                                   --------      --------
  Net Income ...................................   $  2,893      $  2,682
                                                   ========      ========
Net income per common share:
  Basic ........................................   $   0.30      $   0.28
                                                   ========      ========
  Diluted ......................................   $   0.30      $   0.28
                                                   ========      ========
Average common shares:
  Basic ........................................      9,704         9,695
                                                   ========      ========
  Diluted ......................................      9,792         9,752
                                                   ========      ========
Dividends declared .............................   $   0.06      $   0.06
                                                   ========      ========


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       2001            2000
                                                                    (UNAUDITED)      (AUDITED)
                                                                   -------------   -------------
ASSETS
  Current assets:
   Cash and cash equivalents ...................................     $   1,624       $   2,929
   Accounts receivable .........................................        66,240          50,359
   Inventories .................................................        65,390          59,608
   Deferred income taxes .......................................         4,335           4,335
   Prepaid expenses ............................................         2,067           2,183
                                                                     ---------       ---------
    Total current assets .......................................       139,656         119,414

  Property, plant and equipment ................................        65,631          66,305
    Less: Accumulated depreciation .............................       (37,985)        (38,197)
                                                                     ---------       ---------
                                                                        27,646          28,108

  Goodwill .....................................................        20,463          21,833
  Other assets .................................................         3,974           4,053
                                                                     ---------       ---------

     Total assets ..............................................     $ 191,739       $ 173,408
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Trade accounts payable ......................................        19,064          15,708
   Income taxes payable ........................................           888             (69)
   Accrued liabilities .........................................         9,908           9,948
   Current maturities of long-term debt ........................         1,651           1,484
                                                                     ---------       ---------
    Total current liabilities ..................................        31,511          27,071

  Long-term debt, net of current maturities ....................        43,750          30,355
  Deferred income taxes ........................................         1,563           1,443


Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares
  authorized; 9,744,559 issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively ........           974             974
Additional paid-in capital .....................................        51,117          50,969
Treasury stock, at cost; 40,600 shares at
  March 31, 2001 ...............................................          (400)           (400)
Retained earnings ..............................................        68,321          66,010
Accumulated other comprehensive income .........................        (5,097)         (3,014)
                                                                     ---------       ---------
    Total stockholders' equity .................................       114,915         114,539
                                                                     ---------       ---------

    Total liabilities and stockholders' equity .................     $ 191,739       $ 173,408
                                                                     =========       =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                ------------------------
                                                                MARCH 31,       MARCH 31,
                                                                  2001            2000
                                                                --------        --------
OPERATING ACTIVITIES
Net income ................................................     $  2,893        $  2,682
Adjustment to reconcile net income to net
   cash provided (used) by operating
   activities:
      Provision for doubtful accounts .....................          596              37
      Depreciation ........................................        1,246             990
      Amortization ........................................          474             336
      Provision for deferred income tax
        benefit ...........................................          193             255
      (Gain) loss on sale of property,
        plant & equipment .................................       (1,429)            (42)
Changes in operating assets and
  liabilities:
      Accounts receivable .................................      (17,185)        (17,301)
      Inventories .........................................       (6,694)           (287)
      Prepaid expenses and other assets ...................          594             517
      Trade accounts payable and accrued
        liabilities .......................................        3,949           4,941
      Income taxes payable ................................          984           1,118
                                                                --------        --------
Net cash provided (used) by operating activities ..........      (14,379)         (6,754)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ........................            0         (15,000)
Purchase of property, plant and equipment .................       (2,024)         (2,260)
Proceeds from sale of property, plant and
  equipment ...............................................        1,971              67

Purchase of long-term investment ..........................         --              (500)
Sale of long-term investment ..............................         --              --
                                                                --------        --------
Net cash (used) by investing activities ...................          (53)        (17,693)

FINANCING ACTIVITIES
Net change in bank revolving credit
  facility ................................................       13,200          24,000
Principal payments on long-term debt and
  capital leases ..........................................          507            (120)

Dividends paid ............................................         (582)           (582)
Proceeds from sale of common stock ........................          148            --
Cost of common stock repurchased ..........................         --              --
                                                                --------        --------
Net cash provided (used) by financing .....................       13,273          23,298
  activities


Effect of exchange rate changes on cash ...................         (146)           (123)
                                                                --------        --------
Net change in cash and cash equivalents ...................       (1,305)         (1,272)
Cash and cash equivalents at beginning of
  the period ..............................................        2,929           5,359
                                                                --------        --------
Cash and cash equivalents at end of the
  period ..................................................     $  1,624        $  4,087
                                                                ========        ========

Cash paid during the period for:
    Interest ..............................................     $    739        $     89
    Income taxes ..........................................     $    268        $    322

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 2001


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  ACCOUNTS RECEIVABLE

      Accounts Receivable is shown less allowance for doubtful accounts of $1,108,000 and $1,322,000 at March 31, 2001 and December 31, 2000, respectively.

3.  INVENTORIES

      Inventories valued at LIFO cost represented 62% and 61% of total inventory at March 31, 2001 and December 31, 2000, respectively. The excess of current costs over LIFO valued inventories were $4,238,000 at March 31, 2001 and December 31, 2000. Inventory obsolescence reserves were $3,422,000 at March 31, 2001 and $4,201,000 at December 31, 2000. Net inventories consist of the following (in thousands):

                                    MARCH 31,     DECEMBER 31,
                                      2001            2000
                                   -----------   -------------
Finished goods ................      $54,485        $46,066
Work in process ...............       12,270          3,937
Raw materials .................        6,923          3,238
                                     -------        -------
                                     $73,678        $53,241
                                     =======        =======

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                          MARCH 31, 2001 - (CONTINUED)


4.  COMMON STOCK AND DIVIDENDS

      Dividends declared and paid on a per share basis were as follows:

                                          THREE MONTHS ENDED
                                       ----------------------
                                        MARCH 31,    MARCH 31,
                                          2001         2000
                                       ----------   ---------
Dividends declared ..............      $    0.06     $   0.06
Dividends paid ..................           0.06         0.06


5. EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share)

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                          MARCH 31,  MARCH 31,
                                                            2001       2000
                                                         ---------  -----------
Net Income ...........................................     $2,893     $2,682
                                                           ======     ======
Average Common Shares:
  BASIC (weighted-average outstanding shares) ........      9,704      9,695

   Dilutive potential common shares from stock
     options and warrants ............................         88         57
                                                           ------     ------
   Diluted (weighted-average outstanding shares) .....      9,792      9,752
                                                           ======     ======

Basic earnings per share .............................     $ 0.30     $ 0.28
                                                           ======     ======

Diluted earnings per share ...........................     $ 0.30     $ 0.28
                                                           ======     ======


                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                          MARCH 31, 2001 - (CONTINUED)


6. SEGMENT REPORTING

      At March 31, 2001 the following unaudited financial information is segmented: (in thousands)

                                           THREE MONTHS ENDED
                                      ---------------------------
                                      MARCH 31,          MARCH 31,
                                        2001               2000
                                      --------           --------
NET REVENUE
   Agricultural                       $ 24,626           $ 21,594
   Industrial                           22,411             17,834
   European                              9,793             10,538
                                      --------           --------
Consolidated                            56,830             49,966

OPERATING INCOME
   Agricultural                       $    965           $    805
   Industrial                            3,159              2,623
   European                                594              1,286
                                      --------           --------
Consolidated                             4,718              4,714

TOTAL IDENTIFIABLE
ASSETS
   Agricultural                       $ 92,174           $ 63,719
   Industrial                           61,085             66,279
   European                             38,480             43,410
                                      --------           --------
Consolidated                           191,739            173,408


7. NEW ACCOUNTING STANDARDS AND DISCLOSURES

   The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designed its foreign currency hedge agreements as cash flow hedge instruments. The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to foreign exchange rate movement through July 30, 2001.

   At January 1, 2001, the foreign currency hedge agreements were in an unfavorable position by approximately $77,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $50,000 in accumulated other comprehensive income with a deferred income tax asset of $27,000. At March 31, 2001, the fair value of the hedge agreements increased to a favorable position; therefore, the derivative financial instruments were adjusted to an asset of $4,000. Accumulated other comprehensive income was adjusted to an accumulated gain of $3,000 and the deferred income tax was adjusted

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                          MARCH 31, 2001 - (CONTINUED)



to a $1,000 tax liability. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $3,000 of existing gains in accumulated other comprehensive income, net of taxes, into net income (loss) through July 30, 2001.

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

8.  COMPREHENSIVE INCOME

      During the first quarter of 2001 and 2000, Comprehensive Income amounted to $809,000 and $1,769,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

                                                   THREE MONTHS ENDED
                                               ------------------------
                                                 MARCH 31,     MARCH 31,
                                                   2001          2000
                                                ----------   -----------
Net Income ..................................    $ 2,893       $ 2,682
Unrealized gains on securities ..............       --            --
Foreign currency  translations adjustment ...     (2,084)         (913)
                                                 -------       -------

Comprehensive Income ........................    $   809       $ 1,769
                                                 =======       =======

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

                                                MARCH 31,      MARCH 31,
                                                  2001          2000
                                              -----------    -----------
Foreign currency translation ...............     $(5,097)      $(1,800)
                                                 -------       -------

Accumulated other comprehensive income .....     $(5,097)      $(1,800)
                                                 =======       =======


                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                          MARCH 31, 2001 - (CONTINUED)


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

  .The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

  The Company closed on the sale of its property located in LaGrange, Illinois during the first quarter of 2001. Sales price for the building and the land was $1,755,000. Also, the Company previously announced the closure of the manufacturing operation in Guymon, Oklahoma and expects this to be completed during 2001.

                        ALAMO GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                               THREE MONTHS ENDED
                                            ------------------------
    SALES DATA IN THOUSANDS                  MARCH 31,     MARCH 31,
                                               2001          2000
                                            ----------    ----------
North American
  Agricultural ........................       43.3 %        43.2 %
  Industrial ..........................       39.5 %        35.7 %
European ..............................       17.2 %        21.1 %
                                             -------       -------
  Total sales, net ....................      100.0 %       100.0 %
                                             =======       =======


                                               THREE MONTHS ENDED
                                            ------------------------
  COST TRENDS AND PROFIT MARGIN,             MARCH 31,     MARCH 31,
   AS PERCENTAGES OF NET SALES                 2001          2000
                                            ----------    ----------
Gross margin ..........................       25.3 %          25.3%
Income from operations ................        8.3 %           9.4%
Income before income taxes ............        7.3 %           8.7%
Net income ............................        5.1 %           5.4%


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

      Net sales for the first quarter of 2001 were $56,830,000, an increase of $6,864,000 or 13.7% compared to $49,966,000 for the first quarter of 2000. The increase was primarily attributable to the acquisition of Schwarze Industries, Inc. ("Schwarze") on February 29, 2000 and the acquisition of Schulte Industries, LTD. ("Schulte") on November 7, 2000.

      Net North American Agricultural sales were $24,626,000 in 2001 compared to $21,594,000 for the same period in 2000 an increase of $3,032,000 or 14.0%. The increase in sales was primarily due to the acquisitions of Schulte Industries. There were also improved sales from the Rhino mower product line. More specifically was strong activity in the medium to heavy-duty cutters as well as finishing mowers. The overall market continues to remain cautious for 2001.

      Net North American Industrial sales increased during the first quarter by $4,577,000 or 25.7% to $22,411,000 for 2001 compared to $17,824,000 during the same period in 2000. The increase was primarily the acquisition of Schwarze, a sweeper manufacturing company. Sales of the Alamo Industrial products were up slightly but experienced some delays due to the lack of tractor availability along with lagging parts sales from an extended winter of inclement weather.

      Net European Sales for the first quarter of 2001 were $9,793,000, a decrease of $745,000 or 7.1% compared to $10,538,000 during the first quarter of 2000. The decrease was a result of the spread of foot and mouth disease in the United Kingdom (U.K.) which severely hampered its parts business. The effect of the disease is expected to continue until late August of this year.

      Gross profit for the first quarter of 2001 was $14,391,000 (25.3% of net sales) compared to $12,645,000 (25.3% of net sales) during the same period in 2000, an increase of $1,746,000. The increase in gross profit was mainly attributable to the additional sales from the from the acquisitions of Schwarze and Schulte.

                        ALAMO GROUP INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


      Selling, general and administrative ("SG&A") were $9,673,000 (17.0% of net sales) during the first quarter of 2000 compared to $7,931,000 (15.9% of net sales) during the same period of 2000, and increase of $1,742,000. SGA for the first quarter of 2001 had increased operating and amortization expense relating to the addition of Schwarze and Schulte.

     Interest Expense was $800,000 for the first quarter of 2001 compared to $360,000 during the same period in 2000, an increase of $440,000. This increase was attributable to the acquisitions of Schwarze and Schulte.
                                              .
     The Company's net income after tax was $2,893,000 or $.30 per share on a diluted basis for the first quarter of 2001 compared to $2,682,000 or $.28 per share on a diluted basis. This increase of $211,000 resulting from factors described above.

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

      As of March 31, 2001, the Company had working capital of $108,145,000 which represents an increase of $15,802,000 from working capital of $92,343,000 as of December 31, 2000. The increase in working capital was primarily from higher accounts receivable and inventory levels due to seasonality.

      Capital expenditures were $2,024,000 for the first three months of 2001, compared to $2,260,000 during the first three months of 2000. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased in 2000 or in the first quarter of 2001.

      Net cash provided by financing activities was $13,273,000 during the three month period ending March 31, 2001, compared to $24,000,000 net cash used by financing activities for the same period in 2000. The change in activities is attributable primarily to the acquisition of Schwarze Industries. The Company has a $45,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of March 31, 2001. As of March 31, 2001, $42,000,000 was borrowed under the revolving credit and $3,025,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendors contracts. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first and second quarter.

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

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

  A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Australia, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions, in order to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency receivables covering a period of approximately six months. As of March 31, 2001, the Company had $1,937,000 in outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

      The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U.K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound, Euro or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound, Euro or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. On March 31, 2001, the British pound closed at 0.7062 relative to 1.00 U.S. dollar, and the French Franc closed at 0.0947 relative to 1.00 British pound. By comparison, on March

                        ALAMO GROUP INC. AND SUBSIDIARIES
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (CONTINUED)


31, 2000, the British pound closed at 0.6284 relative 1.00 U.S. dollar, and the French franc closed at 0.0914 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

      At March 31, 2001, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2001 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $75,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None

         (b)   Reports on Form 8-K
               None

                        ALAMO GROUP INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Alamo Group Inc.
                                  (Registrant)


                                  /s/
                                  ------------------------------------------
                                  Ronald A. Robinson
                                  President and CEO
                                  Principal Accounting Officer