Form 10-Q
period 2001-06-30
ALAMO GROUP INC
filed 2001-08-14
CIK 897077

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

AT AUGUST 1, 2001, 9,706,159 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE


PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements  (Unaudited)

        Interim Condensed Consolidated Statements of Income -               3
        Three months and Six months ended June 30, 2001 and June 30, 2000

        Interim Condensed Consolidated Balance Sheets -                     4
        June 30, 2001 and December 31, 2000 (Audited)

        Interim Condensed Consolidated Statements of Cash Flows -           5
        Six months ended June 30, 2001 and June 30, 2000

        Notes to Interim Condensed Consolidated Financial Statements        6


Item 2. Management's Discussion and Analysis of Financial Condition        11
        and Results of Operations


Item 3. Quantitative and Qualitative Disclosures about Market Risks        15



PART II. OTHER INFORMATION

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                        ALAMO GROUP INC. AND SUBSIDIARIES
               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      ---------------------------------   ---------------------------------
                                                       JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                                      ---------------   ---------------   ---------------   ---------------
Net sales:
   North American
      Agricultural ..................................    $  24,611         $  21,161         $  47,664         $  42,755
      Industrial ....................................       32,121            28,735            56,105            46,569
   European .........................................       10,034            10,829            19,827            21,367
                                                         ---------         ---------         ---------         ---------
Total net sales .....................................       66,766            60,725           123,596           110,691

Cost of sales .......................................       50,561            45,409            93,000            82,730
                                                         ---------         ---------         ---------         ---------
Gross profit ........................................       16,205            15,316            30,596            27,961
Selling, general and administrative expense .........        9,862             8,672            19,535            16,603
                                                         ---------         ---------         ---------         ---------
   Income from operations ...........................        6,343             6,644            11,061            11,358
Interest expense ....................................       (1,012)             (681)           (1,812)           (1,041)
Interest income .....................................          160               209               306               399
Other income (expense), net .........................          (85)               31               (15)             (163)
                                                         ---------         ---------         ---------         ---------
   Income before income taxes .......................        5,406             6,203             9,540            10,553
Provision for income taxes ..........................        1,930             2,053             3,171             3,721
                                                         ---------         ---------         ---------         ---------
                                                         ---------         ---------         ---------         ---------
   Net income .......................................    $   3,476         $   4,150         $   6,369         $   6,832
                                                         =========         =========         =========         =========

Net income per common share:
   Basic ............................................    $    0.36         $    0.43         $    0.66         $    0.71
                                                         =========         =========         =========         =========
   Diluted ..........................................    $    0.36         $    0.43         $    0.65         $    0.71
                                                         =========         =========         =========         =========
Average common shares:
   Basic ............................................        9,704             9,695             9,704             9,695
                                                         =========         =========         =========         =========
   Diluted ..........................................        9,788             9,754             9,790             9,747
                                                         =========         =========         =========         =========

Dividends declared ..................................    $    0.06         $    0.06         $    0.12         $    0.12
                                                         =========         =========         =========         =========


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            JUNE 30,         DECEMBER 31,
                                                              2001              2000
                                                          (UNAUDITED)         (AUDITED)
                                                         -------------     --------------
ASSETS
   Current assets:
    Cash and cash equivalents ........................     $   4,169         $   2,929
    Accounts receivable ..............................        68,736            50,359
    Inventories ......................................        64,946            59,608
    Deferred income taxes ............................         4,505             4,335
    Prepaid expenses .................................         2,031             2,183
                                                           ---------         ---------
       Total current assets ..........................       144,387           119,414

   Property, plant and equipment .....................        66,239            66,305
       Less: Accumulated depreciation ................       (38,323)          (38,197)
                                                           ---------         ---------
                                                              27,916            28,108

   Goodwill ..........................................        20,135            21,833
   Other assets ......................................         3,612             4,053
                                                           ---------         ---------

        Total assets .................................     $ 196,050         $ 173,408
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Trade accounts payable ...........................        17,424            15,708
    Income taxes payable .............................         1,955               (69)
    Accrued liabilities ..............................         9,615             9,948
    Current maturities of long-term debt .............         1,647             1,484
                                                           ---------         ---------
       Total current liabilities .....................        30,641            27,071

   Long-term debt, net of current maturities .........        45,399            30,355
   Deferred income taxes .............................         1,914             1,443


Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares
  authorized; 9,744,559 issued and
  outstanding at March 31, 2001
  and December 31, 2000, respectively ................           974               974
Additional paid-in capital ...........................        51,163            50,969
Treasury stock, at cost; 40,600 shares
  at March 31, 2001 ..................................          (400)             (400)
Retained earnings ....................................        71,214            66,010
Accumulated other comprehensive income ...............        (4,855)           (3,014)
                                                           ---------         ---------
       Total stockholders' equity ....................       118,096           114,539
                                                           ---------         ---------

       Total liabilities and stockholders' equity ....     $ 196,050         $ 173,408
                                                           =========         =========


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                   -----------------------------
                                                                   JUNE 30, 2001   JUNE 30, 2000
                                                                   -------------   -------------
OPERATING ACTIVITIES
Net income ......................................................     $  6,369        $  6,832
Adjustment to reconcile net income to net cash
   provided (used) by operating activities:
       Provision for doubtful accounts ..........................        1,300             145
       Depreciation .............................................        2,338           2,088
       Amortization .............................................          968             804
       Provision for deferred income tax benefit ................          408             280
       (Gain) loss on sale of equipment .........................       (1,426)           (171)
Changes in operating assets and liabilities:
       Accounts receivable ......................................      (20,401)        (16,437)
       Inventories ..............................................       (6,087)            352
       Prepaid expenses and other assets ........................          979            (319)
       Trade accounts payable and accrued liabilities ...........        1,986           7,451
       Income taxes payable .....................................        2,064           1,051
                                                                      --------        --------
Net cash provided by operating activities .......................      (11,502)          2,076

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ..............................         --           (14,248)
Purchase of property, plant and equipment .......................       (3,589)         (9,504)
Proceeds from sale of property, plant and equipment .............        2,084             403
Sale of long-term investment ....................................         --              (500)
                                                                      --------        --------
Net cash (used) by investing activities .........................       (1,505)        (23,849)

FINANCING ACTIVITIES
Net change in bank revolving credit facility ....................       15,200          21,000
Principal payments on long-term debt and capital leases .........          140            (442)
Dividends paid ..................................................       (1,165)         (1,163)
Proceeds from sale of common stock ..............................          194            --
Net cash provided (used) by financing activities ................       14,369          19,395

Effect of exchange rate changes on cash .........................         (122)           (215)
                                                                      --------        --------
Net change in cash and cash equivalents .........................        1,240          (2,593)
Cash and cash equivalents at beginning of the period ............        2,929           5,359
                                                                      --------        --------
Cash and cash equivalents at end of the period ..................     $  4,169        $  2,766
                                                                      ========        ========

Cash paid during the period for:
      Interest ..................................................     $  1,460        $    626
      Income taxes ..............................................     $  1,036        $  2,539


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  JUNE 30, 2001


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  ACCOUNTS RECEIVABLE

      Accounts Receivable is shown less allowance for doubtful accounts of $1,173,000and $1,322,000 at June 30, 2001 and December 31, 2000, respectively.

3.  INVENTORIES

      Inventories valued at LIFO cost represented 64% and 61% of total inventory at June 30, 2001 and December 31, 2000, respectively. The excess of current costs over LIFO valued inventories were $4,138,000 at June 30, 2001 and 4,238,000 at December 31, 2000. Inventory obsolescence reserves were $3,106,000 at June 30, 2001 and $4,201,000 at December 31, 2000. Net inventories consist of the following (in thousands):


                                        JUNE 30,      DECEMBER 31,
                                          2001          2000
                                       ---------     -------------

Finished goods ..................       $35,612        $40,135
Work in process .................        19,444          9,711
Raw materials ...................         9,890          9,762
                                        -------        -------
                                        $64,946        $59,608
                                        =======        =======

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                           JUNE 30, 2001 - (CONTINUED)


4. COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                ----------------------  ------------------------
                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                   2001        2000        2001        2000
                                ----------   ---------  -----------  -----------
Dividends declared ..........    $   0.06    $   0.06    $   0.12    $   0.12
Dividends paid ..............        0.06        0.06        0.12        0.12


5. EARNINGS PER SHARE

         The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      ------------------------    ------------------------
                                                       JUNE 30,       JUNE 30,     JUNE 30,      JUNE 30,
                                                         2001           2000         2001          2000
                                                      ---------     ----------    ----------    ----------
Net Income .......................................      $3,476        $4,150        $6,369        $6,832
                                                        ======        ======        ======        ======

Average Common Shares:
    BASIC (weighted-average outstanding shares) ..       9,704         9,695         9,704         9,695

    Dilutive potential common shares from stock
    options and warrants .........................          84            59            86            52
                                                        ------        ------        ------        ------
     Diluted (weighted-average outstanding shares)       9,788         9,754         9,790         9,747
                                                        ======        ======        ======        ======

Basic earnings per share .........................      $ 0.36        $ 0.43        $ 0.66        $ 0.71
                                                        ======        ======        ======        ======

Diluted earnings per share .......................      $ 0.36        $ 0.43        $ 0.65        $ 0.71
                                                        ======        ======        ======        ======


                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                           JUNE 30, 2001 - (CONTINUED)


6.    SEGMENT REPORTING

      At June 30, 2001 the following unaudited financial information is segmented: (in thousands)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            -------------------------         ------------------------
                                            JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                              2001             2000             2001            2000
                                            --------         --------         --------        --------
NET REVENUE
   Agricultural ........................    $ 24,611         $ 21,161         $ 47,664        $ 42,755
   Industrial ..........................      32,121           28,735           56,105          46,569
   European ............................      10,034           10,829           19,827          21,367
                                            --------         --------         --------        --------
Consolidated ...........................      66,766           60,725          123,596         110,691

OPERATING INCOME
   Agricultural ........................    $  2,276         $  1,744         $  3,661        $  2,562
   Industrial ..........................       3,271            3,612            6,010           6,222
   European ............................         796            1,288            1,390           2,574
                                            --------         --------         --------        --------
Consolidated ...........................       6,343            6,644           11,061          11,358

TOTAL IDENTIFIABLE ASSETS
   Agricultural ........................    $ 86,741         $ 60,681         $ 86,741        $ 60,681
   Industrial ..........................      70,782           67,400           70,782          67,400
   European ............................      38,527           40,495           38,527          40,495
                                            --------         --------         --------        --------
Consolidated ...........................     196,050          168,576          196,050         168,576


7. NEW ACCOUNTING STANDARDS AND DISCLOSURES

   In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 will require the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

    Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, we will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.

   The Company will adopt both statements on January 1, 2002 and we are currently in the process of determining the impact of these pronouncements on its financial position and results of operation. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

   The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designed its foreign currency hedge agreements as cash flow hedge instruments. The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to foreign exchange rate movement through December 27, 2001.

   At January 1, 2001, the foreign currency hedge agreements were in an unfavorable position by approximately $77,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $50,000 in accumulated other comprehensive income with a deferred income tax asset of $27,000. At June 30, 2001, the fair value of the hedge agreements were in an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $25,000. Accumulated other comprehensive income was adjusted to an accumulated loss of $19,000 and the deferred income tax was adjusted to a $6,000 tax asset. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $19,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 27, 2001.

     In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal year 2000. The Company recognizes revenue when each of the following four criteria are met:
1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company has evaluated the possible impact of SAB 101 with its independent auditors and it believes that its revenue recognition policy is in accordance with SAB 101.

In September 2000, the Emerging Issues Task Force issued EITF 00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. The Company's policy is to include shipping and handling costs in cost of goods sold.

8.  COMPREHENSIVE INCOME

During the second quarter of 2001 and 2000, Comprehensive Income amounted to $3,718,000 and $3,262,000 and for the six months ended June 30, 2001 and 2000, it was $4,527,000 and $5,031,000 respectively.

The components of COMPREHENSIVE INCOME, net of related tax are as follows:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  -----------------------   -------------------------
                                                  JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                    2001          2000          2001          2000
                                                 ----------    ----------   ----------    -----------
Net Income ....................................    $ 3,476      $ 4,150       $ 6,369       $ 6,832
Foreign currency  translations adjustment .....        242         (888)       (1,842)       (1,801)
                                                   -------      -------       -------       -------

Comprehensive Income ..........................    $ 3,718      $ 3,262       $ 4,527       $ 5,031
                                                   =======      =======       =======       =======


The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

                                                    JUNE 30,     DECEMBER 31,
                                                      2001           2000
                                                  -----------   --------------
Foreign currency translation ..................     $(4,855)       $(3,013)
                                                    -------        -------

Accumulated other comprehensive income ........     $(4,855)       $(3,013)
                                                    =======        =======

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                           JUNE 30, 2001 - (CONTINUED)



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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company is aware that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or are expected to be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  ---------------------    ----------------------
  SALES DATA IN THOUSANDS                          JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                    2001         2000         2001         2000
                                                 ---------    ---------    ---------    ---------
North American
   Agricultural ............................         36.9%        34.9%        38.6%        38.6%
   Industrial ..............................         48.1%        47.3%        45.4%        42.1%
European ...................................         15.0%        17.8%        16.0%        19.3%
                                                 ---------    ---------    ---------    ---------
   Total sales, net ........................        100.0%       100.0%       100.0%       100.0%
                                                 =========    =========    =========    =========


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  ---------------------    ----------------------
  COST TRENDS AND PROFIT MARGIN, AS               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
     PERCENTAGES OF NET SALES                       2001         2000         2001         2000
                                                 ---------    ---------    ---------    ---------

Gross margin ...............................         24.3%        25.2%        24.8%        25.3%
Income from operations .....................          9.5%        10.9%         8.9%        10.3%
Income before income taxes .................          8.1%        10.2%         7.8%         9.5%
Net income .................................          5.2%         6.8%         5.1%         6.2%


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

      Net sales for the second quarter of 2001 were $66,766,000, an increase of $6,041,000 or 9.9% compared to $60,725,000 for the second quarter of 2000. The increase was primarily attributable to the acquisition of Schulte Industries, LTD. ("Schulte") on November 7, 2000.

      Net North American Agricultural sales were $24,611,000 in 2001 compared to $21,161,000 for the same period in 2000 an increase of $3,450,000 or 16.3%. The increase in sales was primarily due to the acquisitions of Schulte as well as improved sales from the Rhino mower product line. The Company continued to experience a very soft market in tillage products and distributed parts. The overall market continues to remain weak for 2001.

      Net North American Industrial sales increased during the second quarter by $3,386,000 or 11.8% to $32,121,000 for 2001 compared to $28,735,000 during the same period in 2000. The increase was primarily from the Alamo and Tiger product lines which experienced strong governmental contract bids being delivered during the quarter. Sales of Schwarze Industries sweepers to direct contract markets were down due to continued high fuel prices which is expected to continue into the 3rd quarter of this year.

      Net European Sales for the second quarter of 2001 were $10,034,000 a decrease of $795,000 or 7.3% compared to $10,829,000 during the second quarter of 2000. The decrease was a result of the spread of foot and mouth disease in the United Kingdom (U.K.) which severely hampered its business. The effect of the disease, which is expected to continue until late August of this year, has shown improvement over the last few months.

      Gross profit for the second quarter of 2001 was $16,205,000 (24.3% of net sales) compared to $15,316,000 (25.2% of net sales) during the same period in 2000, an increase of $1,746,000. The increase in gross profit was mainly attributable to the additional sales from the acquisition of Schulte. The decrease in gross margin percentage is

                        ALAMO GROUP INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

due to inefficiencies in the manufacturing facilities that produced lower than expected sales of tillage and distributed products. Steps have been taken to improve margins by reducing expenses in production areas. Also affecting margins were lower than expected sales of replacement parts during the quarter which was caused by extended winter weather conditions into spring. The replacement parts business had improved during the later part of the quarter but not enough to improve margins.

      Selling, general and administrative ("SG&A") were $9,862,000 (14.8% of net sales) during the second quarter of 2000 compared to $8,672,000 (14.3% of net sales) during the same period of 2000, and increase of $1,190,000. SGA for the second quarter of 2001 had increased operating and amortization expense relating to the addition of Schulte.

      Interest Expense was $1,012,000 for the second quarter of 2001 compared to $681,000 during the same period in 2000, an increase of $331,000. This increase was attributable to the acquisition of Schulte and seasonal working capital requirements.

      The Company's net income after tax was $3,476,000 or $.36 per share on a diluted basis for the second quarter of 2001 compared to $4,150,000 or $.43 per share on a diluted basis. This decrease of $674,000 resulting from factors described above.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

Net sales were up 11.7% to $123,596,000 for the first six months of 2001 compared to $110,691,000 for the first six months of 2000. The increase was a result of the acquisition of Schulte and increased sales in the Company's agricultural products.

      Net North American Agricultural sales were $47,664,000 for the first six months of 2001 compared to $42,755,000 for the first six months of 2000, representing an increase of $4,909,000 or 11.5%. The increase in sales was primarily due to improved market conditions in some of our core markets as well as the acquisition of Schulte, but we continue to be impacted by the soft market conditions in the overall agriculture industry.

      Net North American Industrial sales increased for the first six months of 2001 by $9,536,000 or 20.5% to $56,105,000 compared to $46,569,000 during the first six months of 2000. The increase was primarily due to reflecting a full year of sales from the purchase of Schwarze Industries on February 29th, 2000, as well as improved sales in our Alamo and Tiger products as described above.

      Net European sales for the first six months of 2001 were $19,827,000, compared to $21,367,000 during the first six months of 2000, reflecting a decrease of $1,540,000 or 7.2%. The negative currency impact of the decline in the Euro and the French Franc against the British pound sterling and U.S. dollar and the weakening U.K. market conditions during the year contributed to lower year to date sales.

      Gross profit for the first six months of 2001 was $30,596,000 (24.8% of net sales) compared to $27,961,000 (25.3% of net sales) during the first six months of 2000. The increase in gross profit was mainly attributable to the acquisition of Schulte and increased agricultural sales as stated above. Margin percentages were down due to the reasons described above.

      Selling, general and administrative expenses (SG&A) for the first six months of 2001 were $19,535,000 (15.8% of net sales) compared to $16,603,000
(15.0% of net sales) in the first six months of 2000, an increase of $2,932,000 or 17.7%. The acquisition of Schulte was the main cause for the increase.

      Interest Expense was $1,812,000 for the first six months of 2001 compared to $1,041,000 during the same time in 2000. The acquisition of Schulte and Schwarze are the principal reason for the increase in interest expense.

                        ALAMO GROUP INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)



The Company's net income after tax was $6,369,000 for the first six months of 2001 compared to $6,832,000 for the first six months of 2000, a decrease of $463,000 or 6.7% from result of factors described above.

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

      As of June 30, 2001, the Company had working capital of $113,746,000 which represents an increase of $21,403,000 from working capital of $92,343,000 as of December 31, 2000. The increase in working capital was primarily from higher accounts receivable and inventory levels due to seasonality.

      Capital expenditures were $3,456,000 for the first six months of 2001, compared to $9,504,000 during the first six months of 2000. During 2000, the Company purchased the manufacturing facility and adjacent land at its Bomford facility in the United Kingdom for approximately $5,300,000. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased in 2000 or in the first six months of 2001.

      Net cash provided by financing activities was $14,369,000 during the six month period ending June 30, 2001, compared to $19,395,000 net cash used by financing activities for the same period in 2000. The change in activities is attributable primarily to the acquisition of Schwarze during 2000. The Company has a $55,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until December 31, 2002, with interest at variable rate options based upon prime or libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. The Company increased its line of credit temporarily by $10,000,000 and is negotiating with its bank group for a new $70,000,000 line of credit. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of June 30, 2001. As of June 30, 2001, $44,000,000 was borrowed under the revolving credit and $2,962,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor's contracts.

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

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

      A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Australia, U.K. and France. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions, in order to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 71% of its future net foreign currency receivables covering a period of approximately six months. As of June 30, 2001, the Company had $977,000 in outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

      The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in the U.K. and France as the British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound, Euro or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar and the British pound, Euro or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. On June 30, 2001, the British pound closed at 0.7066 relative to 1.00 U.S. dollar, and the French Franc closed at 0.0917 relative to 1.00 British pound. By comparison, on June 30, 2000, the British pound closed at 0.6591 relative 1.00 U.S. dollar, and the French franc closed at 0.0965 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies could affect future earnings or the financial position of the Company.

                        ALAMO GROUP INC. AND SUBSIDIARIES
    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS - (CONTINUED)


INTEREST RATE RISK

      At June 30, 2001, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first six months 2001 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $900,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None

         (b)   Reports on Form 8-K
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Alamo Group Inc.
                                  (Registrant)




                                  /s/ Ronald A. Robinson
                                  ------------------------------------
                                  Ronald A. Robinson
                                  President & CEO



                                  /s/ Richard J. Wehrle
                                  ------------------------------------
                                  Richard J. Wehrle
                                  Vice President and Corporate Controller
                                  Principal Accounting Officer