Form 10-Q
period 2001-09-30
ALAMO GROUP INC
filed 2001-11-13
CIK 897077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _____ TO _____

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
YES   X      NO
    -----       -----

AT NOVEMBER 1, 2001, 9,705,251 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

                        ALAMO GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Interim Condensed Consolidated Financial Statements  (Unaudited)

           Interim Condensed Consolidated Statements of Income - 3 Three months          3
           and Nine months ended September 30, 2001 and September 30, 2000

           Interim Condensed Consolidated Balance Sheets -                               4
           September 30, 2001 and December 31, 2000 (Audited)

           Interim Condensed Consolidated Statements of Cash Flows - 5 Nine              5
           months ended September 30, 2001 and September 30, 2000

           Notes to Interim Condensed Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Financial Condition                  11
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risks                  15

PART II.   OTHER INFORMATION

Item 1.    None
Item 2.    None
Item 3.    None
Item 4.    None
Item 5.    None
Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                        ALAMO GROUP INC. AND SUBSIDIARIES
               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  -------------------------------------   -------------------------------------
                                                    SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                        2001                2000                 2001               2000
                                                  -----------------   -----------------   -----------------   -----------------
Net sales:
   North American
     Agricultural............................     $     23,793        $     18,398        $       71,457      $       61,153
     Industrial..............................           28,985              26,935                85,090              73,504
   European..................................           11,114              10,320                30,941              31,687
                                                  -----------------   -----------------   -----------------   -----------------
Total net sales..............................           63,892              55,653               187,488             166,344

Cost of sales ...............................           47,115              40,957               140,115             123,687
                                                  -----------------   -----------------   -----------------   -----------------
Gross profit.................................           16,777              14,696                47,373              42,657
Selling, general and administrative expense..           10,355               9,049                29,890              25,652
                                                  -----------------   -----------------   -----------------   -----------------
   Income from operations....................            6,422               5,647                17,483              17,005
Interest expense.............................             (834)               (487)               (2,646)             (1,528)
Interest income..............................              151                 162                   457                 561
Other income (expense), net..................              (48)                (53)                  (63)               (216)
                                                  -----------------   -----------------   -----------------   -----------------
   Income before income taxes................            5,691               5,269                15,231              15,822
Provision for income taxes...................            1,907               1,601                 5,078               5,322
                                                  -----------------   -----------------   -----------------   -----------------
   Net income................................     $      3,784        $      3,668        $       10,153      $       10,500
                                                  =================   =================   =================   =================

Net income per common share:
   Basic.....................................     $       0.39        $       0.38        $         1.05      $         1.08
                                                  =================   =================   =================   =================
   Diluted...................................     $       0.39        $       0.38        $         1.04      $         1.08
                                                  =================   =================   =================   =================
Average common shares:
   Basic.....................................            9,705               9,699                 9,704               9,696
                                                  =================   =================   =================   =================
   Diluted...................................            9,790               9,769                 9,790               9,755
                                                  =================   =================   =================   =================

Dividends declared...........................     $       0.06        $       0.06        $         0.18      $         0.18
                                                  =================   =================   =================   =================

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2001                   2000
                                                                                (UNAUDITED)             (AUDITED)
                                                                            ------------------     ------------------
ASSETS
   Current assets:
    Cash and cash equivalents .....................................         $       12,015         $        2,929
    Accounts receivable ...........................................                 59,270                 50,359
    Inventories ...................................................                 67,794                 59,608
    Deferred income taxes .........................................                  4,310                  4,335
    Prepaid expenses ..............................................                  2,603                  2,183
                                                                            ------------------     ------------------
      Total current assets ........................................                145,992                119,414

   Property, plant and equipment ..................................                 71,797                 66,305
      Less:  Accumulated depreciation .............................                (41,660)               (38,197)
                                                                            ------------------     ------------------
                                                                                    30,137                 28,108

   Goodwill .......................................................                 19,475                 21,833
   Other assets ...................................................                  3,849                  4,053
                                                                            ------------------     ------------------

       Total assets ...............................................         $      199,453         $      173,408
                                                                            ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Trade accounts payable ........................................                 15,527                 15,708
    Income taxes payable ..........................................                    883                    (69)
    Accrued liabilities ...........................................                 10,059                  9,948
    Current maturities of long-term debt ..........................                  1,627                  1,484
                                                                            ------------------     ------------------
      Total current liabilities ...................................                 28,096                 27,071

   Long-term debt, net of current maturities ......................                 46,228                 30,355
   Deferred income taxes ..........................................                  2,848                  1,443

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized;
9,744,559 issued and outstanding at September 30, 2001
and December 31, 2000, respectively ...............................                    976                    974
Additional paid-in capital ........................................                 51,213                 50,969
Treasury stock, at cost; 42,600 shares at September 30, 2001 ......                   (426)                  (400)
Retained earnings .................................................                 74,417                 66,010
Accumulated other comprehensive income ............................                 (3,899)                (3,014)
                                                                            ------------------     ------------------
      Total stockholders' equity ..................................                122,281                114,539
                                                                            ------------------     ------------------

      Total liabilities and stockholders' equity ..................         $      199,453         $      173,408
                                                                            ==================     ==================

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                  --------------------------------------
                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                         2001                 2000
                                                                  -----------------    -----------------
OPERATING ACTIVITIES
Net income ...............................................        $      10,153        $      10,500
Adjustment to reconcile net income to net cash
   provided (used) by operating activities:
      Provision for doubtful accounts ....................                1,363                  279
      Depreciation .......................................                3,142                3,242
      Amortization .......................................                1,469                1,182
      Provision for deferred income tax benefit...........                1,560                  283
      (Gain) loss on sale of equipment ...................               (1,421)                (181)
Changes in operating assets and liabilities:
      Accounts receivable ................................               (6,582)              (5,172)
      Inventories ........................................               (4,568)              (1,609)
      Prepaid expenses and other assets ..................                  920                  343
      Trade accounts payable and accrued liabilities .....               (1,949)               2,853
      Income taxes payable ...............................                  951                  554
                                                                  -----------------    -----------------
Net cash provided by operating activities                                 5,038               12,274

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                       (7,880)             (15,367)
Purchase of property, plant and equipment ...............                (4,881)             (11,023)
Proceeds from sale of property, plant and equipment .....                 2,118                  458
Purchase of long-term investment ........................                   -                   (500)
                                                                  -----------------    -----------------
Net cash (used) by investing activities .................               (10,643)             (26,432)

FINANCING ACTIVITIES
Net change in bank revolving credit facility .............               16,200               15,500
Principal payments on long-term debt and capital leases ..                  (86)                (544)
Dividends paid ...........................................               (1,747)              (1,745)
Proceeds from sale of common stock .......................                  245                  164
Net cash provided (used) by financing activities..........                  (26)                 -
                                                                  -----------------    -----------------
                                                                         14,586               13,375

Effect of exchange rate changes on cash ..................                  105                 (458)
                                                                  -----------------    -----------------
Net change in cash and cash equivalents ..................                9,086               (1,241)
Cash and cash equivalents at beginning of the period .....                2,929                5,359
                                                                  -----------------    -----------------
Cash and cash equivalents at end of the period ...........        $      12,015        $       4,118
                                                                  =================    =================

Cash paid during the period for:
      Interest ...........................................        $       2,772        $       1,203
      Income taxes .......................................        $       3,345        $       4,736

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                               SEPTEMBER 30, 2001

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

2.  ACCOUNTS RECEIVABLE

          Accounts Receivable is shown less allowance for doubtful accounts of $1,219,000 and $1,322,000 at September 30, 2001 and December 31, 2000,
respectively.

3.  INVENTORIES

          Inventories valued at LIFO cost represented 61% of total inventory at September 30, 2001 and December 31, 2000, respectively. The excess of current costs over LIFO valued inventories were $4,429,000 at September 30, 2001 and 4,238,000 at December 31, 2000. Inventory obsolescence reserves were $3,404,000 at September 30, 2001 and $4,201,000 at December 31, 2000. Net inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         2001                  2000
                                                  -----------------    -----------------
Finished goods ............................       $       47,003       $       40,135
Work in process ...........................               12,534                9,711
Raw materials .............................                8,257                9,762
                                                  -----------------    -----------------
                                                  $       67,794       $       59,608
                                                  =================    =================

          An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  COMMON STOCK AND DIVIDENDS

Dividends declared and paid on a per share basis were as follows:

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           ---------------------------------   ---------------------------------
                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                               2001              2000              2001              2000
                                           ---------------   ---------------   ---------------   ---------------
Dividends declared ................        $     0.06        $     0.06        $     0.18        $     0.18
Dividends paid ....................              0.06              0.06              0.18              0.18

5.  EARNINGS PER SHARE

          The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share).

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       --------------------------------  --------------------------------
                                                        SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                            2001             2000             2001             2000
                                                       ---------------  ---------------  ---------------  ---------------
Net Income ..........................................  $       3,784    $       3,668    $      10,153    $      10,500
                                                       ===============  ===============  ===============  ===============

Average Common Shares:
    BASIC (weighted-average outstanding shares) .....          9,705            9,699            9,704            9,696

    Dilutive potential common shares from stock
    options and warrants ............................             85               70               86               59
                                                       ---------------  ---------------  ---------------  ---------------
    Diluted (weighted-average outstanding shares) ...          9,790            9,769            9,790            9,755
                                                       ===============  ===============  ===============  ===============

Basic earnings per share ............................  $        0.39    $        0.38    $        1.05    $        1.08
                                                       ===============  ===============  ===============  ===============

Diluted earnings per share ..........................  $        0.39    $        0.38    $        1.04    $        1.08
                                                       ===============  ===============  ===============  ===============

6.  SEGMENT REPORTING

          At September 30, 2001 the following unaudited financial information is segmented: (in thousands)

                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                               --------------------------------------------    --------------------------------------------
                                   SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                       2001                    2000                    2001                    2000
                               --------------------    --------------------    --------------------    --------------------
NET REVENUE
     Agricultural              $      23,793           $      18,398           $      71,457           $      61,153
     Industrial                       28,985                  26,935                  85,090                  73,504
     European                         11,114                  10,320                  30,941                  31,687
                               --------------------    --------------------    --------------------    --------------------
Consolidated                          63,892                  55,653                 187,488                 166,344

OPERATING INCOME
     Agricultural              $       2,205           $       1,109           $       7,282           $       3,672
     Industrial                        2,304                   2,812                   6,898                   9,033
     European                          1,913                   1,726                   3,303                   4,300
                               --------------------    --------------------    --------------------    --------------------
Consolidated                           6,422                   5,647                  17,483                  17,005

TOTAL IDENTIFIABLE ASSETS
     Agricultural              $      96,420           $      57,997           $      96,420           $      57,997
     Industrial                       61,389                  62,007                  61,389                  62,007
     European                         41,644                  39,278                  41,644                  39,278
                               --------------------    -------------------     --------------------    --------------------
Consolidated                         199,453                 159,282                 199,453                 159,282

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

     The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designed its foreign currency hedge agreements as cash flow hedge instruments. The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to foreign exchange rate movement through March 28, 2002.

     At January 1, 2001, the foreign currency hedge agreements were in an unfavorable position by approximately $77,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $50,000 in accumulated other comprehensive income with a deferred income tax asset of $27,000. At September 30, 2001, the fair value of the hedge agreements were in an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $10,000. Accumulated other comprehensive income was adjusted to an accumulated loss of $7,000 and the deferred income tax was adjusted to a $3,000 tax asset. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $7,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2001.

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

8.  COMPREHENSIVE INCOME

During the third quarter of 2001 and 2000, Comprehensive Income amounted to $4,740,000 and $2,329,000 and for the nine months ended September 30, 2001 and 2000, it was $9,268,000 and $7,360,000 respectively.

The components of COMPREHENSIVE INCOME, net of related tax are as follows:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 --------------------------------------  --------------------------------------
                                                    SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                        2001                2000                2001                2000
                                                 ------------------  ------------------  ------------------  ------------------
Net Income .................................     $        3,784      $        3,668      $       10,153      $       10,500
Foreign currency  translations adjustment ..                956              (1,339)               (885)             (3,140)
                                                 ------------------  ------------------  ------------------  ------------------

Comprehensive Income .......................     $        4,740      $        2,329      $        9,268      $        7,360
                                                 ==================  ==================  ==================  ==================

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        2001              2000
                                                 ------------------  ------------------
Foreign currency translation ................    $       (3,899)     $      (3,014)
                                                 ------------------  ------------------

Accumulated other comprehensive income .......   $       (3,899)     $      (3,014)
                                                 ==================  ==================

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

          Due to the recent tragic events in the United States, the Company has seen market conditions deteriorate somewhat. These external conditions have created a degree of uncertainty within our dealer network. If this continues it could have an effect on our early season shipments in December from our preseason selling programs that began this fall. This concern is most noticeable in our Industrial segment where several states are projecting revenue shortfalls and budget cutbacks. We are also concerned by other trends such as large increases in insurance rates we have recently experienced as a result of these tragedies and other unknown repercussions.

                        ALAMO GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain financial data:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
            SALES DATA IN THOUSANDS               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2000             2001             2000
                                                 --------------   --------------   --------------   --------------
North American
   Agricultural ..............................         37.2%            33.1%            38.1%            36.8%
   Industrial ................................         45.4%            48.4%            45.4%            44.2%
European .....................................         17.4%            18.5%            16.5%            19.0%
                                                 --------------   --------------   --------------   --------------
   Total sales, net ..........................        100.0%           100.0%          100.00%           100.0%
                                                 ==============   ==============   ==============   ==============
                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
      COST TRENDS AND PROFIT MARGIN, AS           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
           PERCENTAGES OF NET SALES                  2001             2000              2001             2000
                                                 --------------   --------------   --------------   --------------
Gross margin ...............................           26.3%            26.4%            25.3%            25.6%
Income from operations .....................           10.1%            10.1%             9.3%            10.2%
Income before income taxes .................            8.9%             9.5%             8.1%             9.5%
Net income .................................            5.9%             6.6%             5.4%             6.3%

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

          Net sales for the third quarter of 2001 were $63,892,000, an increase of $8,239,000 or 14.8% compared to $55,653,000 for the third quarter of 2000. The increase was primarily attributable to the acquisition of Schulte Industries, LTD. ("Schulte") on November 7, 2000 and SMC Corporation ("SMC") on August 14, 2001.

          Net North American Agricultural sales were $23,793,000 in 2001 compared to $18,398,000 for the same period in 2000 an increase of $5,395,000 or 29.3%. The increase in sales was primarily due to the acquisitions of Schulte and SMC as well as improved sales from the Rhino mower product line. The Company continued to experience a very soft market in hay making products, tillage products and distributed parts. The overall market is expected to remain weak for 2001 and into 2002.

          Net North American Industrial sales increased during the third quarter by $2,050,000 or 7.6% to $28,985,000 for 2001 compared to $26,935,000 during the same period in 2000. The increase was primarily from the Alamo product line which experienced strong governmental contract bids and product deliveries during the quarter. Sales of Schwarze Industries sweepers to direct contract markets were down due to continued soft markets which is expected to continue into the 4th quarter of this year.

          Net European Sales for the third quarter of 2001 were $11,114,000 an increase of $794,000 or 7.7% compared to $10,320,000 during the third quarter of 2000. The increase is mainly from improved market sales outside the areas affected by the foot and mouth disease in the United Kingdom (U.K.) which had hurt the business during 2001. Sales in the French market continue to perform well supporting the overall sales increase.

          Gross profit for the third quarter of 2001 was $16,777,000 (26.3% of net sales) compared to $14,696,000 (26.4% of net sales) during the same period in 2000, an increase of $2,081,000. The increase in gross profit was mainly attributable to the additional sales from the acquisition of Schulte and SMC.

          Selling, general and administrative ("SG&A") were $10,355,000 (16.2% of net sales) during the third quarter of 2001 compared to $9,049,000 (16.2% of net sales) during the same period of 2000, an increase of $1,306,000. SGA for the third quarter of 2001 had increased operating expenses relating to the additions of Schulte and SMC. Also included in operating expenses is the cost from the companies Enterprise Resource Planning ("ERP") project which was implemented during the third quarter.

          Interest Expense was $834,000 for the third quarter of 2001 compared to $487,000 during the same period in 2000, an increase of $347,000. This increase was attributable to the acquisition of Schulte and seasonal working capital requirements.

          The Company's net income after tax was $3,784,000 or $.39 per share on a diluted basis for the third quarter of 2001 compared to $3,668,000 or $.38 per share on a diluted basis. This increase of $116,000 resulting from factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales were up 12.7% to $187,488,000 for the first nine months of 2001 compared to $166,344,000 for the first nine months of 2000. The increase was a result of the acquisition of Schulte and SMC and increased sales in the Company's agricultural products.

          Net North American Agricultural sales were $71,457,000 for the first nine months of 2001 compared to $61,153,000 for the first nine months of 2000, representing an increase of $10,304,000 or 16.8%. The increase in sales was primarily due to improved market conditions in some of our core markets specifically our Rhino branded products as well as the acquisition of Schulte and SMC, but we continue to be impacted by the soft market conditions in the overall agriculture industry.

          Net North American Industrial sales increased for the first nine months of 2001 by $11,586,000 or 15.7% to $85,090,000 compared to
     $73,504,000 during the first nine months of 2000. The increase was primarily due to reflecting a full year of sales from the purchase of Schwarze Industries on February 29th, 2000, as well as continued improved sales in the market for our Alamo products as described above.

          Net European sales for the first nine months of 2001 were $30,941,000, compared to $31,687,000 during the first nine months of 2000, reflecting a decrease of $746,000 or 2.4%. The negative currency impact due to the decline in the Euro and the French Franc against the British pound sterling and U.S. dollar during the first half of the year and the weakening U.K. market conditions from foot and mouth disease during the year contributed to lower year to date sales.

          Gross profit for the first nine months of 2001 was $47,373,000 (25.3% of net sales) compared to $42,657,000 (25.6% of net sales) during the first nine months of 2000. The increase in gross profit was mainly attributable to the acquisition of Schulte and SMC and increased sales from the Alamo and Rhino product lines as stated above. Margin percentages were down due to slower than expected replacement parts sales during the early part of this year.

          Selling, general and administrative expenses (SG&A) for the first nine months of 2001 were $29,890,000 (15.9% of net sales) compared to $25,652,000
(15.4% of net sales) in the first nine months of 2000, an increase of $4,238,000 or 16.5%. The acquisitions of Schulte and SMC primarily accounted for the increase and to a lesser extent the cost of the Company's ERP project.

          Interest Expense was $2,646,000 for the first nine months of 2001 compared to $1,528,000 during the same time in 2000. The cash acquisition of Schwarze, Schulte, and SMC are the principal reason for the increase in interest expense.

The Company's net income after tax was $10,153,000 for the first nine months of 2001 compared to $10,500,000 for the first nine months of 2000, a decrease of $463,000 or 3.3% as a result of factors described above.

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

          As of September 30, 2001, the Company had working capital of $117,896,000 which represents an increase of $25,553,000 from working capital of $92,343,000 as of December 31, 2000. The increase in working capital was primarily from higher accounts receivable and inventory levels due to seasonality as well as from the acquisition of SMC.

          Capital expenditures were $4,881,000 for the first nine months of 2001, compared to $11,023,000 during the first nine months of 2000. Included in 2001 is $1,749,000 which relates to the ERP Project. During 2000, the Company purchased the manufacturing facility and adjacent land at its Bomford facility in the United Kingdom for approximately $5,300,000. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

          The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased in 2000. The Company has repurchased 2,000 shares in 2001, all in the third quarter.

          Net cash provided by financing activities was $14,586,000 during the nine month period ending September 30, 2001, compared to $13,375,000 net cash provided by financing activities for the same period in 2000. On August 31, 2001, the Company entered into a $70,000,000 contractually committed, unsecured, bank revolving credit facility under which the Company can borrow and repay until August 31, 2003, with interest at variable rate options based upon prime or libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of September 30, 2001. As of September 30, 2001, $45,000,000 was borrowed under the revolving credit and $2,962,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor's contracts.

          The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first and third quarter.

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

FOREIGN CURRENCY RISK

AS A RESULT OF FOREIGN SALES

          A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Australia, U.K. and France. The Company also purchases products and components from other countries. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions, in order to mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 69% of its future net foreign currency receivables covering a period of approximately nine months. As of September 30, 2001, the Company had $1,521,000 in outstanding forward exchange contracts. However, since these contracts hedge foreign currency denominated transactions, any change in the market value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

AS A RESULT OF FOREIGN TRANSLATION

          The Company's earnings and financial position are affected by foreign currency exchange rate fluctuations related to its wholly-owned subsidiaries in Canada, the U.K. and France as the Canadian dollar, British pound and French franc are the functional currencies of these subsidiaries. Changes in the foreign currency exchange rate between the U.S. dollar and the British pound, Euro or French franc can impact the Company's results of operations and financial position. The impact of a hypothetical change in the foreign currency exchange rate of 5% between the U.S. dollar, the Canadian dollar, the British pound, Euro or French franc would change the market value to an approximate range between $500,000 and $2,000,000. Any percentage greater than 5% could not be justified in this hypothetical calculation due to historical information not supporting a larger percent change. On September 30, 2001, the British pound closed at 0.6785 relative to 1.00 U.S. dollar, and the French Franc closed at 0.09442 relative to
1.00 British pound. By comparison, on September 30, 2000, the British pound closed at 0.6781 relative 1.00 U.S. dollar, and the French franc closed at
0.0910 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or French franc or how further movements in those currencies and others could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

          At September 30, 2001, the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first nine months 2001 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $900,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

                                Alamo Group Inc.
                                (Registrant)

                                /s/
                                -----------------------------------------------
                                Ronald A. Robinson
                                President & CEO

                                /s/
                                -----------------------------------------------
                                Richard J. Wehrle
                                Vice President and Corporate Controller
                                Principal Accounting Officer