Form 10-K
period 2001-12-31
ALAMO GROUP INC
filed 2002-03-28
CIK 897077

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

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

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK (WHICH CONSISTS SOLELY OF SHARES OF COMMON STOCK) HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 2002 (BASED UPON THE LAST REPORTED SALE PRICE OF $14.88 PER SHARE) WAS APPROXIMATELY $ 90,744,326 ON SUCH DATE.

   THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF FEBRUARY 28, 2002 WAS 9,710,809 SHARES.

   DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 2002 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 8, 2002, HAVE BEEN INCORPORATED BY REFERENCE HEREIN (PART III).

--------------------------------------------------------------------------------

                 ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I
Item 1.   Business.....................................................     3

Item 2.   Properties...................................................     9

Item 3.   Legal Proceedings............................................     9

Item 4.   Submission of Matters to a Vote of Security Holders..........    10

Item 4a.  Executive Officers of the Company............................    10

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters..........................................    11

Item 6.   Selected Financial Data......................................    12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    12

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks..    17

Item 8.   Financial Statements.........................................    18

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .........................    18

                                    PART III

Item 10.  Directors and Executive Officers.............................    18

Item 11.  Executive Compensation.......................................    18

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management...................................................    18

Item 13.  Certain Relationships and Related Transactions...............    18

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.....................................................    19

Index to Consolidated Financial Statements.............................   F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

   Alamo Group Inc., which includes its subsidiaries ("Alamo Group," "Alamo" or the "Company"), is a leading manufacturer of high quality equipment for right-of-way maintenance and agriculture. Our products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services. The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy-duty cutting technologies: rotary, flail and sickle-bar. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a leading share of their niche markets.

   The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955. The Company was reincorporated in Delaware in 1987. As used herein and otherwise required by the context, the terms "Alamo Group" and "the Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.

   Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions. The Company's first products were based on the rotary cutting technology. Through acquisitions, the Company added flail cutting technology in 1983 and sickle-bar technology in 1984. The Company added to its presence in the industrial and governmental markets with the acquisition of Tiger Corporation ("TIGER") at the end of 1994.

   A major thrust into agricultural mowing markets began in 1986 with the acquisition of Rhino Products ("RHINO"), a leading manufacturer in this field. With this acquisition, the Company embarked on an aggressive strategy to increase the RHINO dealer network during a period of industry contraction. Distribution network expansion and integration where appropriate remains a primary focus of the Company's marketing plans for agricultural and industrial uses. The addition of M&W GEAR COMPANY ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of hay-making equipment that complements the RHINO distribution system. M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell RHINO and M&W products.

   In late 1995 the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation ("HERSCHEL"), a leading manufacturer and distributor of farm equipment replacement and wear parts. In addition, the Company has concentrated on developing new products, which meet the needs of its niche market customers and on adapting its existing products to serve other applications.

   In 1991, the Company began its international expansion with the acquisition of McConnel Ltd. ("MCCONNEL), a United Kingdom ("U.K.") manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Bomford-Turner Ltd. ("BOMFORD"), also a U.K. company, was acquired in 1993. BOMFORD is a manufacturer of heavy duty, tractor-mounted grass and hedge mowing equipment.

   In 1994, the Company acquired S.M.A S.A. ("SMA") located in Orleans, France. S.M.A. manufacturers and sells principally a line of heavy duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts to departments of the French government. This acquisition along with smaller ones made in France and the Netherlands, when combined with MCCONNEL and BOMFORD, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

   On February 29, 2000, the Company acquired Schwarze Industries, Inc. ("SCHWARZE"). SCHWARZE is a manufacturer of a broad range of street sweeping equipment, which is sold to governmental agencies, and contractors. The Company believes the SCHWARZE sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.

   On September 8, 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD ("TWOSE") in the U.K. and incorporated its production into the existing facilities at MCCONNELL and BOMFORD. TWOSE was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which solidified the Company's market leadership position in the U.K.

   On November 6, 2000, the Company acquired SCHULTE INDUSTRIES, LTD. ("SCHULTE") and its related entities. SCHULTE is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. SCHULTE brought the Company a stronger Canadian presence including both marketing and manufacturing. It also expanded the Company's range of large heavy-duty rotary mowers.

   On August 14, 2001, the Company acquired all of the assets of SMC Corporation ("SMC"). SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturers ("OEM") customers and its own SMC brand. This acquisition expanded the product range of our agricultural division.

   The principal executive offices of the Company are located at 1502 East Walnut, Seguin, Texas 78155, and its telephone number is (830) 379-1480.

MARKETING AND MARKETING STRATEGY

   The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer networks under the ALAMO INDUSTRIAL(R), TIGER(TM), SCHWARZE(TM), RHINO(R), M&W(R), HERSCHEL-ADAMS(R), SCHULTE(TM), MCCONNEL(R), BOMFORD(R), S.M.A.(R) , TWOSE(TM) and other trademarks and tradE names.

   ALAMO INDUSTRIAL equipment is principally sold to governmental end-users and, to a lesser extent, to the agricultural market and commercial turf market. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications including the maintenance of highway, airport, recreational and other public areas. A portion of ALAMO INDUSTRIAL sales includes tractors, which are not manufactured by ALAMO INDUSTRIAL. Municipal Park agencies, golf courses and landscape maintenance contractors purchase certain ALAMO INDUSTRIAL mowers that deliver a fine manicured cut.

   TIGER equipment includes heavy-duty, tractor-mounted mowing and vegetation maintenance equipment and replacement parts.. TIGER sells to state, county and local governmental entities through a network of dealers. In many cases, TIGER'S larger dealers' principal product line is TIGER equipment. TIGER'S dealership network is independent of ALAMO INDUSTRIAL'S dealership network.

   SCHWARZE equipment includes air, mechanical broom, and regenerative air sweepers along with a high-efficiency environmental sweeper and replacement parts. SCHWARZE primarily sells its products to governmental agencies and independent contractors. The Company believes that SCHWARZE compliments Alamo INDUSTRIAL because the end user for both products in many cases is the same. In 2001, the ALAMO INDUSTRIAL territory managers began marketing SCHWARZE products along with ALAMO INDUSTRIAL products in Mexico and other Latin American countries. In the first half of 2002, the dealer sales force of ALAMO INDUSTRIAL and SCHWARZE will be combined into ALAMO INDUSTRIAL and trained to cross-sell products. This combination will strengthen both the marketing and geographical areas for the Company.

   RHINO and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. RHINO equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary cutters, finishing mowers, flail mowers and disc mowers. RHINO also sells posthole diggers, scraper blades and replacement parts for all RHINO equipment. Farm equipment dealers play the primary role in the sale of RHINO equipment. M&W haymaking equipment uses a fixed chamber, round bale technology. A portion of the RHINO product line is also sold through MCCONNEL'S network of agricultural tractor dealers in the U.K.

   SCHULTE equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts. SCHULTE serves both the agricultural and industrial markets primarily in Canada and the U.S. The Company has plans for market synergies in Canada for both TIGER and RHINO product lines with expectation of broadening product offerings to the existing customer base. SCHULTE sells some of its products through BOMFORD in the U.K and other independent distributors throughout the world.

   SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today. The majority of the products are sold to OEM's. In the fall of 2001, the Company introduced RHINO(R) branded loaders and backhoes to be sold through its agricultural dealer network. In addition, the SMC backhoe line will be manufactured at the Company's M&W facility in Gibson City, Illinois beginning in the first half of 2002 to relieve capacity constraints at SMC'S Sioux Falls, South Dakota manufacturing facility.

   HERSCHEL-ADAMS replacement parts are sold for many types of tillage equipment and tractors and certain types of mowing and construction equipment. HERSCHEL-ADAMS products include a wide range of cutting parts; chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components. HERSCHEL-ADAMS replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet stores, wholesale distributors, original equipment manufacturers and construction equipment dealers.

   MCCONNEL equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts. MCCONNEL also sells turf maintenance equipment to the golf course and leisure markets. MCCONNEL equipment is sold primarily in the U.K. and France, and to a lesser extent in other parts of Europe, Australia, and in North America through the Company's dealers as well as independent dealers and distributors. MCCONNEL primarily focuses on the agricultural and commercial end-user. MCCONNEL products are sold in the U.K. through a network of agricultural tractor dealers, with exports sold primarily through distributors.

   BOMFORD equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and replacement parts. BOMFORD equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K. and France and to a lesser extent Germany, Scandinavia, other countries in Europe, North America, Australia and the Far East. BOMFORD'S sales network is very similar to that of MCCONNEL in the U.K. RHINO and TIGER sell some of BOMFORD'S product line in the U.S.

   SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts. SMA'S principal customers are French local authorities. SMA'S product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.

   In addition to the sales of HERSCHEL-ADAMS replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 25% of the Company's total sales for the year ended December 31, 2001. Replacement parts are more profitable and generally less cyclical than wholegoods.

   While the Company believes that the end-users of its products evaluate the purchase of such products on the basis of price and product quality, such purchases are also based on a dealer's service, support and loyalty to the dealer based on previous purchases as well as other factors such as availability.

   Demand for product tends to be strongest in the spring and summer seasons. The Company provides incentives for off-season purchases for many of its products, including discounts, as a way to even out seasonal variations in its manufacturing cycles.

PRODUCT DEVELOPMENT

   The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2001 the Company employed 109 people in its various engineering departments, 42 of whom are professionals and the balance of whom are support staff. Amounts expended on research and development activities were approximately $2,405,000 in 2001, $2,396,000 in 2000, and $1,722,000 in 1999. As
a percent of sales Research and Development was 1.0% in 2001, 1.1% in 2000, and 1.0% in 1999 respectively and is expected to continue at similar levels in 2002.

SEASONALITY

   In general, the vegetation maintenance equipment industry tends to follow the seasonal buying patterns of its major customers with peak sales occurring in the second and third quarters. Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Weather conditions and general economic conditions, however, may affect the timing of these purchases. In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and equipment is manufactured in anticipation of such demand. The Company utilizes a rolling twelve month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities. Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment that is ordered during off-season periods.

COMPETITION

   The Company's products are sold in highly competitive markets throughout the world. The principal competitive factors are price, quality, availability, service and reputation. The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small manufacturers and suppliers of a limited number of products. However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors. There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company. The Company believes that within the U.S. it is the largest supplier within governmental markets for its kind of equipment, a major supplier in the U.S. agricultural market for such equipment and one of the largest suppliers in the European market for such equipment.

UNFILLED ORDERS

   As of December 31, 2001, the Company had unfilled customer orders of $40,649,000 compared to $44,269,000 at the end of 2000. The decrease is primarily attributable to soft market conditions in the agricultural markets served by the Company. Management expects that substantially all of the Company's backlog as of December 31, 2001 will be shipped during fiscal year 2002. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in most instances are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

SOURCES OF SUPPLY

   The Company through its subsidiaries purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies. During 2001, these products were readily available from a variety of sources in adequate quantities and at prevailing market rates. A number of the Company's products are mounted and shipped with a tractor. Tractors are generally available, but some delays in receiving tractors have been experienced during the year. No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

   While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

   Approximately 15% of the aggregate dollar amount of parts purchased by the Company's U.S. operations are imported.

PATENTS AND TRADEMARKS

   The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The Company amortizes approximately $132,000 annually in patents and trademarks.

   Products manufactured by the Company are advertised and sold under numerous trademarks. ALAMO INDUSTRIAL(R), RHINO(R), M&W(R), FUERST(R), MCCONNEL(R), BOMFORD(R), SMA(R), TIGER(TM), SCHULTE(TM), TWOSE(TM) and HERSCHEL-ADAMS(R) TRADEmarKs ARE the primary marks for the Company's products. The Company also owns other trademarks, which it uses to a lesser extent such as TERRAIN KING(R), TRIUMPH(R), MOTT(R), TURNER(R), and DANDL(R). Management believes that the Company'S trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business. The Company vigorously protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

   The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result thereof. The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or should be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property. However, the successor to the previous owner is in Chapter 11 Bankruptcy proceedings and we have no way of knowing at this time if or when they will be able to meet their contractual obligations. The amount of potential liability cannot be reasonably estimated at this time.

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

EMPLOYEES

   As of December 31, 2001, the Company employed 1,652 full-time employees. The HERSCHEL AND SMC facilities in the U.S. have collective bargaining agreements, which cover approximately 60 and 149 employees respectively, and the two U.K. subsidiaries, MCCONNEL and BOMFORD, also have collective bargaining agreements covering 170 persons. The Company considers its employee relations to be satisfactory.

INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

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

   Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's North American and European agricultural markets; increased competition in the Company's business from competitors that have greater financial resources; deterioration in the Company's industrial market due to reduced governmental budgets that could affect their purchases of goods and services; the impact of the strong dollar and British pound which increase the cost of the Company's products in international markets; competitive implications and price transparencies related to the Euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

   In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the Euro currency; actions of competitors; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

ITEM 2.  PROPERTIES

   At December 31, 2001, the Company utilized seven principal manufacturing plants located in the United States, four in Europe, one in Canada, and one in Australia. Listed below are the facilities:

        FACILITY                     SQUARE FOOTAGE                PRINCIPAL TYPES OF PRODUCTS MANUFACTURED AND ASSEMBLED
       ----------                   ----------------               ------------------------------------------------------
  Gibson City, Illinois                 235,000         Owned      Mowers and Hay Balers, Deep Tillage Equipment and Mechanical
                                                                   Mowers for RHINO and M&W and backhoes for SMC

  Seguin, Texas                         230,000         Owned      Hydraulic and Mechanical Rotary, Flail Mowers, Sickle-Bar
                                         25,000         Leased     Mowers, and Boom-Mounted Equipment for ALAMO INDUSTRIAL
                                                                   Hydraulic Boom-Mounted Hedge and Grass Cutters and other
                                                                   Equipment for

  Ludlow, England                       160,000         Owned      MCCONNEL and TWOSE

  Holton, Kansas                        150,000         Owned      Mechanical Rotary Mowers, Blades and Post Hole Diggers for RHINO

  Indianola, Iowa                       150,000         Owned      After Market Farm Equipment Replacement and Wear parts for
                                                                   HERSCHEL-ADAMS

  Huntsville, Alabama                   100,000         Leased     Air and Mechanical Sweeping Equipment for SCHWARZE
                                         36,000         Owned

  Salford Priors, England               106,000         Owned      Tractor Mounted Power Arm Flails and other Equipment for BOMFORD and TWOSE

  Sioux Falls, South Dakota              60,000         Leased     Hydraulic and Mechanical Mowing Equipment for TIGER

  Sioux Falls, South Dakota              50,000         Owned      Front-end loaders and Backhoes for SMC

  Englefeld, Saskatchewan Canada         46,000         Owned      Mechanical Rotary Mowers, Snow Blowers, and Rock Removal
                                                                   Equipment for SCHULTE

  Orleans, France                        40,000         Owned      Heavy Duty, Tractor-Mounted Grass and Hedge Mowing Equipment
                                                                   for SMA

  Queensland, Australia                  15,000         Leased     Air and Mechanical Sweeping Equipment for SCHWARZE

  Peschadores, France                    12,000         Owned      Manufactures Replacement Parts for Blades,  Knives and Shackles
                                                                   by FORGES GORCE

  Warehouses                             45,000         Leased
                                         20,000         Owned
                                    ---------------

  Total                               1,480,000


   Approximately 83% of the manufacturing, warehouse and office space is owned. The Company closed its manufacturing facility in LaGrange, Illinois during 1999 and the facility was subsequently sold on January 24, 2001. Further, the Company closed its manufacturing facilities in Guymon and Wakita, Oklahoma on November 30, 2001 and both of these facilities are currently assets held for sale. On February 27, 2001 the Company sold it's trucking operation and on December 31, 2001 sold its related land and building in Seguin, Texas. Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition, and adequate for its present level of operations.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is subject to various unresolved legal actions, which arise, in the ordinary course of its business. The most prevalent of such actions relate to product liability which are generally covered by insurance. While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

   Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2002 annual meeting of directors or until his successor is duly elected and qualified.

              NAME                        Age                           POSITION
         ----------------                ------         ------------------------------------------------
         Donald J. Douglass                70           Chairman of the Board
         Ronald A. Robinson                50           President and Chief Executive Officer
         Robert H. George                  55           Vice President, Secretary and Treasurer
         Richard J. Wehrle                 45           Vice President and Corporate Controller
         Donald C. Duncan                  50           General Counsel
         Douglas W. Anderson               58           Executive Vice President, Alamo Group (USA) Inc.
         Ian Burden                        47           Executive Vice President, Alamo Group (USA) Inc.
         Geoffrey Davies                   54           Managing Director, Alamo Group (EUR) Ltd.


   Donald J. Douglass founded the Company in 1969 and served as Chairman of the Board and Chief Executive Officer of the Company since 1969. Mr. Douglass resigned his position as Chief Executive Officer on July 7, 1999, but continues to serve as a director and Chairman of the Board for the Company.

   Ronald A. Robinson was appointed President, Chief Executive Officer and a director of the Company on July 7, 1999. Mr. Robinson had previously been President of Svedala Industries, Inc. the U. S. subsidiary of Svedala Industries AB of Malmo, Sweden, a leading manufacturer of equipment and systems for the worldwide construction, mineral processing and materials handling industries. Mr. Robinson joined Svedala in 1992 when it acquired Denver Equipment Company of which he was Chairman and Chief Executive Officer.

   Robert H. George joined the Company in May 1987 as Vice President and Secretary and has served the Company in various executive capacities since that time. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

   Richard J. Wehrle has been Vice President and Corporate Controller of the Company since May 2001. Prior to his appointment, Mr. Wehrle has served in various accounting management capacities within the Company since 1988.

   Donald C. Duncan has been General Counsel of the Company since January 2002. Prior to his appointment, Mr. Duncan was counsel for various publicly and privately held companies in Houston, Texas and most recently was Counsel for EGL, Inc, Weatherford International Inc. and Lendmark Graphics Corporation.

   Douglas W. Anderson has been Executive Vice President of Alamo Group (USA) Inc. since July 2001 and manages the Agricultural division. Prior to his appointment as Executive Vice President, Mr. Anderson has served as Senior Vice President in charge of marketing for various public and private companies and most recently was Vice President for Telemotive Industrial Controls and PCC/Merriman Division.

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



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on the New York Stock Exchange under the symbol: ALG. On February 28, 2002, there were 9,710,809 shares of common stock outstanding, held by approximately 200 holders of record. The total number of beneficial owners of the Company's common stock exceeds this number. On February 28, 2002, the closing price of the common stock on the New York Stock Exchange was $ 14.88 per share.

   The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

          HIGH AND LOW STOCK PRICES FOR THE LAST TWO FISCAL YEARS WERE:

                             2001                                                                  2000
 --------------------------------------------------------------      ---------------------------------------------------------------
                                                       CASH                                                                 CASH
                              SALES PRICE            DIVIDENDS                                     SALES PRICE            DIVIDENDS
      QUARTER ENDED       HIGH           LOW         DECLARED       QUARTER ENDED                HIGH           LOW        DECLARED
 --------------------   ---------------------------------------     ----------------------------------------------------------------
 March 31, 2001          $15.63        $13.06          $.06         March 31, 2000             $12.25         $9.94         $.06
 June 30, 2001            15.12         13.60           .06         June 30, 2000               13.44         10.69          .06
 September 30, 2001       14.70         12.60           .06         September 30, 2000          13.44         12.00          .06
 December 31, 2001        14.05         12.95           .06         December 31, 2000           13.63         12.50          .06
 --------------------   ---------------------------------------     ----------------------------------------------------------------

   On January 4, 2002, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 5, 2002, to holders of record as of January 18, 2002. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

(in thousands, except per share amounts)

                                                                                 FISCAL YEAR ENDED(1)
                                                        ------------------------------------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2001          2000           1999           1998           1997
                                                        ------------   ------------   ------------   ------------   ------------
OPERATIONS:
Net sales .........................................      $246,047       $215,874       $176,608       $200,553       $203,092
Income before income taxes ........................        16,606         15,890          9,696          6,535         20,595
Net income ........................................        10,812         10,770          6,102          4,115         13,600

Percent of sales ..................................           4.4%           5.0%           3.5%           2.1%           6.7%
Earnings per share

   Basic ..........................................          1.11           1.11           0.63           0.42           1.42

   Diluted ........................................          1.11           1.11           0.63           0.42           1.41

Dividends per share ...............................           .24            .24           0.34           0.43           0.40
Average common shares
   Basic ..........................................         9,706          9,698          9,722          9,714          9,602
   Diluted ........................................         9,787          9,759          9,726          9,730          9,674

FINANCIAL POSITION:
Total assets ......................................      $185,921       $173,408       $132,795       $161,638       $156,124
Short-term debt and current maturities ............         3,013          1,484            526            487            727
Long-term debt, excluding current maturities ......        36,315         30,355          5,469         35,858         28,617
Stockholders' equity ..............................       121,813        114,539        108,030        106,906        106,265


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

   The following tables set forth, for the periods indicated, certain financial data:

                                                                                         FISCAL YEAR ENDED
                                                                       -------------------------------------------------------
                                                                        DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                           2001                 2000                1999
                                                                       --------------      --------------       --------------
Sales data in thousands:

   North American
      Agricultural ..............................................        $   97,978          $   79,752          $   75,931
      Industrial ................................................           108,001              95,867              58,719
   European .....................................................            40,068              40,255              41,958
                                                                         ----------          ----------          ----------
   Total net sales ..............................................        $  246,047          $  215,874          $  176,608
                                                                         ==========          ==========          ==========


Cost and profit margins, as percentages of net sales:

      Cost of sales .............................................              75.8%               75.8%               76.8%
      Gross margin ..............................................              24.2%               24.2%               23.2%

      Selling, general and administrative expense ...............              16.3%               16.1%               17.1%
      Income from operations ....................................               7.9%                8.1%                6.1%
      Income before income taxes ................................               6.8%                7.4%                5.5%
      Net income ................................................               4.4%                5.0%                3.5%


RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

   The Company's net sales in the fiscal year ending December 31, 2001 ("2001") were $246,047,000, an increase of $30,173,000 or 14.0% compared to $215,874,000 for the fiscal year ended December 31, 2000 ("2000"). The increase in sales was primarily attributable to the acquisition of SMC on August 14, 2001 as well as a full year of SCHULTE revenue in 2001 and to a lesser extent internal growth.

   North American Agricultural sales (Net) were $97,978,000 in 2001 compared to $79,752,000 in 2000, representing an increase of $18,226,000 or 22.9%. The revenue growth was primarily from the SCHULTE and SMC acquisitions, however the Rhino product line continued to show internal growth despite soft conditions in the agricultural market. The M&W and HERSCHEL products showed decreases in sales as demand for balers and tillage equipment continued to be down throughout the year.

   North American Industrial sales (Net) in 2001 were $108,001,000 compared to $95,867,000 in 2000, a $12,134,000 or 12.7% increase. The acquisition of
   SCHULTE Industries was reflected for a full year representing the majority of the increase as well as increased revenue from ALAMO INDUSTRIAL products. Sales of SCHWARZE sweepers to direct contract markets were down throughout the year due to the soft market and highly competitive bids from major competitors though their dealer sales mainly to governmental entities were up. The Industrial market was adversely affected by the tragic events of September 11th , which resulted in a decline in new orders during the fourth quarter of 2001 compared to the fourth quarter of the previous year.

   European sales (Net) decreased $187,000 or less than 1.0% to $40,068,000 in 2001 compared to $40,255,000 in 2000. The decrease was attributed to the sluggish economic conditions as well as the foot and mouth epidemic which had a severe effect for much of the year, mainly in the U.K., our largest European market. In addition, the strength of the British Pound compared to the Euro and French Franc negatively affected sales throughout Europe. The European sector saw some improvement during the fourth quarter of 2001.

   Gross Margins for 2001 were $59,529,000 (24.2% of net sales) compared to $52,151,000 (24.2% of net sales) in 2000. 2001 margins were up mainly from the acquisitions of SCHULTE and SMC. Closure costs from the shutdown of the Company's Guymon facility had a negative affect on margins during the year. In addition margin percentages for 2001 were negatively impacted by product mix of lower replacement parts sales, which are generally at higher margins.

   Selling, general and administrative expenses ("SG&A") were $40,173,000 (16.3% of net sales) in 2001 compared to $34,650,000 (16.1% of net sales) in 2000. The increase of $5,523,000 over 2000 was primarily due to the addition of SCHULTE and SMC as well as costs from the Company's Enterprise Resource Planning ("ERP") project during the year. Additional costs for the ERP project are expected for 2002 but not at the levels of costs incurred during 2001.

   Interest expense for 2001 was $3,284,000 compared to $2,190,000 in 2000, a $1,094,000 or 50.0% increase. The purchase of SCHULTE and SMC with bank borrowings were the primary reason for the increase in interest expense for the year.

   Net Income for 2001 was $10,812,000 compared to $10,770,000 in 2000 due to the factors described above.

FISCAL 2000 COMPARED TO FISCAL 1999

   The Company's net sales in the fiscal year ending December 31, 2000 ("2000") were $215,874,000, an increase of $39,266,000 or 22.3% compared to $176,608,000 for the fiscal year ended December 31, 1999. The increase in sales was primarily attributable to the acquisition of SCHWARZE Industries on February 29, 2000.

   North American Agricultural sales (Net) were $79,752,000 in 2000 compared to $75,931,000 in 1999, representing an increase of $3,821,000 or 5.0%. The revenue growth was encouraging given the continued depressed condition in the overall U.S. agriculture market. RHINO product sales improved throughout the year as order rates continued to follow an increased pace that began during the fourth quarter of 1999.

   Both the M & W and HERSCHEL products showed no significant change in sales as demand for balers and tillage equipment continued to be soft.

   North American Industrial sales (Net) in 2000 were $95,867,000 compared to $58,719,000 in 1999, a $37,148,000 or 63.2% increase. The acquisition of
   SCHWARZE Industries in the first quarter of 2000 accounted for the majority of the increase. ALAMO INDUSTRIAL products showed slight improvement, but internal growth was hampered by delivery delays that occurred during the second and third quarter of 2000. Overall, the industrial market continues to be steady with the exception of the sweeper market, which had experienced softness during the latter part of the fourth quarter, which continued into the first quarter of 2001.

   European sales (Net) decreased $1,703,000 or 4.1% to $40,255,000 in 2000 compared to $41,958,000 in 1999. The decrease was attributed to the weakness in both the British Pound and the Euro that persisted throughout 2000. Europe's agricultural sector continued to be depressed which hurt market conditions for the Company's products. The situation did not improve during 2001 especially since the outbreak of hoof and mouth disease in the U.K. during the first quarter of 2001.

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

   Selling, general and administrative expenses ("SG&A") were $34,650,000 (16.1% of net sales) in 2000 compared to $30,123,000 (17.1% of net sales) in 1999. The increase of $4,527,000 over 1999 was primarily due to the addition of SCHWARZE Industries during the first quarter of 2000.

   Interest expense for 2000 was $2,190,000 compared to $1,495,000 in 1999, a $695,000 or 46.5% increase. The acquisition of SCHWARZE and SCHULTE primarily caused the increase for the year.

   Net Income for 2000 was $10,770,000 compared to $6,102,000 in 1999 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

   In addition to normal operating expenses, the Company has on going cash requirements, which are necessary to expand the Company's business including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first quarter and early spring of the year and partly in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales. These sales help balance the Company's production during the first and fourth quarters.

   As of December 31, 2001, the Company had working capital of $106,718,000, which represents an increase of $14,375,000 from working capital of $92,343,000 as of December 31, 2000. The increase in working capital was primarily due to the acquisition of SMC, which provided increased levels of accounts receivable and inventory.

   Capital expenditures were $7,074,000 for 2001, compared to $12,650,000 for 2000. Capital expenditures for 2002 are expected to be in line with 2001. The 2001 amount included increased spending on the Company's ERP project, which was approximately $1,800,000 in 2001 compared to $700,000 in 2000. The significant increase in 2000 was attributable to several items, the largest one being the purchase of the Bomford manufacturing facility and adjacent land in the U.K., which had been leased on a long-term basis. The purchase price was approximately $5,300,000 and the transaction was completed in June 2000. Other major components of the increase were related to improvements at the Company's Seguin and Holton plants to increase efficiencies and capacity to take on production being transferred as a result of the closure of the Company's LaGrange facility and transfer of RHINO production from Seguin to Holton. And, approximately $900,000 of the increase was a result of rebuilding the office building at the Company's Gibson City plant, which was destroyed in January 1999 by a snowstorm. This cost has been recovered from the Company's insurance provider. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

   The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 1999, the Company repurchased 40,600 shares in the third quarter. No shares were repurchased in 2000. In 2001 there were 2,000 shares repurchased during the third quarter.

   Net cash provided by operating activities was $8,230,000 for 2001, compared to $9,010,000 for 2000. The decrease of cash from operating activities resulted primarily from lower accounts payable and accrued liabilities.

   Net cash provided by financing activities was $5,546,000 for 2001, compared to net cash provided of $25,853,000 for 2000. The change in activity was primarily the result of the SCHWARZE and SCHULTE acquisitions totaling approximately $25,000,000 during 2000.

   The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company can borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of December 31, 2001. As of December 31, 2001, there was $35,200,000 borrowed under the revolving credit facility. At December 31, 2001, $2,982,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts. There are two smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds and the other is for our Canadian operation in the amount of 3,000,000 Canadian dollars. As of December 31, 2001 there was 174,000 British pounds borrowed against the European line of credit and no borrowings against the Canadian line of credit. Only the Canadian revolving credit facility is guaranteed by the Company. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring. Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

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

   Following introduction of the Euro, local currencies remained legal tender until December 31, 2001. During this transition period, goods and services could be paid for with the Euro or the local currency under the EMU's "no compulsion, no prohibition" principle. France and Netherlands, countries where the Company has locations, were participating countries in the first group to adopt the EMU. The U.K. is currently not a part of the EMU.

   Based on its evaluation to date, management believes that the introduction of the Euro has not had a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the Euro will ultimately have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

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

    Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a detailed impairment test. Provisions of FAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of FAS No. 142 will be recorded as a charge to current period earnings.

   On January 1, 2002, the Company adopted both statements FAS 141 and FAS 142 and tested for impairment as of December 31, 2001. Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-offs will be required in first quarter 2002 Form 10-Q. The Company will review for impairment on an annual basis or more frequently if deemed necessary. At December 31, 2001 the net book value of goodwill was $18,470,000.

   The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. FAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of: and other related accounting guidance. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. We will adopt FAS No. 144 in the first quarter of fiscal year 2002. We are evaluating the effect of the adoption of FAS No. 144, however the Company does not expect a material impact to its consolidated financial statements.

   The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designed its foreign currency hedge agreements as cash flow hedge instruments. The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged 87% of its exposure to foreign exchange rate movement through March 28, 2002.

   At January 1, 2001, the foreign currency hedge agreements were in an unfavorable position by approximately $77,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $50,000 in accumulated other comprehensive income with a deferred income tax asset of $27,000. At December 31, 2001, the fair value of the hedge agreements were in an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $22,000. Accumulated other comprehensive income was adjusted to an accumulated loss of $14,000 and the deferred income tax was adjusted to a $8,000 tax asset. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company has reclassifed approximately $7,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2001.


CRITICAL ACCOUNTING POLICIES

INVENTORIES - OBSOLESCENCE AND SLOW MOVING

      At December 31, 2001, the Company had $3,857,000 in reserve to cover obsolescence and slow moving inventory. The reserve is calculated on a basis of : 1) no inventory usage over a three year period on inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than three year supply. The Company relies on historical information to support its reserve.

SALES DISCOUNTS

      At December 31, 2001 the Company had $4,549,000 in reserves for sales discounts on product shipped to our customers under various promotional programs. The Company basis its reserves on historical data relating to discounts taken by the customer under each program.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

FOREIGN CURRENCY RISK

AS A RESULT OF INTERNATIONAL SALES

   A portion of the Company's operations consist of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France and Canada. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the U.S. or U.K. subsidiaries of the Company distributes their products.

   To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months. As of December 31, 2001, the Company had $1,547,981 outstanding forward exchange contracts related to sales, additionally there was an exchange contract of $8,120,000 relating to a short-term inter-company cash transfer. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $2,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

EXPOSURE TO EXCHANGE RATES AS A RESULT OF INTERNATIONAL SALES

   The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets. Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,580,000 for the year ending December 31, 2001. Comparatively, at December 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,226,000 for the year-ended December 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2001 was a loss of $1,497,000. On December 31, 2001, the British pound closed at .6868 relative to 1.00 U.S. dollar, and the French franc closed at .0957 relative to 1.00 British pound. At December 31, 2001 the Euro dollar closed at .8915 relative to 1.00 U.S. dollar. By comparison, on December 31, 2000, the British pound closed at .6697 relative to 1.00 U.S. dollar, and the French franc closed at .0958 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

INTEREST RATE RISK

   At December 31, 2001 the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2001 average interest rate under these borrowings, the Company's 2001 interest expense would have changed by approximately $725,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

   There is incorporated in this item 10, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

   There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

   The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements on page F-1 of this Report.

                                                                  PAGE
                                                                 -------

     Report of Ernst & Young LLP, Independent Auditors........     F-2

     Consolidated Balance Sheets..............................     F-3

     Consolidated Statements of Income........................     F-4

     Consolidated Statements of Stockholders' Equity .........     F-5

     Consolidated Statements of Cash Flows ...................     F-6

     Notes to Consolidated Financial Statements ..............     F-7


(A)2. FINANCIAL STATEMENT SCHEDULES

   All schedules have been omitted because they are not applicable or not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

(A)3. EXHIBITS

   The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits.

                                                       INDEX TO EXHIBITS

                                                                                                         INCORPORATED BY REFERENCE
                                                                                                             FROM THE FOLLOWING
  EXHIBITS                                 EXHIBIT TITLE                                                         DOCUMENTS
 ----------    ------------------------------------------------------------------------------------    -----------------------------
    3.1    --  Certificate of Incorporation, as amended, of Alamo Group Inc.                           Form S-1, February 5, 1993
    3.2    --  By-Laws of Alamo Group Inc.                                                             Form 10-K, March 29, 1996
   10.1    --  Warrant Agreement between Alamo Group Inc. and Capital Southwest Corporation, dated     Form S-1, February 5, 1993
               November 25, 1991
  *10.2    --  1993 Non-Qualified Stock Option Plan, adopted by the Board of Directors on              Form S-1, February 5, 1993
               February 2, 1993
  *10.3    --  Alamo Group Inc. Executive Loan Program of 1991                                         Form S-1, March 18, 1993
  *10.4    --  1994 Incentive Stock Option Plan, adopted by the Board of Directors on                  Form 10-K, March 28, 1994
               January 25, 1994
   10.5    --  Third Amended and Restated Revolving Credit and Term Loan Agreement between             Form 10-K, March 29, 1996
               NationsBank of Texas, N.A. and Alamo Group Inc. and certain subsidiaries dated
               December 29, 1995
   10.6    --  First Amendment to Third Amended and Restated Revolving Credit and Term Loan            Form 10-K, March 27, 1997
               Agreement dated April 10, 1996
   10.7    --  Second Amendment to Third Amended and Restated Revolving Credit and Term Loan           Form 10-K, March 27, 1997
               Agreement dated December 23, 1996
   10.8    --  Form of indemnification agreements with Directors of Alamo Group Inc.                   Form 10-Q, May 15, 1997
   10.9    --  Form of indemnification agreements with certain executive officers of Alamo Group Inc.  Form 10-Q, May 15, 1997
   10.10   --  Third Amendment to Third Amended and Restated Revolving Credit and Term Loan            Form 10-Q, August 15, 1997
               Agreement dated June 23, 1997
   10.11   --  Fourth Amendment to Third Amended and Restated Revolving Credit and Term Loan           Form 10-K, March 31, 1998
               Agreement dated December 31, 1997
  *10.12   --  Incentive Compensation Plan, adopted on December 9, 1997                                Form 10-K, March 31, 1998
  *10.13   --  401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997   Form 10-K, March 31, 1998
   10.18   --  Fifth Amendment to Third Amended and Restated Revolving Credit and Term Loan            Form 10-K, March 31, 1999
               Agreement dated effective as of December 31, 1998
  *10.19   --  1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on July 7, 1999 Schedule 14A, July 30, 1999
  *10.20   --  Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of           Schedule 14A, July 30, 1999
               Directors on July 7, 1999
  *10.21   --  First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the         Schedule 14A, May 3, 2001
               Board of Directors on February 13,2001
   10.22   --  $70,000,000 Unsecured Revolving Credit Agreement among Alamo Group Inc., the            Form 10-Q, September 30, 2001
               Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated
               August 31, 2001
   21.1    --  Subsidiaries of the Registrant                                                          Form 10-K, March 28, 2002
   23.1    --  Consent of Ernst & Young LLP                                                            Filed Herewith



*  Compensatory Plan

(B)   REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2001

   (None)

      SIGNATURES



   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                 ALAMO GROUP INC.

Date:  March 25, 2002                        By: /s/ RONALD A. ROBINSON
                                                 -----------------------------
                                                 President and Chief Executive
                                                 Officer





   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                        TITLE                                   DATE
---------------------------------------    --------------------------------------            --------------
/s/   DONALD J. DOUGLASS                   Chairman of the Board and Director                March 25, 2002
--------------------------------------
        Donald J. Douglass

/s/   RONALD A. ROBINSON                   President, Chief Executive Officer and            March 25, 2002
--------------------------------------     a Director (Principal Executive Officer,
        Ronald A. Robinson                 Principal Financial Officer)

/s/   RICHARD J. WEHRLE                    Vice President and Corporate Controller           March 25, 2002
--------------------------------------     (Principal Accounting Officer)
        Richard J. Wehrle

/s/   JERRY E. GOLDRESS                    Director                                          March 25, 2002
--------------------------------------
        Jerry E. Goldress

/s/   DAVID H. MORRIS                      Director                                          March 25, 2002
--------------------------------------
        David H. Morris

/s/   JAMES B. SKAGGS                      Director                                          March 25, 2002
--------------------------------------
        James B. Skaggs

/s/   WILLIAM R. THOMAS                    Director                                          March 25, 2002
--------------------------------------
        William R. Thomas


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS

     December 31, 2001 and 2000..................................   F-3

   CONSOLIDATED STATEMENTS OF INCOME

     Years ended December 31, 2001, 2000 and 1999................   F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     Years ended December 31, 2001, 2000 and 1999................   F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years ended December 31, 2001, 2000 and 1999................   F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................   F-7

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



      Board of Directors and Stockholders
      Alamo Group Inc.

      We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and its subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and its subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                   ERNST & YOUNG LLP

      San Antonio, Texas
      March 15, 2002

                        ALAMO GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                                  2001              2000
                                                                                              -------------    --------------
ASSETS
   Current assets:
      Cash and cash equivalents .......................................................        $   4,186         $   2,929
      Accounts receivable .............................................................           57,768            50,359
      Inventories .....................................................................           64,044            59,608
      Deferred income taxes ...........................................................            4,307             4,335
      Prepaid expenses and other ......................................................            1,773             2,183
                                                                                               ---------         ---------
           Total current assets .......................................................          132,078           119,414

   Property, plant and equipment ......................................................           66,779            66,305
      Less:  Accumulated depreciation .................................................          (37,961)          (38,197)
                                                                                               ---------         ---------
                                                                                                  28,818            28,108

   Goodwill ...........................................................................           18,470            21,833
   Assets held for sale ...............................................................            1,595                --
   Other assets .......................................................................            4,960             4,053
                                                                                               ---------         ---------

           Total assets ...............................................................        $ 185,921         $ 173,408
                                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Trade accounts payable ..........................................................        $  12,860         $  15,708
      Income taxes payable ............................................................              161               (69)
      Accrued liabilities .............................................................            9,326             9,948
      Current maturities of long-term debt ............................................            3,013             1,484
                                                                                               ---------         ---------
           Total current liabilities ..................................................           25,360            27,071

   Long-term debt, net of current maturities ..........................................           36,315            30,355
   Deferred income taxes ..............................................................            2,433             1,443
   Stockholders' equity:
      Common stock, $.10 par value, 20,000,000 shares authorized; 9,753,409 and
        9,744,259 issued at December 31, 2001 and
        December 31, 2000, respectively ...............................................              975               974
      Additional paid-in capital ......................................................           51,282            50,969
      Treasury stock, at cost; 42,600 and 40,600 shares at December 31, 2001 and
        December 31, 2000, respectively ...............................................             (426)             (400)
      Retained earnings ...............................................................           74,493            66,010
      Accumulated other comprehensive income ..........................................           (4,511)           (3,014)
                                                                                               ---------         ---------
           Total stockholders' equity .................................................          121,813           114,539
                                                                                               ---------         ---------

      Total liabilities and stockholders' equity ......................................        $ 185,921         $ 173,408
                                                                                               =========         =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED
                                                                ---------------------------------------------------------
                                                                 DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                                    2001                  2000                  1999
                                                                -------------         -------------         -------------
Net sales:
 North American
    Agricultural ......................................          $  97,978             $  79,752             $  75,931
    Industrial ........................................            108,001                95,867                58,719
 European .............................................             40,068                40,255                41,958
                                                                 ---------             ---------             ---------
Total net sales .......................................            246,047               215,874               176,608

Cost of sales .........................................            186,518               163,723               135,705
                                                                 ---------             ---------             ---------
   Gross profit .......................................             59,529                52,151                40,903

Selling, general and administrative expense ...........             40,173                34,650                30,123
                                                                 ---------             ---------             ---------
   Income from operations .............................             19,356                17,501                10,780

Interest expense ......................................             (3,284)               (2,190)               (1,495)
Interest income .......................................                609                   760                   604
Other income (expense), net ...........................                (75)                 (181)                 (193)
                                                                 ---------             ---------             ---------
   Income before income taxes .........................             16,606                15,890                 9,696

Provision for income taxes ............................              5,794                 5,120                 3,594
                                                                 ---------             ---------             ---------
   Net income .........................................          $  10,812             $  10,770             $   6,102
                                                                 =========             =========             =========

Net income per common share:
   Basic ..............................................          $    1.11             $    1.11             $    0.63
                                                                 =========             =========             =========
   Diluted ............................................          $    1.11             $    1.11             $    0.63
                                                                 =========             =========             =========
Average common shares:
   Basic ..............................................              9,706                 9,698                 9,722
                                                                 =========             =========             =========
   Diluted ............................................              9,787                 9,759                 9,726
                                                                 =========             =========             =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                           ACCUMULATED     TOTAL
                                                  COMMON STOCK        ADDITIONAL                              OTHER        STOCK-
                                             ---------------------     PAID-IN     TREASURY    RETAINED   COMPREHENSIVE    HOLDERS'
                                              SHARES       AMOUNT      CAPITAL      STOCK      EARNINGS      INCOME        EQUITY
                                             ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1998 .............       9,736          973      50,507          --       54,775          651      106,906

   Net income ............................          --           --          --          --        6,102           --        6,102
   Translation adjustment ................          --           --          --          --           --       (1,538)      (1,538)
                                                                                                                         ---------
   Total comprehensive income ............          --           --          --          --           --           --        4,564
   Purchase of treasury stock, at cost ...         (41)          --          --        (400)          --           --         (400)
   Sale of common stock ..................          --            1         268          --           --           --          269
   Dividends paid ($.34 per share) .......          --           --          --          --       (3,309)          --       (3,309)
                                             ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1999 .............       9,695          974      50,775        (400)      57,568         (887)     108,030

   Net income ............................          --           --          --          --       10,770           --       10,770
   Translation adjustment ................          --           --          --          --           --       (2,127)      (2,127)
                                                                                                                         ---------
   Total comprehensive income ............          --           --          --          --           --           --        8,643
   Purchase of treasury stock, at cost ...          --           --          --          --           --           --           --
   Sale of common stock ..................           9           --         194          --           --           --          194
   Dividends paid ($.24 per share) .......          --           --          --          --       (2,328)          --       (2,328)
                                             ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2000 .............       9,704    $     974   $  50,969   $    (400)   $  66,010    $  (3,014)   $ 114,539

   Net income ............................          --           --          --          --       10,812           --       10,812
   Cumulative effect of a change in
   accounting for derivative financial
   instruments upon adoption of FAS
   133, net of taxes  $27 ................          --           --          --          --           --          (50)
   Net derivative loss, net of taxes $27 .          --           --          --          --           --          (49)
   Reclassification adjustment for
   loss included in net income, net of
   taxes $41 .............................          --           --          --          --           --           76
                                                                                                            ---------
                                                                                                                  (23)
   Translation adjustment ................          --           --          --          --           --       (1,474)      (1,497)
                                                                                                            ---------    ---------
   Total comprehensive income ............          --           --          --          --           --           --        9,315
   Purchase of treasury stock, at cost ...          (2)          --          --         (26)          --           --          (26)
   Sale of common stock ..................           9            1         313          --           --           --          314
   Dividends paid ($.24 per share) .......          --           --          --          --       (2,329)          --       (2,329)
                                             ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2001 .............       9,711    $     975   $  51,282   $    (426)   $  74,493    $  (4,511)   $ 121,813
                                             =========    =========   =========   =========    =========    =========    =========

                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED
                                                                                  -------------------------------------------
                                                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                      2001           2000           1999
                                                                                  -------------  -------------  -------------
OPERATING ACTIVITIES
Net income ...................................................................      $ 10,812       $ 10,770       $  6,102
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Provision for doubtful accounts ........................................           372            450            133
      Depreciation ...........................................................         4,416          4,441          3,967
      Amortization ...........................................................         1,914          1,558          1,185
      Provision for deferred income tax benefit ..............................         1,136            266            693
      Gain on sale of  equipment .............................................        (1,676)          (219)        (1,048)
Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable ....................................................        (4,241)        (6,358)         7,379
      Inventories ............................................................          (998)        (2,511)        18,278
      Prepaid expenses and other .............................................         1,459           (236)         1,449
      Trade accounts payable and accrued liabilities .........................        (5,215)         2,167            414
      Income taxes payable ...................................................           251         (1,318)           636
                                                                                    --------       --------       --------
Net cash provided by operating activities ....................................         8,230          9,010         39,188

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ...........................................        (7,880)       (24,453)
Purchase of property, plant and equipment ....................................        (7,074)       (12,650)        (3,616)
Proceeds from sale of property, plant and equipment ..........................         2,516            530          1,120
Purchase of long-term investment .............................................            --           (500)          (500)
Sale of long-term investment .................................................            --             --             --
                                                                                    --------       --------       --------
Net cash used by investing activities ........................................       (12,438)       (37,073)        (2,996)

FINANCING ACTIVITIES
Net change in bank revolving credit facility .................................         6,400         28,800        (29,600)
Principal payments on long-term debt and capital leases ......................         1,189           (813)          (443)
Dividends paid ...............................................................        (2,329)        (2,328)        (3,309)
Proceeds from sale of common stock and related ...............................           312            194            269
Cost of common stock repurchased .............................................           (26)            --           (400)
                                                                                    --------       --------       --------
Net cash provided (used) by financing activities .............................         5,546         25,853        (33,483)

Effect of exchange rate changes on cash ......................................           (81)          (220)           (98)
                                                                                    --------       --------       --------
Net change in cash and cash equivalents ......................................         1,257         (2,430)         2,611
Cash and cash equivalents at beginning of the year ...........................         2,929          5,359          2,748
                                                                                    --------       --------       --------
Cash and cash equivalents at end of the year .................................      $  4,186       $  2,929       $  5,359
                                                                                    ========       ========       ========

Cash paid during the year for:
   Interest ..................................................................      $  3,379       $  1,876       $  1,742
   Income taxes ..............................................................         5,091          7,561          2,300


                             See accompanying notes.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999


                       1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS AND SEGMENTS

   The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture. Our products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.

   Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position. The Company manages its business in three principal reporting segments; Agricultural, Industrial, and European. The adoption of Statement 131 requires segment reporting and certain geographic disclosures, which are included in Footnotes 13 and 14.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries ("the Company"), all of which are wholly owned. Other investments are accounted for under the equity method or the cost method. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY

   The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated comprehensive income within the statement of stockholders' equity.

   The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 2001, the Company had $1,547,981 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $8,120,000 relating to a short-term inter-company cash transfer maturing in January 2002. The maximum exposure of the December 31, 2001 contracts that the Company expects to incur during the first quarter of 2002 is approximately a $36,000 loss. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2001, 2000 and 1999, such transactions netted a loss of $117,000, a loss of $204,000, and a loss of $906,000, respectively.

CASH EQUIVALENTS

   Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large numbers and types of customers and their geographic dispersion.

INVENTORIES

   Inventories of U.S. operating subsidiaries are principally stated at the lower of cost (last-in, first-out method) ("LIFO") or market, and the Company's international subsidiaries' inventories are stated at the lower of cost (first-in, first-out) ("FIFO") or market.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant, and equipment are stated on the basis of cost. Major renewals and betterments are charged to the property accounts while replacements; maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

GOODWILL

   Goodwill is related to purchase acquisitions and, with minor exceptions, was being amortized over fifteen years from respective acquisition dates. Goodwill is shown net of amortization of $8,435,000 and $6,520,000 for the years ended December 31, 2001 and 2000, respectively. In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142).

   Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a detailed impairment test. Provisions of FAS No. 142, required any impairment loss identified upon adoption of this standard be recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of FAS No. 142 will be recorded as a charge to current period earnings.

   On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2001. Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-offs will be required in first quarter 2002 Form 10-Q. The Company will review for impairment on an annual basis or more frequently if deemed necessary. At December 31, 2001 the net book value of goodwill was $18,470,000.

LONG-TERM INVESTMENTS

   At December 31, 2001 and 2000, respectively, the Company had $2,000,000 invested in a Small Business Investment Company which is carried at cost in Other assets. Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in Other assets in the accompanying financial statements, is not determinable at this date.

PATENTS AND TRADEMARKS

   The Company owns various U.S. and international patents. It amortized approximately $132,000 in 2001.

RELATED PARTY TRANSACTIONS

   Notes receivable from a retired officer of the Company was $970,000 for the years ended December 31, 2001 and 2000, respectively, are included in Other assets.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



REVENUE RECOGNITION

   Product revenue is recognized when the product is shipped. Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and
4) collectibility is reasonably assured.

ACCOUNTING FOR INTERNAL USE OF SOFTWARE

   The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $2,220,000 net of depreciation at December 31, 2001. The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of seven years.

SHIPPING AND HANDLING COSTS

   In September 2000, the Emerging Issues Task Force issued EITF 00-10, which requires disclosure of shipping and handling costs that are not included in costs of goods sold. The Company's policy is to include shipping and handling costs in costs of goods sold.

ADVERTISING

   We charge advertising costs to expense as incurred. Advertising and marketing expense related to continuing operations for fiscal years 2001, 2000 and 1999 was approximately $2,335,000, $2,171,000 and $1,802,000, respectively.

RESEARCH AND DEVELOPMENT

   Product development and engineering costs charged to Selling, general and administrative expense amounted to $ 2,405,000, $2,396,000, and $1,722,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



                              2. EARNINGS PER SHARE

   The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share amounts)

                                                             2001           2000           1999
                                                            -------        -------        -------
Net income ..........................................       $10,812        $10,770        $ 6,102
                                                            =======        =======        =======

Average common shares:
   BASIC (weighted-average outstanding shares) ......         9,706          9,698          9,722

   Dilutive potential common shares from stock
      options and warrants ..........................            81             61              4
                                                            -------        -------        -------
   DILUTED (weighted-average outstanding shares) ....         9,787          9,759          9,726
                                                            =======        =======        =======

Basic earnings per share ............................       $  1.11        $  1.11        $  0.63
                                                            =======        =======        =======

Diluted earnings per share ..........................       $  1.11        $  1.11        $  0.63
                                                            =======        =======        =======

   Stock options totaling 16,083 shares in 2001 and 5,000 shares in 2000, and were not included in the diluted earnings per share calculation as the exercise price was below the market price at December 31, 2001 which made it antidilutive.

                  3. TERMINATION OF OPERATIONS OF SUBSIDIARY

   On November 30, 2001, the Company completed the closing of its manufacturing facilities in Guymon and Wakita Oklahoma. The inventory and some of the assets were relocated to its Indianola, Iowa location. The remaining machinery and equipment as well as the land and building are currently assets held for sale at their net book value of $1,595,000. On February 27, 2001, the Company sold its trucking operations and on December 31, 2001 sold its related land and building in Seguin, Texas. The Company had previously closed its manufacturing facility located in La Grange, Illinois during 1999 and the facility was subsequently sold on January 24, 2001.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



                      4. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following (in thousands):

                                                                      NET
                                                   BALANCE         CHARGED TO      TRANSLATIONS,                            BALANCE
                                                 BEGINNING OF      COSTS AND     RECLASSIFICATIONS   NET WRITE-OFFS OR      END OF
                                                    YEAR           EXPENSES      AND ACQUISITIONS    DISCOUNTS TAKEN        YEAR
                                                --------------    ------------   ------------------  -------------------   ---------
2001
----
Allowance for doubtful accounts ..............        1,322             361               27                (443)           1,266
Reserve for sales discounts ..................        4,105          14,802               (3)            (14,355)           4,549
Reserve for inventory obsolescence ...........        4,201             421              227              (1,217)           3,857

2000
----
Allowance for doubtful accounts ..............     $  1,231        $    284         $    929            $ (1,122)        $  1,322
Reserve for sales discounts ..................        3,591          14,283               (3)            (13,766)           4,105
Reserve for inventory obsolescence ...........        5,216            (466)            (204)               (345)           4,201

1999
----
Allowance for doubtful accounts ..............     $  2,247        $    133         $    (33)           $ (1,116)        $  1,231
Reserve for sales discounts ..................        5,189          12,537               (1)            (14,134)           3,591
Reserve for inventory obsolescence ...........        5,706           2,485             (100)             (2,875)           5,216


                                 5. INVENTORIES

   Inventories valued at LIFO cost represented 63% and 61% of total inventory for the years ended December 31, 2001 and 2000, respectively. The excess of current costs over LIFO-valued inventories was $4,755,000 and $4,238,000 at December 31, 2001 and December 31, 2000, respectively. Inventories consisted of the following on a basis net of reserves (in thousands):


                                              DECEMBER 31,         DECEMBER 31,
                                                 2001                 2000
                                             -------------        --------------
   Finished wholegoods and parts ..........     $41,947              $40,135
   Work in process ........................      13,844                9,711
   Raw materials ..........................       8,253                9,762
                                                -------              -------
                                                $64,044              $59,608
                                                =======              =======

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999


                        6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following (in thousands):

                                                  DECEMBER 31,         DECEMBER 31,            USEFUL
                                                     2001                 2000                 LIVES
                                                 -------------        -------------         ------------
   Land ..................................         $  3,935             $  3,819
   Buildings and improvements ............           21,592               21,411             15-25 yrs.
   Machinery and equipment ...............           28,506               31,249                 5 yrs.
   Office furniture and equipment ........            7,142                5,918                 5 yrs.
   Computer Software .....................            2,220                   --                 7 yrs.
                                                   --------             --------
   Transportation equipment ..............            3,384                3,908               3-5 yrs.
                                                   --------             --------
                                                     66,779               66,305

   Accumulated depreciation ..............          (37,961)             (38,197)
                                                   --------             --------
                                                   $ 28,818             $ 28,108
                                                   ========             ========

Property, plant and equipment at December 31, 2001 and December 31, 2000 includes $2,295,000 and $2,540,000, respectively, for buildings, machinery and equipment held under capitalized leases.


                             7. ACCRUED LIABILITIES

   Accrued liabilities consist of the following balances (in thousands):


                                           DECEMBER 31,       DECEMBER 31,
                                              2001               2000
                                          --------------     -------------

   Salaries, wages and bonuses ........      $3,323             $3,272
   Warranty ...........................       2,138              2,121
   Other ..............................       3,865              4,555
                                             ------             ------
                                             $9,326             $9,948
                                             ======             ======


                                8. LONG-TERM DEBT

   The components of long-term debt at December 31 are as follows (in thousands):


                                                   2001          2000
                                                 -------       -------

   Bank revolving credit facility ..........     $35,200       $28,800
   Capital lease obligations ...............       1,525         1,962
   Other notes payable .....................       2,603         1,077
                                                 -------       -------
   Total long-term debt ....................      39,328        31,839
   Less current maturities .................       3,013         1,484
                                                 -------       -------
                                                 $36,315       $30,355
                                                 =======       =======

   As of December 31, 2001, the Company had a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility under which the Company can borrow and repay until September 30, 2003, with interest at various rate options based upon Prime or Eurodollar rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to some limitations, acquisitions. The loan agreement contains certain financial covenants, customary in credit facilities of

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all convenants at December 31, 2001. At December 31, 2001, $35,200,000 was outstanding on the revolving credit facility. At December 31, 2001, $3,052,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by certain vendor contracts. There are two smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds and the other is for our Canadian operation in the amount of 3,000,000 Canadian dollars. As of December 31, 2001 there was 174,000 British pounds borrowed against the European line of credit and no borrowings against the Canadian line of credit. Only the Canadian revolving credit facility is guaranteed by the Company.

   The aggregate maturities of long-term debt, as of December 31, 2001, are as follows: $2,966,000 in 2002, $35,652,000 in 2003, $465,000 in 2004, $213,000 in
2005 and $9,000 in 2006 and $24,000 thereafter.

   Long-term debt is stated at estimated contractual fair value.


                                 9. INCOME TAXES

   U.S. and non-U.S. income before income taxes is as follows (in thousands):


                                              2001         2000        1999
                                            -------      -------      -------
   Income before income taxes:
     North American ..................      $11,473      $11,742      $ 5,262
     International ...................        5,133        4,148        4,434
                                            -------      -------      -------
                                            $16,606      $15,890      $ 9,696
                                            =======      =======      =======


   The provision for income taxes consists of (in thousands):

                                            2001         2000          1999
                                          -------      -------       -------
   Current:
     Federal .......................      $ 2,848      $ 3,527       $ 1,096
     Foreign .......................        1,654        1,331         1,678
     State .........................          274          217           122
                                          -------      -------       -------
                                            4,776        5,075         2,896
   Deferred:
     Federal .......................          992          (37)          742
     Foreign .......................           26           82           (44)
                                          -------      -------       -------
                                            1,018           45           698
                                                       -------       -------
       Total income taxes ..........      $ 5,794      $ 5,120       $ 3,594
                                          =======      =======       =======

   Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows (in thousands):

                                               2001       2000        1999
                                             -------     -------     -------

   Statutory U.S. federal tax at 34% .....     5,646     $ 5,403     $ 3,297
     Increase (reduction) from:
      Non-U.S. taxes .....................       (65)         22         126
      U.S. State taxes ...................       180         143          81
      Other ..............................        33        (448)         90
                                             -------     -------     -------
   Provision for income taxes ............   $ 5,794     $ 5,120     $ 3,594
                                             =======     =======     =======
   Actual tax rate .......................        35%         32%         37%

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



   The $448,000 credit amount in 2000 was from research and development tax credits filed during the year. At December 31, 2001, the Company had unremitted earnings of international subsidiaries of $26,995,000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows (in thousands):

                                                           2001         2000
                                                          ------       ------
   Deferred tax asset:
      Inventory ...................................       $1,268       $1,463
      Accounts receivable .........................        1,341        1,316
      Depreciation ................................        1,015        1,344
      Deferred compensation .......................          324          284
      Net operating loss carry-forwards ...........           37           78
      Insurance ...................................          304          288
      Other current ...............................          795          800
      Other non-current ...........................          981        1,214
                                                          ------       ------
      Total deferred asset ........................       $6,065       $6,787
                                                          ======       ======
   Deferred tax liability:
      Difference between book basis
        and tax basis of assets ...................       $3,061       $2,965
      Other .......................................        1,130          930
                                                          ------       ------
      Total deferred liability ....................       $4,191       $3,895
                                                          ======       ======


   At December 31, 2001, net current deferred tax assets were $4,307,000 ($4,335,000 in 2000). Net non-current deferred tax liabilities were $2,433,000 ($1,443,000 in 2000).

                                10. COMMON STOCK

   In the third quarter of 2001, the Company repurchased 2,000 shares in the open market under its Repurchase Plan authorized by its Board of Directors in 1997.

   Subsequent to December 31, 2001, the Company declared and paid a dividend of $.06 per share.

                               11. STOCK OPTIONS

INCENTIVE OPTIONS

   On April 28, 1994, the stockholders approved the 1994 Incentive Stock Option Plan ("1994 ISO Plan") for key employees. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted would not be less than the fair market value of the common stock at the date the option is granted.

   On August 31, 1999, the stockholders of the Company approved amending the 1994 ISO Plan. During the period ended December 31, 1999, options to purchase 101,000 shares have been granted. The amendment was filed on Schedule 14A, dated July 30, 1999. At December 31, 1999, the Company has reserved 385,525 shares of common stock for these options.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



Following is a summary of activity in the Incentive Stock Option Plan for the periods indicated:

                                                                DECEMBER 31,        DECEMBER 31,          DECEMBER 31,
                                                                   2001                 2000                 1999
                                                               -------------       -------------         -------------
   Options outstanding at beginning of year ............            92,550              101,800               51,200
       Granted .........................................            16,000                   --              101,000
       Exercised .......................................            (9,150)              (8,450)                 (50)
       Cancelled .......................................           (12,800)                (800)             (50,350)
                                                                  --------             --------             --------
   Options outstanding at end of year ..................            86,600               92,550              101,800
                                                                  ========             ========             ========
   Options exercisable at end of year ..................             8,300               11,750                  400
                                                                  ========             ========             ========
   Options available for grant at end of year ..........           172,200              175,400              174,600
                                                                  ========             ========             ========


   PER SHARE OPTION PRICES, FOR OPTIONS OUTSTANDING AT DECEMBER 31, 2001, RANGED FROM $8.9375 TO $14.63.

NONQUALIFIED OPTIONS

   On February 2, 1993, the Company granted nonqualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. During 2001, 2000 and 1999, no shares were exercised, and 20,000 shares remain outstanding and exercisable until January 30, 2003.

   On July 7, 1999, the Company granted 200,000 shares of the Company's Common Stock from the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercised price of $8.9375 per share being the closing price of the Company's Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

   On May 3, 2001, the Stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options. The Company then granted an option to purchase 5,000 shares of the Company's Common Stock to Messrs. Goldress, Morris, Simpson, Skaggs, and Thomas respectively at an exercise price of $13.96 per share being the closing price of the Company's Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shared after each succeeding year until the option is fully exercisable. Mr. Simpson's options were cancelled as a result of his death in 2001.

Following is a summary of activity in the nonqualified option plans for the periods indicated:

                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                  2001               2000               1999
                                                             --------------     --------------     --------------
   Options outstanding at beginning of year ..........          220,000            220,000             20,000

       Granted .......................................           25,000                 --            200,000

       Exercised .....................................               --                 --                 --

       Cancelled .....................................            5,000                 --                 --
                                                                -------            -------            -------
   Options outstanding at end of year ................          240,000            220,000            220,000
                                                                =======            =======            =======
   Options exercisable at end of year ................          100,000             60,000             20,000
                                                                =======            =======            =======
   Options available for grant at end of year ........          180,000            200,000            200,000
                                                                =======            =======            =======


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



                          12. RETIREMENT BENEFIT PLANS

   The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2001, 2000 and 1999 were $643,000, $508,000, and $578,000, respectively.

   Four of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit. Contributions were $350,000 in 2001, $312,000 in 2000, and $282,000 in 1999.

                              13. SEGMENT REPORTING

   At December 31, 2001 the following audited financial information is segmented: (in thousands)


                                              DECEMBER 31,      DECEMBER 31,
                                                 2001              2000
                                             -------------     -------------
   NET REVENUE
      Agricultural ....................        $ 97,978          $ 79,752
      Industrial ......................         108,001            95,867
      European ........................          40,068            40,255
                                               --------          --------
   Consolidated .......................         246,047           215,874

   OPERATING INCOME
      Agricultural ....................        $  7,259          $  3,471
      Industrial ......................           8,374             9,793
      European ........................           3,723             4,237
                                               --------          --------
   Consolidated .......................          19,356            17,501

   TOTAL IDENTIFIABLE
   ASSETS
      Agricultural ....................        $ 82,219          $ 73,128
      Industrial ......................          63,835            61,040
      European ........................          39,867            39,240
                                               --------          --------
   Consolidated .......................         185,921           173,408


           14. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

   Following is selected financial information on the Company's international operations (in thousands):

                                                              DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                 2001                2000                1999
                                                             --------------    ----------------     --------------
   Net sales ........................................          $57,627             $44,505             $41,958
   Income from operations ...........................            5,778               4,253               5,312
   Income before income taxes and allocated
   interest expense .................................            5,133               4,148               4,434

   Identifiable assets ..............................           52,134              53,344              42,009


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



Following is other selected geographic financial information on the Company's operations (in thousands):

                                                                      DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                          2001               2000                1999
                                                                     -------------       ------------        ------------
   Geographic net sales:
        United States .......................................          $190,983            $173,802            $133,130
        United Kingdom ......................................            16,570              15,212              14,505
        France ..............................................            16,949              17,981              19,070
         Canada .............................................            13,730                 540                  --
        Other ...............................................             7,815               8,339               9,903
                                                                       --------            --------            --------
   Total net sales ..........................................          $246,047            $215,874            $176,608
                                                                       ========            ========            ========



   Geographic location of long lived assets:
        United States .......................................          $ 35,165            $ 36,145            $ 21,838
        United Kingdom ......................................             9,740              10,698               9,395
        France ..............................................             2,661               3,033               3,564
         Canada .............................................             5,862               6,873                  --
         Australia ..........................................               278                 391                  --
                                                                       --------            --------            --------
   Total long lived assets ..................................          $ 53,706            $ 57,140            $ 34,797
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

   For 2001, 2000 and 1999 the Company's Comprehensive Income was $9,315,000, $8,643,000, and $4,564,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                                 2001                2000                1999
                                                               -------             -------             -------
   Foreign currency translation adjustments ............       $(4,488)            $(3,014)            $  (887)
   Net derivative loss, net of taxes ...................           (23)                 --                  --
                                                               -------             -------             -------
   Total accumulated other Comprehensive Income ........        (4,511)             (3,014)               (887)


                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



                        16. COMMITMENTS AND CONTINGENCIES

LEASES

   The Company leases office space and transportation equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 2000, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are (in thousands):


                                                      OPERATING    CAPITALIZED
                                                       LEASES        LEASES
                                                     ------------  ------------

   2002 .........................................       $  981       $  557
   2003 .........................................          778          536
   2004 .........................................          624          505
   2005 .........................................          181          219
   2006 .........................................           30           --
   Thereafter ...................................           --           --
                                                        ------       ------
   Total minimum lease payments .................       $2,594        1,817
                                                        ======
   Less amount representing interest ............                       291
                                                                     ------
   Present value of net minimum lease payments ..                     1,961
   Less current portion .........................                       468
                                                                     ------
   Long-term portion ............................                    $1,056
                                                                     ======


   Rental expense for operating leases was $1,687,000 for 2001, $1,928,000 for 2000, and $1,351,000 for 1999.

OTHER

   The Company is subject to various unresolved legal actions that arise in the ordinary course of its business. The most prevalent of such actions relate to product liability which are generally covered by insurance. While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

   The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or the Company will not incur liabilities as a result thereof. The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or should be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property. However, the successor to the previous owner is in Chapter 11 Bankruptcy proceedings and we have know way of knowing at this time if or when they will be able to meet their contractual obligations. The amount of potential liability cannot be reasonably estimated at this time.

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999



   The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company. The loans were subject to approval by the Compensation Committee of the Board of Directors. All loans are secured by a pledge of the shares being purchased. Each loan bears interest at prime and is payable quarterly. The executive loan program has been terminated and beginning March 2001, each employee must make annual principal payments equal to 10% of the amount loaned to the employee. As of December 31, 2001, and 2000, $32,000 and $261,000, respectively, were outstanding under the program and are included in additional paid-in capital. The executive loan program has expired.

                   17. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 2001 and 2000 is presented below. Seasonal influences affect the Company's sales and profits with peak business occurring in May through August. (In thousands, except per share amounts):

                                                 2001                                               2000
                            -------------------------------------------------   --------------------------------------------------
                               FIRST       SECOND        THIRD       FOURTH        FIRST        SECOND       THIRD       FOURTH
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
   Sales ................   $   56,830   $   66,766   $   63,892   $   58,559   $   49,966   $   60,725   $   55,653   $   49,530
   Gross profit .........       14,391       16,205       16,777       12,156       12,645       15,316       14,696        9,494
   Net income (loss) ....        2,893        3,476        3,784          660        2,682        4,150        3,668          270
   Earnings per share
      Diluted ...........   $      .30   $      .36   $      .39   $      .07   $      .28   $      .42   $      .38   $      .03
   Average shares
      Diluted ...........        9,792        9,788        9,790        9,779        9,752        9,754        9,769        9,774
   Dividends per share ..   $      .06   $      .06   $      .06   $      .06   $      .06   $      .06   $      .06   $      .06
   Market price of common
   stock
      High ..............   $    15.63   $    15.12   $    14.70   $    14.05   $    12.25   $    13.44   $    13.44   $    13.63
      Low ...............   $    13.06   $    13.60   $    12.60   $    12.95   $     9.94   $    10.69   $    12.00   $    12.50


                        18. ACQUISITIONS AND INVESTMENTS

During 2001 the Company made the following acquisition:

o On August 14, 2001, the Company acquired substantially all of the assets of SMC Corporation for approximately $8,000,000 in cash. SMC manufactures front end loaders and backhoes principally for OEM customers and under its own brand. This acquisition expanded the product range of our agricultural division.

   The pro forma statement of the Company assuming the transaction was completed at January 1, 2000 is listed in the following table (in thousands except for per share):


                                             DECEMBER 31,    DECEMBER 31,
                                                2001            2000
                                             ------------   -------------

   Net Sales .........................        $265,194        $235,450
   Net Income ........................        $ 11,783        $ 11,320
   Diluted Earnings per Share ........        $   1.20        $   1.16

                        ALAMO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999




                              19. SUBSEQUENT EVENTS

On February 20, 2002 the Company announced that it had entered into a Asset Purchase Agreement with Quality Stores, Inc. to purchase inventory, fixed assets and certain other assets of its Valu-Bilt Tractor Parts division based in Des Moines, Iowa. Valu-Bilt sells new, used and rebuilt tractor parts and other agricultural parts direct to customers through its catalogue offerings and on a wholesale basis to its dealers. The Seller is currently in Chapter 11 bankruptcy and the consummation of this transaction is subject to approval of the Bankruptcy court. Should the Company ultimately be successful in purchasing Valu-Bilt, it would be part of the Company's agricultural division. The purchase price is $7,500,000 and is subject to certain contractual adjustments as well as the assumption of certain limited liabilities of Valu-Built necessary for the continuation of business. Valu-Bilt's unaudited sales for the year ending February 2, 2002 were approximately $14,100,000.