Form 10-Q
period 2002-03-31
ALAMO GROUP INC
filed 2002-05-15
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-21220

ALAMO GROUP INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	74-1621248
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification Number)

1502 East Walnut, Seguin, Texas 78155
(Address of principal executive offices)

830-379-1480
(Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

YES     X        NO  ___

AT MAY 1, 2002  9,710,809 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets -	3
	March 31, 2002 and December 31, 2001 (Audited)

	Interim Condensed Consolidated Statements of Income -	4
	Three months ended March 31, 2002 and
	March 31, 2001

	Interim Condensed Consolidated Statements of Cash Flows	5
	Three months ended March 31, 2002 and March 31, 2001

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial	11
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	14

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,872	$4,186
Accounts receivable	75,989	57,768
Inventories	63,287	64,044
Deferred income taxes	4,327	4,307
Prepaid expenses	2,324	1,773

Total current assets	153,799	132,078

Property, plant and equipment	66,925	66,779
Less: Accumulated depreciation	(39,152)	(37,961)

	27,773	28,818

Goodwill	18,379	18,470
Assets held for sale	1,595	1,595
Other assets	4,576	4,960

Total assets	$206,122	$185,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts	16,439	12,860
Income taxes payable	-	161
Accrued liabilities	9,562	9,326
Current maturities of long-term debt	3,115	3,013

Total current liabilities	29,116	25,360

Long-term debt, net of current maturities	51,473	36,315
Deferred income taxes	2,415	2,433

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,753,409 issued and outstanding at March 31, 2002 and December 31, 2001	975	975
Additional paid-in capital	51,284	51,282
Treasury stock, at cost; 42,600 shares at March 31, 2002 & December 31, 2001	(426)	(426)
Retained earnings	76,420	74,493
Accumulated other comprehensive income	(5,135)	(4,511)

Total stockholders' equity	123,118	121,813

Total liabilities and stockholders' equity	$206,122	$185,921

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended
	March 31, 2002	March 31, 2001
Net sales:
North American
Agricultural	$29,116	$23,053
Industrial	25,504	23,984
European	10,157	9,793

Total net sales	64,777	56,830

Cost of sales	50,416	42,439

Gross profit	14,361	14,391

Selling, general and administrative expense	9,959	9,673

Income from operations	4,402	4,718

Interest expense	(688)	(800)
Interest income	125	146
Other income (expense), net	9	70

Income before income taxes	3,848	4,134
Provision for income taxes	1,339	1,241

Net	$2,509	$2,893

Net income per common share:
Basic	$0.26	$0.30

Diluted	$0.26	$0.30

Average common shares:
Basic	9,710	9,704

Diluted	9,793	9,792

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Operating Activities
Net income	$2,509	$2,893
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	117	596
Depreciation	1,337	1,246
Amortization	38	474
Provision for deferred income tax benefit	(39)	193
(Gain) loss on sale of property, plant & equipment	(7)	(1,429)
Changes in operating assets and liabilities:
Accounts receivable	(18,492)	(17,185)
Inventories	596	(6,694)
Prepaid expenses and other assets	(123)	594
Trade accounts payable and accrued liabilities	3,911	3,949
Income taxes payable	(145)	984

Net cash provided (used) by operating activities	(10,298)	(14,379)

Investing Activities
Acquisitions, net of cash acquired	-	-
Purchase of property, plant and equipment	(679)	(2,024)
Proceeds from sale of property, plant and equipment	22	1,971
Purchase of long-term investment	-	-
Sale of long-term investment	-	-

Net cash (used) by investing activities	(657)	(53)

Financing Activities
Net change in bank revolving credit facility	15,250	13,200
Principal payments on long-term debt and capital leases	2	507
Dividends paid	(583)	(582)
Proceeds from sale of common stock	2	148
Cost of common stock repurchased	-	-

Net cash provided (used) by financing activities	14,671	13,273

Effect of exchange rate changes on cash	(30)	(146)

Net change in cash and cash equivalents	3,686	(1,305)
Cash and cash equivalents at beginning of the period	4,186	2,929

Cash and cash equivalents at end of the period	$7,872	$1,624

Cash paid during the period for:
Interest	$567	$739
Income taxes	$1,569	$268

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2002

1.   Basis of Financial Statement Presentation

        The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.   Accounts Receivable

        Accounts Receivable is shown less allowance for doubtful accounts of $1,174,000 and $1,266,000 at March 31, 2002 and December 31, 2001, respectively.

3.   Inventories

        Inventories valued at LIFO cost represented 62% and 63% of total inventory at March 31, 2002 and December 31, 2001, respectively. The excess of current costs over LIFO valued inventories were $4,755,000 at March 31, 2002 and 4,755,000 at December 31, 2001. Inventory obsolescence reserves were $3,799,000 at March 31, 2002 and $3,857,000 at December 31, 2001. Net inventories consist of the following (in thousands):
	March 31, 2002	December 31, 2001

Finished goods	$50,464	$41,947
Work in process	7,545	13,844
Raw materials	5,278	8,253

	$63,287	$64,044

        An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO must necessarily be based on management's estimates.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2002 - (Continued)

4.   Common Stock and Dividends

        Dividends declared and paid on a per share basis were as follows:
	Three Months Ended
	March 31, 2002	March 31, 2001

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

5.   Earnings Per Share

        The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ. (In thousands, except per share)

	Three Months Ended
	March 31, 2002	March 31, 2001

Net Income	$2,509	$2,893

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,710	9,704

Dilutive potential common shares from stock options and warrants	83	88

DILUTED (weighted-average outstanding shares)	9,793	9,792

Basic earnings per share	$.26	$0.30

Diluted earnings per share	$.26	$0.30

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2002 - (Continued)

6.   Segment Reporting

        At March 31, 2002 the following unaudited financial information is segmented (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001

Net Revenue
Agricultural	$29,116	$23,053
Industrial	25,504	23,984
European	10,157	9,793

Consolidated	64,777	56,830

Operating Income
Agricultural	$1,448	$1,218
Industrial	820	2,906
European	1,023	594

Consolidated	4,402	4,718

Total Identifiable Assets
Agricultural	$100,694	$92,174
Industrial	64,710	61,085
European	40,718	38,480

Consolidated	206,122	191,739

7.   New Accounting Standards and Disclosures

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. FAS 141 also provided new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

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

        On January 1, 2002, the Company adopted both statements FAS 141 and FAS 142 and tested for impairment as of December 31, 2001. Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-offs were required in first quarter 2002 Form 10-Q. The Company will review for impairment on an annual basis or more frequently if deemed necessary. At March 31, 2002 the net book value of goodwill was $18,379,000.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2002 - (Continued)

        The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. FAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of: and other related accounting guidance. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. We adopted FAS No. 144 in the first quarter of 2002. We have evaluated the effect of the adoption of FAS No. 144, and the Company believes it does not have a material impact to its consolidated financial statements.

        The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designed its foreign currency hedge agreements as cash flow hedge instruments. The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged 61% of its exposure to foreign exchange rate movement through March 31, 2002.

        At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2002, was a loss of $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000. At March 31, 2002, the fair value of the hedge agreements were in an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $21,000. Accumulated other comprehensive income was adjusted to an accumulated loss of $14,000 and the deferred income tax was adjusted to a $7,000 tax asset. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $14,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

8.   Comprehensive Income

        During the first quarter of 2002 and 2001, Comprehensive Income amounted to $1,885,000 and $809,000 respectively.

            The components of Comprehensive Income, net of related tax are as follows (in thousands):

	Three Months Ended

	March 31, 2002	March 31, 2001

Net Income	$2,509	$2,893
Foreign currency translations adjustment	(624)	(2,084)

Comprehensive Income	$1,885	$809

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2002 - (Continued)

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

	March 31, 2002	March 31, 2001

Foreign currency translation	$(5,135)	$(5,097)

Accumulated other comprehensive income	$(5,135)	$(5,097)

9.   Contingent Matters

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

        The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that material costs or the Company will not incur liabilities as a result thereof. The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium. The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property. The Company is working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination. All present and future remediation costs have been or should be paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property. However, the successor to the previous owner is in Chapter 11 Bankruptcy proceedings and we have know way of knowing at this time if or when they will be able to meet their contractual obligations. The Company has filed a claim with the United States Bankruptcy Court for the Western District of Michigan. The amount of potential liability cannot be reasonably estimated at this time.

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

        On April 5, 2002, the Company closed on the purchase of the Valu-Bilt Tractor Parts division from Quality Stores, Inc. Valu-Bilt sells new, used and rebuilt tractor parts and other agricultural parts direct to customers through its catalogue offerings and on a wholesale basis to its dealers. Valu-Bilt was added to the Company's agricultural division. The Company paid approximately $6,600,000 for inventory, fixed assets and certain other assets. Valu-Bilt's unaudited sales for the year ending February 2, 2002 were approximately $14,100,000.

Alamo Group Inc. and Subsidiaries

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:
	Three Months Ended
Sales Data In Thousands	March 31, 2002	March 31, 2001
North American
Agricultural	44.9%	40.6%
Industrial	39.4%	42.2%
European	15.7%	17.2%

Total sales, net	100.0%	100.0%

	Three Months Ended
Cost Trends and Profit Margin, as Percentages of Net Sales	March 31, 2002	March 31, 2001

Gross margin	22.2%	25.3%
Income from operations	6.8%	8.3%
Income before income taxes	5.9%	7.3%
Net income	3.9%	5.1%

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

        Net sales for the first quarter of 2002 were $64,777,000, an increase of $7,947,000 or 14.0% compared to $56,830,000 for the first quarter of 2001. The increase was primarily attributable to the acquisition of SMC Corporation Inc. ("SMC") on August 14, 2001.

Net North American Agricultural sales were $29,116,000 in 2002 compared to $23,053,000 for the same period in 2001 an increase of $6,063,000 or 26.3%. The increase in sales was due to the SMC acquisition. Sales in the Company's other product lines were down slightly in the first quarter of 2002 reflecting continued soft market conditions in the overall agricultural sector. We expect this market to remain weak for 2002.

Net North American Industrial sales increased during the first quarter by $1,520,000 or 6.3% to $25,504,000 for 2002 compared to $23,984,000 during the same period in 2001. The increase came from internal growth from all of the Company's Industrial groups. During the quarter the Company's new orders from governmental agencies fell below historical levels due to reductions in spending as a result of lower tax revenues. The Company does not anticipate much improvement during the second and third quarters.

Net European Sales for the first quarter of 2002 were $10,157,000, an increase of $364,000 or 3.7% compared to $9,793,000 during the first quarter of 2001. The increase was a result of a return to more normal market conditions in the United Kingdom (U.K.) which was negatively affected by the foot and mouth epidemic for much of 2001.

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

        Gross profit for the first quarter of 2002 was $14,361,000 (22.2% of net sales) compared to $14,391,000 (25.3% of net sales) during the same period in 2001, a decrease of $30,000. The gross profit in 2001 includes the non-operating gain from the sale of the Company's LaGrange, Illinois manufacturing facility and trucking operation in Seguin, Texas.

        Selling, general and administrative ("SG&A") were $9,959,000 (15.4% of net sales) during the first quarter of 2002 compared to $9,673,000 (17.0% of net sales) during the same period of 2001, an increase of $256,000. SGA for the first quarter of 2002 increased as a result of the addition of SMC as well as depreciation of the Company's Enterprise Resource Planning (ERP) Software. The Company did not amortize goodwill during the first quarter of 2002 due to the adoption of FAS 142 which resulted in a reduction of amortization expense of $436,000 in 2002.

        Interest expense was $688,000 for the first quarter of 2002 compared to $800,000 during the same period in 2001, a decrease of $112,000 reflecting lower interest rates.

        The Company's net income after tax was $2,509,000 or $.26 per share on a diluted basis for the first quarter of 2002 compared to $2,893,000 or $.30 per share on a diluted basis. The decrease of $384,000 resulted from factors described above.

Liquidity and Capital Resources

        In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures. The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales. These sales enhance the Company's production ability during the off season.

        As of March 31, 2002, the Company had working capital of $124,683,000 which represents an increase of $17,965,000 from working capital of $106,718,000 as of December 31, 2001. The increase in working capital was primarily from higher accounts receivable levels due to seasonality.

        Capital expenditures were $679,000 for the first three months of 2002, compared to $2,024,000 during the first three months of 2001. The increase in 2001 was mainly from the purchase of ERP software and related hardware. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

        The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares. No shares were repurchased in 2000. In 2001, 2000 shares were repurchased during the third quarter. There were no shares purchased during the first quarter of 2002.

        Net cash provided by financing activities was $14,671,000 during the three month period ending March 31, 2002, compared to $13,273,000 net cash provided by financing activities for the same period in 2001.

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company can borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities. The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments. The Company is in compliance with all such covenants as of March 31, 2002. As of March 31, 2002, there was $50,450,000

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

borrowed under the revolving credit facility. At March 31, 2002, $3,036,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts. There are two smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds and the other is for our Canadian operation in the amount of 3,000,000 Canadian dollars. As of March 31, 2002 there were 161,000 British pounds borrowed against the European line of credit and no borrowings against the Canadian line of credit. Only the Canadian revolving credit facility is guaranteed by the Company. The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

        Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Euro Conversion

        On January 1, 1999, the European Economic and Monetary Union (EMU) entered a three-year transition phase during which a new common currency, the "Euro," was introduced in participating countries which established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the Euro. From that date, the Euro has been traded on currency exchanges.

        Following introduction of the Euro, local currencies remained legal tender until December 31, 2001. During this transition period, goods and services could be paid for with the Euro or the local currency under the EMU's "no compulsion, no prohibition" principle. France and the Netherlands, countries where the Company has locations, were participating countries in the first group to adopt the EMU. The U.K. is currently not a part of the EMU.

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

        In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions which often affect demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the euro currency; actions of competitors; seasonal factors that could materially affect the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

Foreign Currency Risk

As a Result of International Sales

        A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France and Canada. The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the U.S. or U.K. subsidiaries of the Company distributes their products.

        To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge its future net foreign currency sales transactions over a period of six months. As of March 31, 2002, the Company had $1,476,690 outstanding forward exchange contracts which represents approximately 61% of applicable foreign receivables. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $200,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Alamo Group Inc. and Subsidiaries
Quantitative and Qualitative Disclosures About Market Risks (Continued)

Exposure to Exchange Rates as a Result of International Sales

        The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets. Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations. At March 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $253,000 for the period ending March 31, 2002. Comparatively, at December 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $196,000 for the period ended March 31, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during the first quarter of 2002 was a loss of $624,000. On March 31, 2002, the British pound closed at .7013 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6126 relative to 1.00 British pound. At December 31, 2001 the Euro dollar closed at .8915 relative to 1.00 U.S. dollar. By comparison, on March 31, 2001, the British pound closed at .7062 relative to 1.00 U.S. dollar, and the French franc closed at .0973 relative to 1.00 British pound. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

        The Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2002 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $252,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
None

(b) Reports on Form 8-K
Form 8-K dated April 22, 2002, Reporting Item 2

Alamo Group Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President and CEO

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer