Form 10-Q
period 2002-06-30
ALAMO GROUP INC
filed 2002-08-13
CIK 897077

_________________________________________________________________________________

_________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-21220

ALAMO GROUP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-1621248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1502 East Walnut, Seguin, Texas  78155
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
Yes  X      No ___

At August 1, 2002, 9,713,959  shares of common stock, $.10 par value, of the Registrant were outstanding.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001(Audited)	3

	Interim Condensed Consolidated Statements of Income - Three months and Six months ended June 30, 2002 and June 30, 2001	4

	Interim Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and June 30, 2001	5

	Notes to Interim Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

                                                                                                                                                                                                                                                2

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents ................................................	$6,030	$4,186
Accounts receivable .........................................................	68,673	57,768
Inventories .......................................................................	68,643	64,044
Deferred income taxes ......................................................	4,351	4,307
Prepaid expenses .............................................................	1,442	1,773

Total current assets ......................................................	149,139	132,078

Property, plant and equipment ............................................	69,714	66,779
Less: Accumulated depreciation ...................................	(40,891)	(37,961)

	28,823	28,818

Goodwill ............................................................................	18,976	18,470
Assets held for sale ............................................................	1,595	1,595
Other assets .......................................................................	4,409	4,960

Total assets ................................................................	$202,942	$185,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable ....................................................	18,143	12,860
Income taxes payable .......................................................	721	161
Accrued liabilities .............................................................	10,466	9,326
Current maturities of long-term debt ..................................	2,459	3,013

Total current liabilities ...................................................	31,789	25,360

Long-term debt, net of current maturities .............................	39,946	36,315
Deferred income taxes ........................................................	2,440	2,433

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,754,509 and 9,753,409 issued and outstanding at June 30, 2002 and December 31, 2001, respectively ............................	975	975
Additional paid-in capital .........................................................	51,291	51,282
Treasury stock, at cost; 42,600 shares at June 30, 2002 And December 31, 2001, respectively .....................................	(426)	(426)
Retained earnings ....................................................................	78,562	74,493
Accumulated other comprehensive income ...............................	(1,635)	(4,511)

Total stockholders' equity ..............................................	128,767	121,813

Total liabilities and stockholders' equity ..........................	$202,942	$185,921

See accompanying notes

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales:
North American
Agricultural.......................................	$29,363	$24,611	$58,479	$47,664
Industrial..........................................	28,331	32,121	53,835	56,105
European..............................................	11,826	10,034	21,983	19,827

Total net sales...........................................	69,520	66,766	134,297	123,596

Cost of sales ............................................	54,105	50,561	104,521	93,000

Gross profit..............................................	15,415	16,205	29,776	30,596

Selling, general and administrative expense.	10,808	9,862	20,767	19,535

Income from operations........................	4,607	6,343	9,009	11,061

Interest expense........................................	(745)	(1,012)	(1,433)	(1,812)
Interest income.........................................	128	160	253	306
Other income (expense), net......................	55	(85)	64	(15)

Income before income taxes..................	4,045	5,406	7,893	9,540

Provision for income taxes........................	1,320	1,930	2,659	3,171

Net income..........................................	$2,725	$3,476	$5,234	$6,369

Net income per common share:
Basic.....................................................	$0.28	$0.36	$0.54	$0.66

Diluted..................................................	$0.28	$0.36	$0.54	$0.65

Average common shares:
Basic.....................................................	9,711	9,704	9,711	9,704

Diluted...................................................	9,809	9,788	9,801	9,790

Dividends declared....................................	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Operating Activities
Net income ..................................................................	$5,234	$6,369
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts ...........................	208	1,300
Depreciation ......................................................	2,681	2,338
Amortization ......................................................	84	968
Provision for deferred income tax benefit.............	(42)	408
(Gain) loss on sale of property, plant & equipment	(44)	(1,426)
Changes in operating assets and liabilities:
Accounts receivable ..........................................	(10,129)	(20,401)
Inventories ........................................................	2,315	(6,087)
Prepaid expenses and other assets .....................	1,304	979
Trade accounts payable and accrued liabilities ....	5,637	1,986
Income taxes payable ........................................	488	2,064

Net cash provided by operating activities	7,736	(11,502)

Investing Activities
Acquisitions, net of cash acquired.................................	(6,627)	-
Purchase of property, plant and equipment ..................	(1,671)	(3,589)
Proceeds from sale of property, plant and equipment ...	80	2,084
Sale of long-term investment.........................................	-	-

Net cash (used) by investing activities...........................	(8,218)	(1,505)

Financing Activities
Net change in bank revolving credit facility ..................	3,800	15,200
Principal payments on long-term debt and capital leases.	(849)	140
Dividends paid ...........................................................	(1,165)	(1,165)
Proceeds from sale of common stock .........................	10	194

Net cash provided (used) by financing activities...........	1,796	14,369

Effect of exchange rate changes on cash .....................	530	(122)

Net change in cash and cash equivalents ....................	1,844	1,240
Cash and cash equivalents at beginning of the period ..	4,186	2,929

Cash and cash equivalents at end of the period ...........	$6,030	$4,169

Cash paid during the period for:
Interest .............................................................	$1,183	$1,460
Income taxes ....................................................	$2,340	$1,036

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2002

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

2.  Accounts Receivable

        Accounts Receivable is shown less allowance for doubtful accounts of $1,385,000 and $1,266,000 at June 30, 2002 and December 31, 2001, respectively.

3.  Inventories

        Inventories valued at LIFO cost represented 65% and 63% of total inventory at June 30, 2002 and December 31, 2001 respectively.  The excess of current costs over LIFO valued inventories were $4,505,000 at June 30, 2002 and 4,755,000 at December 31, 2001.  Inventory obsolescence reserves were $3,677,000 at June 30, 2002 and $3,857,000 at December 31, 2001.  Net inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Finished goods ......................................	$50,974	$41,947
Work in process ...................................	10,697	13,844
Raw materials .......................................	6,972	8,253

	$68,643	$64,044

        An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2002 - (Continued)

 4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Dividends declared .............	$0.06	$0.06	$0.12	$0.12
Dividends paid ....................	0.06	0.06	0.12	0.12

 5.       Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ. (In thousands, except per share).

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net Income .........................................	$2,725	$3,476	$5,234	$6,369

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,711	9,704	9,711	9,704

Dilutive potential common shares from stock options and warrants ..............................	98	84	90	86

Diluted (weighted-average outstanding shares)	9,809	9,788	9,801	9,790

Basic earnings per share ...............................	$0.28	$0.36	$0.54	$0.66

Diluted earnings per share .............................	$0.28	$0.36	$0.54	$0.65

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2002 - (Continued)

6.       Segment Reporting

         At June 30, 2002 the following unaudited financial information is segmented:  (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net Revenue
Agricultural	$29,363	$24,611	$58,479	$47,664
Industrial	28,331	32,121	53,835	56,105
European	11,826	10,034	21,983	19,827

Consolidated	69,520	66,766	134,297	123,596

Operating Income
Agricultural	$1,406	$2,276	$3,684	$3,661
Industrial	1,518	3,271	2,619	6,010
European	1,683	796	2,706	1,390

Consolidated	4,607	6,343	9,009	11,061

Total Identifiable Assets
Agricultural	$96,649	$86,741	$96,649	$86,741
Industrial	60,472	70,782	60,472	70,782
European	45,821	38,527	45,821	38,527

Consolidated	202,942	196,050	202,942	196,050

7.    New Accounting Standards and Disclosures

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required the purchase method of accounting to be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  FAS 141 also provided new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

         Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Under provisions of FAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss recognized subsequent to initial adoption of FAS No. 142 will be recorded as a charge to current period earnings.

        On January 1, 2002, the Company adopted both statements FAS 141 and FAS 142 and tested for impairment as of December 31, 2001.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-offs were required in first quarter 2002 Form 10-Q.  The Company will review for impairment on an annual basis as of year-end or more frequently if deemed necessary.  At June 30, 2002 the net book value of goodwill was $18,976,000.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2002 - (Continued)

The following table shows the effect of the adoption of FAS 142 on the Company's net income as of June 30, 2001 as if the adoption had occurred on January 1, 2001: (in thousands, except earnings per share)

Pro forma June 30, 2001

Net Income - as reported.......................	$6,369
Amortization (net of tax) ........................	575

Adjusted Net Income ............................	$6,944

Basic Earnings per share - as reported ...	$0.66
Amortization (net of tax) ........................	0.06

Adjusted Basic Earnings per share .........	$0.72

Diluted Earnings per share - as reported .	$0.65
Amortization (net of tax) ........................	0.06

Adjusted Diluted Earnings per share .......	$0.71

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

        The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no major effect in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.   The Company has hedged 84% of its exposure to foreign exchange rate movement through June 30, 2002.

        At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2002, was a loss of  $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000.  At June 30, 2002, the fair value of the hedge agreements was in a favorable position; therefore, the derivative financial instruments were adjusted to an asset of $73,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $49,000 and the deferred income tax was adjusted to a $24,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company expects to reclassify approximately $49,000 of existing gains in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

8.  Comprehensive Income

During the second quarters of 2002 and 2001, Comprehensive Income amounted to $6,225,000 and $3,718,000 and for the six months ended June 30, 2002 and 2001; it was $8,110,000 and $4,527,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net Income ...........................................	$2,725	$3,476	$5,234	$6,369
Foreign currency translations adjustment	3,500	242	2,876	(1,842)

Comprehensive Income .........................	$6,225	$3,718	$8,110	$4,527

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

	June 30, 2002	December 31, 2001

Foreign currency translation .........................	$1,635	$4,511

Accumulated other comprehensive income....	$1,635	$4,511

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant, the previous owner of the property, and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs to date have been paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter, the Company settled the outstanding claims including an environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the cleanup accrual of the contamination.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 - $250,000 and should take approximately four years to complete based on current estimates.

                Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2002 - (Continued)

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

        On July 24, 2002, Donald J. Douglass, Chairman of the Company's Board of Directors, prepaid one of his outstanding notes receivable in the amount of $700,000 plus accrued interest.  Mr. Douglass has one remaining note due the Company for $270,000, which comes due in 2006.

        On August 1, 2002, the Company executed a continuing guaranty to secure the renewal of a revolving line of credit facility for its subsidiary, Schwarze Industries, Inc. (Schwarze).  The line of credit is provided by Ford Motor Credit Company (FMCC) under a "Master Loan and Security Agreement" (Agreement) to finance certain truck chassis purchased by Schwarze for use in its products.  The maximum amount of the line of credit is $1,500,000.  The interest rate is fixed on each advance and is calculated monthly based on the average six-month treasury bill rate as reported under the heading "Treasury Constant Maturities" listed in the Federal Reserve Statistical Release No. H (519) issued on the last Monday of each month prior to the advance.  The Agreement has no expiration date, but may be terminated by FMCC in the event of default by Schwarze or upon thirty days written notice by either party.  Interest rates, on existing advances, at June 30, 2002 varied from 6.05% to 7.77%.  The outstanding balance on August 1, 2002 was $463,100.

Alamo Group Inc. and Subsidiaries

                Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
Sales Data In Thousands	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2000
North American
Agricultural ........	42.2%	36.9%	43.5%	38.6%
Industrial ............	40.8%	48.1%	40.1%	45.4%
European ...............	17.0%	15.0%	16.4%	16.0%

Total sales, net ....	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
Cost Trends and Profit Margin, as Percentages of Net Sales	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Gross margin .............................	22.2%	24.3%	22.2%	24.8%
Income from operations .............	6.6%	9.5%	6.7%	8.9%
Income before income taxes .......	5.8%	8.1%	5.9%	7.8%
Net income ................................	3.9%	5.2%	3.9%	5.1%

 Results of Operations

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

          Net sales for the second quarter of 2002 were $69,520,000, an increase of $2,754,000 or 4.1% compared to $66,766,000 for the second quarter of 2001.  The increase was primarily attributable to the acquisitions of SMC Corporation Inc. ("SMC") on August 14, 2001 and Valu-Bilt Inc. ("Valu-Bilt") on April 5, 2002.

Net North American Agricultural sales were $29,363,000 in 2002 compared to $24,611,000 for the same period in 2001 an increase of $4,752,000 or 19.3%.  The increase in sales was primarily due to the acquisitions of SMC and Valu-Bilt.  Sales in Ag product lines were down during the quarter due to dry weather conditions in certain of the Company's core areas of business as well as a weak economy in the overall agricultural sector.  We continue to expect the market softness to remain throughout 2002.

Net North American Industrial sales decreased during the second quarter by $3,790,000 or 11.8% to $28,331,000 for 2002 compared to $32,121,000 during the same period in 2001.  The decrease came from the continued decline in new orders from state governmental agencies.  Most states are operating with budget deficits with the majority of the states required by law to operate with a balanced budget and the shortfall in budgets is expected to continue into 2003.  Canadian provinces have also been affected by shortfalls as well as extremely dry weather in Western Canada.  Schwarze's product deliveries were strong during the quarter, but market conditions and competitive pressures are expected to challenge the sweeper market.

Net European Sales for the second quarter of 2002 were $11,826,000 an increase of $1,792,000or 17.9% compared to $10,034,000 during the second quarter of 2001.  United Kingdom ("U.K.") and European markets remain strong with continued high level of interest among farmers and expected improvements to remain throughout the year.

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

                Gross profit for the second quarter of 2002 was $15,415,000 (22.2% of net sales) compared to $16,205,000 (24.3% of net sales) during the same period in 2001, a decrease of $790,000.  The decrease in gross profit was mainly attributable to the decline in higher margin sales in the industrial market as well as slower than expected sales in replacement parts business due to unfavorable weather conditions in certain regions.  The Company also experienced an increase in property and casualty insurance and warranty expense, which further affected profitability. The Company has taken steps to reduce costs in the manufacturing facilities that have been affected by the economy including reductions in workforce as well as closing a leased warehouse in Seguin, Texas.

                Selling, general and administrative expenses ("SG&A") were $10,808,000 (15.5% of net sales) during the second quarter of 2002 compared to $9,862,000 (14.8% of net sales) during the same period of 2001, an increase of $946,000.  SGA increased during the second quarter due to the acquisitions of SMC and Valu-Bilt as well as the depreciation of the Company's Enterprise Resource Planning ("ERP") software.  The Company did not amortize goodwill during the second quarter of 2002 due to the adoption of FAS142, which resulted in a reduction of net amortization expense of $448,000 in 2002.

                Interest Expense was $745,000 for the second quarter of 2002 compared to $1,012,000 during the same period in 2001, a decrease of $267,000.  This decrease was attributable to lower levels of bank borrowing, which resulted from the collection of accounts receivable.

                The Company's net income after tax was $2,725,000 or  $.28 per share on a diluted basis for the second quarter of 2002 compared to $3,476,000 or $.36 per share on a diluted basis.  This decrease of $751,000 resulting from factors described above.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Net sales were up 8.7% to $134,297,000 for the first six months of 2002 compared to $123,596,000 for the first six months of 2001.  The increase was a result of the acquisitions of SMC and Valu-Bilt, which was added to the Company's Agricultural Division.

    Net North American Agricultural sales were $58,479,000 for the first six months of 2002 compared to $47,664,000 for the first six months of 2001, representing an increase of $10,815,000 or 22.7%.  The increase in sales was due to the acquisitions of SMC and Valu-Bilt.  The Company continued to be impacted by the soft market conditions in the overall agriculture industry as well as dry weather conditions in our core market areas.

    Net North American Industrial sales decreased for the first six months of 2002 by $2,270,000 or 4.0% to $53,835,000 compared to $56,105,000 during the first six months of 2001.  The Company's new order rates fell during the first quarter below historical levels due to reductions in spending from governmental agencies.  This weakness in the economy has continued through the first half of 2002 and is expected to remain well into 2003.

              Net European sales for the first six months of 2002 were $21,983,000, compared to $19,827,000 during the first six months of 2001, reflecting an increase of $2,156,000 or 10.9%.  The increase was a result of a return to more normal market conditions in the U.K. which was negatively affected by the foot and mouth epidemic for much of 2001.  The European sales were also positively impacted by the improved currency impact of the Euro against the British pound Sterling as well as the strengthening of the British pound to the U.S. Dollar.

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

            Gross profit for the first six months of 2002 was $29,776,000 (22.2% of net sales) compared to $30,596,000  (24.8% of net sales) during the first six months of 2001.  The decrease in gross profit was mainly attributable to the decline in industrial sales from weakened market conditions described above as well as lower replacement parts business from unfavorable weather related conditions.

            Selling, general and administrative expenses (SG&A) for the first six months of 2002 were $20,767,000 (15.5% of net sales) compared to $19,535,000 (15.8% of net sales) in the first six months of 2001, an increase of $1,232,000 or 6.3%.  The acquisitions of SMC and Valu-Bilt were the main cause for the increase along with the depreciation from the Company's ERP system.  The net change in the Company's adoption of FAS142 pertaining to goodwill resulted in a decrease of $884,000 in net amortization expense.

            Interest Expense was $1,433,000 for the first six months of 2002 compared to $1,812,000 during the same time in 2001 a decrease of $379,000.  Lower interest rates in 2002 compared to last year was the main cause for the decrease.

            The Company's net income after tax was $5,234,000 for the first six months of 2002 compared to $6,369,000 for the first six months of 2001, a decrease of $1,135,000 or 17.8% from result of factors described above.

Liquidity and Capital Resources

            In addition to normal operating expenses, the Company has ongoing cash requirements, which are necessary to expand the Company's business including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts Receivable historically builds in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales.  These sales enhance the Company's production ability during the off season.

            As of June 30, 2002, the Company had working capital of $117,350,000, which represents an increase of       $10,632,000 from working capital of $106,718,000 as of December 31, 2001.  The increase in working capital was primarily from the acquisitions of SMC and Valu-Bilt.

            Capital expenditures were $1,671,000 for the first six months of 2002, compared to $3,589,000 during the first six months of 2001. The increase in 2001 was mainly from the purchase of ERP software and related hardware.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

            The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2,000 shares were repurchased during the third quarter.  There were no shares purchased during the first half of 2002.

            Net cash provided by financing activities was $1,796,000 during the six-month period ending June 30, 2002, compared to $14,369,000 net cash used by financing activities for the same period in 2001.

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company can borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  The Company is in compliance with all such covenants as of June 30, 2002.  As of June 30, 2002, there was $39,000,000

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

borrowed under the revolving credit facility.  At June 30, 2002, $2,420,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts.  There are two smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British pounds and the other is for our Canadian operation in the amount of 3,000,000 Canadian dollars.  As of June 30, 2002 there were no borrowings against the European line of credit or the Canadian line of credit.  Only the Canadian revolving credit facility is guaranteed by the Company.    The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

             Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include continued deterioration in the Company's North American agricultural market and softening in its North American industrial markets; increased competition in the Company's businesses from competitors that may have greater financial resources; the impact of the weak U.S. dollar and strong British pound which increase the cost of the Company's products in foreign markets; competitive

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

implications and price transparencies related to the Euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.

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

                To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge its future net foreign currency sales transactions over a period of six months.  As of June 30, 2002, the Company had $2,826,150 outstanding forward exchange contracts, which represents approximately 84% of applicable foreign receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $400,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Alamo Group Inc. and Subsidiaries
Quantitative and Qualitative Disclosures About Market Risks - (continued)

 Exposure to Exchange Rates as a Result of International Sales

                The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $863,000 for the period ending June 30, 2002.  Comparatively, at December 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $760,000 for the period ended June 30, 2001.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2002 was a gain of $2,876,000.  On June 30, 2002, the British pound closed at .6527 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6479 relative to 1.00 British pound.  At December 31, 2001 the Euro dollar closed at .8915 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2001, the British pound closed at .7066 relative to 1.00 U.S. dollar, and the French franc closed at .0917 relative to 1.00 British pound.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

 Interest Rate Risk

                The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2002 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $225,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

PART II.        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

(a)   Exhibits
       99.1 - Certification by Ronald A. Robinson - Filed Herewith
       99.2 - Certification by Richard J. Wehrle - Filed Herewith

(b)   Reports on Form 8-K
       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & CEO

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice-President, Corporate Controller &
Principal Accounting Officer