Form 10-Q
period 2002-09-30
ALAMO GROUP INC
filed 2002-11-14
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

Yes X No ___

At NOVEMBER 1, 2002, 9,717,309 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2002 and December 31, 2001 (Audited)

	Interim Condensed Consolidated Statements of Income	4
	Three months and Nine months ended September 30, 2002 and September 30, 2001

	Interim Condensed Consolidated Statements of Cash Flows	5
	Nine months ended September 30, 2002 and September 30, 2001

	Notes to Interim Condensed Consolidated Financial Statements	6

tem 2.	Management's Discussion and Analysis of Financial Condition	11
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16
Item 4.
	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents ..................................................................	$6,419	$4,186
Accounts receivable .............................................................................	55,454	57,768
Inventories ..............................................................................................	64,983	64,044
Deferred income taxes ...........................................................................	3,971	4,307
Prepaid expenses ...................................................................................	1,209	1,773

Total current assets ...........................................................................	132,036	132,078

Property, plant and equipment ..............................................................	70,761	66,779
Less: Accumulated depreciation ....................................................	(41,998)	(37,961)

	28,763	28,818

Goodwill ....................................................................................................	18,765	18,470
Assets held for sale..................................................................................	1,595	1,595
Other assets ..............................................................................................	3,642	4,960

Total assets ......................................................................................	$184,801	$185,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable .......................................................................	13,988	12,860
Income taxes payable ............................................................................	1,007	161
Accrued liabilities ..................................................................................	11,272	9,326
Current maturities of long-term debt ...................................................	2,551	3,013

Total current liabilities ......................................................................	28,818	25,360

Long-term debt, net of current maturities ............................................	23,856	36,315
Deferred income taxes .............................................................................	2,071	2,433

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,759,909 and 9,753,409 issued and outstanding at September 30, 2002 and December 31, 2001, respectively ...............................................	976	975
Additional paid-in capital ...........................................................................	51,345	51,282
Treasury stock, at cost; 42,600 shares at September 30, 2002 and December 31, 2001 .......................................................................................	(426)	(426)
Retained earnings ........................................................................................	79,649	74,493
Accumulated other comprehensive income ............................................	(1,488)	(4,511)

Total stockholders' equity ...............................................................	130,056	121,813

Total liabilities and stockholders' equity .......................................	$184,801	$185,921

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales:
North American
Agricultural................................................	$27,883	$23,793	$86,362	$71,457
Industrial.....................................................	25,272	28,985	79,107	85,090
European.........................................................	12,058	11,114	34,041	30,941

Total net sales...................................................	65,213	63,892	199,510	187,488

Cost of sales........................... ...........................	51,083	47,115	155,604	140,115

Gross profit.......................... ...............................	14,130	16,777	43,906	47,373
Selling, general and administrative expense.	11,116	10,355	31,883	29,890

Income from operations................................	3,014	6,422	12,023	17,483
Interest expense.................................................	(557)	(834)	(1,990)	(2,646)
Interest income..................................................	134	151	387	457
Other income (expense), net............................	(6)	(48)	58	(63)

Income before income taxes.........................	2,585	5,691	10,478	15,231
Provision for income taxes........	915	1,907	3,574	5,078

Net income.............. .........................................	$1,670	$3,784	$6,904	$10,153

Net income per common share:
Basic.................................................................	$0.17	$0.39	$0.71	$1.05

Diluted..............................................................	$0.17	$0.39	$0.70	$1.04

Average common shares
Basic................................................................	9,713	9,705	9,712	9,704

Diluted............................................................	9,787	9,790	9,797	9,790

Dividends declared...........................................	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Operating Activities
Net income ......................................................................................................	$6,904	$10,153
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts .......................................................	514	1,363
Depreciation .........................................................................................	4,125	3,142
Amortization .........................................................................................	126	1,469
Provision for deferred income tax benefit..........................................	(24)	1,560
(Gain) loss on sale of equipment .......................................................	(92)	(1,421)
Changes in operating assets and liabilities:
Accounts receivable ...........................................................................	2,685	(6,582)
Inventories ................................................... ........................................	5,824	(4,568)
Prepaid expenses and other assets ...................................................	2,082	920
Trade accounts payable and accrued liabilities ..............................	2,390	(1,949)
Income taxes payable .........................................................................	776	951

Net cash provided by operating activities	25,310	5,038

Investing Activities
Acquisitions, net of cash acquired	(6,626)	(7,880)
Purchase of property, plant and equipment .............................................	(2,821)	(4,881)
Proceeds from sale of property, plant and equipment ............................	196	2,118
Purchase of long-term investment ............................................................	201	-

Net cash (used) by investing activities ...................................................	(9,050)	(10,643)

Financing Activities
Net change in bank revolving credit facility ............................................	(12,200)	16,200
Principal payments on long-term debt and capital leases ......................	(822)	(86)
Dividends paid ..............................................................................................	(1,748)	(1,747)
Proceeds from sale of common stock ........................................................	65	245
Cost of Common stock repurchased..........................................................	-	(26)

Net cash provided (used) by financing activities....................................	(14,705)	14,586

Effect of exchange rate changes on cash ..................................................	678	105

Net change in cash and cash equivalents .................................................	2,233	9,086
Cash and cash equivalents at beginning of the period ...........................	4,186	2,929

Cash and cash equivalents at end of the period .......................................	$6,419	$12,015

Cash paid during the period for:
Interest ...................................................................................................	$1,619	$2,772
Income taxes ...........................................................................................	$3,328	$3,345

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002

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

2.  Accounts Receivable

        Accounts Receivable is shown less allowance for doubtful accounts of $1,586,000 and $1,266,000 at September 30, 2002 and December 31, 2001, respectively.

3.  Inventories

        Inventories valued at LIFO cost represented 63% of total inventory at September 30, 2002 and December 31, 2001.  The excess of current costs over LIFO valued inventories were $4,464,000 at September 30, 2002 and 4,755,000 at December 31, 2001.  Inventory obsolescence reserves were $4,515,000 at September 30, 2002 and $3,857,000 at December 31, 2001.  The increase in obsolescence reserve was mainly from the acquisition of Valu-Bilt in the amount of $500,000 and to a lessor extent, differences in exchange rates on European obsolete inventory reserves.  Net inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Finished goods ................................................	$50,694	$41,947
Work in process ...............................................	8,886	13,844
Raw materials ....................................................	5,403	8,253

	$64,983	$64,044

        An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002 - (Continued)

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Dividends declared ...............	$0.06	$0.06	$0.18	$0.18
Dividends paid ......................	0.06	0.06	0.18	0.18

5.       Earnings Per Share

        The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ. (In thousands, except per share).

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net Income ..........................................	$1,670	$3,784	$6,904	$10,153

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,713	9,705	9,712	9,704

Dilutive potential common shares from stock options and warrants .	74	85	85	86

Diluted (weighted-average outstanding shares) .....	9,787	9,790	9,797	9,790

Basic earnings per share ........................	$0.17	$0.39	$0.71	$1.05

Diluted earnings per share ......................	$0.17	$0.39	$0.70	$1.04

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002 - (Continued)

6.       Segment Reporting

         At September 30, 2002 the following unaudited financial information is segmented:  (in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net Revenue
Agricultural	$27,883	$23,793	$86,362	$71,457
Industrial	25,272	28,985	79,107	85,090
European	12,058	11,114	34,041	30,941

Consolidated	65,213	63,892	199,510	187,488

Operating Income
Agricultural	$1,594	$2,205	$4,213	$7,282
Industrial	(449)	2,304	3,235	6,898
European	1,869	1,913	4,575	3,303

Consolidated	3,014	6,422	12,023	17,483

Total Identifiable Assets
Agricultural	$83,055	$96,420	$83,055	$96,420
Industrial	54,504	61,389	54,504	61,389
European	47,242	41,644	47,242	41,644

Consolidated	184,801	199,453	184,801	199,453

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

On January 1, 2002, the Company adopted both statements FAS 141 and FAS 142 and tested for impairment as of December 31, 2001.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-offs were required in first quarter 2002 Form 10-Q.  The Company will review for impairment on an annual basis as of year-end or more frequently if deemed necessary.  At September 30, 2002 the net book value of goodwill was $18,765,000.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002 - (Continued)

The following table shows the effect of the adoption of FAS 142 on the Company's net income as of September 30, 2001 as if the adoption had occurred on January 1, 2001: (in thousands, except earnings per share)

Pro forma September 30, 2001

Net Income - as reported................................	$10,153
Amortization (net of tax) .................................	873
Adjusted Net Income ......................................	$11,026
Basic Earnings per share - as reported ........	$1.05
Amortization (net of tax) .................................	0.09
Adjusted Basic Earnings per share ...............	$1.14
Diluted Earnings per share - as reported .....	$1.04
Amortization (net of tax) .................................	0.09
Adjusted Diluted Earnings per share ...........	$1.13

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

The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no major effect in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.   The Company's U.K. operation, which has the majority of exchange rate exposure, has hedged 88% of its exposure to foreign exchange rate movement through September 30, 2002.

At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2002, was a loss of  $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000.  At September 30, 2002, the fair value of the hedge agreements was in a favorable position; therefore, the derivative financial instruments were adjusted to an asset of $28,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $18,000 and the deferred income tax was adjusted to a $10,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company expects to reclassify approximately $18,000 of existing gains in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair market value in the period in which the liability is incurred except for a liability for one-time termination benefits that is incurred over time. We will adopt FAS

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002 - (Continued)

No. 146 in the first quarter of 2003.  The Company will evaluate FAS 146 and we do not expect a material impact to our financial statements.

8.  Comprehensive Income

        During the third quarter of 2002 and 2001, Comprehensive Income amounted to $1,817,000 and $4,740,000 respectively and for the nine months ended September 30, 2002 and 2001, it was $9,927,000 and $9,268,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net Income ..........................................................	$1,670	$3,784	$6,904	$10,153
Foreign currency translations adjustment ....	147	956	3,023	(885)

Comprehensive Income ....................................	$1,817	$4,740	$9,927	$9,268

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows (in thousands):

	September 30, 2002	December 31, 2001

Foreign currency translation .............................	$1,488	$4,511

Accumulated other comprehensive income ...	$1,488	$4,511

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased said property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the cleanup reserve.  The amount of

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2002 - (Continued)

potential liability has been estimated by an independent environmental engineering company to be between $100,000 - $250,000 and should take approximately four years to complete based on current estimates.

        The Company is subject to various other federal, state, and local laws affecting its business as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety.  A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements.  The Company believes it is currently in material compliance with all such applicable laws and regulations.

        On October 1, 2002, the Company entered into an agreement to acquire substantially all of the assets of Faucheux Industries SA, a leading manufacturer of front-end loaders and attachments in France.  Faucheux is located in Chartres, France and was founded in 1907.  They have annual revenue of approximately $15,000,000 and 92 employees.  Faucheux has been operating under Administration a form of bankruptcy in France since March of 2002. The Company paid approximately $2,800,000 for Faucheux and it will require additional working capital.  The final transfer of ownership of the assets of Faucheux should be completed on or about November 14, 2002 however the Company has been managing the business since October 1, 2002, which is the effective date of the acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Nine Months Ended
Sales Data In Thousands	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
North American
Agricultural ........................................................	42.8%	37.2%	43.3%	38.1%
Industrial ............................................................	38.7%	45.4%	39.6%	45.4%
European ................................................................	18.5%	17.4%	17.1%	16.5%
Total sales, net ..................................................	100.0%	100.0%	100.0%	100.00%

	Three Months Ended		Nine Months Ended
Cost Trends and Profit Margin, as Percentages of Net Sales	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Gross margin .......................................................	21.7%	26.3%	22.0%	25.3%
Income from operations ....................................	4.6%	10.1%	6.0%	9.3%
Income before income taxes .............................	4.0%	8.9%	5.3%	8.1%
Net income ..........................................................	2.6%	5.9%	3.5%	5.4%

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

        Net sales for the third quarter of 2002 were $65,213,000, an increase of $1,322,000 or 2.1% compared to $63,892,000 for the third quarter of 2001.  The increase was primarily attributable to the acquisition of the assets of Valu-Bilt Tractor Parts ("Valu-Bilt") on April 5, 2002 and to a lesser extent the assets of SMC Corporation ("SMC") on August 14, 2001.

Net North American Agricultural sales were $27,883,000 in 2002 compared to $23,793,000 for the same period in 2001 an increase of $4,090,000 or 17.2%.  The increase in sales was primarily due to the acquisitions of Valu-Bilt and SMC.  The Company continued to experience a soft economy in the agricultural market, specifically in hay making products, tillage and, in general, replacement parts, all which experienced sales declines in the quarter.  The overall market is expected to be weak for the remainder of 2002 though there are some signs of strengthening due, in part, to increased corn prices and proceeds from the farm bill passed by Congress in August of this year.

Net North American Industrial sales decreased during the third quarter by $3,713,000 or 12.8% to $25,272,000 for 2002 compared to $28,985,000 during the same period in 2001.  Since the end of the first quarter of 2002, sales in this business sector have declined 30% due to a continued decline in new orders from state governmental agencies in our mower products.  Nearly every state has experienced budget shortfalls with this trend expected to create budget constraints into 2003.  Sales of Schwarze Industries sweepers have held up better than our industrial mower sales since the start of the year, but sales to contractor markets for sweepers continued to be soft due to competitive conditions.

Net European sales for the third quarter of 2002 were $12,058,000, an increase of $944,000 or 8.5%, compared to $11,114,000 during the third quarter of 2001.  The increase is mainly from improved market conditions previously affected by the foot and mouth disease in the United Kingdom (U.K.) which hurt the business during 2001.  Sales in other European markets, particularly France, continue to perform well, supporting the overall sales increase.

        Gross profit for the third quarter of 2002 was $14,130,000 (21.7% of net sales) compared to $16,777,000 (26.3% of net sales) during the same period in 2001, a decrease of $2,984,000.  The decrease in gross profit was mainly attributable to the decline in higher margin sales in the industrial market.   Additionally, the Company continued to incur higher property and casualty insurance premiums, increased warranty expense, and higher cost of  raw materials, especially steel.  The Company has spent the last two quarters trimming production overhead costs by reducing workforce as well as consolidating our Herschel and Valu-Bilt operations and the closure of one warehouse in Texas.

        Selling, general and administrative expenses ("SG&A") were $11,116,000 (17.0% of net sales) during the third quarter of 2002 compared to $10,355,000 (16.2% of net sales) during the same period of 2001, an increase of $761,000.  SG&A for the third quarter of 2002 had increased operating expenses resulting from the additions of SMC and Valu-Bilt.  Also included in operating expenses is depreciation expense from the Company's Enterprise Resource Planning ("ERP") project.  The Company did not amortize goodwill during the third quarter of 2002 due to the adoption of FAS142, which resulted in a reduction of amortization expense of $459,000 for 2002.

        Interest Expense was $557,000 for the third quarter of 2002 compared to $834,000 during the same period in 2001, a decrease of $277,000.  The decrease resulted from reduced levels of the Company's Bank Revolving Line of Credit which came from increased cash flow from lower inventory levels and collections of accounts receivable.

        The Company's net income after tax was $1,670,000 or $.17 per share on a diluted basis for the third quarter of 2002 compared to $3,784,000 or $.39 per share on a diluted basis.  This decrease of $2,114,000 was a result of factors described above.

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

        Net sales were up 6.4% to $199,510,000 for the first nine months of 2002 compared to $187,488,000 for the first nine months of 2001.  The increase of $12,022,000 was a result of the acquisitions of SMC and Valu-Bilt, which are included in the Company's Agricultural Division.  Without these acquisitions, business in the Company's core areas specifically Industrial and Agricultural, have decreased by 6.8%.

Net North American Agricultural sales were $86,362,000 for the first nine months of 2002 compared to $71,457,000 for the first nine months of 2001, representing an increase of $14,905,000 or 20.8%.  The increase in sales was due to the acquisitions of SMC and Valu-Bilt, but we continue to be impacted by the soft market conditions in the overall agriculture industry as well as dry weather conditions in agricultural markets in the mid-west section of the United States and Canada.

Net North American Industrial sales decreased for the first nine months of 2002 by $5,983,000 or 7.0% to $79,107,000 compared to $85,090,000 during the first nine months of 2001.  The decrease was primarily due to continued lower new order rates from governmental agencies primarily for our mower products.  This trend began during the fourth quarter of 2001 and is expected to continue well into 2003.  Spending levels for governmental agencies as it relates to the Company's products is expected to be on a bid to bid basis with multiple unit orders to be less frequent than in the past.

Net European sales for the first nine months of 2002 were $34,041,000, compared to $30,941,000 during the first nine months of 2001, reflecting an increase of $3,100,000 or 10.0%.  The increase was a result of a continued return to more normal market conditions in the U.K. while the foot and mouth disease negatively impacted the Company's U.K. operations for much of 2001.   The European sales were also positively impacted by the improved currency exchange rate of the Euro against the British Pound Sterling as well as the strengthening of the British Pound against U.S. Dollar.

        Gross profit for the first nine months of 2002 was $43,906,000 (22.0% of net sales) compared to $47,373,000 (25.3% of net sales) during the first nine months of 2001.  The decrease in gross profit was mainly attributable to the decline in high margin industrial sales from weakened market conditions described above as well as lower replacement parts business resulting from unfavorable market and weather conditions. The Company also continued to experience higher production costs in the form of increased property and casualty insurance premiums as well as increased cost for raw materials, especially steel, and warranty costs.

        Selling, general and administrative expenses (SG&A) for the first nine months of 2002 were $31,883,000 (16.0% of net sales) compared to $29,890,000 (15.9% of net sales) in the first nine months of 2001, an increase of $1,993,000 or 6.7%.  The acquisitions of SMC and Valu-Bilt primarily accounted for the increase and, to a lesser, extent the cost of the Company's ERP project as well as increases  in all forms of insurance premiums.

        Interest Expense was $1,990,000 for the first nine months of 2002 compared to $2,646,000 during the same time in 2001.  Lower borrowings and interest rates in 2002 compared to last year were the main cause for the decrease.

        The Company's net income after tax was $6,904,000 for the first nine months of 2002 compared to $10,153,000 for the first nine months of 2001, a decrease of $3,249,000 or 32.0% as a result of factors described above.

Liquidity and Capital Resources

        In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts Receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales.  These sales programs help spread the Company's production load during the winter months.

Alamo Group Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

As of September 30, 2002, the Company had working capital of $103,218,000, which represents a decrease of       $3,500,000 from working capital of $106,718,000 as of December 31, 2001.  The decrease in working capital was primarily attributable to reductions in accounts receivable and inventory due to seasonality.

        Capital expenditures were $2,821,000 for the first nine months of 2002 compared to $4,881,000 during the first nine months of 2001. The increase in 2001 was mainly from the purchase of ERP software and related hardware.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility described below.

        The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  In 2001, 2,000 shares were repurchased during the third quarter.  There were no shares purchased during the first nine months of 2002.

        Net cash used by financing activities was $14,705,000 during the nine-month period ending September 30, 2002, compared to $14,586,000 net cash provided by financing activities for the same period in 2001.

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants which are customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 28, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004, effective August 31, 2002.  The Company is in compliance with all such covenants as of September 30, 2002.  As of September 30, 2002, there was $23,000,000 borrowed under the revolving credit facility.  At

September 30, 2002, $2,545,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are two smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British Pounds and the other for our Canadian operation in the amount of 3,000,000 Canadian dollars.  As of September 30, 2002 there were no borrowings against the European line of credit or the Canadian line of credit.  Only the Canadian revolving credit facility is guaranteed by the Company.    The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

        Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Euro Conversion

        On January 1, 1999, the European Economic and Monetary Union (EMU) entered a three-year transition phase during which a new common currency, the "Euro," was introduced in participating countries, which established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the Euro.  From that date, the Euro has been traded on currency exchanges.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at present include continued deterioration in the Company's North American agricultural market and softening in its North American industrial markets, which may not improve until 2003; an International War that would involve the U.S. for an extended period of time; a long term dock strike on the western coast of the U.S. that could impair the Company's import of purchased goods; higher premiums and deductibles for property, casualty, product and general liability insurance; increased litigation involving larger awards; weather related issues such as drought or wet conditions; increased competition in the Company's businesses from competitors that may have greater financial resources; the impact of the weak U.S. dollar and strong British pound which increase the cost of the Company's products in foreign markets; competitive implications and price transparencies related to the Euro conversion; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; the Company's ability to maintain good relations with its employees; and the ability to retain and hire quality employees.

      In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions which often affect demand; financial market changes including increases in interest rates and fluctuations in foreign currency exchange rates; unanticipated problems or costs associated with the transition of European currencies to the Euro currency; actions of competitors; seasonal factors that could materiallyaffect the Company's industry; unforeseen litigation; government actions including reductions of budgets;regulations and legislation, especially legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability and costs of materials.

        The Company has taken proactive steps in light of these risk conditions including installation of improved information systems with an approximately $3,000,000 investment in a new ERP hardware and software package; hiring an internal auditor to improve internal systems control to comply with increasing laws and regulations; progress towards reducing risks by increased training on safety issues; cross selling products among our companies; and implementing early stages of lean initiatives which are designed to improve our efficiencies and productivity while decreasing inventory.

        The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described above, as well as others not now anticipated.  The foregoing statements are not exclusive, and further risks concerning the Company and its businesses, including factors that could materially affect the Company's financial results may emerge from time to time.  It is not possible for management to predict or assess the impact of all risk factors on the Company's businesses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

        The Company is exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices for goods and services and exchange rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

As a Result of Foreign Sales

        A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., the U.K., France and Canada.  The Company sells most of its products within the markets where they are produced and in its local currency, but certain of the Company's sales from its U.K. operations are denominated in other European currencies primarily the EURO.  As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which subsidiaries of the Company distribute their products.

        To mitigate the short-term effect of changes in currency exchange rates in the U.K. on the Company's functional currency based sales, our U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge future net foreign currency receivables over a period of six months.  As of September 30, 2002, the Company's U.K. operations had $2,260,000 in outstanding forward exchange contracts, which represents approximately 88% of the U.K.'s applicable foreign receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $500,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

As a Result of Foreign Translation

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries and Canada, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,525,000 for the period ending September 30, 2002.  Comparatively, at December 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,344,000 for the period ended September 30, 2001.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2002 was a gain of $3,023,000.  On September 30, 2002, the British Pound closed at .6375 relative to 1.00 U.S. dollar, and the Euro dollar closed at ..6479 relative to 1.00 British Pound.  At December 31, 2001 the Euro  closed at ..8915 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2001, the British Pound closed at .6823 relative to 1.00 U.S. dollar, and the French franc closed at .0917 relative to 1.00 British Pound.  No assurance can be given as to future valuation of the British Pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

        At September 30, 2002, the Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first nine months 2002 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $500,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

         Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.        OTHER INFORMATION

Item 5.            Other Information

        On July 24, 2002, Donald J. Douglass, Chairman of the Company's Board of Directors, prepaid one of his outstanding notes receivable which was due December 31, 2003, in the amount of $700,000 plus accrued interest.  Mr. Douglass had one remaining note due on December 31, 2006 to the Company for $270,000 plus interest, which was prepaid on October 18, 2002, after the close of the third quarter.

On August 1, 2002, the Company executed a continuing guaranty to secure the renewal of a revolving line of credit facility for its subsidiary, Schwarze Industries, Inc. (Schwarze).  The line of credit is provided by Ford Motor Credit Company (FMCC) under a "Master Loan and Security Agreement" (Agreement) to finance certain truck chassis purchased by Schwarze for use in its products.  The maximum amount of the line of credit is $1,500,000.  The interest rate is fixed on each advance and is calculated monthly based on the average six-month treasury bill rate as reported under the heading "Treasury Constant Maturities" listed in the Federal Reserve Statistical Release No. H (519) issued on the last Monday of each month prior to the advance.  The Agreement has no expiration date, but may be terminated by FMCC in the event of default by Schwarze or upon thirty days written notice by either party.  Interest rates on existing advances through June 30, 2002 varied from 6.05% to 7.77%.  The outstanding balance on August 1, 2002 was $463,100.

Item 6.          Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1 - Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

99.2 - Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Acto of 2002- Filed Herewith

99.3 - Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

99.4 - Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Acto of 2002- Filed Herewith

(b)   Reports on Form 8-K
 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & CEO

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President and Corporate Controller
Principal Accounting Officer