Form 10-K
period 2002-12-31
ALAMO GROUP INC
filed 2003-03-19
CIK 897077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21220

ALAMO GROUP INC. (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
DELAWARE (State or other jurisdiction of incorporation or organization)	74-1621248 (I.R.S. Employer Identification Number)

1502 East Walnut, Seguin, Texas 78155 (Address of principal executive offices)
830-379-1480 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS Common Stock, par value $.10 per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [ X ]  No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. [X]

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2) Yes [ ] No [X]

        The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of February 28, 2003 (based upon the last reported sale price of $11.25 per share) was approximately $ 69,367,489 on such date.

The number of shares of the issuer's Common Stock, par value $.10 per share, outstanding as of February 28, 2003 was 9,717,309 shares.

        Documents incorporated by reference:  Portions of the Registrant's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held on May 7, 2003, have been incorporated by reference herein (Part III).

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

General

      Alamo Group Inc., which includes its subsidiaries ("Alamo Group," or the "Company"), is a leading manufacturer of high quality equipment for right-of-way maintenance and agriculture.  Our products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.  The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy-duty cutting technologies: rotary, flail, and sickle-bar as well as other cutting technologies. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs.  The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a meaningful share of their niche markets.

      The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955.  The Company was reincorporated in Delaware in 1987.  As used herein and otherwise required by the context, the terms "Alamo Group" and "the Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.

      Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions.  The Company's first products were based on the rotary cutting technology.  Through acquisitions, the Company added flail cutting technology in 1983 and sickle-bar technology in 1984.  The Company added to its presence in the industrial and governmental markets with the acquisition of Tiger Corporation ("Tiger") in 1994.

      A thrust into agricultural mowing markets began in 1986 with the acquisition of Rhino Products Inc. ("Rhino"), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer network during a period of industry contraction. Strengthening our distribution network remains a primary focus of the Company's marketing plans for agricultural and industrial uses.  The addition of M&W Gear Company ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of hay-making equipment that complements the Rhino distribution system.  M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell Rhino and M&W products.

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

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. ("SMA") located in Orleans, France.  SMA manufacturers and sells principally a line of heavy duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts to departments of the French government.  This acquisition along with the acquisition of Forges Gorce in 1996, a flail blade manufacturer in France, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

      In late 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation ("Herschel"), a leading manufacturer and distributor of farm equipment replacement and wear parts.  In addition, the Company has concentrated on developing new products, which meet the needs of its niche market customers, and on adapting its existing products to serve other applications.

      On February 29, 2000, the Company acquired Schwarze Industries, Inc. ("Schwarze").  Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors.  The Company believes the Schwarze sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.

      On September 8, 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD ("Twose") in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer network.  Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which solidified the Company's market leadership position in the U.K.

      On November 6, 2000, the Company acquired Schulte Industries, LTD. and its related entities ("Schulte").  Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte brought to the Company a stronger Canadian presence in both marketing and manufacturing.  It also expanded the Company's range of large heavy-duty rotary mowers.

      On August 14, 2001, the Company acquired all of the assets of SMC Corporation ("SMC").  SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturers ("OEM") customers and its own SMC brand.  This acquisition expanded the product range of our agricultural division by branding a line of loaders for Rhino.

      On April 5, 2002, the Company purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts ("Valu-Bilt") located in Des Moines, Iowa, a subsidiary of Quality Stores, Inc. which was in Chapter 11 Bankruptcy.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural parts sold directly to customers through its catalogue offering and on a wholesale basis to dealers.

      On November 14, 2002, the Company through its wholly owned subsidiary, Alamo Group (EUR) Ltd., purchased substantially all of the assets of Faucheux Industries SA, ("Faucheux") a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France similar to Chapter 11 bankruptcy in the U.S.

      The Board of Directors has adopted a Code of Ethics for all employees including the CEO, Controller(Principal Accounting Officer) and those individuals performing similar functions.  The Company's Code of Business Conduct and Ethics and its most recent public filings, can be found on the Company's website (www.alamo-group.com) under the Code of Conduct tab and Investor Relations tab, respectively.

      The principal executive offices of the Company are located at 1502 East Walnut, Seguin, Texas 78155, and its telephone number is (830) 379-1480.

Marketing and Marketing Strategy

      The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer networks under the Alamo Industrial®, Tiger™, Schwarze™, Rhino®, M&W®, Fuerst®, Herschel™, Adams®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, S.M.A.® , Forges Gorce™ Twose™, Faucheux™  and other trademarks and trade names.

      Alamo Industrial equipment is principally sold to governmental end-users and, to a lesser extent, the agricultural and commercial turf markets.  Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications including the maintenance of highway, airport, recreational and other public areas. A portion of Alamo Industrial sales includes tractors, which are not manufactured by Alamo Industrial.   Municipal park agencies, golf courses and landscape maintenance contractors purchase certain Alamo Industrial mowers that deliver a fine manicured cut.

      Tiger equipment includes heavy-duty, tractor and truck mounted mowing and vegetation maintenance equipment and replacement parts.  Tiger sells to state, county, local governmental entities and related contractors through a network of dealers.  In many cases, the principal product line of Tiger's larger dealers is Tiger equipment.  Tiger's dealership network is independent of Alamo Industrial's dealership network.

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with a high-efficiency environmental sweeper and replacement parts.  Schwarze primarily sells its products to governmental agencies and independent contractors.  The Company believes that Schwarze compliments Alamo Industrial because the dealer and or end user for both products in many cases are the same.  In 2001, the Alamo Industrial Latin American territory manager began marketing Schwarze products along with Alamo Industrial products in Mexico and other Latin American countries.  In the first half of 2002, the dealer sales force of Alamo Industrial and Schwarze were combined and trained to cross-sell products. This combination will strengthen both the marketing and geographical areas for the Company.

      Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops, till fields and for haymaking.  It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-powered equipment including rotary cutters, finishing mowers, flail mowers and disc mowers.  Rhino also sells posthole diggers, scraper blades and replacement parts for all Rhino equipment.  Farm equipment dealers play the primary role in the sale of Rhino and M&W equipment.  M&W haymaking equipment uses a fixed chamber, round bale technology.  A portion of the Rhino product line is also sold through McConnel's network of agricultural tractor dealers in the U.K.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to OEM's.  In the fall of 2001, the Company introduced Rhino branded loaders and backhoes to be sold through its agricultural dealer network.  In 2002, part of the SMC backhoe line was manufactured at the Company's M&W facility in Gibson City, Illinois to relieve capacity constraints at SMC's Sioux Falls, South Dakota manufacturing facility.

      Herschel replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts; chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet stores, wholesale distributors, original equipment manufacturers and construction equipment dealers.  The acquisition of Valu-Bilt compliments the Herschel product lines while also expanding the Company's offering of after-market agricultural parts and adds a new customer group, catalog direct sales to end users.

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts.  Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S.  The Company is pursuing cross selling opportunities between Schulte and some of the Company's other product lines.  Schulte sells some of its products through Bomford in the U.K and independent distributors throughout the world.

      McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts.  McConnel equipment is sold primarily in the U.K. and France, and to a lesser extent, in other parts of Europe, Australia, and North America through independent dealers and distributors. McConnel also sells turf maintenance equipment to the golf course and leisure markets.

      Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and replacement parts.  Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K. and France and to a lesser extent, other countries in Europe, North America, Australia and the Far East.  Bomford's sales network is very similar to that of McConnel in the U.K.  Rhino and Tiger sell some of Bomford's product line in the U.S.

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts.  SMA's principal customers are French local authorities. SMA's product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.  Forges Gorce, acquired in 1996, manufactures flail blades which are sold to some of the Company's subsidiaries as well to other customers.

      Twose equipment includes light duty power arm mowers and agricultural equipment and related parts.  Twose products are manufactured at the Company's U.K. facilities but sold through its own dealer network in the U.K. and through Faucheux in France.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France but the Company has expanded Faucheux's market coverage to other countries, particularly the U.K., using the Company's existing distribution network.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 26% of the Company's total sales for the year ended December 31, 2002.  Replacement parts are more profitable and generally less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price and product quality, such purchases are also based on a dealer's service, support and loyalty to the dealer based on previous purchases as well as other factors such as product availability.

      Demand for product tends to be strongest in the spring and summer seasons.  The Company provides incentives for off-season purchases for many of its products, including discounts, as a way to even out seasonal variations in its manufacturing cycles.

Product Development

      The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2002 the Company employed 96 people in its various engineering departments, 38 of whom are degreed engineers and the balance of whom is support staff.  Amounts expended on research and development activities were approximately $2,612,000 in 2002, $2,405,000 in 2001, and $2,396,000 in 2000.  As a percent of sales Research and Development was 1.0% in 2002, 1.0% in 2001, and 1.1% in 2000 respectively and is expected to continue at similar levels in 2003.

Seasonality

      In general, the vegetation maintenance equipment industry tends to follow the seasonal buying patterns of its major customers with peak sales occurring in the second and third quarters.  Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Weather conditions and general economic conditions, however, may affect the timing of purchases.  In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance and equipment is manufactured in anticipation of such demand.  The Company utilizes a rolling twelve month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment that is ordered during off-season periods.

Competition

      The Company's products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small manufacturers and suppliers of a limited number of products mainly on a regional basis.  However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors.  There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company.  The Company believes that within the U.S. it is the largest supplier to governmental markets, a major supplier in the U.S. agricultural market and one of the largest suppliers in the European market for its mowing equipment.

Unfilled Orders

      As of December 31, 2002, the Company had unfilled customer orders of $32,071,000 compared to $40,649,000at the end of 2001.  The decrease is primarily attributable to soft market conditions in the agricultural markets and the reduced level of government spending in the industrial sector served by the Company.  Management expects that substantially all of the Company's backlog as of December 31, 2002 will be shipped during fiscal year 2003.  The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules, which in most instances are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

Sources of Supply

      The Company through its subsidiaries purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  During 2002, these products were readily available from a variety of sources in adequate quantities and at prevailing market rates.  A number of the Company's products are mounted and shipped with a tractor.  Tractors are generally available, but some delays in receiving tractors can occur throughout the year.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from foreign and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $93,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $949,000as of December 31, 2002.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Rhino®, M&W®, SMC™ Fuerst®, McConnel®, Bomford®, SMA®, Schwarze™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™ Adams® and Valu-Bilt® trademarks are the primary marks for the Company's products.  The Company also owns other trademarks, which it uses to a lesser extent such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company vigorously protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at December 31, 2002 was $115,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and should take approximately four years to complete based on current estimates.

      The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety.  A variety of state laws regulate the Company's contractual relationships with its dealers, some of which impose restrictive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements.  The Company believes it is currently in material compliance with all such applicable laws and regulations.

Employees

      As of December 31, 2002, the Company employed 1,679 full-time employees. The SMC manufacturing facility in the U.S. has a collective bargaining agreement, which covers approximately 125 employees, and the Company's European operations, McConnel, Bomford, SMA, Forges Gorce and Faucheux also have collective bargaining agreements covering 308 persons.  The Company's Herschel facility which had a collective bargaining agreement was decertified by the union in August of 2002.  The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 13 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 14 of the accompanying consolidated financial statements.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include continued depressed conditions in the Company's North American and European agricultural markets; increased competition in the Company's business from competitors;  deterioration in the Company's industrial market due to reduced governmental budgets that could affect their purchases of goods and services; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

      In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

      The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated.  The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that could potentially materially affect the Company's financial results, may emerge from time to time.  It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's businesses.

Item 2.  Properties

      At December 31, 2002, the Company utilized seven principal manufacturing plants located in the United States, five in Europe, one in Canada, and one in Australia.  Listed below are the facilities:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Gibson City, Illinois	235,000	Owned	Mechanical Mowers for Rhino and M&W, Hay Balers, Deep Tillage Equipment and Backhoes for SMC
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	After Market Farm Equipment Replacement and Wear parts for Herschel/Valu-Bilt
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Holton, Kansas	150,000	Owned	Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux
Huntsville, Alabama	100,000 36,000	Leased Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor Mounted Power Arm Flails and other Equipment for Bomford and Twose

Sioux Falls, South Dakota	60,000	Leased	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	50,000	Owned	Front-end loaders and Backhoes for OEM, SMC and Rhino
Englefeld, Saskatchewan Canada	46,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Orleans, France	40,000	Owned	Heavy Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Queensland, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadores, France	12,000	Owned	Manufactures Replacement Parts for Blades, Knives and Shackles by Forges Gorce
Warehouses	45,000 20,000	Leased Owned	Service Parts Distribution
Total	1,641,000

       Approximately 87% of the manufacturing, warehouse and office space is owned.  The Company closed its manufacturing facilities in Guymon and Wakita, Oklahoma on November 30, 2001. The Guymon facility is currently an asset held for sale and the Wakita facility was sold on January 15, 2003. The Company closed one of its warehouses during the third quarter of 2002 located in Seguin, Texas.  Also in the third quarter the Company consolidated its recently acquired Valu-Bilt Operations in Des Moines, Iowa, into its Herschel facility in Indianola, Iowa.  During the first quarter of 2003 the Company will close its warehouses in Waco, Texas and Sparks, Nevada.   Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition, and adequate for its present level of operations.

Item 3.  Legal Proceedings

      The Company is subject to various legal actions, which have arisen in the ordinary course of its business.  The most prevalent of such actions relate to product liability which are generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4a.  Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2003 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	51	President and Chief Executive Officer
Robert H. George	56	Vice President, Secretary and Treasurer
Richard J. Wehrle	46	Vice President and Corporate Controller
Donald C. Duncan	51	Vice President and General Counsel
Geoffrey Davies	55	Vice President and Managing Director, Alamo Group (EUR) Ltd.
Douglas W. Anderson	59	Executive Vice President, Alamo Group (USA) Inc. Agricultural Division
Ian Burden	48	Executive Vice President, Alamo Group (USA) Inc. Alamo Industrial Division

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

      Donald C. Duncan has been General Counsel of the Company since January 2002 and was elected Vice President in February 2003  Prior to joining the Company, Mr. Duncan was counsel for various publicly held companies in Houston, Texas and most recently was Counsel for EGL, Inc, Weatherford International Inc. and Landmark Graphics Corporation.

      Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003.  From 1988 to 1993, Mr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

      Douglas W. Anderson has been Executive Vice President of Alamo Group (USA) Inc. since July 2001 and manages the Agricultural division.  Prior to his appointment as Executive Vice President, Mr. Anderson served as Senior Vice President in charge of marketing for various public and private companies and most recently was Vice President for Telemotive Industrial Controls and PCC/Merriman Division.

      Ian Burden has been Executive Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division.  Since 1981 Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      The Company's common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 28, 2003, there were 9,717,309 shares of common stock outstanding, held by approximately 160 holders of record.  The total number of beneficial owners of the Company's common stock exceeds this number.  On February 28, 2003, the closing price of the common stock on the New York Stock Exchange was $11.25 per share.

      The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

High and low stock prices for the last two fiscal years were:

2002				2001
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2002	$16.50	$13.50	$.06	March 31, 2001	$15.63	$13.06	$.06
June 30, 2002	17.15	15.00	.06	June 30, 2001	15.12	13.60	.06
September 30, 2002	16.40	12.30	.06	September 30, 2001	14.70	12.60	.06
December 31, 2002	12.75	11.25	.06	December 31, 2001	14.05	12.95	.06

      On January 3, 2003, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 5, 2003, to holders of record as of January 17, 2003. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

Securities authorized for issuance under equity compensation plans are incorporated in this Item 5, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the caption "Aggregated Option Grants and Exercises in Last Fiscal Year and Fiscal Year-end Option Values."

Item 6.  Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2002	2001	2000	1999	1998
Operations:
Net sales	$259,435	$246,047	$215,874	$176,608	$200,553
Income before income taxes	9,774	16,606	15,890	9,696	6,535
Net income	6,382	10,812	10,770	6,102	4,115
Percent of sales	2.5%	4.4%	5.0%	3.5%	2.1%
Earnings per share
Basic	.66	1.11	1.11	0.63	0.42
Diluted	.65	1.11	1.11	0.63	0.42
Dividends per share	.24	.24	.24	0.34	0.43
Average common shares
Basic	9,713	9,706	9,698	9,722	9,714
Diluted	9,789	9,787	9,759	9,726	9,730
Financial Position:
Total assets	$191,222	$185,921	$173,408	$132,795	$161,638
Short-term debt and current maturities	2,583	3,013	1,484	526	487
Long-term debt, excluding current maturities	27,833	36,315	30,355	5,469	35,858
Stockholders' equity	$130,478	$121,813	$114,539	$108,030	$106,906

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

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Sales data in thousands:	2002	2001	2000

North American
Agricultural	$ 110,784	$ 97,978	$ 79,752
Industrial	100,905	108,001	95,867
European	47,746	40,068	40,255
Total net sales	$ 259,435	$ 246,047	$ 215,874

Cost and profit margins, as percentages of net sales:

Cost of sales	79.4%	75.8%	75.8%
Gross margin	20.6%	24.2%	24.2%
Selling, general and administrative expense	16.2%	16.3%	16.1%
Income from operations	4.4%	7.9%	8.1%
Income before income taxes	3.8%	6.8%	7.4%
Net income	2.5%	4.4%	5.0%

Results of Operations

Fiscal 2002 compared to Fiscal 2001

The Company's net sales in the fiscal year ending December 31, 2002 ("2002") were $259,435,000, an increase of $13,388,000 or 5.4% compared to $246,047,000 for the fiscal year ended December 31, 2001 ("2001").  The increase in sales was attributable to the acquisition of Valu-Bilt in April 2002 and Faucheux in November 2002 as well as a full year of SMC sales which was acquired in August 2001.  Internal sales within the Company fell 6.6%.

North American Agricultural Sales (Net) were $110,784,000 in 2002 compared to $97,978,000 in 2001 representing an increase of $12,806,000 or 13.1%.  The increase was primarily from a full year of SMC sales which was reflected for only four months in 2001 and the acquisition of Valu-Bilt.  The Company experienced soft market conditions throughout the year as well as drought conditions in the mid-west section of the United States and western Canada.   A decline in net farm income and the delay in receiving benefits from the United States Department of Agriculture 2002 Farm Bill were also negative factors that affected the market.

North American Industrial Sales (Net) in 2002 were $100,905,000 compared to $108,001,000 in 2001, a $7,096,000 or 6.6% decrease.  During the last three quarters of 2002, sales of mowing products in this business sector have fallen approximately 30% due primarily to a continuing decline in new orders from state governmental agencies.  Nearly every state experienced budget short falls in 2002 and this trend is expected to continue in 2003.  Sales of Schwarze sweepers held up better than our industrial mowers but direct sales to contractors continued to be soft due to extremely competitive conditions, increased operating costs due primarily to fuel cost increases and the weak economy.

European Sales (Net) increased $7,678,000 or 19.2% to $47,746,000 in 2002 compared to $40,068,000 in 2001.  The increase is mainly from the acquisition of Faucheux and improved market conditions previously adversely affected by the foot and mouth disease in the U.K.  Sales in other European markets, particularly France, performed well despite sluggish market conditions.

    Gross margins for 2002 were $53,544,000 (20.6% of net sales) compared to $59,529,000 (24.2% of net sales) in 2001.  More than half of the decrease in gross profit was attributable to the decline of higher margin sales in the industrial market.  Additionally, to a lesser extent, the Company continued to incur higher property and casualty insurance premiums, increased warranty expense and higher costs of raw materials, especially steel which was affected by U.S. tariffs enacted in 2002 on imported steel.  In the last three quarters of 2002 the Company has trimmed production overhead costs by reducing workforce as well as consolidating our Herschel and Valu-Bilt operations and the closure of one warehouse in Texas in the third quarter.

Selling, general and administrative expenses ("SG&A") were $42,112,000 (16.2% of net sales) in 2002 compared to $40,173,000 (16.3% of net sales) in 2001.  The increase of $1,939,000 over 2001 primarily resulted from the additions of SMC for a full year in 2002 of $873,000 as well as, $798,000 related to the acquisitions of Valu-Bilt and Faucheux.  Also, the Company incurred relocation expenses for the combining of the Valu-Bilt and Herschel facilities in the amount of $497,000 and a full year of depreciation expense of $420,000 from the Company's Enterprise Resource Planning ("ERP") project.  The Company did not amortize goodwill during 2002 due to the adoption of FAS142, which resulted in a reduction of amortization expense of $1,732,000.

Interest expense was $2,426,000 in 2002 compared to $3,284,000 in 2001, an $858,000 or 26.1% decrease. Lower borrowings and interest rates in 2002 compared to the prior year were the main reasons for the decrease.

The Company's net income for 2002 was $6,382,000 compared to $10,812,000 in 2001 due largely to the factors described above.

Fiscal 2001 compared to Fiscal 2000

      The Company's net sales in the fiscal year ending December 31, 2001 ("2001") were $246,047,000, an increase of $30,173,000 or 14.0% compared to $215,874,000 for the fiscal year ended December 31, 2000 ("2000").  The increase in sales was primarily attributable to the acquisition of SMC on August 14, 2001 as well as a full year of Schulte revenue in 2001 and, to a lesser extent, internal growth.

North American Agricultural sales (Net) were $97,978,000 in 2001 compared to $79,752,000 in 2000, representing an increase of $18,226,000 or 22.9%.  The revenue growth was primarily from the Schulte and SMC acquisitions; however the Rhino product line continued to show internal growth despite soft conditions in the agricultural market. The M&W and Herschel products showed decreases in sales as demand for balers and tillage equipment continued to be down throughout the year.

North American Industrial sales (Net) in 2001 were $108,001,000 compared to $95,867,000 in 2000, a $12,134,000 or 12.7% increase.  The acquisition of Schulte Industries was reflected for a full year representing the majority of the increase as well as increased revenue from Alamo Industrial products.  Sales of Schwarze sweepers to direct contract markets were down throughout the year due to the soft market and highly competitive bids from major competitors though their dealer sales mainly to governmental entities were up.  The Industrial market was adversely affected by the events of September 11th, which resulted in a decline in new orders during the fourth quarter of 2001 compared to the fourth quarter of the previous year.

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

      Gross Margins for 2001 were $59,529,000 (24.2% of net sales) compared to $52,151,000 (24.2% of net sales) in 2000.  Margins in 2001 were up mainly from the acquisitions of Schulte and SMC.  Closure costs from the shutdown of the Company's Guymon Oklahoma facility had a negative affect on margins during the year. In addition margin percentages for 2001 were negatively impacted by product mix of lower replacement parts sales, which are generally at higher margins.

      Selling, general and administrative expenses ("SG&A") were $40,173,000 (16.3% of net sales) in 2001 compared to $34,650,000 (16.1% of net sales) in 2000.  The increase of $5,523,000 over 2000 was primarily due to the addition of Schulte and SMC as well as costs from the Company's ERP project during the year.  Additional costs for the ERP project are expected for 2002 but not at the levels of costs incurred during 2001.

      Interest expense for 2001 was $3,284,000 compared to $2,190,000 in 2000, a $1,094,000 or 50.0% increase.  The purchases of Schulte and SMC with bank borrowings were the primary reasons for the increase in interest expense for the year.

      Net Income for 2001 was $10,812,000 compared to $10,770,000 in 2000 due to the factors described above.

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has on going cash requirements, which are necessary to conduct the Company's business including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first quarter and early spring of the year and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales.  These sales help balance the Company's production during the first and fourth quarters.

        As of December 31, 2002, the Company had working capital of $104,132,000, which represents a decrease of $2,586,000 from working capital of $106,718,000 as of December 31, 2001.

      Capital expenditures were $5,479,000 for 2002, compared to $7,074,000 for 2001.  Capital expenditures for 2003 are expected to be in line with 2002.  The 2001 amount included increased spending on the Company's ERP project, which was approximately $1,800,000.  The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 2001, the Company repurchased 2,000 shares in the third quarter.  No shares were repurchased in 2002.   The authorization to repurchase shares remains available.

      Net cash provided by operating activities was $27,598,000 for 2002, compared to $8,230,000 for 2001. The increase of cash from operating activities resulted primarily from reduced inventory stocking levels and higher accounts payable and accrued liabilities from the Valu-Bilt and Faucheux acquisitions.

      Net cash provided by financing activities was $8,697,000 for 2002, compared to net cash provided of $5,546,000 for 2001

      The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants which are customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 26, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004, effective August 31, 2002.  The Company is in compliance with all such covenants as of December 31, 2002.  As of December 31, 2002, there was $27,000,000 borrowed under the revolving credit facility.  At December 31, 2002, $2,500,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British Pounds another for our Canadian operation in the amount of 3,000,000 Canadian dollars and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2002 there were no borrowings against the European or Canadian lines of credit.  The Australian line of credit is secured by a letter of credit from the Company which is included in the amount of our standby letters of credit.  The Australian facility had $800,000 Australian dollars outstanding at December 31, 2002.  Of the three smaller lines of credit, only the Canadian revolving credit facility is guaranteed by Alamo Group Inc.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

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

       Upon adoption of FAS 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Provisions of FAS 142, states that any impairment loss identified upon adoption of this standard, is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss recognized of FAS 142 is recorded as a charge to current period earnings.

      On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  The Company had a possible impairment at Step No.1, as the Company's market value was below it's book value.  After reviewing Step No. 2, it was determined that the Agricultural segment was possibly impaired.  This resulted in an analysis of a five year projection of the agricultural segment.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2002 the net book value of goodwill was $19,873,000.

The following table shows the effect of the adoption of FAS 142 on the Company's net income as of December 31, 2002, 2001 and 2000 as if the adoption had occurred on January 1, 2000:

	Actual	Pro-forma	Pro-forma
		December 31,

(in thousands, except earnings per share)	2002	2001	2000
Net Income - as reported	$6,382	$10,812	$10,770
Amortization (net of tax)	-	1,129	895
Adjusted Net Income	$6,382	$11,941	$11,665
Basic Earnings per share - as reported	$.66	$1.11	$1.11
Amortization (net of tax)	-	0.12	.09
Adjusted Basic Earnings per share	$.66	$1.23	$1.20
Diluted Earnings per share - as reported	$.65	$1.11	$1.11
Amortization (net of tax)	-	0.12	.09
Adjusted Diluted Earnings per share	$.65	$1.23	$1.20

      The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144) in August 2001.  FAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of: and other related accounting guidance.  FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively.  The Company adopted FAS 144 in the first quarter of 2002.  The Company has evaluated the effect of the adoption of FAS 144, and the Company believes it does not have a material impact to its consolidated financial statements.

The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.  The Company's U.K. subsidiaries have hedged 88% of their exposure to foreign exchange rate movement for accounts receivable through March 28, 2003.

At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000.  At December 31, 2002, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $89,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $58,000 and the deferred income tax was adjusted to a $31,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $58,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 12, and Technical Corrections ("Statement 145").  Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of

Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued.  The Company has elected to early adopt this statement effective January 1, 2002.  Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146").  Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity."  It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination."  Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not believe that adoption of this statement will materially impact the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretations").  The Interpretation applies to contracts or indemnifications agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party.  The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report.  Management believes there is no impact on the Company's financial position or result of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148").  Statement 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123' s fair value method of account for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method.  The Company adopted the disclosure provisions required in Statement 148 and have provided the necessary disclosures within Note 1 of the financial statements.

Critical Accounting Policies

Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90 day basis.  The Company's U.S. operations have Uniform Commercial Code ("UCC") filings on all wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $1,733,000 at December 31, 2002 and $1,266,000 at December 31, 2001.  The increased requirement was primarily from the acquisition of Faucheux and, to a lesser extent, continued soft market conditions in the agricultural sector.

Sales Discounts

      At December 31, 2002 the Company had $5,414,000 in reserves for sales discounts compared to $4,549,000 at December 31, 2001 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

      The Company had $4,454,000 at December 31, 2002 and $3,857,000 at December 31, 2001 in reserve to cover obsolescence and slow moving inventory.  The increase is primarily due to the acquisitions of Valu-Bilt and Faucheux that occurred during 2002.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that is deemed to be either included or excluded from this classification.

       The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customer's warranty for up to one year on all whole good units and 90 days for parts.

      Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating that based on twelve months sales with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time he receives the unit and puts it into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The warranty reserve balance was $2,899,000 at December 31, 2002 and $2,138,000 at December 31, 2001.  The increase was related to the growth in sales and a higher claims experience primarily in the industrial division.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      The Company is exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

International Sales

      A portion of the Company's operations consist of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies.  As a result, the Company's financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distributes their products.

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of December 31, 2002, the Company had $2,630,000 outstanding in forward exchange contracts related to accounts receivable, additionally there was an exchange contract of $9,284,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $2,860,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sale of its products in international markets.  Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations.  At December 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,120,000 for the year ending December 31, 2002.  Comparatively, at December 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,614,000 for the year-ended December 31, 2001.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2002 was a gain of $4,550,000.  On December 31, 2002, the British pound closed at .6212 relative to 1.00 U.S. dollar, and the Euro dollar closed at 1.0500 relative to 1.00 U.S. dollar.  By comparison, on December 31, 2001, the British pound closed at .6868 relative to 1.00 U.S. dollar, and Euro dollar closed at .8915 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2002 average interest rate under these borrowings, the Company's 2001 interest expense would have changed by approximately $540,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements

      The financial statements and supplementary data described in Item 14(a)1 of this report and included on pages F-1 through F-23 of this Report are incorporated herein by reference.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers

      There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."  See also the information in Item 4a. of Part I of this Report.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

Item 13.  Certain Relationships and Related Transactions

      There is incorporated in this Item 13, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

Item 14.  Disclosure Controls and Procedures

      The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed, as defined in Rules 13a - 14(c) and 15d-14(c), under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  These disclosure controls and procedures were evaluated under the direction of the Company's Chief Executive Officer and Chief Accounting Officer on March 5, 2003, within the last 90 days.  Based on such evaluations, the Chief Executive Officer and Chief Accounting Officer have concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Accounting Officer.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(a)3.      Exhibits

      The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits.

 INDEX TO EXHIBITS

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents

3.1	-	Certificate of Incorporation, as amended, of Alamo Group Inc.	Form S-1, February 5, 1993
3.2	-	By-Laws of Alamo Group Inc.	Form 10-K, March 29, 1996
10.1	-	Warrant Agreement between Alamo Group Inc. and Capital Southwest Corporation, dated November 25, 1991	Form S-1, February 5, 1993
*10.2	-	1993 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 2, 1993	Form S-1, February 5, 1993
*10.3	-	Alamo Group Inc. Executive Loan Program of 1991	Form S-1, March 18, 1993
*10.4	-	1994 Incentive Stock Option Plan, adopted by the Board of Directors on January 25, 1994	Form 10-K, March 28, 1994
10.8	-	Form of indemnification agreements with Directors of Alamo Group Inc.	Form 10-Q, May 15, 1997
10.9	-	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Form 10-Q, May 15, 1997
*10.12	-	Incentive Compensation Plan, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.13	-	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.19	-	1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.20	-	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.21	-	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13,2001	Schedule 14A, May 3, 2001
10.22	-	$70,000,000 Unsecured Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated August 31, 2001	Form 10-Q, September 30, 2001
10.23		First Loan Modification Agreement (to the $70,000,000 Unsecured Revolving Credit Agreement) dated September 26, 2002 Effective as of August 31, 2002.	Form 10-Q, September 30, 2002
21.1	-	Subsidiaries of the Registrant	Form 10-K, March 28, 2002
23.1	-	Consent of Ernst & Young LLP	Filed Herewith
99.1	-	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
99.2	-	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*  Compensatory Plan

(b)    Reports on Form 8-K filed during the last quarter of 2002

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.

Date: March 19, 2003	By: /s/ RONALD A. ROBINSON
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board and Director	March 19, 2003

/s RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer, Principal Financial Officer)	March 19, 2003

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President and Corporate Controller (Principal Accounting Officer)	March 19, 2003

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 19, 2003

/s/ DAVID H. MORRIS David H. Morris	Director	March 19, 2003

/s/ JAMES B. SKAGGS James B. Skaggs	Director	March 19, 2003

/s/ WILLIAM R. THOMAS William R. Thomas	Director	March 19, 2003

I, Ronald A. Robinson, President and Chief Executive Officer, certifies that:

1.       I have reviewed this annual report on Form 10-K of Alamo Group Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Ronald A. Robinson
Ronald A. Robinson
President & CEO

I, Richard J. Wehrle, Vice-President, Corporate Controller and Principal Accounting Officer, certifies that:

1.       I have reviewed this annual report on Form 10-K of Alamo Group Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003	/s/ Richard J. Wehrle
Vice-President, Corporate Controller &
Principal Accounting Officer

ALAMO GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2002 and 2001	F-3
Consolidated Statements of Income
Years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and its subsidiaries as of December 31, 2002 and December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and its subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

San Antonio, Texas
March 14, 2003

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,583	$4,186
Accounts receivable	59,720	57,768
Inventories	63,512	64,044
Deferred income taxes	4,282	4,307
Prepaid expenses	1,593	1,773
Total current assets	134,690	132,078

Property, plant and equipment	75,160	66,779
Less: Accumulated depreciation	(43,431)	(37,961)
	31,729	28,818

Goodwill	19,873	18,470
Assets held for sale	1,430	1,595
Other assets	3,500	4,960

Total assets	$191,222	$185,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$15,216	$12,860
Income taxes payable	79	161
Accrued liabilities	12,680	9,326
Current maturities of long-term debt	2,583	3,013
Total current liabilities	30,558	25,360

Long-term debt, net of current maturities	27,833	36,315
Deferred income taxes	2,353	2,433
Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,759,909 and 9,753,409 issued at December 31, 2002 and December 31, 2001, respectively	976	975
Additional paid-in capital	51,345	51,282
Treasury stock, at cost; 42,600 shares at December 31, 2002 and December 31, 2001.	(426)	(426)
Retained earnings	78,544	74,493
Accumulated other comprehensive income	39	(4,511)
Total stockholders' equity	130,478	121,813

Total liabilities and stockholders' equity	$191,222	$185,921

            See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2002	2001	2000
Net sales:
North American
Agricultural	$110,784	$97,978	$79,752
Industrial	100,905	108,001	95,867
European	47,746	40,068	40,255
Total net sales	259,435	246,047	215,874

Cost of sales	205,891	186,518	163,723
Gross profit	53,544	59,529	52,151

Selling, general and administrative expense	42,112	40,173	34,650
Income from operations	11,432	19,356	17,501

Interest expense	(2,426)	(3,284)	(2,190)
Interest income	503	609	760
Other income (expense), net	265	(75)	(181)
Income before income taxes	9,774	16,606	15,890

Provision for income taxes	3,392	5,794	5,120
Net income	$6,382	$10,812	$10,770

Net income per common share:
Basic	$.66	$1.11	$1.11
Diluted	$.65	$1.11	$1.11
Average common shares:
Basic	9,713	9,706	9,698
Diluted	9,789	9,787	9,759

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders'
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 1999	9,695	$974	$50,775	$(400)	$57,568	$(887)	$108,030

Net income	-	-	-	-	10,770	-	10,770
Translation adjustment	-	-	-	-	-	(2,127)	(2,127)
Total comprehensive income	-	-	-	-	-	-	8,643
Sale of common stock	9	-	194	-	-	-	194
Dividends paid ($.24 per share)	-	-	-	-	(2,328)	-	(2,328)
Balance at December 31, 2000	9,704	$974	$50,969	$(400)	$66,010	$(3,014)	$114,539

Net income	-	-	-	-	10,812	-	10,812
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of FAS 133, net of taxes $27	-	-	-	-	-	(50)	-
Net derivative loss, net of taxes $27	-	-	-	-	-	(49)	-
Reclassification adjustment for loss included in net income, net of taxes $41	-	-	-	-	-	76	-
						(23)
Translation adjustment	-	-	-	-	-	(1,474)	(1,497)
Total comprehensive income	-	-	-	-	-	-	9,315
Purchase of treasury stock, at cost	(2)	-	-	(26)	-	-	(26)
Sale of common stock	9	1	313	-	-	-	314
Dividends paid ($.24 per share)	-	-	-	-	(2,329)	-	(2,329)
Balance at December 31, 2001	9,711	$975	$51,282	$(426)	$74,493	$(4,511)	$121,813

Net income	-	-	-	-	6,382	-	6,382
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of FAS 133, net of taxes $8	-	-	-	-	-	(22)	-
Net derivative loss, net of taxes $31	-	-	-	-	-	58	-
Reclassification adjustment for gain included in net income, net of taxes $13	-	-	-	-	-	24	-
						60
Translation adjustment	-	-	-	-	-	4,490	4,550
Total comprehensive income		-	-	-	-	-	10,932
Sale of common stock	6	1	63		-	-	64
Dividends paid ($.24 per share)	-	-	-		(2,331)	-	(2,331)
Balance at December 31, 2002	9,717	$976	$51,345	$(426)	$78,544	$39	$130,478

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2002	2001	2000
Operating Activities
Net income	$6,382	$10,812	$10,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	637	372	450
Depreciation	5,368	4,416	4,441
Amortization	181	1,914	1,558
Provision for deferred income tax benefit	(48)	1,136	266
Gain on sale of equipment	(40)	(1,676)	(219)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,177)	(4,241)	(6,358)
Inventories	9,039	(998)	(2,511)
Prepaid expenses and other	3,732	1,459	(236)
Trade accounts payable and accrued liabilities	3,710	(5,215)	2,167
Income taxes payable	(186)	251	(1,318)
Net cash provided by operating activities	27,598	8,230	9,010

Investing Activities
Acquisitions, net of cash acquired	(9,408)	(7,880)	(24,453)
Purchase of property, plant and equipment	(5,479)	(7,074)	(12,650)
Proceeds from sale of property, plant and equipment	287	2,516	530
Purchase of long-term investment	201	-	(500)
Equity method investment	(779)	-	-
Net cash used by investing activities	(15,178)	(12,438)	(37,073)

Financing Activities
Net change in bank revolving credit facility	(8,200)	6,400	28,800
Principal payments on long-term debt and capital leases	(871)	1,189	(813)
Dividends paid	(2,331)	(2,329)	(2,328)
Proceeds from sale of common stock	65	312	194
Cost of common stock repurchased		(26)	-
Net cash provided (used) by financing activities	(11,337)	5,546	25,853

Effect of exchange rate changes on cash	314	(81)	(220)
Net change in cash and cash equivalents	1,397	1,257	(2,430)
Cash and cash equivalents at beginning of the year	4,186	2,929	5,359
Cash and cash equivalents at end of the year	$5,583	$4,186	$2,929

Cash paid during the year for:
Interest	$2,033	$3,379	$1,876
Income taxes	3,830	5,091	7,561

See accompanying notes.

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

      The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2002, the Company had $2,630,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $9,284,000 relating to a short-term inter-company cash transfer maturing in January 2003.  The maximum exposure of the December 31, 2002 contracts that the Company expects to incur during the first quarter of 2003 is approximately a $58,000 gain.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2002, 2001 and 2000, such transactions netted a gain of $37,000, a loss of $117,000, and a loss of $204,000, respectively.

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

Goodwill

      Goodwill is related to purchase acquisitions and, with minor exceptions, was being amortized over fifteen years from respective acquisition dates.  Goodwill is shown net of amortization of $8,724,000 and $8,146,000 for the years ended December 31, 2002 and 2001, respectively.  The difference in the accumulated amortization between 2002 and 2001 is the translation adjustment relating to goodwill in the Company's foreign operations.  In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142).

      Upon adoption of FAS 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Provisions of FAS No. 142 states that any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss recognized of FAS No. 142 is recorded as a charge to current period earnings.

      On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  The Company had a possible impairment at Step No.1, as the Company's market value was below it's book value.  After reviewing Step No. 2, it was determined that the Agricultural segment was possibly impaired.  This resulted in an analysis of a five year projection of the agricultural segment.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2002 the net book value of goodwill was $19,873,000.

       The following table shows the effect of the adoption of FAS 142 on the Company's net income as of December 31, 2002, 2001 and 2000 as if the adoption had occurred on January 1, 2000:

	Actual	Pro-forma	Pro-forma
	December 31,
(in thousands, except earnings per share)	2002	2001	2000
Net Income - as reported	$6,382	$10,812	$10,770
Amortization (net of tax)	-	1,129	895
Adjusted Net Income	$6,382	$11,941	$11,665
Basic Earnings per share - as reported	$.66	$1.11	$1.11
Amortization (net of tax)	-	0.12	.09
Adjusted Basic Earnings per share	$.66	$1.23	$1.20
Diluted Earnings per share - as reported	$.65	$1.11	$1.11
Amortization (net of tax)	-	0.12	.09
Adjusted Diluted Earnings per share	$.65	$1.23	$1.20

Long-Term Investments

      At December 31, 2002 and 2001, respectively, the Company had $1,799,000 and $2,000,000 invested in a Small Business Investment Company which is carried at cost in Other assets.  The Company received a payment of $201,000 during the second quarter of 2002 which was treated as a return of capital.  Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in Other assets in the accompanying financial statements, is not determinable at this date.

Patents and Trademarks

      The Company owns various U.S. and international patents which had a net book value of $949,000 as of December 31, 2002 and $1,032,000 as of December 31, 2001.  It expensed approximately $93,000 in 2002, $99,000 in 2001, and $93,000 in 2000 as amortization against these patents.  While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

Related Party Transactions

      Notes Receivable from a retired officer of the Company was zero and $970,000 for the years ended December 31, 2002 and 2001, respectively and are included in Other assets.  The Notes Receivable was for Mr. Douglass, Chairman of the Board, who prepaid the entire principal balances and accrued interest during 2002.

Revenue Recognition

      Product revenue is recognized when the product is shipped.  Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer.  Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months.  These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date.  Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer.  These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed.  The reserves for discounts are reviewed and adjusted annually. The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

Accounting for Internal Use Software

      The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in March 1998.  SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1.  The Company has purchased and capitalized approximately $1,994,000 net of depreciation at December 31, 2002 and approximately $2,220,000 net of deprecation at December 31, 2001.  The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of seven years.

Shipping and Handling Costs

      In September 2000, the Emerging Issues Task Force issued EITF 00-10, which requires disclosure of shipping and handling costs that are not included in costs of goods sold.  The Company's policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2002, 2001 and 2000 was approximately $3,071,000, $2,335,000 and $2,171,000, respectively.  Advertising and marketing expense is included in Selling, general and administrative expense ("SG&A").

Research and Development

      Product development and engineering costs charged to Selling, general and administrative expense amounted to $ 2,612,000, $2,405,000, and $2,396,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Federal Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

Stock-Based Compensation

      Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, and elected to continue to use the intrinsic value method in accounting for its stock option plans.  Accordingly, no compensation cost has been recognized in the financial statements for these plans.  Had compensation costs for the Company's stock based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below.

	December 31,
(In thousands, except per share amounts)	2002	2001	2000

Net income as reported	$6,382	$10,812	$10,770
Fair Value of
Compensation cost (tax affected)	(172)	(157)	(146)

Pro forma Net Income	6,210	10,655	10,624
Earnings per share (diluted)
As reported	$.65	$1.11	$1.11
Fair Value of Compensation Cost	(.02)	(.02)	(.01)

Pro forma earnings per share	$.63	$1.09	$1.10

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2002, 2001, and 2000:

	December 31,
	2002	2001	2000

Risk-free interest rate	6.0%	6.0%	6.0%
Dividend Yield	0.0-3.8%	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%	24-68%
Weighted Average Expected Life	3.3 years	4.0 years	4.0 years

2.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(In thousands, except per share amounts)	2002	2001	2000

Net income	$6,382	$10,812	$10,770

Average common shares:
BASIC (weighted-average outstanding shares) ...	9,713	9,706	9,698

Dilutive potential common shares from stock options and warrants	76	81	61
DILUTED (weighted-average outstanding shares)	9,789	9,787	9,759

Basic earnings per share	$.66	$1.11	$1.11

Diluted earnings per share	$.65	$1.11	$1.11

      Stock options totaling 24,092 shares in 2002 and 16,083 shares in 2001, were not included in the diluted earnings per share calculation as the exercise price was above the market price at December 31, 2002 and at December 31, 2001 respectively, which made them antidilutive.

3.  TERMINATION OF OPERATIONS

      On November 30, 2001, the Company completed the closing of its manufacturing facilities in Guymon and Wakita Oklahoma.  The inventory and some of the assets were relocated to its Indianola, Iowa location.  The remaining machinery and equipment as well as the land and building are currently assets held for sale at their net book value of $1,430,000.  On February 27, 2001, the Company sold its trucking operations and on December 31, 2001 sold its related land and building in Seguin, Texas.  The Company had previously closed its manufacturing facility located in La Grange, Illinois during 1999 and the facility was subsequently sold on January 24, 2001.  The Company closed one of its warehouses located in Seguin, Texas during the third quarter of 2002.  Also in the third quarter the Company consolidated its recently acquired Valu-Bilt Operations in Des Moines, Iowa, into its Herschel facility in Indianola, Iowa.

4.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2002
Allowance for doubtful accounts	$ 1,266	$ 683	$ 75	$ (291)	$ 1,733
Reserve for sales discounts	4,549	15,512	10	(14,657)	5,414
Reserve for inventory obsolescence	3,857	430	547	(380)	4,454
2001
Allowance for doubtful accounts	$ 1,322	$ 361	$ 27	$ (443)	$ 1,266
Reserve for sales discounts	4,105	14,802	(3)	(14,355)	4,549
Reserve for inventory obsolescence	4,201	421	452	(1,217)	3,857
2000
Allowance for doubtful accounts	$ 1,231	$ 284	$ 929	$ (1,122)	$ 1,322
Reserve for sales discounts	3,591	14,283	(3)	(13,766)	4,105
Reserve for inventory obsolescence	5,216	(466)	(204)	(345)	4,201

Allowance for Doubtful Accounts

            The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

            The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90 day basis.  The Company has Uniform Commercial Code ("UCC") filings on all wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain only a reserve over its cost which usually represents the margin on the original sales price.

            The bad debt reserve balance was $1,733,000 at December 31, 2002 and $1,266,000 at December 31, 2001.  The increased requirement was primarily needed due to the continued soft market conditions in the agricultural sector.

Sales Discounts

            At December 31, 2002 the Company had $5,414,000 in reserves for sales discounts compared to $4,549,000 at December 31, 2001 on product shipped to our customers under various promotional programs.  The increase was primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

           The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Between 85% to 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

             The Company had $4,454,000 at December 31, 2002 and $3,857,000 at December 31, 2001 in reserve to cover obsolescence and slow moving inventory.  The increase is primarily due to the acquisitions of Valu-Bilt and Faucheux that happened during 2002.The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that is deemed to be either included or excluded from this classification.

      The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

5.  INVENTORIES

      Inventories valued at LIFO cost represented 59% and 63% of total inventory for the years ended December 31, 2002 and 2001, respectively.  The excess of current costs over LIFO-valued inventories was $4,381,000 and $4,755,000 at December 31, 2002 and December 31, 2001, respectively.  Impact on the 2002 Income Statement was $374,000 of income.  Inventories consisted of the following on a basis net of reserves:

	December 31,
(in thousands)	2002	2001
Finished wholegoods and parts	$52,742	$41,947
Work in process	4,950	13,844
Raw materials	5,820	8,253
	$63,512	$64,044

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2002	2001	Useful Lives
Land	$4,587	$3,935
Buildings and improvements	23,174	21,592	15-25 yrs.
Machinery and equipment	34,134	28,506	5 yrs.
Office furniture and equipment	7,391	7,142	5 yrs.
Computer Software	2,395	2,220	7 yrs.
Transportation equipment	3,479	3,384	3-5 yrs.
	75,160	66,779

Accumulated depreciation	(43,431)	(37,961)
	$31,729	$28,818

Property, plant and equipment at December 31, 2002 and December 31, 2001 include $2,276,000 and $2,295,000, respectively, for buildings, machinery and equipment held under capitalized leases.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2002	2001
Salaries, wages and bonuses	$3,411	$3,323
Warranty	2,899	2,138
State Taxes	1,069	191
Pensions	971	704
Accrued Interest	313	269
Other	4,017	2,701
	$12,680	$9,326

8.  LONG-TERM DEBT

      The components of long-term debt at are as follows:

	December 31,
(in thousands)	2002	2001
Bank revolving credit facility	$27,000	$35,200
Capital lease obligations	1,164	1,525
Other notes payable	2,252	2,603
Total long-term debt	30,416	39,328
Less current maturities	2,583	3,013
	$27,833	$36,315

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants which are customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 26, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004, effective August 31, 2002.  The Company is in compliance with all such covenants as of December 31, 2002.  As of December 31, 2002, there was $27,000,000 borrowed under the revolving credit facility.  At December 31, 2002, $2,500,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British Pounds another for our Canadian operation in the amount of 3,000,000 Canadian dollars and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2002 there were no borrowings against the European or Canadian lines of credit.  The Australian is secured by a letter of credit included in the amount of our standby letters of credit.  The Australian facility has $800,000 Australian dollars outstanding at December 31, 2002.  Of the three smaller lines of credit, only the Canadian revolving credit facility is guaranteed by Alamo Group Inc.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

      The aggregate maturities of long-term debt, as of December 31, 2002, are as follows: $2,548,000 in 2003, $27,575,000 in 2004, $245,000 in 2005, zero in 2006 and zero in 2007 and $20,000 thereafter.

      Long-term debt is stated at estimated fair value because of variable interest rates.

9.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2002	2001	2000
Income before income taxes:
North American	$2,538	$11,473	$11,742
International	7,236	5,133	4,148
	$9,774	$16,606	$15,890

      The provision for income taxes consists of:

	December 31,
(in thousands)	2002	2001	2000
Current:
Federal	$820	$2,848	$3,527
Foreign	2,472	1,654	1,331
State	155	274	217
	3,447	4,776	5,075
Deferred:
Federal	12	992	(37)
Foreign	(67)	26	82
	(55)	1,018	45
Total income taxes	$3,392	$5,794	$5,120

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2002	2001	2000
Statutory U.S. federal tax at 34%	$3,323	$5,646	$5,403
Increase (reduction) from:
Non-U.S. taxes	(55)	(65)	22
U.S. State taxes	102	180	143
Other	22	33	(448)
Provision for income taxes	$3,392	$5,794	$5,120
Actual tax rate	35%	35%	32%

      The $448,000 credit amount in 2000 was from research and development tax credits filed during the year.  At December 31, 2002, the Company had unremitted earnings of international subsidiaries of $31,836,000.  These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax.  Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practical to determine the amount of this liability.

            The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2002	2001
Deferred tax asset:
Inventory	$1,215	$1,268
Accounts receivable	1,691	1,341
Depreciation	219	1,015
Deferred compensation	323	324
Net operating loss carry-forwards		37
Insurance	315	304
Other current	948	795
Other non-current	1,304	981
Deferred tax assets	$6,015	$6,065
Less current tax liability	1,733	1,758
Total deferred tax assets	$4,282	$4,307
Deferred tax liability:
Difference between book basis and tax basis of assets	$3,155	$3,061
Other	931	1,130
Deferred tax liability	4,086	4,191
Less current tax liability	1,733	1,758
Total deferred tax liability	$2,353	$2,433

      At December 31, 2002, net current deferred tax assets were $4,282,000 ($4,307,000 in 2001).  Net non-current deferred tax liabilities were $2,353,000 ($2,433,000 in 2001).

10.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In 2001, the Company repurchased 2,000 shares in the third quarter.  No shares were repurchased in 2002.  The authorization to repurchase shares remains available.

      Subsequent to December 31, 2002, the Company declared and paid a dividend of $.06 per share.

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

      On August 31, 1999, the stockholders of the Company approved amending the 1994 ISO Plan.  The amendment was filed on Schedule 14A, dated July 30, 1999.  During the period ended December 31, 1999, options to purchase 101,000 shares have been granted.  At December 31, 1999, the Company has reserved 385,525 shares of common stock for these options.

      On February 12, 2003, the Board of Directors approved an administrative amendment to the ("1994 ISO Plan").  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.

Following is a summary of activity in the Incentive Stock Option Plan for the periods indicated:

	December 31,
	2002	2001	2000
Options outstanding at beginning of year	86,600	92,550	101,800
Granted	21,000	16,000	-
Exercised	(6,000)	(9,150)	(8,450)
Cancelled	(5,000)	(12,800)	(800)
Options outstanding at end of year	96,600	86,600	92,550
Options exercisable at end of year	34,000	20,800	11,750
Options available for grant at end of year	156,200	172,200	175,400

      Per share option prices, for options outstanding at December 31, 2002, ranged from $8.9375 to $14.63.

Nonqualified Options

      On February 2, 1993, the Company granted nonqualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  During 2002, 2001 and 2000, no shares were exercised, and the remaining 20,000 shares remain outstanding unexercised and expired on January 30, 2003.

      On July 7, 1999, the Company granted 200,000 shares of the Company's Common Stock from the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercised price of $8.9375 per share being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2002, 2001 and 2000, no shares were exercised.

      On May 3, 2001, the Stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted an option to purchase 5,000 shares of the Company's Common Stock to Messrs. Goldress, Morris, Simpson, Skaggs, and Thomas respectively at an exercise price of $13.96 per share being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shared after each succeeding year until the option is fully exercisable.  Mr. Simpson's options were cancelled as a result of his death in 2001.  During 2002, 500 shares were exercised.

Following is a summary of activity in the nonqualified option plans for the periods indicated:

	December 31,
	2002	2001	2000
Options outstanding at beginning of year.	240,000	220,000	220,000
Granted	-	25,000	-
Exercised	(500)	-	-
Cancelled	-	(5,000)	-
Options outstanding at end of year	239,500	240,000	220,000
Options exercisable at end of year	143,500	100,000	60,000
Options available for grant at end of year	180,000	180,000	200,000

12.  RETIREMENT BENEFIT PLANS

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2002, 2001 and 2000 were $779,000, $643,000, and $508,000, respectively.

      Four of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit.  Contributions were $344,000 in 2002, $350,000 in 2001, and $312,000 in 2000.

13.  SEGMENT REPORTING

 At December 31, 2002 the following audited financial information is segmented:

	December 31,
(in thousands)	2002	2001	2000
Net Revenue
Agricultural	$110,784	$97,978	79,752
Industrial	100,905	108,001	95,867
European	47,746	40,068	40,255
Consolidated	259,435	246,047	215,874

Operating Income
Agricultural	$2,361	$7,259	3,471
Industrial	3,899	8,374	9,793
European	5,172	3,723	4,237
Consolidated	11,432	19,356	17,501

Total Identifiable Assets
Agricultural	$79,548	$82,219	73,128
Industrial	58,884	63,835	61,040
European	52,790	39,867	39,240
Consolidated	191,222	185,921	173,408

14.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

      Following is selected financial information on the Company's international operations:

	December 31,
(in thousands)	2002	2001	2000
Net sales	$65,111	$57,627	$44,505
Income from operations	7,380	5,778	4,253
Income before income taxes and allocated interest expense	7,236	5,133	4,148
Identifiable assets	66,533	52,134	53,344

Following is other selected geographic financial information on the Company's operations:

	December 31,
(in thousands)	2002	2001	2000
Geographic net sales:
United States	$206,116	$190,983	$173,802
United Kingdom	18,863	16,570	15,212
France	21,260	16,949	17,981
Canada	5,827	13,730	540
Other	7,369	7,815	8,339
Total net sales	$259,435	$246,047	$215,874

Geographic location of long lived assets:
United States	$33,755	$35,165	$36,145
United Kingdom	10,666	9,740	10,698
France	5,250	2,661	3,033
Canada	6,360	5,862	6,873
Australia	199	278	391
Total long lived assets	$56,230	$53,706	$57,140

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

      For 2002, 2001 and 2000 the Company's Comprehensive Income was $10,932,000, $9,315,000, and $8,643,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2002	2001	2000
Foreign currency translation adjustments	$(21)	$(4,488)	$(3,014)
Net derivative gain (loss), net of taxes	60	(23)	-
Total accumulated other Comprehensive Income	39	(4,511)	(3,014)

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and transportation equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2002, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2003	$928	542
2004	722	549
2005	447	245
2006	82	-
2007	4	-
Thereafter	1	-
Total minimum lease payments	$2,184	1,336
Less amount representing interest		172
Present value of net minimum lease payments		1,164
Less current portion		452
Long-term portion		$712

      Rental expense for operating leases was $ 1,583,000 for 2002, $ 1,687,000 for 2001, and $1,928,000 for 2000.

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the cleanup reserve. The balance in the environmental liability at December 31, 2002 was $115,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and should take approximately four years to complete based on current estimates.

      The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company.  The loans were subject to approval by the Compensation Committee of the Board of Directors.  All loans are secured by a pledge of the shares being purchased.  Each loan bears interest at prime and is payable annually.  The executive loan program has been terminated and beginning March 2001, each employee must make annual principal payments equal to 10% of the amount loaned to the employee.  As of December 31, 2002, and 2001, $31,000 and $32,000, respectively, were outstanding under the program and are included in additional paid-in capital.  The executive loan program has expired.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2002 and 2001 is presented below.  Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.  (In thousands, except per share amounts):

	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$64,777	$69,520	$65,213	$59,925	$56,830	$66,766	$63,892	$58,559
Gross profit	14,361	15,415	14,130	9,638	14,391	16,205	16,777	12,156
Net income (loss)	2,509	2,725	1,670	(522)	2,893	3,476	3,784	660
Earnings per share
Diluted	$.26	$.28	$.17	$(.05)	$.30	$.36	$.39	$.07
Average shares
Diluted	9,793	9,809	9,787	9,717	9,792	9,788	9,790	9,779
Dividends per share	$.06	$.06	$.06	$.06	$.06	$.06	$.06	$.06
Market price of common stock
High	$16.50	$17.15	$16.40	$12.75	$15.63	$15.12	$14.70	$14.05
Low	$13.50	$15.00	$12.30	$11.25	$13.06	$13.60	$12.60	$12.95

18.  ACQUISITIONS AND INVESTMENTS

During 2002 and 2001 the Company made the following acquisition:

  On August 14, 2001, the Company acquired substantially all of the assets of SMC Corporation for approximately $8,000,000 in cash and no goodwill was paid.  SMC manufactures front end loaders and backhoes principally for OEM customers and under its own brand.  This acquisition expanded the product range of our agricultural division.

  On April 5, 2002, the Company, purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts ("Valu-Bilt") for approximately $6,900,000.  Valu-Bilt was located in Des Moines, Iowa, a subsidiary of Quality Stores, Inc. which was in Chapter 11 Bankruptcy.  There was no goodwill paid.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural parts directly to customers through its catalogue offering and on a wholesale basis to dealers.

  On November 14, 2002, the Company through its wholly owned subsidiary, Alamo Group (EUR) Ltd., purchased substantially all of the assets of Faucheux Industries SA, ("Faucheux") a leading French manufacturer of front-end loaders and attachments for approximately $2,639,000 which included $500,000 in goodwill.  The Company acquired Faucheux out of administration which is a form of bankruptcy in France similar to Chapter 11 bankruptcy in the U.S.

      The pro forma statement of the Company assuming the transactions were completed at January 1, 2001 is listed in the following table:

	December 31
(in thousands except for per share)	2002	2001
Net Sales	$289,305	$294,194
Net Income	$7,424	$12,795
Diluted Earnings per Share	$.76	$1.35

The following table summarizes the estimated fair value of the Company's assets acquired and liabilities assumed at the date of merger:

	December 31
(in thousands)	2002	2001
Current Assets	$11,169	$19,249
Property, plant and equipment	2,345	4,300
Intangible assets	697	697
Other assets	40	40
Total assets acquired	$14,251	$24,286

Current liabilities	4,518	6,671
Long-term debt	-	-
Deferred income taxes	-	-
Other long-term liabilities	-	-
Total liabilities assumed	$4,518	$6,671
Net assets acquired	$9,733	$17,615