Form 10-Q
period 2003-03-31
ALAMO GROUP INC
filed 2003-05-14
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X No ___

At May 1, 2003, 9,717,909 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION
Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6	Exhibits and Reports on Form 8K

SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,838	$5,583
Accounts receivable	80,015	59,720
Inventories	66,469	63,512
Deferred income taxes	4,406	4,282
Prepaid expenses	2,287	1,593
Total current assets	155,015	134,690

Property, plant and equipment	75,810	75,160
Less: Accumulated depreciation	(44,775)	(43,431)
	31,035	31,729

Goodwill	20,167	19,873
Assets held for sale	1,390	1,430
Other assets	3,368	3,500

Total assets	$210,975	$191,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	20,817	15,216
Income taxes payable	(661)	79
Accrued liabilities	11,815	12,680
Current maturities of long-term debt	44,545	2,583
Total current liabilities	76,516	30,558

Long-term debt, net of current maturities	716	27,833
Deferred income taxes	2,491	2,353

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,760,509 & 9,759,909 issued and outstanding at March 31, 2003and December 31, 2002	976	976
Additional paid-in capital	51,354	51,345
Treasury stock, at cost; 42,600 shares at March 31, 2003 & December 31, 2002	(426)	(426)
Retained earnings	78,680	78,544
Accumulated other comprehensive income	668	39
Total stockholders' equity	131,252	130,478

Total liabilities and stockholders' equity	$210,975	$191,222

See accompanying notes.

                                                                                            3

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2003	2002
Net sales:
North American
Agricultural	$26,438	$29,116
Industrial	25,781	25,504
European	15,152	10,157
Total net sales	67,371	64,777

Cost of sales	54,983	50,416
Gross profit	12,388	14,361

Selling, general and administrative expense	11,006	9,959
Income from operations	1,382	4,402

Interest expense	(471)	(688)
Interest income	102	125
Other income, net	95	9
Income before income taxes	1,108	3,848
Provision for income taxes	443	1,339
Net Income	$665	$2,509

Net income per common share:
Basic	$.07	$0.26
Diluted	$.07	$0.26
Average common shares:
Basic	9,717	9,710
Diluted	9,764	9,793

Dividends declared	$.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2003	2002
Operating Activities
Net income	$665	$2,509
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	164	117
Depreciation	1,400	1,337
Amortization	48	38
Provision for deferred income tax benefit	2	(39)
Gain on sale of property, plant & equipment	(8)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(20,227)	(18,492)
Inventories	(2,503)	596
Prepaid expenses and other assets	(529)	(123)
Trade accounts payable and accrued liabilities	2,566	3,911
Income taxes payable	1,278	(145)
Net cash used by operating activities	(17,144)	(10,298)

Investing Activities
Acquisitions, net of cash acquired	-	-
Purchase of property, plant and equipment	(749)	(679)
Proceeds from sale of property, plant and equipment	90	22
Purchase of long-term investment	-	-
Sale of long-term investment	-	-
Net cash used by investing activities	(659)	(657)

Financing Activities
Net change in bank revolving credit facility	13,500	15,250
Principal payments on long-term debt and capital leases	1,255	2
Dividends paid	(583)	(583)
Proceeds from sale of common stock	9	2
Cost of common stock repurchased	-	-
Net cash provided by financing activities	14,181	14,671

Effect of exchange rate changes on cash	(123)	(30)
Net change in cash and cash equivalents	(3,745)	3,686
Cash and cash equivalents at beginning of the period	5,583	4,186
Cash and cash equivalents at end of the period	$1,838	$7,872

Cash paid during the period for:
Interest	$485	$567
Income taxes	$819	$1,569

See accompanying notes.

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,824,000 and $1,733,000 at March 31, 2003 and December 31, 2002, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 60% and 59% of total inventory at March 31, 2003 and December 31, 2002, respectively.  The excess of current costs over LIFO valued inventories were $4,381,000 at March 31, 2003 and at December 31, 2002.  Inventory obsolescence reserves were $4,764,000 at March 31, 2003 and $4,454,000 at December 31, 2002.  The increase in obsolescence reserve was due to exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	March 31, 2003	December 31, 2002

Finished goods	$54,453	$52,742
Work in process	3,413	4,950
Raw materials	8,603	5,820
	$66,469	$63,512

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	March 31,
	2003	2002

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

   Stock-Based Compensation

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, and elected to continue to use the intrinsic value method in accounting for its stock option plans.  Accordingly, no compensation cost has been recognized in the financial statements for these plans.  Had compensation costs for the Company's stock based employee compensation plans been determined based upon a fair value method consistent with SFAS 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below.

	March 31,
(In thousands, except per share amounts)	2003	2002

Net income as reported	$665	$2,509
Fair Value of
Compensation cost (tax affected)	(43)	(39)

Pro forma Net Income	622	2,470
Earnings per share (diluted)
As reported	$.07	$.26
Fair Value of Compensation Cost	-	-

Pro forma earnings per share	$.07	$.26

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2003 and 2002:

	March 31,
	2003	2002

Risk-free interest rate	6.0%	6.0%
Dividend Yield	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	3.3 years	4.0 years

6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended
	March 31,
(In thousands, except per share)	2003	2002
Net Income	$665	$2,509

Average Common Shares:
BASIC (weighted-average outstanding shares) .	9,717	9,710

Dilutive potential common shares from stock options and warrants	47	83
DILUTED (weighted-average outstanding shares)	9,764	9,793

Basic earnings per share	$.07	$.26

Diluted earnings per share	$.07	$.26

  Segment Reporting

At March 31, 2003 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2003	2002

Net Revenue
Agricultural	$26,438	$29,116
Industrial	25,781	25,504
European	15,152	10,157
Consolidated	$67,371	$64,777

Operating Income
Agricultural	$(521)	$1,448
Industrial	767	820
European	1,136	1,023
Consolidated	$1,382	$4,402

Total Identifiable Assets
Agricultural	$92,343	$100,694
Industrial	64,076	64,710
European	54,556	40,718
Consolidated	$210,975	$206,122

8.       Accounting Standards and Disclosures

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

      On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  The Company had a possible impairment at Step No.1, as the Company's market value was below its book value.  After reviewing Step No. 2, it was determined that the Agricultural segment was possibly impaired.  This resulted in an analysis of a five-year projection of the agricultural segment.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At March 31, 2003, the net book value of goodwill was $20,167,000.

      The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144) in August 2001.  FAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance.  FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively.  The Company adopted FAS 144 in the first quarter of 2002.  The Company has evaluated the effect of the adoption of FAS 144, and the Company believes it does not have a material impact to its consolidated financial statements.

The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.  The Company's U.K. subsidiaries have hedged 95% of their exposure to foreign exchange rate movement for accounts receivable through September 28, 2003.

At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000.  At December 31, 2002, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were adjusted to an asset of $89,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $58,000 and the deferred income tax was adjusted to a $31,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $58,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation").  The Interpretation applies to contracts or indemnifications agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party.  The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report.  Management believes there is no impact on the Company's financial position or result of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148").  Statement 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of account for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method.  The Company adopted the disclosure provisions required in Statement 148 and have provided the necessary disclosures within Note 1 of the financial statements.

9  .  Critical Accounting Policies

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

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company's U.S. operations have Uniform Commercial Code ("UCC") filings on practically all wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $1,824,000 at March 31, 2003 and $1,733,000 at December 31, 2002.  The increased requirement was primarily from continued soft market conditions in the agricultural sector.

Sales Discounts

       At March 31, 2003 the Company had $6,440,000 in reserves for sales discounts compared to $5,414,000 at December 31, 2002 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and are shipped through the first quarter of 2003.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

The Company had $4,764,000 at March 31, 2003 and $4,454,000 at December 31, 2002 in reserve to cover obsolescence and slow moving inventory. The increase was due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that is deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days for parts.

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

      The warranty reserve balance was $3,053,000 at March 31, 2003 and $2,899,000 at December 31, 2002.  The increase was related to the growth in sales and a higher claims experience primarily in the industrial division.

Product Liability

      At March 31, 2003 the Company had accrued $238,000 in reserves for product liability cases compared to $144,000 at December 31, 2002.  The Company accrues on a case by case basis and adjusts the balance quarterly.

      During 2002, the self insured retention was $250,000 per product liability case but has since been increased to $500,000 at the renewal date which was September 30, 2002.  The Company continues to aggressively defend its products, but the risk to the Company has gone up accordingly.

10.  Comprehensive Income

During the first quarter of 2003 and 2002, Comprehensive Income amounted to $1,294,000 and $1,885,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended
	March 31,
(in thousands)	2003	2002
Net Income	$665	$2,509
Foreign currency translations adjustment	629	(624)

Comprehensive Income	$1,294	$1,885

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,
(in thousands)	2003	2002

Foreign currency translation	$668	$(5,135)

Accumulated other comprehensive income	$668	$(5,135)

11.  Contingent Matters

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the cleanup reserve. The balance in the environmental liability at March 31, 2003, was $130,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and should take approximately four years to complete based on current estimates.

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
Sales Data In Thousands	2003	2002
North American
Agricultural	39.2%	44.9%
Industrial	38.3%	39.4%
European	22.5%	15.7%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2003	2002

Gross margin	18.4%	22.2%
Income from operations	2.0%	6.8%
Income before income taxes	1.6%	5.9%
Net income	1.0%	3.9%

 Results of Operations

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net sales for the first quarter of 2003 were $67,371,000, an increase of $2,594,000 or 4.0% compared to $64,777,000 for the first quarter of 2002.  The increase was primarily attributable to the acquisitions of Valu-Bilt Tractor Parts ("Valu-Bilt") on April 5, 2002 and Faucheux Industries SA ("Faucheux") on November 14, 2002.

Net North American Agricultural sales were $26,438,000 in 2003 compared to $29,116,000 for the same period in 2002 a decrease of $2,678,000 or 9.2%.  The decrease was attributable to a variety of factors. These include continued soft market conditions, lower net farm incomes and less than anticipated results from the U.S. Farm Bill enacted in 2002.  This has been further exacerbated by increased fuel prices and the outbreak of war.  As a result dealer inventories have grown putting pressure on both pricing and new product sales.

Net North American Industrial sales increased during the first quarter by $277,000 or 1.0% to $25,781,000 for 2003 compared to $25,504,000 during the same period in 2002.  The increase came from higher sales from Schwarze sweepers.  Industrial mower sales continued to decline because of budget constraints at state governmental agencies as well as city and other municipalities.

Net European Sales for the first quarter of 2003 were $15,152,000, an increase of $4,995,000 or 49.1% compared to $10,157,000 during the first quarter of 2002.  The increase was a result of the acquisition of Faucheux and internal sales growth due to aggressive marketing initiatives despite a weak market.

Gross profit for the first quarter of 2003 was $12,388,000 (18.4% of net sales) compared to $14,361,000 (22.2% of net sales) during the same period in 2002, a decrease of $1,973,000.  The decrease was mainly attributable to the decline in sales of higher margin products and higher level of discounts and incentives in the industrial and agricultural markets.  Also negatively impacting margins were lower plant utilization in some of our U.S. operations.

Selling, general and administrative ("SG&A") were $11,006,000 (16.3% of net sales) during the first quarter of 2003 compared to $9,959,000 (15.4% of net sales) during the same period of 2002, an increase of $1,047,000.  SG&A for the first quarter of 2003 increased as a result of the addition of Valu-Bilt and Faucheux in the amount of $932,000.

            Interest expense was $471,000 for the first quarter of 2003 compared to $688,000 during the same period in 2002, a decrease of $217,000 reflecting lower interest rates.

            The Company's net income after tax was $665,000 or $.07 per share on a diluted basis for the first quarter of 2003 compared to $2,509,000 or $.26 per share on a diluted basis for the first quarter of 2002.  The decrease of $1,844,000 resulted from factors described above.

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

As of March 31, 2003, the Company had working capital of $118,999,000 which represents an increase of $14,867,000 from working capital of $104,132,000 as of December 31, 2002.  The increase in working capital was primarily from higher accounts receivable levels due to seasonality and the acquisition of Valu-Bilt and Faucheux.

Capital expenditures were $749,000 for the first three months of 2003, compared to $679,000 during the first three months of 2002.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2000 shares were repurchased during the third quarter.  There were no shares purchased during 2002 as well as the first quarter of 2003.

Net cash provided by financing activities was $14,181,000 during the three month period ending March 31, 2003, compared to $14,671,000 net cash provided by financing activities for the same period in 2002.

The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company can borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 26, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004, effective August 31, 2002.  As of March 31, 2003, there was $40,500,000 borrowed under the revolving credit facility.  At March 31, 2003, $2,470,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  The Australian facility is secured by a letter of credit issued by the Company.  As of March 31, 2003 there were 161,000 British pounds borrowed against the European line of credit, no borrowings against the Canadian line of credit and 800,000 Australian dollars outstanding.  The Canadian revolving credit facility is guaranteed by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

At March 31, 2003 the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio which was based on total debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 and an amendment to its credit agreement until June 15, 2003, during which time the Company and its lenders will work toward an amendment to the Revolving Credit Agreement to revise the covenant to cure the default.  Due to this technical default our line of credit has been classified as a current maturity on our March 31, 2003 balance sheet.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Forward-Looking Information

Part I of this Annual Report on Form 10‑K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

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

        To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2003, the Company had $1,120,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $300,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

   Exposure to Exchange Rates as a Result of International Sales

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $218,000 for the period ending March 31, 2003.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,044,000 for the period ended March 31, 2002.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2003 was a gain of $629,000.  On March 31, 2003, the British pound closed at .6960 relative to 1.00 U.S. dollar, and the Euro dollar closed at 1.0899 relative to 1.00 British pound.  At December 31, 2002 the British pound closed at .6212 relative to 1.00 U.S. dollar and the Euro dollar closed at 1.0500 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2002, the British pound closed at .7013 relative to 1.00 U.S. dollar, and the Euro dollar closed at .8716 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2003 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $800,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

(b)   Reports on Form 8-K
Alamo Group Inc. First Quarter 2003 Press Release Filed May 7, 2003

Alamo Group Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

Date: May 14, 2003	/s/Ronald A. Robinson
Ronald A. Robinson
President and CEO

/s/Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

I, Ronald A. Robinson, President and Chief Executive Officer, certifies that:

1.   I have reviewed this quarterly report on Form 10-Q of Alamo Group Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Ronald A. Robinson
Ronald A. Robinson
President & CEO

I, Richard J. Wehrle, Vice President, Corporate Controller and Principal Accounting Officer, certifies that:

1.   I have reviewed this quarterly report on Form 10-Q of Alamo Group Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Richard J. Wehrle
Vice President, Corporate Controller &
Principal Accounting Officer