Form 10-Q
period 2003-06-30
ALAMO GROUP INC
filed 2003-08-11
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

Yes X No ___

At AUGUST 1, 2003, 9,717,909 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2003 and December 31, 2002 (Audited)

	Interim Condensed Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2003 and June 30, 2002

	Interim Condensed Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2003 and June 30, 2002

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$2,830	$5,583
Accounts receivable	77,696	59,720
Inventories	66,064	63,512
Deferred income taxes	4,418	4,282
Prepaid expenses	1,630	1,593
Total current assets	152,638	134,690

Property, plant and equipment	77,467	75,160
Less: Accumulated depreciation	(46,570)	(43,431)
	30,897	31,729

Goodwill	20,911	19,873
Assets held for sale	1,290	1,430
Other assets	3,485	3,500

Total assets	$209,221	$191,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	21,407	15,216
Income taxes payable	353	79
Accrued liabilities	13,082	12,680
Current maturities of long-term debt	2,126	2,583
Total current liabilities	36,968	30,558

Long-term debt, net of current maturities	32,616	27,833
Deferred income taxes	2,516	2,353

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,760,509 and 9,759,909 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	976	976
Additional paid-in capital	51,355	51,345
Treasury stock, at cost; 42,600 shares at June 30, 2003 and December 31, 2002	(426)	(426)
Retained earnings	81,371	78,544
Accumulated other comprehensive income	3,845	39
Total stockholders' equity	137,121	130,478

Total liabilities and stockholders' equity	$209,221	$191,222

                                                                         See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net sales:
North American
Agricultural	$26,750	$29,363	$53,188	$58,479
Industrial	29,460	28,331	55,241	53,835
European	17,326	11,826	32,478	21,983
Total net sales	73,536	69,520	140,907	134,297

Cost of sales	56,692	54,105	111,675	104,521
Gross profit	16,844	15,415	29,232	29,776

Selling, general and administrative expense	11,635	10,808	22,641	20,767
Income from operations	5,209	4,607	6,591	9,009

Interest expense	(631)	(745)	(1,102)	(1,433)
Interest income	155	128	257	253
Other income (expense), net	396	55	491	64
Income before income taxes	5,129	4,045	6,237	7,893

Provision for income taxes	1,861	1,320	2,304	2,659
Net income	$3,268	$2,725	$3,933	$5,234

Net income per common share:
Basic	$0.34	$0.28	$0.40	$0.54
Diluted	$0.33	$0.28	$0.40	$0.54
Average common shares
Basic	9,718	9,711	9,718	9,711
Diluted	9,767	9,809	9,766	9,801

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2003	2002
Operating Activities
Net income	$3,933	$5,234
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	198	208
Depreciation	2,813	2,681
Amortization	119	84
Provision for deferred income tax benefit	10	(42)
Gain on sale of equipment	(529)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(16,822)	(10,129)
Inventories	(950)	2,315
Prepaid expenses and other assets	260	1,304
Trade accounts payable and accrued liabilities	5,582	5,637
Income taxes payable	219	488
Net cash provided (used) by operating activities	(5,167)	7,736

Investing Activities
Acquisitions, net of cash acquired	-	(6,627)
Purchase of property, plant and equipment	(1,547)	(1,671)
Proceeds from sale of property, plant and equipment	740	80
Net cash used by investing activities	(807)	(8,218)

Financing Activities
Net change in bank revolving credit facility	5,000	3,800
Principal payments on long-term debt and capital leases	(852)	(849)
Dividends paid	(1,166)	(1,165)
Proceeds from sale of common stock	10	10
Net cash provided by financing activities	2,992	1,796

Effect of exchange rate changes on cash	229	530
Net change in cash and cash equivalents	(2,753)	1,844
Cash and cash equivalents at beginning of the period	5,583	4,186
Cash and cash equivalents at end of the period	$2,830	$6,030

Cash paid during the period for:
Interest	$1,231	$1,183
Income taxes	$1,953	$2,340

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

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,921,000 and $1,733,000 at June 30, 2003 and December 31, 2002, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 60% and 59% of total inventory at June 30, 2003 and December 31, 2002, respectively.  The excess of current costs over LIFO valued inventories were $4,381,000 at June 30, 2003 and at December 31, 2002.  Inventory obsolescence reserves were $4,983,000 at June 30, 2003 and $4,454,000 at December 31, 2002.  The increase in obsolescence reserve was due to exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	June 30, 2003	December 31, 2002

Finished goods	$53,669	$52,742
Work in process	4,476	4,950
Raw materials	7,919	5,820
	$66,064	$63,512

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

        Dividends declared and paid on a per share basis were as follows:

	Six Months Ended
	June 30,
	2003	2002

Dividends declared	$0.12	$0.12
Dividends paid	0.12	0.12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income as reported	$3,268	2,725	$3,933	$5,234
Fair Value of
Compensation cost (tax affected)	(43)	(39)	(86)	(78)

Pro forma Net Income	3,225	2,686	3,847	5,156

Basic Earnings per share (basic)
As reported	$0.34	0.28	$0.40	$0.54
Fair Value of Compensation Cost	-	-	(0.01)	(0.01)
Pro forma earnings per share (basic)	$0.34	0.28	$0.39	$0.53

Basic Earnings per share (diluted)
As reported	$0.34	0.28	$0.40	$0.54
Fair Value of Compensation Cost	-	-	(0.01)	(0.01)
Pro forma earnings per share (diluted)	$0.34	0.28	$0.39	$0.53

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2003 and 2002:

	June 30,
	2003	2002

Risk-free interest rate	3.4%	6.0%
Dividend Yield	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	3.3 years	4.0 years

 6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net Income	$3,268	$2,725	$3,933	$5,234

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,718	9,711	9,718	9,711

Dilutive potential common shares from stock options and warrants	49	98	48	90
Diluted (weighted-average outstanding shares)	9,767	9,809	9,766	9,801

Basic earnings per share	$0.34	$0.28	$0.40	$0.54

Diluted earnings per share	$0.33	$0.28	$0.40	$0.54

   7.   Debt

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The Company's line of credit has been classified as a long-term maturity on our June 30, 2003 balance sheet. The amendment in its entirety is filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.

   8.   Segment Reporting

At June 30, 2003 and June 30, 2002 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2003	2002	2003	2002

Net Revenue
Agricultural	$26,750	$29,363	$53,188	$58,479
Industrial	29,460	28,331	55,241	53,835
European	17,326	11,826	32,478	21,983
Consolidated	73,536	69,520	140,907	134,297

Operating Income
Agricultural	$1,181	$1,406	$660	$3,684
Industrial	2,460	1,518	3,227	2,619
European	1,568	1,683	2,704	2,706
Consolidated	5,209	4,607	6,591	9,009

Total Identifiable Assets
Agricultural	$89,147	$96,649	$89,147	$96,649
Industrial	61,944	60,472	61,944	60,472
European	58,130	45,821	58,130	45,821
Consolidated	209,221	202,942	209,221	202,942

9.       Accounting Standards and Disclosures

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

            On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  The Company had a possible impairment at Step No.1, as the Company's market value was below its book value.  After reviewing Step No. 2, it was determined that the Agricultural segment was possibly impaired.  This resulted in an analysis of a five-year projection of the agricultural segment.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At June 30, 2003, the net book value of goodwill was $20,911,000.

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

The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.  The Company's U.K. subsidiaries have hedged 77% of their exposure to foreign exchange rate movement for accounts receivable through December 30, 2003.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 12, and Technical Corrections ("Statement 145").  Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company elected to early adopt this statement effective January 1, 2002.  Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation").  The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or an equity security of the guaranteed party.  The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report.  Management believes there is no impact on the Company's financial position or result of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148").  Statement 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of account for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method.  The Company adopted the disclosure provisions required in Statement 148 and has provided the necessary disclosures within Note 1 of the financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," effective for fiscal years or interim periods beginning after June 15, 2003.  FIN 46 addresses accounting for, and disclosure of, variable interest entities.  FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities.  We have adopted the disclosure provisions of FIN 46 during the second quarter of 2003 and it did not have a significant effect on our financial position or results of operations.  We continue to evaluate the potential effects of the consolidation provisions of FIN 46 that will be adopted during the quarter ended September 30, 2003.

10.  Comprehensive Income

During the second quarter of 2003 and 2002, Comprehensive Income amounted to $6,445,000 and $6,225,000 respectively.

 The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002
Net Income	$3,268	$2,725	$3,933	$5,234
Foreign currency translations adjustment	3,177	3,500	3,806	2,876

Comprehensive Income	$6,445	$6,225	$7,739	$8,110

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	June 30,
(in thousands)	2003	2002

Foreign currency translation	$3,845	$(1,635)

Accumulated other comprehensive income	$3,845	$(1,635)

11.  Contingent Matters

            The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relate to product liability, which is generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.  The Company believes that the reserves allocated to these matters are sufficient.  Reserve balances are evaluated on a quarterly basis and, if necessary, adjustments are made.

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the cleanup reserve. The balance in the environmental liability at June 30, 2003, was $145,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and should take approximately four years to complete based on current estimates.

   Subsequent Event

            On July 7, 2003, the Company purchased the land and building where its Tiger operation is located in Sioux Falls, South Dakota.  Tiger Corporation was acquired in December of 1994 and the land and building were rented at that time under a ten year capital lease.  The purchase price was $1,780,000 and included cancellation of the remaining term of the lease through December 2004.

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2003	2002	2003	2002
North American
Agricultural	36.4%	42.2%	37.8%	43.5%
Industrial	40.1%	40.8%	39.2%	40.1%
European	23.5%	17.0%	23.0%	16.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2003	2002	2003	2002

Gross profit	22.9%	22.2%	20.7%	22.2%
Income from operations	7.1%	6.6%	4.7%	6.7%
Income before income taxes	7.0%	5.8%	4.4%	5.9%
Net income	4.4%	3.9%	2.8%	3.9%

Results of Operations

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Net sales for the second quarter of 2003 were $73,536,000, an increase of $4,016,000 or 5.8% compared to $69,520,000 for the second quarter of 2002.  The increase was primarily attributable to the acquisition of Faucheux Industries SA ("Faucheux") on November 14, 2002.

Net North American Agricultural sales were $26,750,000 in 2003 compared to $29,363,000 for the same period in 2002 a decrease of $2,613,000 or 8.9%.  The decrease was attributable to continued soft market conditions which has resulted in increased dealer inventory levels. Farm income began to receive distribution benefits from the U.S. Farm Bill enacted in 2002, but not until late in the quarter.

Net North American Industrial sales increased during the second quarter by $1,129,000 or 4.0% to $29,460,000 for 2003 compared to $28,331,000 during the same period in 2002. Industrial mower sales continued to struggle reflecting modest increases over 2002, but were still well below historical levels.  Budget constraints at state governmental agencies as well as city and other municipalities continue to affect the industrial sector.  Sales of Schwarze sweepers were slightly higher than 2002 but continue to be soft in the direct sales area due to continued higher fuel costs and competitive conditions.

Net European Sales for the second quarter of 2003 were $17,326,000, an increase of $5,500,000 or 46.5% compared to $11,826,000 during the second quarter of 2002.  The increase was a result of the acquisition of Faucheux and internal sales growth due to aggressive marketing initiatives despite a weak market.

Gross profit for the second quarter of 2003 was $16,844,000 (22.9% of net sales) compared to $15,415,000 (22.2% of net sales) during the same period in 2002, an increase of $1,429,000.  The increase was mainly attributable lower production overhead costs.  The Company began to reduce its workforce in the second quarter of 2002, streamlined plant utilization and consolidated the Valu-Bilt and Herschel operations, all resulting in the improved gross margin.  We continue to experience declines in sales of higher margin products and higher level of discounts and incentives in the industrial and agricultural markets.

Selling, general and administrative expense ("SG&A") were $11,635,000 (15.7% of net sales) during the second quarter of 2003 compared to $10,808,000 (15.5% of net sales) during the same period of 2002, an increase of $827,000.  SG&A for the second quarter of 2003 increased mainly as a result of the addition of Faucheux in the amount of $617,000.

            Interest expense was $631,000 for the second quarter of 2003 compared to $745,000 during the same period in 2002, a decrease of $114,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense) was $396,000 of income during the second quarter of 2003 compared to $65,000 expense in the second quarter of 2002.  The Company sold land adjacent to its Texas facility and recorded a $365,000 gain.  The remaining $31,000 in 2003 were exchange rate gains on foreign currency contracts on accounts receivable transactions in our European operations.

            The Company's net income after tax was $3,268,000 or $.33 per share on a diluted basis for the second quarter of 2003 compared to $2,725,000 or $.28 per share on a diluted basis for the second quarter of 2002.  The increase of $543,000 resulted from the factors described above.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net sales for the first six months of 2003 were $140,907,000, an increase of $6,610,000 or 4.9% compared to $134,297,000 for the first six months of 2002.  The increase was primarily attributable to the acquisition of Faucheux Industries SA ("Faucheux") on November 14, 2002 and to a lessor extent, the acquisition of Valu-Bilt on April 5, 2002.

Net North American Agricultural sales were $53,188,000 in 2003 compared to $58,479,000 for the same period in 2002 a decrease of $5,291,000 or 9.0%.  The decrease was attributable to continued soft market conditions which have resulted in increased dealer inventory levels. Increased fuel prices and the outbreak of war in Iraq had a negative impact on consumer confidence.  Farm income began to receive distribution benefits from the U.S. Farm Bill enacted in 2002, but not until late in the quarter.

Net North American Industrial sales increased during the first six months by $1,406,000 or 2.6% to $55,241,000 for 2003 compared to $53,835,000 during the same period in 2002. Budget constraints at state governmental agencies as well as city and other municipalities continue to affect the industrial mower sales.  Sales of Schwarze sweepers were higher during the first six months of 2003 compared to the same time in 2002 but continue to be soft in the direct sales area due to competitive conditions and the weak economy.

Net European Sales for the first six months of 2003 were $32,478,000, an increase of $10,495,000 or 47.7% compared to $21,983,000 during the same period of 2002.  The increase was a result of the acquisition of Faucheux and internal sales growth due to aggressive marketing initiatives despite sluggish market conditions.

Gross profit for the first six months of 2003 was $29,232,000 (20.7% of net sales) compared to $29,776,000 (22.2% of net sales) during the same period in 2002, a decrease of $544,000.  The decrease was mainly attributable to declines in sales of higher margin products and higher level of discounts and incentives in the industrial and agricultural markets. Lower plant utilization also negatively impacted the Company's margin.  The Company began to reduce its workforce in the second quarter of 2002, streamline plant utilization and consolidated the Valu-Bilt and Herschel operations, all resulting in the improved gross margin during the second quarter.

Selling, general and administrative expense ("SG&A") were $22,641,000 (16.0% of net sales) during the first six months of 2003 compared to $20,767,000 (15.4% of net sales) during the same period of 2002, an increase of $1,874,000.  SG&A for the first six months of 2003 increased mainly as a result of the addition of Valu-Bilt and Faucheux in the amount of $1,449,000.

            Interest expense was $1,102,000 for the first six months of 2003 compared to $1,433,000 during the same period in 2002, a decrease of $331,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense) was $491,000 of income during the first six months of 2003 compared to $64,000 of income in the first six months of 2002.  The Company sold land adjacent to its Texas facility and recorded a $365,000 gain.  The remaining $126,000 in 2003 was from exchange rate gains on foreign currency contracts on accounts receivable transactions in our European operations.

            The Company's net income after tax was $3,933,000 or $.40 per share on a diluted basis for the first six months of 2003 compared to $5,234,000 or $.54 per share on a diluted basis for the first six months of 2002.  The decrease of $1,301,000 resulted from the factors described above.

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

As of June 30, 2003, the Company had working capital of $115,670,000, which represents an increase of $11,538,000 from working capital of $104,132,000 as of December 31, 2002.  The increase in working capital was primarily from higher accounts receivable levels due to seasonality.

Capital expenditures were $1,547,000 for the first six months of 2003, compared to $1,671,000 during the first six months of 2002.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2,000 shares were repurchased during the third quarter.  There were no shares repurchased during 2002 or in the first six months of 2003.

Net cash provided by financing activities was $2,992,000 during the six-month period ending June 30, 2003, compared to $1,796,000 net cash provided by financing activities for the same period in 2002.

The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company can borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 26, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004, effective August 31, 2002.  As of June 30, 2003, there was $32,000,000 borrowed under the revolving credit facility.  At June 30, 2003, $2,470,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  The Australian facility is secured by a letter of credit issued by the Company.  As of June 30, 2003 there were 386,000 British pounds borrowed against the European line of credit, no borrowings against the Canadian line of credit and 1,285,000 Australian dollars outstanding.  The Canadian revolving credit facility is guaranteed by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The Company's line of credit has been classified as a long-term maturity on our June 30, 2003 balance sheet. The amendment in its entirety is filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.

            Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Critical Accounting Policies

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percentage of revenues for each business unit, adjusted for relative improvements or deteriorations in agings and changes in current economic conditions.

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

The bad debt reserve balance was $1,921,000 at June 30, 2003 and $1,733,000 on December 31, 2002.  The increased requirement was primarily from continued soft market conditions in the agricultural sector.  The Company does not believe, however, that there are any abnormal collectibility concerns with this increase in reserves.

Sales Discounts

At June 30, 2003 the Company had $5,832,000 in reserves for sales discounts compared to $5,414,000 at December 31, 2002 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and are shipped through the second quarter of 2003.  The Company reviews the reserve quarterly based on analysis made on each program in effect at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

The Company had $4,983,000 at June 30, 2003 and $4,454,000 at December 31, 2002 in reserves to cover obsolescence and slow moving inventory. The increase was due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

            The warranty reserve balance was $3,011,000 at June 30, 2003 and $2,899,000 at December 31, 2002.  The increase was related to the growth in sales and a higher claims experience primarily in the industrial division.

Product Liability

            At June 30, 2003 the Company had accrued $267,000 in reserves for product liability cases compared to $144,000 at December 31, 2002.  The Company accrues on a case-by-case basis and adjusts the balance quarterly.

            Through September 2002, the self insured retention was $250,000 per product liability case but has since been increased to $500,000 at the renewal date which was September 30, 2002.  The Company continues to aggressively defend action against its products, but the risk to the Company has gone up accordingly.

Forward-Looking Information

Part I of this Quarterly Report on Form 10‑Q and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

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

            In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

            The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated.  The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that could potentially materially affect the Company's financial results, may emerge from time to time.  It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's businesses.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

International Sales

            A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are exported and are denominated in other European currencies.  As a result, the Company's financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distributes their products.

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of June 30, 2003, the Company had £1,655,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $100,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $808,000 for the period ending June 30, 2003.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $616,000 for the period ended June 30, 2002.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2003 was a gain of $3,177,000.  On June 30, 2003, the British pound closed at .6039 relative to 1.00 U.S. dollar, and the Euro closed at 1.1515 relative to 1.00 US dollar.  At December 31, 2002 the British pound closed at .6212 relative to 1.00 U.S. dollar and the Euro closed at 1.0500 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2002, the British pound closed at .6526 relative to 1.00 U.S. dollar, and the Euro closed at .9914 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2003 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $640,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.24	Third Amendment of Revolving Credit Agreement dated June 13, 2003	Filed Herewith
31.1	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)      Reports on Form 8-K

Alamo Group Inc. Second Quarter 2003 Press Release Filed August 5, 2003

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