Form 10-Q
period 2003-09-30
ALAMO GROUP INC
filed 2003-11-12
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOED ____ TO ____

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

Yes X No ___

At NOVEMBER 1, 2003, 9,727,059 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2003 and December 31, 2002	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2003 and September 30, 2002	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2003 and September 30, 2002	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	20

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$5,820	$5,583
Accounts receivable, net	58,442	59,720
Inventories	66,436	63,512
Deferred income taxes	4,419	4,282
Prepaid expenses	1,725	1,593
Total current assets	136,842	134,690

Property, plant and equipment	79,431	75,160
Less: Accumulated depreciation	(47,860)	(43,431)
	31,571	31,729

Goodwill	20,944	19,873
Assets held for sale	1,266	1,430
Other assets	3,448	3,500

Total assets	$194,071	$191,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	19,900	15,216
Income taxes payable	1,338	79
Accrued liabilities	13,945	12,680
Current maturities of long-term debt	1,566	2,583
Total current liabilities	36,749	30,558

Long-term debt, net of current maturities	15,418	27,833
Deferred income taxes	2,522	2,353

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,769,659 and 9,759,909 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	977	976
Additional paid-in capital	51,439	51,345
Treasury stock, at cost; 42,600 shares at September 30, 2003 and December 31, 2002	(426)	(426)
Retained earnings	83,420	78,544
Accumulated other comprehensive income	3,972	39
Total stockholders' equity	139,382	130,478

Total liabilities and stockholders' equity	$194,071	$191,222

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net sales:
North American
Agricultural	$27,257	$27,883	$80,445	$86,362
Industrial	26,516	25,272	81,757	79,107
European	16,950	12,058	49,428	34,041
Total net sales	70,723	65,213	211,630	199,510

Cost of sales	54,233	51,083	165,908	155,604
Gross profit	16,490	14,130	45,722	43,906
Selling, general and administrative expense	11,911	11,116	34,552	31,883
Income from operations	4,579	3,014	11,170	12,023
Interest expense	(503)	(557)	(1,605)	(1,990)
Interest income	84	134	341	387
Other income (expense), net	166	(6)	657	58
Income before income taxes	4,326	2,585	10,563	10,478
Provision for income taxes	1,694	915	3,998	3,574
Net income	$2,632	$1,670	$6,565	$6,904

Net income per common share:
Basic	$0.27	$0.17	$0.68	$0.71
Diluted	$0.27	$0.17	$0.67	$0.70
Average common shares
Basic	9,721	9,713	9,719	9,712
Diluted	9,800	9,787	9,777	9,797

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002
Operating Activities
Net income	$6,565	$6,904
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	164	514
Depreciation	4,220	4,125
Amortization	187	126
Provision for deferred income tax benefit	16	(24)
(Gain) loss on sale of equipment	(567)	(92)
Changes in operating assets and liabilities:
Accounts receivable	2,442	2,685
Inventories	(1,208)	5,824
Prepaid expenses and other assets	409	2,082
Trade accounts payable and accrued liabilities	2,984	2,390
Income taxes payable	3,016	776
Net cash provided by operating activities	18,228	25,310

Investing Activities
Acquisitions, net of cash acquired	-	(6,626)
Purchase of property, plant and equipment	(4,005)	(2,821)
Proceeds from sale of property, plant and equipment	826	196
Purchase of long-term investment	-	201
Net cash (used) by investing activities	(3,179)	(9,050)

Financing Activities
Net change in bank revolving credit facility	(12,000)	(12,200)
Principal payments on long-term debt and capital leases	(1,599)	(822)
Dividends paid	(1,749)	(1,748)
Proceeds from sale of common stock	95	65
Net cash provided (used) by financing activities	(15,253)	(14,705)

Effect of exchange rate changes on cash	441	678
Net change in cash and cash equivalents	237	2,233
Cash and cash equivalents at beginning of the period	5,583	4,186
Cash and cash equivalents at end of the period	$5,820	$6,419

Cash paid during the period for:
Interest	$1,671	$1,619
Income taxes	$2,808	$3,328

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2003

 1.  Basis of Financial Statement Presentation

            The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2.  Accounts Receivable

            Accounts Receivable is shown net of the allowance for doubtful accounts of $1,887,000 and $1,733,000 at September 30, 2003 and December 31, 2002, respectively.

3.  Inventories

            Inventories valued at LIFO cost represented 59% of total inventory at September 30, 2003 and December 31, 2002.  The excess of current costs over LIFO valued inventories were $4,381,000 at September 30, 2003 and December 31, 2002.  Inventory obsolescence reserves were $4,818,000 at September 30, 2003 and $4,454,000 at December 31, 2002.  The increase in obsolescence reserve was mainly from differences in exchange rates on European and Canadian obsolete inventory reserves.  Net inventories consist of the following (in thousands):

(in thousands)	September 30, 2003	December 31, 2002

Finished goods	$55,466	$52,742
Work in process	3,536	4,950
Raw materials	7,434	5,820
	$66,436	$63,512

            An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income as reported	$2,632	$1,670	$6,565	$6,904
Fair Value of
Compensation cost (tax affected)	(43)	(39)	(129)	(117)

Pro forma Net Income	$2,589	$1,631	$6,436	$6,787

Basic Earnings per share (basic)
As reported	$0.27	$0.17	$0.68	$0.17
Fair Value of Compensation Cost			(0.01)	(0.01)
Pro forma earnings per share (basic)	$0.27	$0.17	$0.67	$0.70

Basic Earnings per share (diluted)
As reported	$0.27	$0.27	$0.67	$0.70
Fair Value of Compensation Cost			(0.01)	(0.01)
Pro forma earnings per share (diluted)	$0.27	$0.27	$0.66	$0.69

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002:

September 30,
	2003	2002

Risk-free interest rate	3.4%	3.4%
Dividend Yield	0.0 - 3.8%	0.0 - 3.8%
Volatility Factors	24 - 68%	24 - 68%
Weighted Average Expected Life	3.3 years	4.0 years

 6.  Earnings Per Share

            The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net Income	$2,632	$1,670	$6,565	$6,904

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,721	9,713	9,719	9,712

Dilutive potential common shares from stock options and warrants	79	74	58	85
Diluted (weighted-average outstanding shares)	9,800	9,787	9,777	9,797

Basic earnings per share	$0.27	$0.17	$0.68	$0.71

Diluted earnings per share	$0.27	$0.17	$0.67	$0.70

7.    Debt

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005.  The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of September 30, 2003, the Company is in compliance with the terms and conditions of its credit facilities.

9.     Segment Reporting

At September 30, 2003 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Net Revenue
Agricultural	$27,257	$27,883	$80,445	$86,362
Industrial	26,516	25,272	81,757	79,107
European	16,950	12,058	49,428	34,041
Consolidated	$70,723	$65,213	$211,630	$199,510

Operating Income
Agricultural	$1,372	$1,594	$2,030	$4,213
Industrial	1,197	(449)	4,426	3,235
European	2,010	1,869	4,714	4,575
Consolidated	$4,579	$3,014	$11,170	$12,023

Total Identifiable Assets
Agricultural	$75,141	$83,055	$75,141	$83,055
Industrial	58,766	54,504	58,766	54,504
European	60,164	47,242	60,164	47,242
Consolidated	$194,071	$184,801	$194,071	$184,801

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

            On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  The Company had a possible impairment at Step No.1, as the Company's market value was below its book value.  After reviewing Step No. 2, it was determined that the Agricultural segment was possibly impaired.  This resulted in an analysis of a five-year projection of the agricultural segment.  Based on the analysis completed, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At September 30, 2003, the net book value of goodwill was $20,944,000.

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

The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company has designed its foreign currency hedge agreements as cash flow hedge instruments.  The hedge agreements are used to manage exposure to exchange rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the foreign currency hedge agreements and the sales associated with the hedging agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship.  Changes in fair value of the foreign currency hedging agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings.  The Company's U.K. subsidiaries have hedged 64% of their exposure to foreign exchange rate movement for accounts receivable through December 30, 2003.

At January 1, 2002, the foreign currency hedge agreements were in an unfavorable position by approximately $22,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on January 1, 2001, was a loss of $14,000 in accumulated other comprehensive income with a deferred income tax asset of $8,000.  At December 31, 2002, the fair value of the hedge agreements was in a favorable position; therefore, the derivative financial instruments were adjusted to an asset of $89,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $58,000 and the deferred income tax was adjusted to a $31,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $58,000 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through December 31, 2002.

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

On January 1, 2003 we adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146").  Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity."  It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination."  Adoption of this statement did not materially impact the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation").  The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or an equity security of the guaranteed party.  The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report, and adopted the initial recognition and measurement requirements of FIN 45 on January 1, 2003.  Adoption of the initial recognition and measurement requirements of this Interpretation did not materially impact the Company's financial position or result of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses accounting for, and disclosure of, variable interest entities (VIE) and requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with VIEs.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003.  However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.  Therefore, the Company will adopt FIN 46 in connections with its consolidated financial statements for the year ended December 31, 2003.  Management does not believe that adoption of this interpretation will materially impact the Company's financial position or results of operations.

10.  Comprehensive Income

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net Income	$2,632	$1,670	$6,565	$6,904
Foreign currency translations adjustment	127	147	3,933	3,023

Comprehensive Income	$2,759	$1,817	$10,498	$9,927

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	September 30,
(in thousands)	2003	2002

Foreign currency translation	$3,972	$(1,488)

Accumulated other comprehensive income	$3,972	$(1,488)

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The previous owner was in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the previous owner and applied approximately $100,000 of the overall settlement towards the cleanup reserve. The balance in the environmental liability reserve at September 30, 2003, was $160,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and should take approximately four years to complete based on current estimates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Sales Data In Percentages)	2003	2002	2003	2002
North American
Agricultural	38.5%	42.8%	38.0%	43.3%
Industrial	37.5%	38.7%	38.6%	39.6%
European	24.0%	18.5%	23.4%	17.1%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2003	2002	2003	2002

Gross margin	23.3%	21.7%	21.6%	22.0%
Income from operations	6.5%	4.6%	5.3%	6.0%
Income before income taxes	6.1%	4.0%	5.0%	5.3%
Net income	3.7%	2.6%	3.1%	3.5%

Results of Operations

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Net sales for the third quarter of 2003 were $70,723,000, an increase of $5,510,000 or 8.4% compared to $65,213,000 for the third quarter of 2002.  The increase was primarily attributable to the acquisition of Faucheux Industries SA ("Faucheux") on November 14, 2002 and to a lesser extent, internal growth within the Company's European operation.

Net North American Agricultural sales were $27,257,000 in 2003 compared to $27,883,000 for the same period in 2002 a decrease of $626,000 or 2.2%.  The decrease was attributable to continued soft market conditions in the agricultural industry.  The division saw some improvements in certain product lines but not an overall increase in market activity.

Net North American Industrial sales increased during the third quarter by $1,244,000 or 4.9% to $26,516,000 for 2003 compared to $25,272,000 during the same period in 2002. Industrial mower sales continued to remain weak primarily due to continued budget constraints and revenue shortfalls in governmental agencies.  There was some increased stability in governmental mowing markets but sales continue well below historical levels.  Sales of Schwarze sweepers were slightly higher than 2002 but buyers continued to be cautious in the direct sales area due to market conditions.

Net European Sales for the third quarter of 2003 were $16,950,000, an increase of $4,892,000 or 40.6% compared to $12,058,000 during the third quarter of 2002.  The increase was primarily a result of the acquisition of Faucheux and to a lesser extent internal sales growth from new product introductions and aggressive marketing initiatives despite increased competition in the U.K. and soft market conditions in France which was affected by drought conditions for most of this year.

Gross profit for the third quarter of 2003 was $16,490,000 (23.3% of net sales) compared to $14,130,000 (21.7% of net sales) during the same period in 2002, an increase of $2,360,000.  The increase was mainly attributable to lower production overhead costs. We continue to experience declines in sales of higher margin products and higher levels of discounts and incentives in the Industrial and Agricultural segments.

Selling, general and administrative expense ("SG&A") were $11,843,000 (16.7% of net sales) during the third quarter of 2003 compared to $11,074,000 (17.0% of net sales) during the same period of 2002, an increase of $769,000.  SG&A for the third quarter of 2003 increased mainly as a result of the addition of Faucheux in the amount of $597,000.

            Interest expense was $503,000 for the third quarter of 2003 compared to $557,000 during the same period in 2002, a decrease of $54,000, reflecting reduced borrowings and lower interest rates.

            Other income (expense) was $166,000 of income during the third quarter of 2003 compared to $6,000 of expense in the third quarter of 2002.  The income was primarily from realized exchange rate gains on foreign currency contracts on accounts receivable transactions in our European operations compared to exchange rate losses in 2002.

            The Company's net income after tax was $2,632,000 or $.27 per share on a diluted basis for the third quarter of 2003 compared to $1,670,000 or $.17 per share on a diluted basis for the third quarter of 2002.  The increase of $962,000 resulted from the factors described above.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net sales for the first nine months of 2003 were $211,630,000, an increase of $12,120,000 or 6.1% compared to $199,510,000 for the first nine months of 2002.  The increase was primarily attributable to the acquisition of Faucheux on November 14, 2002 and to a lesser extent, the acquisition of Valu-Bilt on April 5, 2002.

Net North American Agricultural sales were $80,445,000 in 2003 compared to $86,362,000 for the same period in 2002 a decrease of $5,917,000 or 6.9%.  The decrease was attributable to continued soft market conditions which resulted in increased dealer inventory levels during the year. Increased fuel prices and the outbreak of war in Iraq had a negative impact on consumer confidence.  Farmers began to receive distribution benefits from the U.S. Farm Bill enacted in 2002, but not until late in the first quarter of 2003.

Net North American Industrial sales increased during the first nine months by $2,650,000 or 3.3% to $81,757,000 for 2003 compared to $79,107,000 during the same period in 2002. Budget constraints at state governmental agencies as well as city and other municipalities continue to affect the industrial mower sales, which remained below historical levels.  Sales of Schwarze sweepers were higher during the first nine months of 2003 compared to the same period in 2002 but continue to be soft in the direct sales area due to market conditions and the weak economy.

Net European Sales for the first nine months of 2003 were $49,428,000, an increase of $15,387,000 or 47.7% compared to $34,041,000 during the same period of 2002.  The increase was a result of the acquisition of Faucheux and internal sales growth due to new product introductions and aggressive marketing initiatives despite sluggish market conditions in France which was affected by drought conditions for most of 2003.

Gross profit for the first nine months of 2003 was $45,722,000 (21.6% of net sales) compared to $43,906,000 (22.0% of net sales) during the same period in 2002, a increase of $1,816,000. The increase was mainly attributable to lower production overhead costs. The Company continued to experience declines in sales of higher margin products and higher level of discounts and incentives in the Industrial and Agricultural segments. The Company began to reduce its workforce in the second quarter of 2002, streamline plant utilization and consolidated the Valu-Bilt and Herschel operations, all resulting in the improved gross margin during the nine months of 2003.

Selling, general and administrative expense ("SG&A") were $34,365,000 (16.2% of net sales) during the first nine months of 2003 compared to $31,757,000 (15.9% of net sales) during the same period of 2002, an increase of $2,608,000.  SG&A for the first nine months of 2003 increased in the amount of $2,046,000 mainly as a result of the addition of Valu-Bilt and Faucheux.

            Interest expense was $1,605,000 for the first nine months of 2003 compared to $1,990,000 during the same period in 2002, a decrease of $385,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense) was $657,000 of income during the first nine months of 2003 compared to $58,000 of income in the first nine months of 2002.  During the second quarter of 2003, the Company sold surplus land adjacent to its Texas facility and recorded a $365,000 gain.  The remaining $203,000 of income in 2003 was from exchange rate gains on foreign currency contracts on accounts receivable transactions in our European operations.

            The Company's net income after tax was $6,565,000 or $.67 per share on a diluted basis for the first nine months of 2003 compared to $6,904,000 or $.70 per share on a diluted basis for the first nine months of 2002.  The decrease of $339,000 resulted from the factors described above.

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

            As of September 30, 2003, the Company had working capital of $100,188,000, which represents a decrease of $3,944,000 from working capital of $104,132,000 as of December 31, 2002.

            Capital expenditures were $4,005,000 for the first nine months of 2003, compared to $2,821,000 during the first nine months of 2002.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.  Included in the capital expenditures for the current year was the purchase on July 7, 2003 of the land and building where the Company's Tiger operation is located in Sioux Falls, South Dakota.  Tiger Corporation was acquired in December of 1994 and the land and building were leased at that time under a ten year capital lease.  The purchase price was $1,780,000 and included cancellation of the remaining term of the lease through December 2004.

            The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  For comparative purposes, there were no shares repurchased during 2002 or in the first nine months of 2003.

            Net cash used by financing activities was $15,253,000 during the nine-month period ending September 30, 2003, compared to $14,705,000 net cash provided by financing activities for the same period in 2002.

                The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains certain financial covenants, which are customary in credit facilities of this nature, including minimum financial ratio requirements and limitations on dividends, indebtedness, liens and investments.  On September 26, 2002 but effective August 31, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004.  As of September 30, 2003, there was $15,000,000 borrowed under the revolving credit facility.  At September 30, 2003, $3,283,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  The Australian facility is secured by a letter of credit issued by the Company.  As of September 30, 2003 there were 278,000 British pounds borrowed against the European line of credit, no borrowings against the Canadian line of credit and 1,285,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of September 30, 2003, the Company is in compliance with the terms and conditions of its credit facilities.

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

            The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company's U.S. operations have security interest in most wholegoods each customer purchases.  The UK operations secure substantially all of its receivables by reservation of title and credit insurance for domestic and foreign sales.  This allows the Company when the customer is unable to pay or has filed for bankruptcy or receivership as the case may be, to repossess the customer's inventory or collect under its insurance policy.  This also allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

            The bad debt reserve balance was $1,887,000 at September 30, 2003 and $1,733,000 on December 31, 2002.  The increased requirement was primarily from continued soft market conditions in the agricultural sector.  The Company does not believe, however, that there are any abnormal collectibility concerns.

Sales Discounts

            At September 30, 2003 the Company had $3,195,000 in reserves for sales discounts compared to $5,414,000 at December 31, 2002 on product shipped to our customers under various promotional programs.  The decrease was due primarily from discounts taken during the third quarter of 2003 on the Company's Alamo, Rhino and M&W products.  The Company reviews the reserve quarterly based on an analysis of each program in affect at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $4,818,000 at September 30, 2003 and $4,454,000 at December 31, 2002 in reserves to cover obsolescence and slow moving inventory. The increase was due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold or disposed of.

Warranty

            The Company's warranty policy is generally to provide its dealers warranty for up to one year on all wholegood units and 90 days for parts after they are sold to end users, though there are exceptions to the norm.

            Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating them based on twelve months sales, with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time it receives the unit and is put into operation to file any warranty claim.  A warranty reserve is established for each marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

            The warranty reserve balance was $3,497,000 at September 30, 2003 and $2,899,000 at December 31, 2002.  The increase was related to the growth in sales and a higher claims experience primarily in the Industrial Division.

Product Liability

            At September 30, 2003 the Company had accrued $337,000 in reserves for product liability cases compared to $144,000 at December 31, 2002.  The Company has a general product liability accrual and accrues on a case-by-case basis and adjusts the balance quarterly.

            In the US, through September 2002, the self insured retention was $250,000 per product liability case but was increased to $500,000 at the renewal date which was September 30, 2002.  At September 30, 2003, the self insured retention was reduced to $100,000 per case for all products except rotary mowers which remains at $500,000 per case.  The Company continues to aggressively defend action against its products, but the potential additional expense to the Company has gone up accordingly.  The Company's foreign operations carry similar product liability insurance though deductibles or self insured retentions tend to be at much lower levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for speculative purposes.

 Foreign Currency Risk

 International Sales

            A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, though each unit exports some portion of its products.  While most operations sell in their local currency, certain of the Company's export sales, mainly from its U.K. and Canadian operations, are denominated in currencies other than local.  As a result, the Company's financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distributes their products.

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of September 30, 2003, the Company had £1,266,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $317,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $771,000 for the period ending September 30, 2003.  Comparatively, for the period ended September 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $578,000.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2003 was a gain of $127,000.  On September 30, 2003, the British pound closed at .6008 relative to 1.00 U.S. dollar, and the Euro closed at 1.1665 relative to 1.00 US dollar.  At December 31, 2002 the British pound closed at .6212 relative to 1.00 U.S. dollar and the Euro closed at 1.0500 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2002, the British pound closed at .6526 relative to 1.00 U.S. dollar, and the Euro closed at .9914 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2003 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $300,000.  In the event of an adverse change in interest rates, management could take actions to mitigate exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

Item 5.                      Other Information

Item 6.          Exhibits and Reports on Form 8-K

(a)   Exhibits
       31.1 - Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002- Filed
       Herewith
       32.1 - Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed
       Herewith
       31.2 - Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002- Filed
       Herewith
       32.2 - Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed
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