Form 10-K
period 2003-12-31
ALAMO GROUP INC
filed 2004-03-15
CIK 897077

__________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2003
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [ X ]  No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [  ]

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2) Yes [X] No

        The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2003 (based upon the last reported sale price of $12.22 per share) was approximately $ 75,516,288 on such date.

The number of shares of the issuer's Common Stock, par value $.10 per share, outstanding as of February 27, 2004 was 9,727,059 shares.

        Documents incorporated by reference:  Portions of the Registrant's Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be held on May 5, 2004, have been incorporated by reference herein (Part III).

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

General

      Alamo Group Inc., which includes its subsidiaries ("Alamo Group," or the "Company"), is a leading manufacturer of high quality equipment for right-of-way maintenance and agriculture.  Our products include tractor‑mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.  The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy‑duty cutting technologies: rotary, flail, and sickle‑bar as well as other cutting technologies. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs.  The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a meaningful share of their niche markets.

      The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955.  The Company was reincorporated in Delaware in 1987.  As used herein and otherwise required by the context, the terms "Alamo Group" and "the Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.

      Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions.  The Company's first products were based on the rotary cutting technology.  Through acquisitions the Company added flail cutting technology in 1983 and sickle-bar technology in 1984.  The Company added to its presence in the industrial and governmental markets with the acquisition of Tiger Corporation ("Tiger") in 1994.

      A thrust into agricultural mowing markets began in 1986 with the acquisition of Rhino Products Inc. ("Rhino"), a leading manufacturer in this field. With this acquisition the Company embarked on a strategy to increase the Rhino dealer network during a period of industry contraction. Strengthening our distribution network remains a primary focus of the Company's marketing plans for agricultural and industrial uses.  The addition of M&W Gear Company ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of hay-making equipment which complements the Rhino distribution system.  M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell Rhino and M&W products.

      In 1991, the Company began its international expansion with the acquisition of McConnel Ltd. ("McConnel"), a United Kingdom ("U.K.") manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Bomford-Turner Ltd. ("Bomford"), also a U.K. company, was acquired in 1993.  Bomford is a manufacturer of heavy-duty, tractor-mounted grass and hedge mowing equipment.

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. ("SMA") located in Orleans, France.  SMA manufacturers and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts to departments of the French government.  This acquisition along with the acquisition of Forges Gorce in 1996, a flail blade manufacturer in France, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

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

      On April 5, 2002, the Company purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts ("Valu-Bilt") located in Des Moines, Iowa, a subsidiary of Quality Stores, Inc. which was in Chapter 11 Bankruptcy.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural spare and wear parts sold directly to customers through its catalog offering and on a wholesale basis to dealers.  Subsequent to the purchase, the operations of Valu-Bilt in Des Moines, Iowa, was consolidated into the Company's Herschel facility in Indianola, Iowa.

      On November 14, 2002, the Company purchased substantially all of the assets of Faucheux Industries SA, ("Faucheux") a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France similar to Chapter 11 bankruptcy in the U.S.

Marketing and Marketing Strategy

      The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer networks under the Alamo Industrial®, Tiger™, Schwarze™, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Adams®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, S.M.A.® , Forges Gorce™ Twose™, Faucheux™  and other trademarks and trade names.

      Alamo Industrial equipment is principally sold to governmental end-users, related independent contractors and, to a lesser extent, the agricultural and commercial turf markets.  Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications including the maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial sales includes tractors, which are not manufactured by Alamo Industrial.  Municipal park agencies, golf courses and landscape maintenance contractors purchase certain Alamo Industrial mowers that deliver a fine manicured cut.

      Tiger equipment includes heavy-duty, tractor and truck-mounted mowing and vegetation maintenance equipment and replacement parts.  Tiger sells to state, county, local governmental entities and related contractors primarily through a network of dealers.  In many cases, the principal product line of Tiger's larger dealers is Tiger equipment.  Tiger's dealership network is independent of Alamo Industrial's dealership network.

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with a high-efficiency environmental sweeper and replacement parts.  Schwarze primarily sells its products to governmental agencies and independent contractors.  The Company believes that Schwarze compliments Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.  In 2001, the Alamo Industrial Latin American territory manager began marketing Schwarze and Schulte products along with Alamo Industrial products in Mexico and other Latin American countries.  In the first half of 2002, the dealer sales force of Alamo Industrial and Schwarze were combined and trained to cross-sell products.

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

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to Original Equipment Manufacturers ("OEM's").  In the fall of 2001, the Company introduced Rhino branded loaders and backhoes to be sold through its agricultural dealer network

      Herschel replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers, fleet stores, wholesale distributors, original equipment manufacturers and construction equipment dealers.  The acquisition of Valu-Bilt compliments the Herschel product lines while also expanding the Company's offering of after-market agricultural parts and added catalog direct sales to end-users, a new customer group.

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts.  Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S.  The Company is pursuing cross-selling opportunities between Schulte and some of the Company's other product lines.  Schulte sells some of its products through Bomford in the U.K. and independent distributors throughout the world.

      McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and replacement parts.  McConnel equipment is sold primarily in the U.K. and France, and to a lesser extent, in other parts of Europe, Australia, and North America through independent dealers and distributors.  To a lesser extent, McConnel also sells turf maintenance equipment to the golf course and leisure markets.

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

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and associated replacement parts.  SMA's principal customers are French local authorities. SMA's product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.  Forges Gorce, acquired in 1996, manufactures flail blades which are sold to some of the Company's subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers and agricultural equipment and related parts.  Twose products are manufactured at the Company's U.K. facilities but sold through its own dealer network in the U.K. and through Faucheux in France.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France but the Company has recently expanded Faucheux's market coverage to other countries, particularly the U.K., using the Company's existing distribution network.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its whole goods lines. Replacement parts represented approximately 27% of the Company's total sales for the year ended December 31, 2003.  Replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price and product quality, such purchases are also based on a dealer's service, support and loyalty to the dealer based on previous purchases as well as other factors such as product availability.

      Demand for the majority of the Company's products tends to be strongest in the spring and summer seasons.  The Company provides incentives for off-season purchases for many of its products, including discounts, as a way to even out seasonal variations in its manufacturing cycles.

Product Development

      The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2003 the Company employed 74 people in its various engineering departments, 31 of whom are degreed engineers and the balance of whom are support staff.  Amounts expended on research and development activities were approximately $2,953,000 in 2003, $2,612,000 in 2002, and $2,405,000 in 2001.  As a percent of sales, Research and Development was approximately 1.0% in 2003, 2002, and 2001, respectively, and is expected to continue at similar levels in 2004.

Seasonality

      In general, the vegetation maintenance equipment industry tends to follow the seasonal buying patterns of its major customers with peak sales occurring in the second and third quarters.  Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Weather conditions and general economic conditions, however, may affect the timing of purchases.  In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance and equipment is manufactured in anticipation of such demand.  The Company utilizes a rolling twelve-month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment that is ordered during off-season periods.

Competition

      The Company's products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small manufacturers and suppliers of a limited number of products mainly on a regional basis.  However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by containing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors.  There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company.  The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market and one of the largest suppliers in the European market for its type of mowing equipment.

Unfilled Orders

      As of December 31, 2003, the Company had unfilled customer orders of $35,656,000 compared to $34,251,000 at the end of 2002.  The increase is primarily attributable to slight improvements in market conditions in the agricultural and European markets.  The Company continues to see reduced government spending compared to historical levels in the industrial sector served by the Company.  Management expects that substantially all of the Company's backlog as of December 31, 2003 will be shipped during fiscal year 2004.  The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules, which in most instances are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  During 2003, these products were readily available from a variety of sources in adequate quantities and at prevailing market rates.  However, we have some concerns that certain commodities such as steel and fuel could have price and availability issues in 2004 A number of the Company's products are mounted and shipped with a tractor.  Tractors are generally available, but some delays in receiving tractors can occur throughout the year.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from foreign and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $62,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $887,000 as of December 31, 2003.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Rhino®, M&W®, SMC™ Fuerst®, McConnel®, Bomford®, SMA®, Schwarze™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™  Adams® and Valu-Bilt® trademarks are the primary marks for the Company's products.  The Company also owns other trademarks, which it uses to a lesser extent such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at December 31, 2003 was $155,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

Employees

      As of December 31, 2003, the Company employed 1,634 full-time employees. The SMC manufacturing facility in the U.S. has a collective bargaining agreement which covers approximately 124 employees; it expires in the second quarter of 2004.  The Company's European operations, McConnel, Bomford, SMA, Forges Gorce and Faucheux also have collective bargaining agreements covering 335 persons.  The Company's Herschel facility which had a collective bargaining agreement was decertified by the union in August of 2002.  The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 13 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 14 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC.  The SEC's website is www.sec.gov.

The Company's website is (www.alamo-group.com).  The Company makes available free of charge through its website, via a link to the SEC's website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q; current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The Company also makes available, through its website, via a link to the SEC's website, statements of beneficial ownership of the Company's equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

The Company makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as son as they are available on the SEC's site.  You will net to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format.  In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee as well as its Corporate Governance Policies and its Code of Business Conduct and Ethics for its directors, officers and employees.  You can request a copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company.  The telephone number is 830-379-1480.  The information on the Company's website is not incorporated by reference into this report.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changing conditions in the Company's North American and European agricultural markets; increased competition in the Company's business from competitors;  deterioration in the Company's industrial market due to reduced governmental budgets that could affect their purchases of goods and services; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

      In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; availability and significantly increased prices of steel; seasonal factors in the Company's industry; unforeseen litigation; animal diseases such as the mad cow and bird flu; government actions including budget levels, regulations and legislation, such as Sarbanes Oxley Act of 2002; legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2004 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	52	President and Chief Executive Officer
Robert H. George	57	Vice President, Secretary and Treasurer
Richard J. Wehrle	47	Vice President and Corporate Controller
Donald C. Duncan	52	Vice President and General Counsel
Geoffrey Davies	56	Vice President and Managing Director, Alamo Group (EUR) Ltd.
Douglas W. Anderson	60	Executive Vice President, Alamo Group (USA) Inc. Agricultural Division
Ian Burden	49	Executive Vice President, Alamo Group (USA) Inc. Alamo Industrial Division

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

      Richard J. Wehrle has been Vice President and Corporate Controller of the Company since May 2001.  Prior to his appointment, Mr. Wehrle served in various accounting management capacities within the Company since 1988.

      Donald C. Duncan has been General Counsel of the Company since January 2002 and was elected Vice President in February 2003.  Prior to joining the Company, Mr. Duncan was counsel for various publicly held companies in Houston, Texas and most recently was Counsel for EGL, Inc., from 2000 to 2001 and Weatherford International Inc. from 1997 to 1999.

      Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003.  From 1988 to 1993, Mr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

      Douglas W. Anderson has been Executive Vice President of Alamo Group (USA) Inc. since July 2001 and manages the Agricultural division.  Prior to his appointment as Executive Vice President, Mr. Anderson was Vice President for Telemotive Industrial Controls since 1997.

      Ian Burden has been Executive Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division.  Since 1981 Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

Item 2.  Properties

      At December 31, 2003, the Company utilized seven principal manufacturing plants located in the United States, five in Europe, one in Canada, and one in Australia.  Listed below are the facilities:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Gibson City, Illinois	235,000	Owned	Mechanical Mowers for Rhino and M&W, Hay Balers and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	After Market Farm Equipment Replacement and Wear parts for Herschel/Valu-Bilt
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Holton, Kansas	150,000	Owned	Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux
Huntsville, Alabama	100,000 36,000	Leased Owned	Air and Mechanical Sweeping Equipment for Schwarze

Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose
Sioux Falls, South Dakota	60,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEM, SMC and Rhino
Englefeld, Saskatchewan Canada	46,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Queensland, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadores, France	12,000	Owned	Manufactures Replacement Parts for Blades, Knives and Shackles by Forges Gorce
Warehouses & Sales Offices	58,000 2,200	Owned Leased	Service Parts Distribution and Sales Office
Total	1,643,200

      Approximately 97% of the manufacturing, warehouse and office space is owned.  The Company closed its manufacturing facilities in Guymon and Wakita, Oklahoma on November 30, 2001. The Guymon facility is currently an asset held for sale and the Wakita facility was sold on January 15, 2003.  During the first quarter of 2003 the Company closed its warehouses in Waco, Texas and Sparks, Nevada.   Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Item 3.  Legal Proceedings

      The Company is subject to various legal actions, which have arisen in the ordinary course of its business.  The most prevalent of such actions relate to product liability which is generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      The Company's common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 27, 2004, there were 9,727,059 shares of common stock outstanding, held by approximately 160 holders of record.  The total number of beneficial owners of the Company's common stock exceeds this number.  On February 27, 2004, the closing price of the common stock on the New York Stock Exchange was $18.17 per share.

      The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

High and low stock prices for the last two fiscal years were:

2003				2002
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2003	$12.47	$11.25	$.06	March 31, 2002	$16.50	$13.50	$.06
June 30, 2003	12.25	11.40	.06	June 30, 2002	17.15	15.00	.06
September 30, 2003	14.92	12.06	.06	September 30, 2002	16.40	12.30	.06
December 31, 2003	15.81	14.20	.06	December 31, 2002	12.75	11.25	.06

      On January 2, 2004, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 4, 2004, to holders of record as of January 16, 2004. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      Securities authorized for issuance under equity compensation plans are incorporated in this Item 5, by reference that portion of the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Aggregated Option Grants and Exercises in Last Fiscal Year and Fiscal Year-end Option Values."

Item 6.  Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and Subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Operations:
Net sales	$279,078	$259,435	$246,047	$215,874	$176,608
Income before income taxes	12,972	9,774	16,606	15,890	9,696
Net income	8,038	6,382	10,812	10,770	6,102
Percent of sales	2.9%	2.5%	4.4%	5.0%	3.5%
Earnings per share
Basic	0.83	0.66	1.11	1.11	0.63
Diluted	0.82	0.65	1.11	1.11	0.63
Dividends per share	0.24	0.24	0.24	0.24	0.34
Average common shares
Basic	9,721	9,713	9,706	9,698	9,722
Diluted	9,789	9,789	9,787	9,759	9,726
Financial Position:
Total assets	$195,967	$191,222	$185,921	$173,408	$132,795
Short-term debt and current maturities	1,615	2,583	3,013	1,484	526
Long-term debt, excluding current maturities	14,379	27,833	36,315	30,355	5,469
Stockholders' equity	$144,067	$130,478	$121,813	$114,539	$108,030

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7.  Management's Discussion and Analysis of Financial Condition And Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Sales data in thousands:	2003	2002	2001

North American
Agricultural	$ 108,075	$ 110,784	$ 97,978
Industrial	104,801	100,905	108,001
European	66,202	47,746	40,068
Total net sales	$ 279,078	$ 259,435	$ 246,047

Cost and profit margins, as percentages of net sales:

Cost of sales	78.6%	79.4%	75.8%
Gross margin	21.4%	20.6%	24.2%
Selling, general and administrative expense	16.4%	16.2%	16.3%
Income from operations	5.0%	4.4%	7.9%
Income before income taxes	4.7%	3.8%	6.8%
Net income	2.9%	2.5%	4.4%

Results of Operations

Fiscal 2003 compared to Fiscal 2002

      The Company's net sales in the fiscal year ending December 31, 2003 ("2003") were $279,078,000, an increase of $19,643,000 or 7.6% compared to $259,435,000 for the fiscal year ended December 31, 2002 ("2002").  The increase in sales was primarily attributable equally to both internal growth in our European operations and the acquisitions of Faucheux on November 14, 2002 and Valu-bilt on April 5, 2002.

North American Agricultural sales (Net) were $108,075,000 in 2003 compared to $110,784,000 in 2002, representing a decrease of $2,709,000 or 2.4%.  The revenue decline reflected continued weak market conditions throughout 2003.  Increased fuel prices and the outbreak of war in Iraq during the first quarter had a negative impact on consumer spending.  The U.S. Farm Bill enacted in 2002, did not begin to have a significant impact until late in the first quarter of 2003.  The Company began to see some recovery during the fourth quarter with increased new orders, particularly in the Company's Rhino product line.  Herschel/Valu-Bilt aftermarket replacement parts business showed improved sales in both the wholesale and retail lines.

North American Industrial sales (Net) in 2003 were $104,801,000 compared to $100,905,000 in 2002, a $3,896,000 or 3.9% increase. Most of the growth came from sales of Schwarze sweepers mainly to dealers for governmental entities and related contractors.  Budget constraints at state government agencies as well as city and other municipalities, continued to affect industrial mower sales, which have remained below historical levels since the second quarter of 2002.

European sales (Net) increased $18,456,000 or 38.7% to $66,202,000 in 2003 compared to $47,746,000 in 2002.  The increase was a result of the acquisition of Faucheux and internal sales growth from new product introductions and aggressive marketing initiatives despite sluggish market conditions in France, which was affected by drought conditions during the spring and summer of 2003.  In addition, the strength of the exchange rate of the British Pound and the Euro compared to the U.S. dollar further aided the increase on the Company's foreign operations.

      Gross Margins for 2003 were $59,762,000 (21.4% of net sales) compared to $53,544,000 (20.6% of net sales) in 2002.  Margins increased mainly from lower production overhead costs as the Company continued to improve on its operational efficiencies.  This increase was tempered by declines in sales of higher margin products as well as higher discounts and incentives offered to customers in the Industrial and Agricultural segments.  The Company began to reduce its workforce in the second quarter of 2002, streamline plant utilization and consolidated the Valu-Bilt and Herschel operations, all resulting in improved gross margins.

      Selling, general and administrative expenses ("SG&A") were $45,775,000 (16.4% of net sales) in 2003 compared to $42,112,000 (16.2% of net sales) in 2002.  The increase of $3,663,000 over 2002 was primarily due to a full year of expenses from the addition of Valu-Bilt and Faucheux in the amount of $2,229,000.  Also included is an expense of $1,235,000 relating to higher exchange rates in 2003 on the Company's foreign operations.

      Interest expense for 2003 was $1,968,000 compared to $2,426,000 in 2002, a $458,000 or 18.9% decrease.  The reductions reflect reduced borrowings and lower interest rates compared to 2002.

      Other Income (expense), net in 2003 reflected income of $475,000 versus income of $265,000 in 2002.  During the second quarter of 2003, the Company sold surplus land adjacent to its Texas facility and recorded a $365,000 gain.  The Company also recorded a $200,000 expense relating to a reduction in its machinery and equipment value in its assets held for sale located in Guymon Oklahoma.  The Company reported increased income in 2003 from exchange rate gains on foreign contracts on accounts receivable transactions in our European operations in the amount of $370,000.

      Provision for Income Taxes was $4,934,000 (38.0%) for 2003 compared to $3,392,000 (34.8%) in 2002.  The increase in the percentage was mainly a reflection of increased state taxes in the U.S. during 2003.

      Net Income for 2003 was $8,038,000 compared to $6,382,000 in 2002 due to the factors described above.

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

North American Industrial Sales (Net) in 2002 were $100,905,000 compared to $108,001,000 in 2001, a $7,096,000 or 6.6% decrease.  During the last three quarters of 2002, sales of mowing products in this business sector have fallen approximately 30% due primarily to a continuing decline in new orders from state governmental agencies.  Nearly every state experienced budget short falls in 2002 and this trend is expected to continue in 2003.  Sales of Schwarze sweepers held up better than our industrial mowers, but direct sales to contractors continued to be soft due to extremely competitive conditions, increased operating costs due primarily to fuel cost increases and the weak economy.

European Sales (Net) increased $7,678,000 or 19.2% to $47,746,000 in 2002 compared to $40,068,000 in 2001.  The increase is mainly from the acquisition of Faucheux and improved market conditions previously adversely affected by the foot and mouth disease in the U.K.  Sales in other European markets, particularly France, performed well despite sluggish market conditions.

Gross margins for 2002 were $53,544,000 (20.6% of net sales) compared to $59,529,000 (24.2% of net sales) in 2001.  More than half of the decrease in gross profit was attributable to the decline of higher margin sales in the industrial market.  Additionally, to a lesser extent, the Company continued to incur higher property and casualty insurance premiums, increased warranty expense and higher costs of raw materials, especially steel which was affected by U.S. tariffs enacted in 2002 on imported steel.  In the last three quarters of 2002, the Company trimmed production overhead costs by reducing workforce as well as consolidating our Herschel and Valu-Bilt operations and the closure of one warehouse in Texas in the third quarter.

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

Other Income (expense), net was income of $265,000 in 2002 compared to an expense of $75,000 in 2002.  The significant change was all due to exchange rate gains on foreign contracts on accounts receivable transactions in our European operations.

The Company's net income for 2002 was $6,382,000 compared to $10,812,000 in 2001 due largely to the factors described above.

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements, which are necessary to conduct the Company's business including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first quarter and early spring of the year and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales.  These sales help balance the Company's production during the first and fourth quarters.

        As of December 31, 2003, the Company had working capital of $100,968,000, which represents a decrease of $1,421,000 from working capital of $102,286,000 as of December 31, 2002.

      Capital expenditures were $4,966,000 for 2003, compared to $5,479,000 for 2002.  Capital expenditures for 2004 are expected to be in line with or slightly above 2003.  The 2003 amount included the purchase on July 7, 2003 of the land and building where the Company's Tiger operation is located in Sioux Falls, South Dakota.  Tiger was acquired in December of 1994 and the land and building were leased at that time under a ten year capital lease.  The purchase price was $1,780,000 and included cancellation of the remaining term of the lease through December 2004.  The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2002 or in 2003.  The authorization to repurchase shares remains available.

      Net cash provided by operating activities was $18,228,000 for 2003, compared to $27,598,000 for 2002. The decrease of cash from operating activities resulted primarily from higher accounts receivable due to increased customer demands for the Company's product during the fourth quarter.  In 2002, the Company had significant cash from operating activities mainly due to reduced inventory and higher accounts payable and accrued liabilities from the Valu-Bilt and Faucheux acquisitions.

      Net cash used by financing activities was $16,666,000 for 2003, compared to net cash used of $11,337,000 for 2002.  The increased was mainly the pay down on the Company's revolving line of credit.

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains the following financial covenants; Minimum Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio, and Minimum Asset Coverage Ratio, and limitations on dividends, indebtedness, liens and investments.  For more information the unsecured Revolving Credit Agreement was filed on September 30, 2001 on Form 10-Q as shown in the Exhibits to this filing.  On September 26, 2002 but effective August 31, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004.  As of December 31, 2003, there was $14,000,000 borrowed under the revolving credit facility.  At December 31, 2003, $2,880,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  The Australian facility is secured by a letter of credit issued by the Company.  As of December 31, 2003 there were no British pounds borrowed against the European line of credit, 720,000 Canadian dollars against the Canadian line of credit and 500,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Revolving Credit Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of December 31, 2003, the Company is in compliance with the terms and conditions of its credit facilities.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.             However, the Company has experienced significant cost increase in steel, fuel and medical expense in the last quarter of 2003 and the first quarter of 2004.  If this trend continues through 2004 at these current levels, it will have an impact on our customers.

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

      On January 1, 2002, the Company adopted statement FAS 142 and established its annual review for impairment as of December 31.  Based on the analysis completed, at December 31, 2003, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2003, the net book value of goodwill was $21,677,000 and at December 31, 2002, the net book value was $19,875,000.  The increase was all due to changes in currency exchange rates.

      The following table shows the effect of the adoption of FAS 142 on the Company's net income as of December 31, 2003, 2002 and 2001 as if the adoption had occurred on January 1, 2000:

	Actual	Actual	Pro-forma
	December 31,
(in thousands, except earnings per share)	2003	2002	2001
Net Income - as reported	$8,038	$6,382	$10,812
Amortization (net of tax)	---	---	1,129
Adjusted Net Income	$8,038	$6,382	$11,941
Basic Earnings per share - as reported	$0.83	$0.66	$1.11
Amortization (net of tax)	---	---	0.12
Adjusted Basic Earnings per share	$0.83	$0.66	$1.23
Diluted Earnings per share - as reported	$0.82	$0.65	$1.11
Amortization (net of tax)	---	---	0.12
Adjusted Diluted Earnings per share	$0.82	$0.65	$1.23

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46").  "Consolidation of Variable Interest Entities" and in December 2003 issued a revised interpretation ("FIN 46R").  FIN 46 and FIN 46R address the accounting for and disclosure of investments in variable interest entities.  The Company's adoption of FIN 46 and FIN 46R during 2003 did not have a significant effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

    The Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is party, that has or is reasonably likely to have a material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual and Other Obligations

      The following table shows the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2003.

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debts Obligations	$15,354	$1,330	$14,000	$24	$-
Capital Lease Obligations	640	288	352	-	-
Operating Lease Obligations	2,672	1,592	1,061	19	-
Purchase Obligations	33,352	33,352

Total	52,018	36,562	15,413	43	-

Definitions:

(A)  Long-Term Debt Obligation means a payment obligation under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations (March 1981), as may be modified or supplemented.

(B)  Capital Lease Obligation means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(C)  Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(D)  Purchase Obligations represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company's balance sheet.

In addition, the Company sponsors various pension plans that may obligate us to make contributions to the plans from time to time.  We expect to make a cash contribution to our pension plans in 2004, and contributions required for 2005 and future years will depend on a number of unpredictable factors including the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidate Financial Statements.

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

The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company has a secured interest on most of its wholegoods each customer purchases.  This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain only a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $1,708,000 at December 31, 2003 and $1,733,000 at December 31, 2002.

Sales Discounts

      At December 31, 2003 the Company had $4,940,000 in reserves for sales discounts compared to $5,414,000 at December 31, 2002 on product shipped to our customers under various promotional programs.  The decrease was due primarily from lower discount accruals given on the Company's Rhino and M&W products during the pre-season program, which ran from September to December of 2003.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

      The Company had $4,613,000 at December 31, 2003 and $4,454,000 at December 31, 2002 in reserve to cover obsolescence and slow moving inventory.  The increase was mainly due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) Inventory with a quantity on hand and no usage over a three year period is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that is deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments are made on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

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

      The warranty reserve balance was $3,093,000 at December 31, 2003 and $2,899,000 at December 31, 2002.  The increase was related to the growth in sales and a higher claims experience primarily in the industrial division.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      The Company is exposed to various financial market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

International Sales

      A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its U.K. operations are denominated in other European currencies.  As a result, the Company's financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency cash receipts over a period of six months.  As of December 31, 2003, the Company had $2,090,000 outstanding in forward exchange contracts related to accounts receivable; additionally, there was an exchange contract of $13,307,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $2,311,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2003, the foreign currency hedge agreements were in a favorable position by approximately $89,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2003, was a gain of $60,000 in accumulated other comprehensive income with a deferred income tax liability of $32,000.  At December 31, 2003, the fair value of the hedge agreements was also in a favorable position; therefore, the derivative financial instruments were recorded as an asset of $128,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $82,000 and the deferred income tax was adjusted to a $46,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $60,000 of existing gains in accumulated other comprehensive income, net of taxes, into net income during the year ended December 31, 2003.

Exposure to Exchange Rates

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries and Canada, as a result of the sale of its products in international markets.  Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations.  At December 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,519,000 for the year ending December 31, 2003.  Comparatively, at December 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,120,000 for the year-ended December 31, 2002.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2003 was a gain of $7,789,000.  On December 31, 2003, the British pound closed at .5599 relative to 1.00 U.S. dollar, and the Euro dollar closed at 1.2579 relative to 1.00 U.S. dollar.  By comparison, on December 31, 2002, the British pound closed at .6212 relative to 1.00 U.S. dollar, and Euro dollar closed at 1.0500 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

            The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2003 average interest rate under these borrowings, the Company's 2003 interest expense would have changed by approximately $280,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements

      The financial statements and supplementary data described in Item 14(a)1 of this report and included on pages F‑1 through F‑25 of this Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed, as defined in Rules 13a - 14(c) and 15d-14(c), under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  These disclosure controls and procedures were evaluated under the direction of the Company's Chief Executive Officer and Chief Accounting Officer on March 5, 2004, within the last 90 days.  Based on such evaluations, the Chief Executive Officer and Chief Accounting Officer have concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Accounting Officer.

PART III

Item 10.  Directors and Executive Officers

      There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."  See also the information under the caption "Executive Officers of the Company" in Part I of this Report.

The Board of Directors has delegated certain responsibilities to three Committees of the Board.  The Committees are the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The Board of Directors has also adopted a Code of Business Conduct and Ethics for all employees including the Chief Executive Officer, Principal Financial Officer, Controller (principal accounting officer) and those individuals performing similar functions.

      The Committee Charters and Code of Business Conduct and Ethics may be found on the Company's website (www.alamo-group.com) under the "Our Commitment" tab and are also available in print by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the company.  The telephone number is 830-379-1480.  We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules either the SEC or the NYSE, on our website.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

Item 13.  Certain Relationships and Related Transactions

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2003.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2003 and 2002 were $584,000 and $618,000 and is included in the Accrued liabilities section of the Company's balance sheet.

Item 14.  Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption "Item 2. - Appointment of Auditors" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders and such information is information is incorporated by reference herein.

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

25

(a)3.     Exhibits

      The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits.

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

3.1	-	Certificate of Incorporation, as amended, of Alamo Group Inc.	Form S-1, February 5, 1993
3.2	-	By-Laws of Alamo Group Inc.	Form 10-K, March 29, 1996
*10.2	-	1993 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 2, 1993	Form S-1, February 5, 1993
*10.3	-	Alamo Group Inc. Executive Loan Program of 1991	Form S-1, March 18, 1993
*10.4	-	1994 Incentive Stock Option Plan, adopted by the Board of Directors on January 25, 1994	Form 10-K, March 28, 1994
10.8	-	Form of indemnification agreements with Directors of Alamo Group Inc.	Form 10-Q, May 15, 1997
10.9	-	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Form 10-Q, May 15, 1997
*10.12	-	Incentive Compensation Plan, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.13	-	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.19	-	1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.20	-	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.21	-	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Schedule 14A, May 3, 2001
10.22	-	$70,000,000 Unsecured Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated August 31, 2001	Form 10-Q, September 30, 2001
10.23		First Loan Modification Agreement (to the $70,000,000 Unsecured Revolving Credit Agreement) dated September 26, 2002 Effective as of August 31, 2002.	Form 10-Q, September 30, 2002
10.24		Third Amendment of Revolving Credit Agreement dated and effective June 13, 2003.	From 10-Q, June 30, 2003
21.1	-	Subsidiaries of the Registrant	Filed Herewith
23.1	-	Consent of Ernst & Young LLP	Filed Herewith
31.1		Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2		Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	-	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	-	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*  Compensatory Plan

(b)    Reports on Form 8-K filed during the last quarter of 2003

Form 8-K dated November 7, 2003 - Press release announcing third quarter fiscal 2003 earnings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.

Date: March 15, 2004	By: /s/ RONALD A. ROBINSON President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board and Director	March 15, 2004

/s RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer, Principal Financial Officer)	March 15, 2004

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 15, 2004

/s/ DAVID H. MORRIS David H. Morris	Director	March 15, 2004

/s/ JAMES B. SKAGGS James B. Skaggs	Director	March 15, 2004

/s/ WILLIAM R. THOMAS William R. Thomas	Director	March 15, 2004

ALAMO GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2003 and 2002	F-3
Consolidated Statements of Income
Years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and its subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                                                          ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2004

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,281	$5,583
Accounts receivable	64,263	59,720
Inventories	63,579	63,512
Deferred income taxes	2,465	2,436
Prepaid expenses	2,086	1,593
Total current assets	135,674	132,844

Property, plant and equipment	82,218	75,160
Less: Accumulated depreciation	(49,991)	(43,431)
	32,227	31,729

Goodwill	21,677	19,873
Assets held for sale	1,048	1,430
Other assets	3,598	3,500

Total assets	$194,224	$189,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$18,098	$15,216
Income taxes payable	1,724	79
Accrued liabilities	13,269	12,680
Current maturities of long-term debt	1,615	2,583
Total current liabilities	34,706	30,558

Long-term debt, net of current maturities	14,379	27,833
Deferred income taxes	1,072	507
Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,769,659 and 9,759,909 issued at December 31, 2003 and December 31, 2002, respectively	977	976
Additional paid-in capital	51,439	51,345
Treasury stock, at cost; 42,600 shares at December 31, 2003 and December 31, 2002.	(426)	(426)
Retained earnings	84,249	78,544
Accumulated other comprehensive income	7,828	39
Total stockholders' equity	144,067	130,478

Total liabilities and stockholders' equity	$194,224	$189,376

            See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Net sales:
North American
Agricultural	$108,075	$110,784	$97,978
Industrial	104,801	100,905	108,001
European	66,202	47,746	40,068
Total net sales	279,078	259,435	246,047

Cost of sales	219,316	205,891	186,518
Gross profit	59,762	53,544	59,529

Selling, general and administrative expense	45,775	42,112	40,173
Income from operations	13,987	11,432	19,356

Interest expense	(1,968)	(2,426)	(3,284)
Interest income	478	503	609
Other income (expense), net	475	265	(75)
Income before income taxes	12,972	9,774	16,606

Provision for income taxes	4,934	3,392	5,794
Net income	$8,038	$6,382	$10,812

Net income per common share:
Basic	$.83	$.66	$1.11
Diluted	$.82	$.65	$1.11
Average common shares:
Basic	9,721	9,713	9,706
Diluted	9,789	9,789	9,787

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders'
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2000	9,704	$974	$50,969	$(400)	$66,010	$(3,014)	$114,539

Net income	-	-	-	-	10,812	-	10,812
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of FAS 133, net of taxes $27	-	-	-	-	-	(50)	-
Net derivative loss, net of taxes $27	-	-	-	-	-	(49)	-
Reclassification adjustment for loss included in net income, net of taxes $41	-	-	-	-	-	76	-
						(23)
Translation adjustment	-	-	-	-	-	(1,474)	(1,497)
Total comprehensive income	-	-	-	-	-	-	9,315
Purchase of treasury stock, at cost	(2)	-	-	(26)	-	-	(26)
Sale of common stock	9	1	313	-	-	-	314
Dividends paid ($.24 per share)	-	-	-	-	(2,329)	-	(2,329)
Balance at December 31, 2001	9,711	$975	$51,282	$(426)	$74,493	$(4,511)	$121,813

Net income	-	-	-	-	6,382	-	6,382
Net derivative gain, net of taxes $20	-	-	-	-	-	37	-
Reclassification adjustment for gain included in net income, net of taxes $12	-	-	-	-	-	23	-
						60
Translation adjustment	-	-	-	-	-	4,490	4,550
Total comprehensive income		-	-	-	-	-	10,932
Sale of common stock	6	1	63		-	-	64
Dividends paid ($.24 per share)	-	-	-		(2,331)	-	(2,331)
Balance at December 31, 2002	9,717	$976	$51,345	$(426)	$78,544	$39	$130,478

Net income	-	-	-	-	8,038	-	8,038
Net derivative gain, net of taxes $46	-	-	-	-	-	82	-
Reclassification adjustment for gain included in net income, net of taxes $20	-	-	-	-	-	(37)	-
						45
Translation adjustment	-	-	-	-	-	7,744	7,789
Total comprehensive income		-	-	-	-	-	15,827
Sale of common stock	10	1	94		-	-	95
Dividends paid ($.24 per share)	-	-	-		(2,333)	-	(2,333)
Balance at December 31, 2003	9,727	$977	$51,439	$(426)	$84,249	$7,828	$144,067

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2003	2002	2001
Operating Activities
Net income	$8,038	$6,382	$10,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	303	637	372
Depreciation	5,642	5,368	4,416
Amortization	248	181	1,914
Provision for deferred income tax benefit	520	(48)	1,136
Gain on sale of equipment	(528)	(40)	(1,676)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,400)	(1,177)	(4,241)
Inventories	2,988	9,039	(998)
Prepaid expenses and other	682	3,732	1,459
Trade accounts payable and accrued liabilities	1,238	3,710	(5,215)
Income taxes payable	1,497	(186)	251
Net cash provided by operating activities	18,228	27,598	8,230

Investing Activities
Acquisitions, net of cash acquired	-	(9,408)	(7,880)
Purchase of property, plant and equipment	(4,966)	(5,479)	(7,074)
Proceeds from sale of property, plant and equipment	876	287	2,516
Purchase of long-term investment	-	201	-
Equity method investment	-	(779)	-
Net cash used by investing activities	(4,090)	(15,178)	(12,438)

Financing Activities
Net change in bank revolving credit facility	(13,000)	(8,200)	6,400
Principal payments on long-term debt and capital leases	(1,428)	(871)	1,189
Dividends paid	(2,333)	(2,331)	(2,329)
Proceeds from sale of common stock	95	65	312
Cost of common stock repurchased	-	-	(26)
Net cash provided (used) by financing activities	(16,666)	(11,337)	5,546

Effect of exchange rate changes on cash	226	314	(81)
Net change in cash and cash equivalents	(2,302)	1,397	1,257
Cash and cash equivalents at beginning of the year	5,583	4,186	2,929
Cash and cash equivalents at end of the year	$3,281	$5,583	$4,186

Cash paid during the year for:
Interest	$2,199	$2,033	$3,379
Income taxes	3,107	3,830	5,091

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

      The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2003, the Company had $2,090,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $13,307,000 relating to a short-term inter-company cash transfer maturing in January 2004.  The maximum exposure of the December 31, 2003 contracts that the Company expects to incur during the first quarter of 2004 is approximately a $82,000 gain.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2003, 2002 and 2001, such transactions netted a gain of $370,000, a gain of $37,000, and a loss of $117,000, respectively.

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

Property, Plant and Equipment

      Property, plant, and equipment are stated on the basis of cost.  Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently.  Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

Goodwill

      Goodwill is related to purchase acquisitions and, with minor exceptions, was being amortized over fifteen years from respective acquisition dates.  Goodwill is shown net of amortization of $8,876,000 and $8,724,000 for the years ended December 31, 2003 and 2002, respectively.  The difference in the accumulated amortization between 2003 and 2002 is the translation adjustment relating to goodwill in the Company's foreign operations.  In June 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets" (FAS 142).

      Upon adoption of FAS 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Provisions of FAS 142 states that any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss recognized of FAS 142 is recorded as a charge to current period earnings.

      On January 1, 2002, the Company adopted statement FAS 142 and established its annual review for impairment as of December 31.  Based on the analysis completed, at December 31, 2003, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2003 the net book value of goodwill was $21,677,000 and at December 31, 2002, the net book value was $19,873,000.  The increase was all due to changes in currency exchange rates.

The following table shows the effect of the adoption of FAS 142 on the Company's net income as of December 31, 2003, 2002 and 2001 as if the adoption had occurred on January 1, 2000:

	Actual	Actual	Pro-forma
	December 31,
(in thousands, except earnings per share)	2003	2002	2001
Net Income - as reported	$8,038	$6,382	$10,812
Amortization (net of tax)	-	-	1,129
Adjusted Net Income	$8,038	$6,382	$11,941
Basic Earnings per share - as reported	$0.83	$0.66	$1.11
Amortization (net of tax)	-	-	0.12
Adjusted Basic Earnings per share	$0.83	$0.66	$1.23
Diluted Earnings per share - as reported	$0.82	$0.65	$1.11
Amortization (net of tax)	-	-	0.12
Adjusted Diluted Earnings per share	$0.82	$0.65	$1.23

Long-Term Investments

      At December 31, 2003 and 2002, the Company had $1,799,000 invested in a Small Business Investment Company which is carried at cost in Other assets.  The Company received a payment of $201,000 during the second quarter of 2002 which was treated as a return of capital.  Due to inherent risk factors in such investments, the ultimate realization of these amounts, included in Other assets in the accompanying financial statements, is not determinable at this date.

Patents and Trademarks

      The Company owns various U.S. and international patents which had a net book value of $887,000 as of December 31, 2003 and $949,000 as of December 31, 2002.  It expensed approximately $62,000 in 2003, $93,000 in 2002, and $99,000 in 2001 as amortization against these patents.  While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

Related Party Transactions

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2003.  Notes Receivable from a retired officer of the Company was zero for the years ended December 31, 2003 and 2002.  Notes Receivable from Mr. Douglass, Chairman of the Board, were prepaid in their entirety during 2002.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2003 and 2002 were $584,000 and $618,000 and is included in the Accrued liabilities section of the Company's balance sheet.

Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.  Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer.  Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months.  These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date.  Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer.  These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed.  The reserves for discounts are reviewed and adjusted quarterly.

Accounting for Internal Use Software

      The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in March 1998.  SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1.  The Company has purchased and capitalized approximately $1,694,000 net of depreciation at December 31, 2003 and approximately $1,959,000 net of depreciation at December 31, 2002.  The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of seven years.

Shipping and Handling Costs

      In September 2000, the Emerging Issues Task Force issued EITF 00-10, which requires disclosure of shipping and handling costs that are not included in costs of goods sold.  The Company's policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2003, 2002 and 2001 was approximately $2,162,000, $3,015,000 and $2,301,000, respectively.  Advertising and marketing expense is included in Selling, general and administrative expense ("SG&A").

Research and Development

      Product development and engineering costs charged to Selling, general and administrative expense amounted to $2,953,000, $2,612,000, and $2,405,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Federal Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

Reclassification

      Certain prior year balances have been reclassified in order to conform with the current financial statement presentation.

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

	December 31,
(In thousands, except per share amounts)	2003	2002	2001

Net income as reported	$8,038	$6,382	$10,812
Fair Value of
Compensation cost (tax affected)	(301)	(172)	(157)

Pro forma Net Income	7,737	6,210	10,655
Earnings per share (diluted)
As reported	$0.82	$0.65	$1.11
Fair Value of Compensation Cost	(0.03)	(0.02)	(0.02)

Pro forma earnings per share	$0.79	$0.63	$1.09

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2003, 2002, and 2001:

	December 31,
	2003	2002	2001

Risk-free interest rate	4.0%	6.0%	6.0%
Dividend Yield	0.0-3.8%	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%	24-68%
Weighted Average Expected Life	4 years	3.3 years	4.0 years

2.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(In thousands, except per share amounts)	2003	2002	2001

Net income	$8,038	$6,382	$10,812

Average common shares:
BASIC (weighted-average outstanding shares) ...	9,721	9,713	9,706

Dilutive potential common shares from stock options and warrants	68	76	81
DILUTED (weighted-average outstanding shares)	9,789	9,789	9,787

Basic earnings per share	$0.83	$0.66	$1.11

Diluted earnings per share	$0.82	$0.65	$1.11

      Stock options totaling 48,610 shares in 2003 and 24,092 shares in 2002, were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2003 and 2002, which made them antidilutive.

3.  TERMINATION OF OPERATIONS

      On November 30, 2001, the Company completed the closing of its manufacturing facilities (agricultural segment) in Guymon and Wakita, Oklahoma.  The inventory and some of the assets were relocated to its Indianola, Iowa location.  The remaining machinery and equipment as well as the land and building are currently assets held for sale at their net book value of $1,048,000.  The value was reduced by $200,000 during 2003 and expensed in Other Income (Expense) due to impairment concerns about the book value of the machinery and equipment based on the Company's analysis of the market for this type of equipment.  On February 27, 2001, the Company sold its trucking operations and on December 31, 2001, sold its related land and building in Seguin, Texas.  The Company closed one of its warehouses located in Seguin, Texas during the third quarter of 2002.  Also in the third quarter of 2002 the Company consolidated its Valu-Bilt Operations in Des Moines, Iowa, into its Herschel facility in Indianola, Iowa.

4.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2003
Allowance for doubtful accounts	$ 1,733	$ 431	$ 118	$ (574)	$ 1,708
Reserve for sales discounts	5,414	16,279	(90)	(16,663)	4,940
Reserve for inventory obsolescence	4,454	68	475	(384)	4,613
2002
Allowance for doubtful accounts	$ 1,266	$ 683	$ 75	$ (291)	$ 1,733
Reserve for sales discounts	4,549	15,512	10	(14,657)	5,414
Reserve for inventory obsolescence	3,857	430	547	(380)	4,454
2001
Allowance for doubtful accounts	$ 1,322	$ 361	$ 27	$ (443)	$ 1,266
Reserve for sales discounts	4,105	14,802	(3)	(14,355)	4,549
Reserve for inventory obsolescence	4,201	421	452	(1,217)	3,857

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

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company has a secured interest on most of its wholegoods each customer purchases.  This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain only a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $1,708,000 at December 31, 2003, and $1,733,000 at December 31, 2002.

Sales Discounts

      At December 31, 2003, the Company had $4,940,000 in reserves for sales discounts compared to $5,414,000 at December 31, 2002, on product shipped to our customers under various promotional programs.  The decrease was primarily from lower discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  85% to 95% of the Company's customers, who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

      The Company had $4,613,000 at December 31, 2003 and $4,454,000 at December 31, 2002 in reserve to cover obsolescence and slow moving inventory.  The increase was mainly due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) Inventory with a quantity on hand and no usage over a three year period is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that is deemed to be either included or excluded from this classification.

      The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

5.  INVENTORIES

      Inventories valued at LIFO cost represented 57% and 59% of total inventory for the years ended December 31, 2003 and 2002, respectively.  The excess of current costs over LIFO-valued inventories was $4,853,000 and $4,381,000 at December 31, 2003 and December 31, 2002, respectively.  On the 2003 and 2002 Income Statements, the impact was $472,000 of expense and $374,000 of Income, respectively.  Inventories consisted of the following on a basis net of reserves:

	December 31,
(in thousands)	2003	2002
Finished wholegoods and parts	$51,757	$52,742
Work in process	5,189	4,950
Raw materials	6,633	5,820
	$63,579	$63,512

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2003	2002	Useful Lives
Land	$5,414	$4,587
Buildings and improvements	27,570	23,174	15-25 yrs.
Machinery and equipment	34,330	34,134	5 yrs.
Office furniture and equipment	8,835	7,438	5 yrs.
Computer Software	2,422	2,348	7 yrs.
Transportation equipment	3,647	3,479	3-5 yrs.
	82,218	75,160

Accumulated depreciation	(49,991)	(43,431)
	$32,227	$31,729

      Property, plant and equipment at December 31, 2003 and December 31, 2002, include $2,058,000 and $2,276,000, respectively, for buildings, machinery and equipment held under capitalized leases.  Accumulated depreciation at December 31, 2003 and 2002 were $1,050,000 and $816,000 respectively.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2003	2002
Salaries, wages and bonuses	$4,690	$3,411
Warranty	3,093	2,899
State taxes	1,828	1,069
Pensions	1,220	971
Accrued interest	75	313
Other	2,363	4,017
	$13,269	$12,680

8.  LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2003	2002
Bank revolving credit facility	$14,000	$27,000
Capital lease obligations	562	1,164
Other notes payable	1,432	2,252
Total long-term debt	15,994	30,416
Less current maturities	1,615	2,583
	$14,379	$27,833

        The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains the following financial covenants, Minimum Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio, and Minimum Asset Coverage Ratio, and limitations on dividends, indebtedness, liens and investments.  For more information the unsecured Revolving Credit Agreement was filed on September 30, 2001 on Form 10-Q as shown in the Exhibits to this filing.  On September 26, 2002 but effective August 31, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004.  As of December 31, 2003, there was $14,000,000 borrowed under the revolving credit facility.  At December 31, 2003, $2,880,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendor's contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  The Australian facility is secured by a letter of credit issued by the Company.  As of December 31, 2003 there were no British pounds borrowed against the European line of credit, 720,000 Canadian dollars against the Canadian line of credit and 500,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of December 31, 2003, the Company is in compliance with the terms and conditions of its credit facilities.

      The aggregate maturities of long-term debt, as of December 31, 2003, are as follows: $1,615,000 in 2004, $14,326,000 in 2005, $29,000 in 2006, zero in 2007 and zero in 2008 and $24,000 thereafter.

      The fair value of the Company's debt is based on secondary market indicators.  Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carry amount approximates fair value.

9.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2003	2002	2001
Income before income taxes:
North American - U.S.	$4,961	$2,538	$11,473
International	8,011	7,236	5,133
	$12,972	$9,774	$16,606

      The provision for income taxes consists of:

	December 31,
(in thousands)	2003	2002	2001
Current:
Federal	$1,412	$820	$2,848
Foreign	2,731	2,472	1,654
State	255	155	274
	4,398	3,447	4,776
Deferred:
Federal	486	12	992
Foreign	50	(67)	26
	536	(55)	1,018
Total income taxes	$4,934	$3,392	$5,794

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2003	2002	2001
Statutory U.S. federal tax at 34%	$4,410	$3,323	$5,646
Increase (reduction) from:
Non-U.S. taxes	57	(55)	(65)
U.S. State taxes	168	102	180
Other	299	22	33
Provision for income taxes	$4,934	$3,392	$5,794
Actual tax rate	38%	35%	35%

     At December 31, 2003, the Company had unremitted earnings of international subsidiaries of $37,148,000.  These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax.  Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practical to determine the amount of this liability.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2003	2002
Current:
Deferred tax assets:
Inventory	$1,084	$1,215
Accounts receivable	1,516	1,691
Insurance	225	315
Other	1,139	948
	3,964	4,169

Deferred tax liabilities	$(1,499)	$(1,733)

Net current deferred tax asset	$2,465	$2,436
Non-Current:
Deferred tax assets:
Depreciation	183	219
Deferred compensation	275	323
Other	1,285	1,304
	1,743	1,846

Deferred tax liabilities:
Difference between book and tax basis	2,815	2,353

Net non-current tax (liability)	$(1,072)	$(507)

      Net current deferred tax assets were $2,465,000 in 2003 and $2,436,000 in 2002.  Net non-current deferred tax liabilities were $1,072,000 in 2003 and $507,000 in 2002.

10.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  No shares were repurchased in 2002 or 2003.  The authorization to repurchase shares remains available.

      Subsequent to December 31, 2003, the Company declared and paid a dividend of $.06 per share.

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

      On August 31, 1999, the stockholders of the Company approved amending the 1994 ISO Plan.  The amendment was filed on Schedule 14A, dated July 30, 1999.  During the period ended December 31, 2003, options to purchase 72,000 shares had been granted.  At December 31, 2003, the Company had reserved 96,200 shares of common stock for these options.

      On February 12, 2003, the Board of Directors approved an administrative amendment to the ("1994 ISO Plan").  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.

Following is a summary of activity in the Incentive Stock Option Plan for the periods indicated:

	December 31,
	2003	2002	2001
Options outstanding at beginning of year	96,600	86,600	92,550
Granted	72,000	21,000	16,000
Exercised	(9,750)	(6,000)	(9,150)
Cancelled	(12,000)	(5,000)	(12,800)
Options outstanding at end of year	146,850	96,600	86,600
Options exercisable at end of year	45,250	34,000	20,800
Options available for grant at end of year	96,200	156,200	172,200

      Per share option prices, for options outstanding at December 31, 2003, ranged from $8.9375 to $14.63.

Non-qualified Options

      On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share.  Each option became vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  During 2003, 2002 and 2001, no shares were exercised, and the remaining 20,000 options remain outstanding unexercised and expired on January 30, 2003.

      On July 7, 1999, the Company granted 200,000 shares of the Company's Common Stock from the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercised price of $8.9375 per share being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2003, 2002 and 2001, no shares were exercised.

      On May 3, 2001, the Stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted an option to purchase 5,000 shares each of the Company's Common Stock to Messrs. Goldress, Morris, Skaggs, and Thomas, respectively, at an exercise price of $13.96 per share being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shared after each succeeding year until the option is fully exercisable.    During 2002, 500 shares were exercised.  No shares were exercised in 2003.

      On May 12, 2003 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 each shares of the Company's Common Stock to Messrs. Goldress, Morris, Skaggs and Thomas, respectively, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      Following is a summary of activity in the non-qualified option plans for the periods indicated:

	December 31,
	2003	2002	2001
Options outstanding at beginning of year.	239,500	240,000	220,000
Granted	70,000	-	25,000
Exercised		(500)	-
Cancelled	(20,000)	-	(5,000)
Options outstanding at end of year	289,500	239,500	240,000
Options exercisable at end of year	167,500	143,500	100,000
Options available for grant at end of year	130,000	180,000	180,000

        Per share option prices, for options outstanding at December 31, 2003, ranged from $8.9375 to $13.96.

12.  RETIREMENT BENEFIT PLANS

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2003, 2002 and 2001 were $814,000, $779,000, and $643,000, respectively.  A U.S. subsidiary of the Company has an Hourly Employee Pension Plan of Trust covering collective bargaining.  The Company contributed $42,000 for the Plan year ending December 31, 2003.

      Four of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit.  Contributions were $408,000 in 2003, $344,000 in 2002, and $350,000 in 2001.

13.  SEGMENT REPORTING

 At December 31, 2003, the following audited financial information is segmented:

	December 31,
(in thousands)	2003	2002	2001
Net Revenue
Agricultural	$108,075	$110,784	$97,978
Industrial	104,081	100,905	108,001
European	66,202	47,746	40,068
Consolidated	279,078	259,435	246,047

Operating Income
Agricultural	$3,658	$2,361	$7,259
Industrial	4,428	3,899	8,374
European	5,901	5,172	3,723
Consolidated	13,987	11,432	19,356

Total Identifiable Assets
Agricultural	$84,114	$79,548	$82,219
Industrial	61,824	58,884	63,835
European	50,029	52,790	39,867
Consolidated	$195,967	$191,222	$185,921

14.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

      Following is selected financial information on the Company's international operations:

	December 31,
(in thousands)	2003	2002	2001
Net sales	$86,725	$65,111	$57,627
Income from operations	7,942	7,380	5,778
Income before income taxes and allocated interest expense	8,159	7,236	5,133
Identifiable assets	80,618	66,533	52,134

Following is other selected geographic financial information on the Company's operations:

	December 31,
(in thousands)	2003	2002	2001
Geographic net sales:
United States	$197,366	$201,367	$195,215
United Kingdom	24,884	18,863	16,679
France	34,882	21,260	17,316
Canada	7,174	5,827	6,502
Australia	8,026	5,561	4,080
Other	6,746	6,557	6,256
Total net sales	$279,078	$259,435	$246,047
Geographic location of long lived assets:
United States	$32,035	$33,755	$35,165
United Kingdom	11,779	10,666	9,740
France	6,427	5,250	2,661
Canada	7,780	6,360	5,862
Australia	188	199	278
Total long lived assets	$58,209	$56,230	$53,706

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

      For 2003, 2002 and 2001 the Company's Comprehensive Income was $15,827,000, $10,932,000, and $9,315,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2003	2002	2001
Foreign currency translation adjustments	$7,746	$(21)	$(4,488)
Net derivative gain (loss), net of taxes	82	60	(23)
Total accumulated other comprehensive income	7,828	39	(4,511)

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and transportation equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2003, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2004	$1,592	$346
2005	829	294
2006	197	-
2007	35	-
2008	17	-
Thereafter	2	-
Total minimum lease payments	$2,672	$640
Less amount representing interest		78
Present value of net minimum lease payments		562
Less current portion		288
Long-term portion		$274

      Rental expense for operating leases was $1,687,000 for 2003, $1,583,000 for 2002 and $1,687,000 for 2001.

Other

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property on which its Herschel facility operates is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  All remediation costs through June of 2002 were paid by the previous owner of the property pursuant to the agreement by which the Company purchased the property. The successor to the previous owner is in Chapter 11 Bankruptcy proceedings and the Company filed a claim with the United States Bankruptcy Court for the Western District of Michigan.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the successor and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at December 31, 2003 was $155,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

      The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company.  The loans were subject to approval by the Compensation Committee of the Board of Directors.  All loans are secured by a pledge of the shares being purchased.  Each loan bears interest at prime and is payable annually.  The executive loan program has been terminated and beginning March 2001, each employee must make annual principal payments equal to 10% of the amount loaned to the employee.  As of December 31, 2003, and 2002, $30,000 and $31,000, respectively, were outstanding under the program and are included in additional paid-in capital.  The executive loan program has expired.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2003 and 2002 is presented below.  Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.  (In thousands, except per share amounts):

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$67,371	$73,536	$70,723	$67,448	$64,777	$69,520	$65,213	$59,925
Gross profit	12,388	16,844	16,490	14,040	14,361	15,415	14,130	9,638
Net income (loss)	665	3,268	2,632	1,473	2,509	2,725	1,670	(522)
Earnings per share
Diluted	$0.07	$0.33	$0.27	$0.15	$0.26	$0.28	$0.17	$(0.05)
Average shares
Diluted	9,764	9,767	9,800	9,822	9,793	9,809	9,787	9,717
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$12.47	$12.25	$14.92	$15.81	$16.50	$17.15	$16.40	$12.75
Low	$11.25	$11.40	$12.06	$14.20	$13.50	$15.00	$12.30	$11.25

18.  ACQUISITIONS AND INVESTMENTS

During 2002 the Company made the following acquisition:

  On April 5, 2002, the Company, purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts ("Valu-Bilt") for approximately $6,900,000.  Valu-Bilt was located in Des Moines, Iowa, a subsidiary of Quality Stores, Inc. which was in Chapter 11 Bankruptcy.  There was no goodwill paid.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural parts directly to customers through its catalog offering and on a wholesale basis to dealers.

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

      The pro forma statement of the Company assuming the transactions were completed at January 1, 2002 is listed in the following table:

December 31,
(in thousands except for per share)	2002
Net Sales	$289,305
Net Income	$7,424
Diluted Earnings per Share	$0.76

      The following table summarizes the estimated fair value of the Company's assets acquired and liabilities assumed at the date of merger:

December 31,
(in thousands)	2002
Current assets	$11,169
Property, plant and equipment	2,345
Intangible assets	697
Other assets	40
Total assets acquired	$14,251

Current liabilities	4,518
Long-term debt	-
Deferred income taxes	-
Other long-term liabilities	-
Total liabilities assumed	$4,518
Net assets acquired	$9,733

19. SUBSEQUENT EVENTS

      On February 6, 2004, the Company announced it has entered into an agreement to acquire Rousseau Holding, S.A., a leading French manufacturer of right of way mowing and other vegetation maintenance equipment, parts and service.  The Company anticipates that the transaction will close in March, subject to customary closing conditions and review by French anti-trust authorities.

      Rousseau is located near Lyon, France and was founded in 1962.  During 2003, Rousseau had annual revenue of approximately €16 million (approx. $19 million) with 135 employees.  Historically the majority of their sales have been in France.