Form 10-Q
period 2004-03-31
ALAMO GROUP INC
filed 2004-05-10
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes X No ___

At April 30, 2004, 9,727,909 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6	Exhibits and Reports on Form 8K

SIGNATURES

Alamo Group Inc. and Subsidiaries
 Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,354	$3,281
Accounts receivable	91,254	64,263
Inventories	70,931	63,579
Deferred income taxes	4,207	2,465
Prepaid expenses	1,549	2,086
Total current assets	175,295	135,674

Property, plant and equipment	96,208	82,218
Less: Accumulated depreciation	(55,469)	(49,991)
	40,739	32,227

Goodwill	22,281	21,677
Assets held for sale	1,048	1,048
Other assets	4,043	3,598

Total assets	$243,406	$194,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	28,913	18,098
Income taxes payable	2,182	1,724
Accrued liabilities	17,492	13,269
Current maturities of long-term debt	3,659	1,615
Total current liabilities	52,246	34,706

Long-term debt, net of current maturities	40,524	14,379
Deferred income taxes	3,730	1,072

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,770,509 and 9,769,659 issued and outstanding at March 31, 2004 and December 31, 2003	977	977
Additional paid-in capital	51,451	51,439
Treasury stock, at cost; 42,600 shares at March 31, 2004 and December 31, 2003	(426)	(426)
Retained earnings	84,983	84,249
Accumulated other comprehensive income	9,921	7,828
Total stockholders' equity	146,906	144,067

Total liabilities and stockholders' equity	$243,406	$194,224

See accompanying notes.

                                                                                            3

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Net sales:
North American
Agricultural	$32,102	$26,438
Industrial	27,391	25,781
European	20,223	15,152
Total net sales	79,716	67,371

Cost of sales	62,453	54,983
Gross profit	17,263	12,388

Selling, general and administrative expense	12,249	11,006
Income from operations	5,014	1,382

Interest expense	(515)	(471)
Interest income	120	102
Other income (expense), net	(831)	95
Income before income taxes	3,788	1,108
Provision for income taxes	1,484	443
Net Income	$2,304	$665

Net income per common share:
Basic	$0.24	$0.07
Diluted	$0.23	$0.07
Average common shares:
Basic	9,727	9,717
Diluted	9,854	9,764

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Operating Activities
Net income	$2,304	$665
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	127	164
Depreciation	1,498	1,400
Amortization	73	48
Provision for deferred income tax benefit	11	2
Gain on sale of property, plant & equipment	(23)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(24,958)	(20,227)
Inventories	(2,902)	(2,503)
Prepaid expenses and other assets	4,296	(529)
Trade accounts payable and accrued liabilities	8,213	2,566
Income taxes payable	366	1,278
Net cash used by operating activities	(10,995)	(17,144)

Investing Activities
Acquisitions, net of cash acquired	(3,127)	-
Purchase of property, plant and equipment	(1,258)	(749)
Proceeds from sale of property, plant and equipment	25	90
Purchase of long-term investment	-	-
Sale of long-term investment	-	-
Net cash used by investing activities	(4,360)	(659)

Financing Activities
Net change in bank revolving credit facility	20,000	13,500
Principal payments on long-term debt and capital leases	405	1,255
Dividends paid	(584)	(583)
Proceeds from sale of common stock	12	9
Cost of common stock repurchased	-	-
Net cash provided by financing activities	19,833	14,181

Effect of exchange rate changes on cash	(405)	(123)
Net change in cash and cash equivalents	4,073	(3,745)
Cash and cash equivalents at beginning of the period	3,281	5,583
Cash and cash equivalents at end of the period	$7,354	$1,838

Cash paid during the period for:
Interest	$194	$490
Income taxes	$1,217	$819

See accompanying notes.

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $1,650,000 and $1,708,000 at March 31, 2004 and December 31, 2003, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 54% and 57% of total inventory at March 31, 2004 and December 31, 2003, respectively.  The excess of current costs over LIFO valued inventories were $4,853,000 at March 31, 2004 and December 31, 2003.  Inventory obsolescence reserves were $5,607,000 at March 31, 2004 and $4,613,000 at December 31, 2003.  The increase in obsolescence reserve was due to currency exchange rates on European and Canadian obsolete inventory reserves.  Net inventories consist of the following:

(in thousands)	March 31, 2004	December 31, 2003

Finished goods	$60,245	$51,757
Work in process	5,871	5,189
Raw materials	4,815	6,633
	$70,931	$63,579

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	March 31,
	2004	2003

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

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

	March 31,
(In thousands, except per share amounts)	2004	2003

Net income as reported	$2,304	$665
Fair Value of
Compensation cost (tax affected)	(94)	(43)

Pro forma Net Income	2,210	622
Earnings per share (diluted)
As reported	$0.23	$0.07
Fair Value of Compensation Cost	(0.01)	-

Pro forma earnings per share	$0.22	$0.07

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2004 and 2003:

	March 31,
	2004	2003

Risk-free interest rate	4.0%	6.0%
Dividend Yield	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	4 years	3.3 years

6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended
	March 31,
(In thousands, except per share)	2004	2003
Net Income	$2,304	$665

Average Common Shares:
BASIC (weighted-average outstanding shares) .	9,727	9,717

Dilutive potential common shares from stock options	127	47
DILUTED (weighted-average outstanding shares)	9,854	9,764

Basic earnings per share	$0.24	$0.07

Diluted earnings per share	$0.23	$0.07

  Segment Reporting

At March 31, 2004 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2004	2003

Net Revenue
Agricultural	$32,102	$26,438
Industrial	27,391	25,781
European	20,223	15,152
Consolidated	$79,716	$67,371

Operating Income
Agricultural	$1,777	$(521)
Industrial	1,594	767
European	1,643	1,136
Consolidated	$5,014	$1,382

Total Identifiable Assets
Agricultural	$97,287	$92,343
Industrial	64,670	64,076
European	81,449	54,556
Consolidated	$243,406	$210,975

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

On January 1, 2002, the Company adopted statement FAS 142 and tested for impairment as of December 31, 2002.  At December 31, 2003, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At March 31, 2004, the net book value of goodwill was $22,281,000 and at December 31, 2003 the net book value was $21,677,000.  The increase is from exchange rate fluctuations and the acquisition of Rousseau.

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

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146").  Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity."  It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination."  Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not believe that adoption of this statement materially impacted the Company's financial position or results of operations.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46").  "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation ("FIN 46R").  FIN 46 and FIN 46R address the accounting for, and disclosure of investments in variable interest entities.  The Company's adoption of FIN 46 and FIN 46R during 2003 did not have a significant effect on our financial position or results of operations.

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

9.  Comprehensive Income

During the first quarter of 2004 and 2003, Comprehensive Income amounted to $4,397,000 and $1,294,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Net Income	$2,304	$665
Foreign currency translations adjustment	2,093	629

Comprehensive Income	$4,397	$1,294

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,
(in thousands)	2004	2003

Foreign currency translation	$9,921	$668

Accumulated other comprehensive income	$9,921	$668

10.  Contingent Matters

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

The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the State of Iowa to develop and implement a plan to remediate the contamination.  The balance in the environmental liability reserve at March 31, 2004, was $76,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be up to $250,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
Sales Data In Thousands	2004	2003
North American
Agricultural	40.3%	39.2%
Industrial	34.4%	38.3%
European	25.4%	22.5%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2004	2003

Gross margin	21.7%	18.4%
Income from operations	6.3%	2.0%
Income before income taxes	4.7%	1.6%
Net income	2.9%	1.0%

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net sales for the first quarter of 2004 were $79,716,000, an increase of $12,345,000 or 18.3% compared to $67,371,000 for the first quarter of 2003.  The increase was primarily attributable to improved market conditions in the U.S. agricultural sector as well as in the Company's European operations.

Net North American Agricultural sales were $32,102,000 in 2004 compared to $26,438,000 for the same period in 2003, an increase of $5,664,000 or 21.4%.  The increase was due to improved market conditions and increased farm income coming from higher commodity prices.  The Company's Rhino and Herschel product lines continue to reflect strong revenue from increase in order rates.

Net North American Industrial sales increased during the first quarter by $1,610,000 or 6.2% to $27,391,000 for 2004 compared to $25,781,000 during the same period in 2003.  The increase came from higher sales from both mowing equipment and street sweepers.  Industrial markets have shown some improvement but are still below historical levels.

Net European Sales for the first quarter of 2004 were $20,223,000, an increase of $5,071,000 or 35.5% compared to $15,152,000 during the first quarter of 2003.  The increase was a result of internal growth from cross selling related products through existing distributor networks and customer focused marketing initiatives, and to a lesser extent, the acquisition of the French company Rousseau, which accounted for approximately $1,100,000 in additional revenue.

Gross profit for the first quarter of 2004 was $17,263,000 (21.7% of net sales) compared to $12,388,000 (18.4% of net sales) during the same period in 2003, an increase of $4,875,000.  The increase was mainly attributable to improved sales from all three segments of our business.  Also, the Company has been working on improving efficiencies in plant utilization which were a factor that strengthened our results.  The Company continued to be affected by high steel and fuel prices which negatively impacted the gross margin in the first quarter of 2004.

Selling, general and administrative expense ("SG&A") were $12,249,000 (15.4% of net sales) during the first quarter of 2004 compared to $11,006,000 (16.3% of net sales) during the same period of 2003, an increase of $1,243,000.  SG&A for the first quarter of 2004 due was up do to increased marketing commissions and expenses in the amount of $450,000 as a result of higher sales and to a lesser extent $136,000 of expense from the acquisition of Rousseau.

Interest expense was $515,000 for the first quarter of 2004 compared to $471,000 during the same period in 2003, an increase of $44,000.

Other Income (expense) was an expense of $831,000 for the first quarter of 2004.  This includes a loss of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, and a write down of $150,000 in Alamo Group's investment in a small business investment company.

Provision for income taxes was $1,484,000 (39.1%) in the first quarter of 2004 compared to $443,000 (39.9%) during the same period in 2003.  The Company has begun to experience increased state tax expense due to mandating state registration on all industrial bids along with increased state audits.

The Company's net income after tax was $2,304,000 or $0.23 per share on a diluted basis for the first quarter of 2004 compared to $665,000 or $0.07 per share on a diluted basis for the first quarter of 2003.  The increase of $1,639,000 resulted from factors described above.

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

As of March 31, 2004, the Company had working capital of $123,049,000 which represents an increase of $22,081,000 from working capital of $100,968,000 as of December 31, 2003.  The increase in working capital was primarily from higher accounts receivable levels and inventory due to seasonality and the acquisition of Rousseau.

Capital expenditures were $1,258,000 for the first three months of 2004, compared to $749,000 during the first three months of 2003.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2000 shares were repurchased during the third quarter.  There were no shares purchased during 2002, 2003 as well as the first quarter of 2004.

Net cash provided by financing activities was $19,833,000 during the three month period ending March 31, 2004, compared to $14,181,000 net cash provided by financing activities for the same period in 2003.

The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains the following financial covenants; Minimum Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio, and Minimum Asset Coverage Ratio, and limitations on dividends, indebtedness, liens and investments.  For more information the unsecured Revolving Credit Agreement was filed on September 30, 2001 on Form 10-Q as shown in the Exhibits to this filing.  On September 26, 2002 but effective August 31, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004.  As of March 31, 2004, there was $34,000,000 borrowed under the revolving credit facility.  At March 31, 2004, $2,880,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  As of March 31, 2004 there were no British pounds borrowed against the European line of credit, 1,790,000 Canadian dollars was outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Revolving Credit Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005. The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of March 31, 2004, the Company is in compliance with the terms and conditions of its credit facilities.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The bad debt reserve balance was $1,650,000 at March 31, 2004 and $1,708,000 at December 31, 2003.  The decrease was primarily from improved conditions in the industrial and agricultural sector.

Sales Discounts

At March 31, 2004 the Company had $6,650,000 in reserves for sales discounts compared to $4,940,000 at December 31, 2003 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and are shipped through the first quarter of 2004.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

The Company had $5,607,000 at March 31, 2004 and $4,613,000 at December 31, 2003 in reserve to cover obsolescence and slow moving inventory. The increase was primarily due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

The warranty reserve balance was $3,279,000 at March 31, 2004 and $3,093,000 at December 31, 2003.  The increase was related to the growth in sales.

Product Liability

At March 31, 2004 the Company had accrued $257,000 in reserves for product liability cases compared to $480,000 at December 31, 2003.  The Company accrues on a case by case basis and adjusts the balance quarterly.

During most of 2003, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2004, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s on deductibles.

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

In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; availability and significantly increased prices of steel; seasonal factors in the Company's industry; unforeseen litigation; animal diseases such as the mad cow and bird flu; government actions including budget levels, regulations and legislation, such as Sarbanes-Oxley Act of 2002; legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2004, the Company had $1,784,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $500,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $218,000 for the period ending March 31, 2004.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,044,000 for the period ended March 31, 2003.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2004 was a gain of $2,093,000.  On March 31, 2004, the British pound closed at .5424 relative to 1.00 U.S. dollar, and the Euro dollar closed at 1.2303 relative to 1.00 U.S. dollar.  At December 31, 2003 the British pound closed at .5599 relative to 1.00 U.S. dollar and the Euro dollar closed at 1.2579 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2003, the British pound closed at .6328 relative to 1.00 U.S. dollar, and the Euro dollar closed at 1.0899 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2004 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $600,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

(b)   Reports on Form 8-K
Alamo Group Inc. First Quarter 2004 Press Release Filed May 7, 2004

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

INDEX