Form 10-Q
period 2004-06-30
ALAMO GROUP INC
filed 2004-08-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

Yes X No ___

AT AUGUST 1, 2004, 9,731,209 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING

Alamo Group Inc. and Subsidiaries

 INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2004 and December 31, 2003 (Audited)

	Interim Condensed Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2004 and June 30, 2003

	Interim Condensed Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2004 and June 30, 2003

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	19

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,775	$3,281
Accounts receivable	91,421	64,263
Inventories	73,420	63,579
Deferred income taxes	4,200	2,465
Prepaid expenses	4,686	2,086
Total current assets	178,502	135,674

Property, plant and equipment	91,864	82,218
Less: Accumulated depreciation	(51,373)	(49,991)
	40,491	32,227

Goodwill	21,541	21,677
Assets held for sale	448	1,048
Other assets	3,786	3,598

Total assets	$244,768	$194,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	30,762	18,098
Income taxes payable	3,306	1,724
Accrued liabilities	19,615	13,269
Current maturities of long-term debt	3,088	1,615
Total current liabilities	56,771	34,706

Long-term debt, net of current maturities	33,702	14,379
Deferred income taxes	4,037	1,072

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,771,309 and 9,769,659 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	977	977
Additional paid-in capital	51,461	51,439
Treasury stock, at cost; 42,600 shares at June 30, 2004 and December 31, 2003	(426)	(426)
Retained earnings	89,232	84,249
Accumulated other comprehensive income	9,014	7,828
Total stockholders' equity	150,258	144,067

Total liabilities and stockholders' equity	$244,768	$194,224

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net sales:
North American
Agricultural	$31,311	$26,750	$63,413	$53,188
Industrial	31,421	29,460	58,812	55,241
European	27,084	17,326	47,307	32,478
Total net sales	89,816	73,536	169,532	140,907

Cost of sales	68,720	56,692	131,173	111,675
Gross profit	21,096	16,844	38,359	29,232

Selling, general and administrative expense	13,200	11,635	25,449	22,641
Income from operations	7,896	5,209	12,910	6,591

Interest expense	(527)	(631)	(1,042)	(1,102)
Interest income	141	155	261	257
Other income (expense), net	(64)	396	(895)	491
Income before income taxes	7,446	5,129	11,234	6,237

Provision for income taxes	2,614	1,861	4,098	2,304
Net income	$4,832	$3,268	$7,136	$3,933

Net income per common share:
Basic	$0.50	$0.34	$0.73	$0.40
Diluted	$0.49	$0.33	$0.72	$0.40
Average common shares
Basic	9,728	9,718	9,728	9,718
Diluted	9,841	9,767	9,848	9,766

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2004	2003
Operating Activities
Net income	$7,136	$3,933
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	309	198
Depreciation	3,028	2,813
Amortization	145	119
Provision for deferred income tax benefit	336	10
Gain on sale of equipment	(65)	(529)
Changes in operating assets and liabilities:
Accounts receivable	(25,646)	(16,822)
Inventories	(5,848)	(950)
Prepaid expenses and other assets	1,880	260
Trade accounts payable and accrued liabilities	12,546	5,582
Income taxes payable	1,511	219
Net cash provided (used) by operating activities	(4,668)	(5,167)

Investing Activities
Acquisitions, net of cash acquired	(3,076)	-
Purchase of property, plant and equipment	(2,453)	(1,547)
Proceeds from sale of property, plant and equipment	110	740
Net cash provided (used) by investing activities	(5,419)	(807)

Financing Activities
Net change in bank revolving credit facility	14,000	5,000
Principal payments on long-term debt and capital leases	(854)	(852)
Dividends paid	(1,167)	(1,166)
Proceeds from sale of common stock	22	10
Net cash provided (used) by financing activities	12,001	2,992

Effect of exchange rate changes on cash	(420)	229
Net change in cash and cash equivalents	1,494	(2,753)
Cash and cash equivalents at beginning of the period	3,281	5,583
Cash and cash equivalents at end of the period	$4,775	$2,830

Cash paid during the period for:
Interest	$996	$1,231
Income taxes	$2,806	$1,953

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

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,537,000 and $1,708,000 at June 30, 2004 and December 31, 2003, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 57% of total inventory at June 30, 2004 and December 31, 2003, respectively.  The excess of current costs over LIFO valued inventories were $4,853,000 at June 30, 2004 and at December 31, 2003.  Inventory obsolescence reserves were $5,516,000 at June 30, 2004 and $4,613,000 at December 31, 2003.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	June 30, 2004	December 31, 2003

Finished goods	$61,958	$51,757
Work in process	5,928	5,189
Raw materials	5,534	6,633
	$73,420	$63,579

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Assets Held for Sales

During the second quarter of 2004, the Company determined that the disposal of the assets held for sale at its Guymon facility was not meeting the expectations it had set during 2003.  The Company wrote down the assets by $600,000 against machinery and equipment leaving a balance of $448,000.  The machinery and equipment is expected to disposed of for scrap value.

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Six Months Ended
	June 30,
	2004	2003

Dividends declared	$0.12	$0.12
Dividends paid	0.12	0.12

6          Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net income as reported	$4,832	$3,268	$7,136	$3,933
Fair Value of
Compensation cost (tax affected)	(92)	(69)	(185)	(112)

Pro forma Net Income	4,740	3,199	6,951	3,821

Basic Earnings per share (basic)
As reported	$0.50	$0.34	$0.73	$0.40
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.02)	(0.01)
Pro forma earnings per share (basic)	$0.49	$0.33	$0.71	$0.39

Basic Earnings per share (diluted)
As reported	$0.49	$0.33	$0.72	$0.40
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.02)	(0.01)
Pro forma earnings per share (diluted)	$0.48	$0.32	$0.70	$0.39

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2004 and 2003:

	June 30,
	2004	2003

Risk-free interest rate	4.0%	3.4%
Dividend Yield	1.0-3.8%	1.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	5.0 years	3.3 years

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net Income	$4,832	$3,268	$7,136	$3,933

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,728	9,718	9,728	9,718

Dilutive potential common shares from stock options and warrants	113	49	120	48
Diluted (weighted-average outstanding shares)	9,841	9,767	9,848	9,766

Basic earnings per share	$0.50	$0.34	$0.73	$0.40

Diluted earnings per share	$0.49	$0.33	$0.72	$0.40

8.  Segment Reporting

At June 30, 2004 and June 30, 2003 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003

Net Revenue
Agricultural	$31,311	$26,750	$63,413	$53,188
Industrial	31,421	29,460	58,812	55,241
European	27,084	17,326	47,307	32,478
Consolidated	89,816	73,536	169,532	140,907

Operating Income
Agricultural	$1,835	$1,181	$3,612	$660
Industrial	3,563	2,460	5,157	3,227
European	2,498	1,568	4,141	2,704
Consolidated	7,896	5,209	12,910	6,591

Total Identifiable Assets
Agricultural	$96,099	$89,147	$96,099	$89,147
Industrial	65,888	61,944	65,888	61,944
European	82,781	58,130	82,781	58,130
Consolidated	244,768	209,221	244,768	209,221

9.       Accounting Standards and Disclosures

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148").  Statement 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of account for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method.  The Company adopted the disclosure provisions required in Statement 148 and have provided the necessary disclosures within Note 6 of the financial statements.

On January 1 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  The Interpretation addresses consolidation of business enterprises of variable interest.  The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

10.  Comprehensive Income

During the second quarter of 2004 and 2003, Comprehensive Income amounted to $3,925,000 and $6,445,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net Income	$4,832	$3,268	$7,136	$3,933
Foreign currency translations adjustment	(907)	3,177	1,186	3,806

Comprehensive Income	$3,925	$6,445	$8,322	$7,739

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	June 30,
(in thousands)	2004	2003

Foreign currency translation	$9,014	$3,845

Accumulated other comprehensive income	$9,014	$3,845

11.  Contingent Matters

            The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relate to product liability, which is generally covered by insurance subject to our self insured retention.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.  The Company believes that the reserves allocated to these matters are sufficient.  Reserve balances are evaluated on a quarterly basis and, if necessary, adjustments are made.

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated with chromium.  The contamination likely resulted from chrome-plating operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  The balance in the environmental liability reserve at June 30, 2004 was $114,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2004	2003	2004	2003
North American
Agricultural	34.9%	36.4%	37.4%	37.8%
Industrial	35.0%	40.1%	34.7%	39.2%
European	30.1%	23.5%	27.9%	23.0%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2004	2003	2004	2003

Gross profit	23.5%	22.9%	22.6%	20.7%
Income from operations	8.8%	7.1%	7.6%	4.7%
Income before income taxes	8.3%	7.0%	6.6%	4.4%
Net income	5.4%	4.4%	4.2%	2.8%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below.

In the first two quarters of 2004 the Company has shown solid improvement compared to the comparable periods in 2003.  We believe this trend, which the Company began to experience in the last half of 2003, is a result of strengthening in the markets for the Company's products as well as improved operating efficiencies in our manufacturing facilities.  We believe these trends should continue for the rest of 2004 and into 2005 which should result in continuing sales and earnings growth.

            While the outlook remains favorable and market conditions are positive, we are concerned that our markets could be affected negatively by a variety of factors such as a downturn in the overall economy; which we believe is somewhat fragile, inflation, particularly as it relates to raw materials such as steel and fuel; increased levels of governmental regulations; adverse situations that could effect our customers, such as mad cow or foot and mouth disease; and budget constraints or revenue shortfalls in governmental agencies to which the Company sells its products.

Results of Operations

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Net sales for the second quarter of 2004 were $89,816,000, an increase of $16,280,000 or 22.1% compared to $73,536,000 for the second quarter of 2003.  The increase was primarily attributable to the continued strengthening in the Company's U.S. and European markets and to a lessor extent the acquisition of Rousseau Holdings, S.A. ("Rousseau") on March 15, 2004.  Without Rousseau, sales increase for the quarter were up 13%.

Net North American Agricultural sales were $31,311,000 in 2004 compared to $26,750,000 for the same period in 2003 an increase of $4,561,000 or 17.1%.  The increase was attributable to improvement  in the agricultural sector, a trend which began in the fourth quarter of 2003.

Net North American Industrial sales increased during the second quarter by $1,961,000 or 6.7% to $31,421,000 for 2004 compared to $29,460,000 during the same period in 2003. Industrial mower sales have shown marginal improvement but are still well below historical levels.  Sales of Schwarze sweepers accounted for the majority of the increase over 2003 as they experienced growth in all areas of direct, dealer, and international sales.

Net European Sales for the second quarter of 2004 were $27,084,000, an increase of $9,758,000 or 56.3% compared to $17,326,000 during the second quarter of 2003.  The increase was a result of internal sales growth due to aggressive marketing initiatives which has expanded our market presence and to a lessor extent the acquisition of Rousseau in France.

Gross profit for the second quarter of 2004 was $21,096,000 (23.5% of net sales) compared to $16,844,000 (22.9% of net sales) during the same period in 2003, an increase of $4,252,000.  The increase was mainly attributable to higher sales levels particularly in the European sector.  The Company continued to improve upon production efficiencies which resulted in higher margin percentages over 2003.  The Company continues to be affected by higher steel prices which negatively impacted the second quarter of 2004.

Selling, general and administrative expense ("SG&A") was $13,200,000 (14.7% of net sales) during the second quarter of 2004 compared to $11,635,000  (15.8% of net sales) during the same period of 2003, an increase of $1,565,000.  The increase in SG&A was mainly a result of the addition of Rousseau in the amount of $943,000.

            Interest expense was $527,000 for the second quarter of 2004 compared to $631,000 during the same period in 2003, a decrease of $104,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense), net was $64,000 of expense during the second quarter of 2004 compared to $396,000 of income in the second quarter of 2003.  During the second quarter of 2004, the Company recorded a gain of $544,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment has led to this reduction in its carrying cost.  In 2003, the majority of the gain recorded was the sale of undeveloped land adjacent to the Company's Texas facility in the amount of $365,000.

            The Company's net income after tax was $4,832,000 or $.49 per share on a diluted basis for the second quarter of 2004 compared to $3,268,000 or $.33 per share on a diluted basis for the second quarter of 2003.  The increase of $1,564,000 resulted from the factors described above.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net sales for the first six months of 2004 were $169,532,000, an increase of $28,625,000 or 20.3% compared to $140,907,000 for the first six months of 2003.  The increase was primarily attributable to the improved markets in all three divisions and to the acquisition of Rousseau on March 15, 2004.

Net North American Agricultural sales were $63,413,000 in 2004 compared to $53,188,000 for the same period in 2003, an increase of $10,225,000 or 19.2%.  Higher prices for cattle and other agricultural commodities have led to growth in farm incomes resulting in better markets for the Company's products.  This is reflected in the increased order rate the Company has experienced, particularly for its Rhino, Herschel and Schulte products.

Net North American Industrial sales increased during the first six months by $3,571,000 or 6.5% to $58,812,000 for 2004 compared to $55,241,000 during the same period in 2003. Budget constraints at governmental agencies continue to affect the industrial mower sales but they have shown some improvement during 2004, though they have  continued to remain below historical levels.  Sales of Schwarze sweepers were higher during the first six months of 2004 compared to the same time in 2003 as dealer and direct sales experienced increased market activity.

Net European sales for the first six months of 2004 were $47,307,000, an increase of $14,829,000 or 45.7% compared to $32,478,000 during the same period of 2003.  The increase was a result of internal sales growth due to aggressive marketing initiatives and from cross selling related products through existing distribution networks and the acquisition of Rousseau.

Gross profit for the first six months of 2004 was $38,359,000 (22.6% of net sales) compared to $29,232,000 (20.7% of net sales) during the same period in 2003, an increase of $9,127,000.  The increase was mainly due to higher sales levels and improved operating efficiencies which resulted in increased gross margin percentages.  The Company continues to be affected by higher steel prices which negatively impacted the first six months of 2004.

Selling, general and administrative expense ("SG&A") was $25,449,000 (15.0% of net sales) during the first six months of 2004 compared to $22,641,000 (16.0% of net sales) during the same period of 2003, an increase of $2,808,000.  SG&A for the first six months of 2004 increased mainly as a result of the addition of Rousseau in the amount of $1,078,000 and increased marketing expense in the amount of $850,000 due to higher sales.  As a percent of sales SG&A continues to track below 2003.

            Interest expense was $1,042,000 for the first six months of 2004 compared to $1,102,000 during the same period in 2003, a decrease of $60,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense), net was $895,000 of expense during the first six months of 2004 compared to $491,000 of income in the first six months of 2003.  This includes a loss of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, a write down of $150,000 in Alamo Group's investment in a small business investment company, and exchange rate loss of $356,000 relating to foreign currency contracts on accounts receivable transactions in our European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $544,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment has led to this reduction in its carrying cost.  During 2003 the Company sold land adjacent to its Texas facility and recorded a $365,000 gain.  The remaining $126,000 gain in 2003 was from foreign currency contracts on accounts receivable transactions in our European operations.

            The Company's net income after tax was $7,136,000 or $.72 per share on a diluted basis for the first six months of 2004 compared to 3,933,000 or $.40 per share on a diluted basis for the first six months of 2003.  The increase of $3,203,000 resulted from the factors described above.

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

As of June 30, 2004, the Company had working capital of $121,731,000, which represents an increase of $20,763,000 from working capital of $100,968,000 as of December 31, 2003.  The increase in working capital was primarily from higher accounts receivable levels due to seasonality and the acquisition of Rousseau.

Capital expenditures were $2,453,000 for the first six months of 2004, compared to $1,547,000 during the first six months of 2003.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2,000 shares were repurchased during the third quarter.  There were no shares repurchased during 2002, 2003 or in the first six months of 2004.

Net cash provided by financing activities was $12,001,000 during the six-month period ending June 30, 2004, compared to $2,992,000 net cash provided by financing activities for the same period in 2003.  The increase was due to extended terms on fall preseason sales programs which were higher in 2004.

The Company entered into a $70,000,000 contractually committed, unsecured, long-term bank revolving credit facility on August 31, 2001, under which the Company could borrow and repay until September 30, 2003, with interest at variable rate options based upon Prime or Libor rates, with such rates either floating on a daily basis or fixed for periods up to 180 days.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisition activities.  The loan agreement contains the following financial covenants; Minimum Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio, and Minimum Asset Coverage Ratio, and limitations on dividends, indebtedness, liens and investments.  For more information the unsecured Revolving Credit Agreement was filed on September 30, 2001 on Form 10-Q as shown in the Exhibits to this filing.  On September 26, 2002 but effective August 31, 2002, the Company and its lenders agreed to extend the final maturity of its long-term revolving credit facility to August 31, 2004.  As of June 30, 2004, there was $28,000,000 borrowed under the revolving credit facility.  At June 30, 2004, $2,700,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  As of June 30, 2004 there were no British pounds borrowed against the European line of credit, 1,280,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

            The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company has a secured interest in most of its wholegood sales.  This allows the Company, in the event of nonpayment or deteriorating financial condition, to repossess the customer's inventory.  This also allows Alamo Group to maintain only a reserve over its cost which usually represents the margin on the original sales price.

            The bad debt reserve balance was $1,537,000 at June 30, 2004 and $1,708,000 on December 31, 2003.  The decrease was primarily from improved collections in the U.S. operations.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

            At June 30, 2004 the Company had $6,229,000 in reserves for sales discounts compared to $4,940,000 at December 31, 2003 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and are shipped through the second quarter of 2004.  The Company reviews the reserve quarterly based on the analysis made on each program in effect at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $5,516,000 at June 30, 2004 and $4,613,000 at December 31, 2003 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

            The warranty reserve balance was $2,894,000 at June 30, 2004 and $3,093,000 at December 31, 2003.  The decrease was related to lower warranty claims primarily in the industrial division.

Product Liability

            At June 30, 2004 the Company had accrued $248,000 in reserves for product liability cases compared to $480,000 at December 31, 2003.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

During most of 2003, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2003, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

            Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; abnormal weather conditions such as droughts and floods which can affect buying patterns of the Company's customers; the price and availability of critical raw materials, particularly steel; increased cost of new regulations such as Sarbanes-Oxley which effect public companies; the potential effects on the buying habits of our customers due to diseases such as mad cow and hoof and mouth; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

            In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company's industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily relating to the environment, commerce, infrastructure spending, health and safety; and availability and price of materials.

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

Foreign Currency Risk

International Sales

            A portion of the Company's operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the United Kingdom, France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, but certain of the Company's sales from its international operations are exported and are denominated in other currencies.  As a result, the Company's financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of their future net foreign currency sales transactions over a period of six months.  As of June 30, 2004, the Company had £1,699,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $450,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,694,000 for the period ending June 30, 2004.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $808,000 for the period ended June 30, 2003.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2004 was a loss of $907,000.  On June 30, 2004, the British pound closed at .5496 relative to 1.00 U.S. dollar, and the Euro closed at 1.2196 relative to 1.00 US dollar.  At December 31, 2003 the British pound closed at .5599 relative to 1.00 U.S. dollar and the Euro closed at 1.2579 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2003, the British pound closed at .6039 relative to 1.00 U.S. dollar, and the Euro closed at 1.1515 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2004 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $280,000 for the first half of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible affects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)      Reports on Form 8-K

May 20, 2004 - Press Release Announcing Purchase Of Pothole And Snowblower Product Lines From Wildcat Mfg. Co., Inc.
August 3, 2004 - Press Release announcing second quarter fiscal 2004 earnings.

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