Form 10-Q
period 2004-09-30
ALAMO GROUP INC
filed 2004-11-10
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Yes X No ___

At NOVEMBER 1, 2004, 9,738,059 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING

 Alamo Group Inc. and Subsidiaries

 INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2004 and September 30, 2003	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2004 and September 30, 2003	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES
2

Alamo Group Inc. and Subsidiaries Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,135	$3,281
Accounts receivable, net	71,972	64,263
Inventories	73,911	63,579
Deferred income taxes	4,201	2,465
Prepaid expenses	3,597	2,086
Total current assets	160,816	135,674

Property, plant and equipment	91,869	82,218
Less: Accumulated depreciation	(51,755)	(49,991)
	40,114	32,227

Goodwill	21,963	21,677
Assets held for sale	448	1,048
Other assets	3,038	3,598

Total assets	$226,379	$194,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	26,514	18,098
Income taxes payable	3,280	1,724
Accrued liabilities	19,787	13,269
Current maturities of long-term debt	2,203	1,615
Total current liabilities	51,784	34,706

Long-term debt, net of current maturities	15,580	14,379
Deferred income taxes	4,094	1,072

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,780,659 and 9,769,659 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	978	977
Additional paid-in capital	51,547	51,439
Treasury stock, at cost; 42,600 shares at September 30, 2004 and December 31, 2003	(426)	(426)
Retained earnings	92,846	84,249
Accumulated other comprehensive income	9,976	7,828
Total stockholders' equity	154,921	144,067

Total liabilities and stockholders' equity	$226,379	$194,224

See accompanying notes.

Alamo Group Inc. and Subsidiaries Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net sales:
North American
Agricultural	$32,568	$27,257	$95,981	$80,445
Industrial	30,012	26,516	88,824	81,757
European	25,410	16,950	72,717	49,428
Total net sales	87,990	70,723	257,522	211,630

Cost of sales	67,876	54,233	199,049	165,908
Gross profit	20,114	16,490	58,473	45,722
Selling, general and administrative expense	13,544	11,930	39,170	34,627
Income from operations	6,570	4,560	19,303	11,095
Interest expense	(507)	(503)	(1,549)	(1,605)
Interest income	175	84	436	341
Other income (expense), net	(41)	185	(759)	732
Income before income taxes	6,197	4,326	17,431	10,563
Provision for income taxes	1,999	1,694	6,097	3,998
Net income	$4,198	$2,632	$11,334	$6,565

Net income per common share:
Basic	$0.43	$0.27	$1.16	$0.68
Diluted	$0.43	$0.27	$1.15	$0.67
Average common shares
Basic	9,730	9,721	9,729	9,719
Diluted	9,856	9,800	9,850	9,777

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003
Operating Activities
Net income	$11,334	$6,565
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	611	164
Depreciation	4,580	4,220
Amortization	217	187
Provision for deferred income tax benefit	356	16
Gain on sale of equipment	(91)	(567)
Changes in operating assets and liabilities:
Accounts receivable	(6,103)	2,442
Inventories	(5,825)	(1,208)
Prepaid expenses and other assets	3,855	409
Trade accounts payable and accrued liabilities	8,109	2,984
Income taxes payable	1,466	3,016
Net cash provided by operating activities	18,509	18,228

Investing Activities
Acquisitions, net of cash acquired	(3,068)	-
Purchase of property, plant and equipment	(3,591)	(4,005)
Proceeds from sale of property, plant and equipment	152	826
Net cash (used) by investing activities	(6,507)	(3,179)

Financing Activities
Net change in bank revolving credit facility	(4,000)	(12,000)
Principal payments on long-term debt and capital leases	(2,016)	(1,599)
Dividends paid	(1,751)	(1,749)
Proceeds from sale of common stock	109	95
Net cash used by financing activities	(7,658)	(15,253)

Effect of exchange rate changes on cash	(490)	441
Net change in cash and cash equivalents	3,854	237
Cash and cash equivalents at beginning of the period	3,281	5,583
Cash and cash equivalents at end of the period	$7,135	$5,820

Cash paid during the period for:
Interest	$1,415	$1,671
Income taxes	$4,981	$2,808

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2004

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

2.  Accounts Receivable

            Accounts Receivable is shown net of the allowance for doubtful accounts of $1,600,000 and $1,708,000 at September 30, 2004 and December 31, 2003, respectively.

3.  Inventories

            Inventories valued at LIFO cost represented 55% and 57% of total inventory at September 30, 2004 and December 31, 2003.  The excess of current costs over LIFO valued inventories were $4,853,000 at September 30, 2004 and December 31, 2003.  Inventory obsolescence reserves were $5,645,000 at September 30, 2004 and $4,613,000 at December 31, 2003.  The increase in obsolescence reserve was mainly from differences in exchange rates on European and Canadian obsolete inventory reserves.  Net inventories consist of the following (in thousands):

(in thousands)	September 30, 2004	December 31, 2003

Finished goods	$62,796	51,757
Work in process	4,934	5,189
Raw materials	6,181	6,633
	$73,911	$63,579

            An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

5.  Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income as reported	$4,198	$2,632	$11,334	$6,565
Fair Value of
Compensation cost (tax affected)	(61)	(92)	(246)	(204)

Pro forma Net Income	$4,137	$2,540	$11,088	$6,361

Basic Earnings per share (basic)
As reported	$0.43	$0.27	$1.16	$0.68
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.03)	(0.02)
Pro forma earnings per share (basic)	$0.42	$0.26	$1.13	$0.66

Basic Earnings per share (diluted)
As reported	$0.43	$0.27	$1.15	$0.67
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.03)	(0.02)
Pro forma earnings per share (diluted)	$0.42	$0.26	$1.12	$0.65

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003:

September 30,
	2004	2003

Risk-free interest rate	4.0%	3.4%
Dividend Yield	1.0 - 3.8%	0.0 - 3.8%
Volatility Factors	24 - 68%	24 - 68%
Weighted Average Expected Life	5.0 years	3.3 years

6.  Earnings Per Share

            The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net Income	$4,198	$2,632	$11,334	$6,565

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,730	9,721	9,729	9,719

Dilutive potential common shares from stock options and warrants	126	79	121	58
Diluted (weighted-average outstanding shares)	9,856	9,800	9,850	9,777

Basic earnings per share	$0.43	$0.27	$1.16	$0.68

Diluted earnings per share	$0.43	$0.27	$1.15	$0.67

7.  Debt

On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, J P Morgan Chase, and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or Libor rates.  Proceeds may be used for general corporate purposes or subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The Agreement in its entirety was filed as an Exhibit on Form 8K filed on August 27, 2004.  As of September 30, 2004, there was $10,000,000 borrowed under the revolving credit facility.  At September 30, 2004, $2,588,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  As of September 30, 2004 there were no British pounds borrowed against the European line of credit, 220,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005.  The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of September 30, 2004, the Company is in compliance with the terms and conditions of its credit facilities.

 8.  Segment Reporting

At September 30, 2004 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net Revenue
Agricultural	$32,568	$27,257	$95,981	$80,445
Industrial	30,012	26,516	88,824	81,757
European	25,410	16,950	72,717	49,428
Consolidated	$87,990	$70,723	$257,522	$211,630

Operating Income
Agricultural	$1,455	$1,372	$5,170	$2,030
Industrial	2,099	1,197	7,108	4,426
European	3,016	1,991	7,025	4,639
Consolidated	$6,570	$4,560	$19,303	$11,095

Total Identifiable Assets
Agricultural	$80,356	$75,141	$80,356	$75,141
Industrial	60,781	58,766	60,781	58,766
European	85,242	60,164	85,242	60,164
Consolidated	$226,379	$194,071	$226,379	$194,071

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

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

A calendar-year company therefore would be required to apply Statement 123R beginning July 1, 2005 (that is, adopt Statement 123R in its financial statements for the quarter ended September 30, 2005), and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005 (that is, restate the year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005; under Statement 123 for the first six months and under Statement 123R thereafter).  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, the Company could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements - the FASB's current plan is to issue a final Statement on or around December 15, 2004).  The Company does not expect to have a material impact on its financial position or results of operations as a result of the adoption of statement 123R.

10.  Comprehensive Income

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net Income	$4,198	$2,632	$11,334	$6,565
Foreign currency translations adjustment	962	127	2,148	3,933

Comprehensive Income	$5,160	$2,759	$13,482	$10,498

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	September 30,
(in thousands)	2004	2003

Foreign currency translation	$9,976	$3,972

Accumulated other comprehensive income	$9,976	$3,972

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

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property, on which its Herschel facility operates, is contaminated.  The contamination likely resulted from operations which were discontinued several years before the Company purchased the property.  The Company has been working with an environmental consultant and the state of Iowa to develop and implement a plan to remediate the contamination.  The balance in the environmental liability reserve at September 30, 2004 was $176,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Sales Data In Percentages)	2004	2003	2004	2003
North American
Agricultural	37.0%	38.5%	37.3%	38.0%
Industrial	34.1%	37.5%	34.5%	38.6%
European	28.9%	24.0%	28.2%	23.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2004	2003	2004	2003

Gross margin	22.9%	23.3%	22.7%	21.6%
Income from operations	7.5%	6.4%	7.5%	5.2%
Income before income taxes	7.0%	6.1%	6.8%	5.0%
Net income	4.8%	3.7%	4.4%	3.1%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below.

In the first three quarters of 2004 the Company has shown solid improvement compared to the comparable periods in 2003.  We believe this trend, which the Company began to experience in the last half of 2003, is a result of strengthening in the markets for the Company's products as well as improved operating efficiencies in our manufacturing facilities.  We believe these trends should continue for the rest of 2004 and into 2005 which should result in continuing sales and earnings growth.

            While the outlook remains favorable and market conditions are positive, we are concerned that our markets could be affected negatively by a variety of factors such as a downturn in the overall economy; which we believe is somewhat fragile, inflation, particularly as it relates to raw materials such as steel and fuel; increased levels of governmental regulations; adverse situations that could effect our customers, such as mad cow or foot and mouth disease; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Net sales for the third quarter of 2004 were $87,990,000, an increase of $17,267,000 or 24.4% compared to $70,723,000 for the third quarter of 2003.  The increase was primarily attributable to the acquisition of Rousseau Holdings, S.A. ("Rousseau") on March 15, 2004 and to a lesser extent, internal growth within the Company's agricultural and European operations and higher that normal price increases during 2004 to offset rising steel and fuel costs.

Net North American Agricultural sales were $32,568,000 in 2004 compared to $27,257,000 for the same period in 2003 a increase of $5,311,000 or 19.5%.  The increase was attributable to continued improvement in market conditions in the agricultural industry which began in the fourth quarter of 2003.  The Company's Rhino and front-end loader products accounted for the majority of the increase as order rates increased over 2003.

Net North American Industrial sales increased during the third quarter by $3,496,000 or 13.2% to $30,012,000 for 2004 compared to $26,516,000 during the same period in 2003. Industrial mower sales reflect improvement over 2003 but remain below historical levels.  Sales of Schwarze sweepers accounted for most of the increase over 2003.

Net European Sales for the third quarter of 2004 were $25,410,000, an increase of $8,460,000 or 49.9% compared to $16,950,000 during the third quarter of 2003.  The increase was primarily a result of the acquisition of Rousseau and to a lesser extent internal sales growth from aggressive marketing initiatives despite increased competition.

Gross profit for the third quarter of 2004 was $20,114,000 (22.9% of net sales) compared to $16,490,000 (23.3% of net sales) during the same period in 2003, an increase of $3,624,000.  The increase was primarily from higher sales levels particularly in the European division.  The Company's margin percentages were slightly down to last year mainly attributable to continuing higher steel prices and related surcharges.

Selling, general and administrative expense ("SG&A") were $13,544,000 (15.4% of net sales) during the third quarter of 2004 compared to $11,930,000 (16.9% of net sales) during the same period of 2003, an increase of $1,610,000.  SG&A for the third quarter of 2004 increased mainly as a result of the addition of Rousseau in the amount of $765,000.

            Interest expense was $507,000 for the third quarter of 2004 compared to $503,000 during the same period in 2003, an increase of $4,000.

            Other income (expense) was $41,000 of expense during the third quarter of 2004 compared to $185,000 of income in the third quarter of 2003.  The income in 2003 was primarily gains realized in exchange rate transactions from foreign currency contracts on accounts receivable in our European operations.

            The Company's net income after tax was $4,198,000 or $.43 per share on a diluted basis for the third quarter of 2004 compared to $2,632,000 or $.27 per share on a diluted basis for the third quarter of 2003.  The increase of $1,566,000 resulted from the factors described above.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net sales for the first nine months of 2004 were $257,522,000, an increase of $45,892,000 or 21.7% compared to $211,630,000 for the first nine months of 2003.  The increase was primarily attributable to improved revenue in all three divisions and the acquisition of Rousseau on March 15, 2004.

Net North American Agricultural sales were $95,981,000 in 2004 compared to $80,445,000 for the same period in 2003, an increase of $15,536,000 or 19.3%.  Higher prices for cattle and other agricultural commodities have led to growth in farm incomes resulting in better markets for the Company's products.  This is reflected in the increased order rate the Company has experienced, particularly for its Rhino and Schulte products.

Net North American Industrial sales increased during the first nine months by $7,067,000 or 8.6% to $88,824,000 for 2004 compared to $81,757,000 during the same period in 2003. Budget constraints at state governmental entities as well as county and various other municipalities continue to affect the industrial mower sales, which remained below historical levels.  Sales of Schwarze sweepers were higher during the first nine months of 2004 compared to the same period as dealer and direct sales experienced increased market activity.

Net European Sales for the first nine months of 2004 were $72,717,000, an increase of $23,289,000 or 47.1% compared to $49,428,000 during the same period of 2003.  The increase was a result of internal sales growth due to new product introductions, aggressive marketing initiatives, cross selling related products through existing distribution networks and the acquisition of Rousseau.

Gross profit for the first nine months of 2004 was $58,473,000 (22.7% of net sales) compared to $45,722,000 (21.6% of net sales) during the same period in 2003, an increase of $12,751,000. The increase was mainly attributable to higher sales levels and improved operating efficiencies which resulted in increased gross margin percentages.  The Company continues to be affected by ongoing increases in steel prices which have negatively impacted the nine months ending 2004.

Selling, general and administrative expense ("SG&A") were $39,170,000 (15.2% of net sales) during the first nine months of 2004 compared to $34,627,000 (16.4% of net sales) during the same period of 2003, an increase of $4,513,000.  SG&A for the first nine months of 2004 increased mainly as a result of the addition of Rousseau in the amount of $1,845,000 along with increase marketing expenses relating to commissions earned on higher sales levels and increased SG&A expenses related to new government regulations.

            Interest expense was $1,549,000 for the first nine months of 2004 compared to $1,605,000 during the same period in 2003, a decrease of $56,000 reflecting reduced borrowings and lower interest rates.

            Other income (expense) was $759,000 of expense during the first nine months of 2004 compared to $732,000 of income in the first nine months of 2003.  This includes a loss of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, a write down of $150,000 in Alamo Group's investment in a small business investment company, and exchange rate loss of $206,000 relating to foreign currency contracts on accounts receivable transactions in our European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $544,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment has led to this reduction in its carrying cost.  During 2003 the Company sold land adjacent to its Texas facility and recorded a $365,000 gain.  The remaining $367,000 gain in 2003 was from foreign currency contracts on accounts receivable in our European operations.

                The Company's net income after tax was $11,334,000 or $1.15 per share on a diluted basis for the first nine months of 2004 compared to $6,565,000 or $.67 per share on a diluted basis for the first nine months of 2003.  The increase of $4,769,000 resulted from the factors described above.

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

As of September 30, 2004, the Company had working capital of $109,032,000, which represents an increase of $8,064,000 from working capital of $100,968,000 as of December 31, 2003.  This increase was primarily from the acquisition of Rousseau.

Capital expenditures were $3,591,000 for the first nine months of 2004, compared to $4,005,000 during the first nine months of 2003.  The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. In the third quarter of 1999, the Company repurchased 40,600 shares.  No shares were repurchased in 2000.  In 2001, 2,000 shares were repurchased during the third quarter.  There were no shares repurchased during 2002, 2003 or in the first nine months of 2004.

Net cash used by financing activities was $7,658,000 during the nine-month period ending September 30, 2004, compared to $15,253,000 net cash used by financing activities for the same period in 2003.

On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, J P Morgan Chase, and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or Libor rates.  Proceeds may be used for general corporate purposes or subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The Agreement in its entirety was filed as an Exhibit on Form 8K filed on August 27, 2004.  As of September 30, 2004, there was $10,000,000 borrowed under the revolving credit facility.  At September 30, 2004, $2,588,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australia operation in the amount of 1,300,000 Australian dollars.  As of September 30, 2004 there were no British pounds borrowed against the European line of credit, 220,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

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

            The bad debt reserve balance was $1,600,000 at September 30, 2004 and $1,708,000 on December 31, 2003.  The decrease was primarily from improved collections in U.S. operations.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

            At September 30, 2004 the Company had $4,175,000 in reserves for sales discounts compared to $4,940,000 at December 31, 2003 on product shipped to our customers under various promotional programs.  The decrease was due primarily from discounts historically taken during the third quarter of 2004 on the Company's Rhino and M&W products.  The Company reviews the reserve quarterly based on an analysis made of each program in affect at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 80% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $5,645,000 at September 30, 2004 and $4,613,000 at December 31, 2003 in reserves to cover obsolescence and slow moving inventory. The increase was primarily due to exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

            The Company's warranty policy is generally to provide its customer warranty for up to one year on all wholegood units and 90 days for parts.

            Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating them based on twelve months sales, with a three to six month lag period depending upon the product.  The Company's historical experience is that a customer takes approximately three to six months from the time it receives the unit and is put into operation to file any warranty claim.  A warranty reserve is established for each marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

            The warranty reserve balance was $3,440,000 at September 30, 2004 and $3,093,000 at December 31, 2003.  The increase was mainly related to the addition of Rousseau which was acquired during the first quarter of 2004.

Product Liability

            At September 30, 2004 the Company had accrued $251,000 in reserves for product liability cases compared to $480,000 at December 31, 2003.  The Company has a general product liability accrual and accrues on a case-by-case basis and adjusts the balance quarterly.

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

            Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; abnormal weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel; increased cost of new regulations such as Sarbanes-Oxley which effect public companies; the potential effects on the buying habits of our customers due to diseases such as mad cow and hoof and mouth; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of September 30, 2004, the Company had £1,264,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $341,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings affects of such fluctuations.  At September 30, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $1,255,000 for the period ending September 30, 2004.  Comparatively, for the period ended September 30, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $861,000.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2004 was a gain of $962,000.  On September 30, 2004, the British pound closed at .5518 relative to 1.00 U.S. dollar, and the Euro closed at 0.8041 relative to 1.00 US dollar.  At December 31, 2003 the British pound closed at .5599 relative to 1.00 U.S. dollar and the Euro closed at 0.7950 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2003, the British pound closed at .6008 relative to 1.00 U.S. dollar, and the Euro closed at 0.8573 relative to 1.00 U.S. dollar.  The Company can also be affected by other currencies such as the Canadian and Australian dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2004 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $150,000.  In the event of an adverse change in interest rates, management could take actions to mitigate exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, and Principal Accounting Officer concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

During the third quarter of 2004 the Company's management identified the following internal control deficiencies:

Significant Deficiency but Not a Material Weakness

The Company takes physical inventories at the majority of its locations at the end of September each year.  The 2004 physical inventory highlighted ineffective operating and control procedures at two locations that resulted in unfavorable inventory adjustments.  The procedures in question will be improved and accompanied by additional controls beginning in the fourth quarter of 2004.

Control Deficiency

The Company operates on several information system platforms.  One location in France that operates on an independent system was found to have weak access controls.  More restrictive access controls will be put in place during the fourth quarter of 2004.

In addition, on March 2004 the Company acquired an operating unit in France.  An evaluation of the design of internal control at that operating unit was completed during the third quarter of 2004 and indicated a need for improvement.  Changes in organization and procedure will be made in the coming months and should be completed by the end of first quarter 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") for acquired entities.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation necessary to comply with Section 404 of Sarbanes-Oxley, which is both very costly and time consuming.  We currently are on schedule and anticipate being able to satisfy the requirements of Section 404 in a timely fashion, however, we cannot be certain going forward as to the completion of our evaluation, the results of our evaluation nor any follow up testing or any required remediation.

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

31.1 - Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002- Filed Herewith

32.1 - Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

31.2 - Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002- Filed Herewith

32.2 - Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

(b)   Reports on Form 8-K

Alamo Group Inc. Second Quarter 2004 Press Release - Filed August 3, 2004.

Press release dated August 25, 2004 announcing entering into an Amended and Restated Revolving Credit Agreement between the Company and its lenders, Bank of America, N.A., J P Morgan Chase Bank, and Guaranty Bank - Filed August 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & CEO

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President and Corporate Controller
Principal Accounting Officer

