Form 10-K
period 2004-12-31
ALAMO GROUP INC
filed 2005-03-11
CIK 897077

__________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21220
ALAMO GROUP INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	74-1621248 (I.R.S. Employer Identification Number)
1502 East Walnut, Seguin, Texas 78155
(Address of principal executive offices, including zip code)
830-379-1480 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class common stock, par value $.10 per share Name of each exchange on which registered New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [X]

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2) Yes [X] No [ ]

      The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2004 (based upon the last reported sale price of $15.90 per share) was approximately $ 98,276,962 on such date.

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of February 28, 2005 was 9,744,259 shares.

      Documents incorporated by reference:  Portions of the registrant's proxy statement relating to the 2005 Annual Meeting of Stockholders to be held on May 4, 2005, have been incorporated by reference herein (Parts II and III).

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

General

      Alamo Group Inc., including its direct and indirect subsidiaries ("Alamo Group," or the "Company"), is a leading manufacturer of high quality right-of-way maintenance and agriculture equipment.  As used herein and otherwise required by the context, the terms "Alamo Group" and the "Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.  The Company's products include tractor‑mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.  The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy‑duty cutting technologies: rotary; flail; and sickle‑bar as well as other cutting technologies. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs.  The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a meaningful share of their niche markets.

      The predecessor corporation to the Company was incorporated in Texas in 1969 as successor to a business that began selling mowing equipment in 1955.  The Company was reincorporated in Delaware in 1987.

      Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions.  The Company's first products were based on the rotary cutting technology.  Through acquisitions, the Company added flail cutting technology in 1983 and sickle-bar cutting technology in 1984.  The Company added to its presence in the industrial and governmental markets with the acquisition of Tiger Corporation ("Tiger") in late 1994.

      The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. ("Rhino"), a leading manufacturer in this field. With this acquisition the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. Strengthening the Rhino distribution network remains a primary focus of the Company's marketing plans for agricultural and industrial uses.  The addition of M&W Gear Company ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment which complements the Rhino distribution network.  M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell Rhino and M&W products.

      In 1991, the Company began its international expansion with the acquisition of McConnel Ltd. ("McConnel"), a United Kingdom ("U.K.") manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Bomford-Turner Ltd. ("Bomford"), also a U.K. company, was acquired in 1993.  Bomford is a manufacturer of heavy-duty, tractor-mounted grass and hedge mowing equipment.  McConnel and Bomford sell their products to dealers and distributors through their respective sales forces.

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. ("SMA") located in Orleans, France.  SMA manufacturers and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts to departments of the French government.  This acquisition, along with the acquisitions of Forges Gorce, in 1996 a flail blade manufacturer in France, and Rousseau, a French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

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

      On September 8, 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD ("Twose") in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer distribution network.  Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which solidified the Company's market leadership position in the U.K.

      On November 6, 2000, the Company acquired Schulte Industries, LTD. and its related entities ("Schulte").  Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte brought to the Company a stronger Canadian presence in both marketing and manufacturing.  It also expanded the Company's range of large heavy-duty rotary mowers.

      On August 14, 2001, the Company acquired all of the assets of SMC Corporation ("SMC").  SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturer ("OEM") customers and its own SMC brand.  This acquisition expanded the product range of our agricultural division by branding a line of loaders for Rhino.

      On April 5, 2002, the Company purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts ("Valu-Bilt"), a subsidiary of Quality Stores, Inc., located in Des Moines, Iowa.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural spare and wear parts sold directly to customers through its catalog and the internet and on a wholesale basis to dealers.  Subsequent to the purchase, the operations of Valu-Bilt in Des Moines, Iowa, were consolidated into the Company's Herschel facility in Indianola, Iowa.

      On November 14, 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. ("Faucheux"), a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France similar to Chapter 11 bankruptcy in the U.S.  This acquisition broadened our range of agricultural implements in the French market.

      On March 15, 2004, the Company purchased 100% of the issued and outstanding shares of Rousseau Holdings, S.A. ("Rousseau"), a leading French manufacturer of right of way mowing and other vegetation maintenance equipment parts and service.  This acquisition should provide manufacturing and marketing synergies for Alamo Group in Europe.

      On May 19, 2004, the Company purchased the pothole patcher and snowblower products lines from Wildcat Manufacturing, Inc.  The product lines are complimentary and allow the Company to expand its current product offerings.

      On February 14, 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited ("Spearhead").  Spearhead manufacturers a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters.  This acquisition extends our product lines and market coverage in Europe.

Marketing and Marketing Strategy

      The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer distribution networks under the Alamo Industrial®, Tiger™, Schwarze™, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Adams®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, SMA® , Forges Gorce™ Twose™, Faucheux™, Rousseau™  Spearhead™ trademarks as well as other trademarks and trade names.

      Alamo Industrial equipment is principally sold to governmental end-users, related independent contractors and, to a lesser extent, the agricultural and commercial turf markets.  Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial sales includes tractors, which are not manufactured by Alamo Industrial.  Municipal park agencies, golf courses and landscape maintenance contractors purchase certain Alamo Industrial mowers that deliver a fine manicured cut.

      Tiger equipment includes heavy-duty, tractor and truck-mounted mowing and vegetation maintenance equipment and replacement parts.  Tiger sells to state, county, local governmental entities and related contractors primarily through a network of dealers.  In many cases, the principal product line of Tiger's larger dealers is Tiger equipment.  Tiger's dealer distribution network is independent of Alamo Industrial's dealer distribution network.

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with high-efficiency environmental sweepers and replacement parts.  Schwarze primarily sells its products to governmental agencies and independent contractors.  The Company believes that Schwarze compliments Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.  In 2001, the Alamo Industrial Latin American territory manager began marketing Schwarze and Schulte products along with Alamo Industrial products in Mexico and other Latin American countries.  In the first half of 2002, the dealer sales force of Alamo Industrial and Schwarze were combined and trained to cross-sell products.

      Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking.  It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-powered equipment including rotary cutters, finishing mowers, flail mowers and disc mowers.  Rhino also sells posthole diggers, scraper blades and replacement parts for all Rhino equipment.  Farm equipment dealers play the primary role in the sale of Rhino and M&W equipment.  A portion of the Rhino product line is also sold through McConnel's network of agricultural tractor dealers in the U.K.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to OEM's.  In the fall of 2001, the Company introduced Rhino branded loaders and backhoes to be sold through its agricultural dealer network

      Herschel replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers; fleet stores; wholesale distributors; OEMs and construction equipment dealers.  The acquisition of Valu-Bilt compliments the Herschel product lines while also expanding the Company's offering of after-market agricultural parts and added catalog and internet sales direct to end-users, a new customer group.

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts.  Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S.  The Company is pursuing cross-selling opportunities between Schulte and some of the Company's other product lines.  Schulte sells some of its products through Twose in the U.K. and independent distributors throughout the world.

      McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts.  McConnel equipment is sold primarily in the U.K. and France, and to a lesser extent, in other parts of Europe, Australia, and North America through independent dealers and distributors.  To a lesser extent, McConnel also sells turf maintenance equipment to the golf course and leisure markets.

      Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts.  Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K. and France and to a lesser extent, other countries in Europe, North America, Australia and the Far East.  Bomford's sales network is very similar to that of McConnel in the U.K.  Rhino sells some of Bomford's product line in the U.S.

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts.  SMA's principal customers are French local authorities. SMA's product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.  Forges Gorce, manufactures flail blades which are sold to some of the Company's subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers and agricultural equipment and related replacement parts.  Twose products are manufactured at the Company's U.K. facilities but sold through its own dealer distribution network in the U.K. and through Faucheux in France.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France but the Company has recently expanded Faucheux's market coverage to other countries, particularly the U.K., using the Company's existing dealer distribution network.

      Rousseau sells its products, hydraulic and mechanical boom mowers, primarily in France through its own sales force and dealer distribution network.  Faucheux will build brand name front-end loaders for Rousseau.  In addition, their products will be introduced into other markets outside of France.

      With the purchase of the pothole patcher and snowblower product lines from Wildcat, the Company has increased plant utilization and expanded its product offerings to its dealers.  The pothole patcher product line is manufactured by Schwarze and may be sold through the Alamo Industrial, Tiger and Schulte dealer distribution networks.  The snowblower line is manufactured by Alamo Group (IL) Inc. and distributed by Alamo Industrial, Tiger and Rhino brand names.

      The Company's acquisition of Spearhead has expanded the Company's product lines and market coverage in Europe.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 26% of the Company's total sales for the year ended December 31, 2004.  Replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price and product quality, such purchases are also based on a dealer's service, support of and loyalty to the dealer based on previous purchase experiences as well as other factors such as product and replacement part availability.

      Demand for the majority of the Company's products tends to be strongest in the spring and summer seasons.  The Company provides incentives for off-season purchases for many of its products, including discounts and extended payment terms, as a way to even out seasonal variations in its manufacturing cycles.

Product Development

      The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2004, the Company employed 93 people in its various engineering departments, 38 of whom are degreed engineers and the balance of whom are support staff.  Amounts expended on research and development activities were approximately $3,075,000 in 2004, $2,953,000 in 2003 and $2,612,000 in 2002.  As a percent of sales, research and development was approximately 1.0% in 2004, 2003, and 2002, and is expected to continue at similar levels in 2005.

Seasonality

      In general, major customers tend to purchase vegetation maintenance equipment during the second and third calendar quarters.  Other products such as street sweepers, snow blowers, front-end loaders and pothole patchers have different seasonal patterns as well as replacement parts in general.  Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Weather conditions and general economic conditions, however, may affect the timing of purchases.  In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance and equipment is manufactured in anticipation of such demand.  The Company utilizes a rolling twelve-month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives on equipment including discounts and extended payment terms that is ordered during off-season periods.

Competition

      The Company's products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of agricultural equipment and replacement parts, as well as numerous small manufacturers and suppliers of a limited number of products mainly on a regional basis.  However, the Company has fewer competitors in wide-swath and boom-mounted mowing equipment within the governmental niche. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by effectively managing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors.  There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company.  The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market and one of the largest suppliers in the European market for its type of mowing equipment.

Unfilled Orders

      As of December 31, 2004, the Company had unfilled customer orders of $44,025,000 compared to $35,656,000 at the end of 2003.  The 23% increase in orders is primarily the result of improvements in market conditions.  While the Company saw a slight increase in government spending in the industrial sector, it is still below historical levels.  Management expects that substantially all of the Company's backlog as of December 31, 2004 will be shipped during fiscal year 2005.  The amount of unfilled orders at a particular time are affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  During 2003, these products were readily available from a variety of sources in adequate quantities and at prevailing market rates.  However, we experienced a dramatic increase in the cost of steel and fuel during 2004.  While we do not expect to see the dramatic increase in 2005, we do believe prices will remain high and availability could become an issue.  A number of the Company's products are mounted and shipped with a tractor or truck chassis.  Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from foreign and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $95,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $792,000 as of December 31, 2004.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Rhino®, M&W®, SMC™ Fuerst®, McConnel®, Bomford®, SMA®, Schwarze™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™,  Adams®, Valu-Bilt®, Rousseau® and Spearhead® trademarks are the primary marks for the Company's products.  The Company also owns other trademarks, which it uses to a lesser extent such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  All remediation costs through June 2002 were paid by the previous owner pursuant to the agreement by which the Company purchased the property.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the prior owner and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at December 31, 2004 was $189,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

Employees

      As of December 31, 2004, the Company employed 1,914 full-time employees. The SMC manufacturing facility in the U.S. has a collective bargaining agreement which covers approximately 124 employees; it expired in the second quarter of 2004 and was renewed through April of 2006.  The Company's European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux and Rousseau also have collective bargaining agreements covering 442 employees.  The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 12 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 13 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC.  The SEC's website is www.sec.gov.

The Company's website is (www.alamo-group.com).  The Company makes available free of charge through its website, via a link to the SEC's website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q; current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The Company also makes available, through its website, via a link to the SEC's website, statements of beneficial ownership of the Company's equity securities filed by its directors, officers, 10% or greater shareholders and others required under Section 16 of the Exchange Act.

The Company also makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC's site.  You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format.  In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee as well as its Corporate Governance Policies and its Code of Business Conduct and Ethics for its directors, officers and employees.  You can obtain a copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal corporate office of the Company.  The telephone number is 830-379-1480.  The information on the Company's website is not incorporated by reference into this report.

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

      Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words "will", "estimate," "believe," "intend" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include; increased competition in the Company's business from competitors;  reduced governmental budgets that could affect purchases of goods and services in the Company's industrial market; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the Company's ability to hire and retain quality employees.

      In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting product demand; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; availability and significantly increased prices of steel; seasonal factors in the Company's industry; unforeseen litigation; animal disease epidemics; government actions including budget levels, regulations and legislation, such as Sarbanes-Oxley Act of 2002; legislation relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2005 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	53	President and Chief Executive Officer
Robert H. George	58	Vice President, Secretary and Treasurer
Richard J. Wehrle	48	Vice President and Controller
Donald C. Duncan	53	Vice President and General Counsel
Geoffrey Davies	57	Vice President and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	58	Executive Vice President, Alamo Group (USA) Inc. Agricultural Division
Ian Burden	50	Executive Vice President, Alamo Group (USA) Inc. Alamo Industrial Division

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

      Robert H. George joined the Company in May 1987 as Vice President and Secretary/Treasurer and has served the Company in various executive capacities since that time.  Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank from 1978 to 1987.

      Richard J. Wehrle has been Vice President and Controller of the Company since May 2001.  Prior to his appointment, Mr. Wehrle served in various accounting management capacities within the Company since 1988.

      Donald C. Duncan has been General Counsel of the Company since January 2002 and was elected Vice President in February 2003.  Prior to joining the Company, Mr. Duncan was counsel for various publicly held companies in Houston, Texas and most recently was Associate General Counsel for EGL, Inc., from 2000 to 2001 and Senior Counsel for Weatherford International Inc. from 1997 to 1999.

      Geoffrey Davies has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003.  From 1988 to 1993, Mr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

      Richard D. Pummell has been Executive Vice President of Alamo Group (USA) Inc. since January 2005 and manages the Agricultural division.  Prior to his appointment as Executive Vice President, Mr. Pummell was Vice President for Global Supply and General Manager, Metso Minerals, since 1997.

      Ian Burden has been Executive Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division.  Since 1981 Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

Item 2.  Properties

      At December 31, 2004, the Company utilized seven principal manufacturing plants located in the United States, six in Europe, one in Canada, and one in Australia.  The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Gibson City, Illinois	235,000	Owned	Mechanical Mowers for Rhino and M&W, Hay Balers and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	After Market Farm Equipment Replacement and Wear parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom Mounted Hedge and Grass Cutters for Rousseau.
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Holton, Kansas	150,000	Owned	Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux
Huntsville, Alabama	100,000 36,000	Leased Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose
Sioux Falls, South Dakota	60,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEM, SMC and Rhino
Englefeld, Saskatchewan, Canada	46,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadores, France	12,000	Owned	Manufactures Replacement Parts for Blades, Knives and Shackles by Forges Gorce
Warehouses & Sales Offices	58,000 2,000	Owned Leased	Service Parts Distribution and Sales Office
Total	1,840,000

      Approximately 83% of the manufacturing, warehouse and office space is owned.  During the first quarter of 2003 the Company closed its warehouses in Waco, Texas and Sparks, Nevada.   Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Item 3.  Legal Proceedings

      The Company is subject to various legal actions which have arisen in the ordinary course of its business.  The most prevalent of such actions relate to product liability which is generally covered by insurance.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 28, 2005, there were 9,744,259 shares of common stock outstanding, held by approximately 142 holders of record.  The total number of beneficial owners of the Company's common stock exceeds this number.  On February 28, 2005, the closing price of the common stock on the New York Stock Exchange was $24.70 per share.

      The following table sets forth, for the period, indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2004				2003
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2004	$18.70	$15.28	$.06	March 31, 2003	$12.47	$11.25	$.06
June 30, 2004	17.68	14.40	.06	June 30, 2003	12.25	11.40	.06
September 30, 2004	18.93	15.72	.06	September 30, 2003	14.92	12.06	.06
December 31, 2004	27.49	17.87	.06	December 31, 2003	15.81	14.20	.06

      On January 4, 2005, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 2, 2005, to holders of record as of January 18, 2005. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      Information regarding securities authorized for issuance under equity compensation plans is incorporated in this Item 5, by reference that portion of the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Aggregated Option Grants and Exercises in Last Fiscal Year and Fiscal Year-end Option Values."

Item 6.  Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Operations:
Net sales	$342,171	$279,078	$259,435	$246,047	$215,874
Income before income taxes	20,582	12,972	9,774	16,606	15,890
Net income	13,396	8,038	6,382	10,812	10,770
Percent of sales	3.9%	2.9%	2.5%	4.4%	5.0%
Earnings per share
Basic	1.38	0.83	0.66	1.11	1.11
Diluted	1.36	0.82	0.65	1.11	1.11
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	9,731	9,721	9,713	9,706	9,698
Diluted	9,864	9,789	9,789	9,787	9,759
Financial Position:
Total assets	$231,730	$193,523	$189,376	$185,921	$173,408
Short-term debt and current maturities	2,961	1,615	2,583	3,013	1,484
Long-term debt, excluding current maturities	18,428	14,379	27,833	36,315	30,355
Stockholders' equity	$160,832	$144,067	$130,478	$121,813	$114,539

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

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales data in thousands:	2004	2003	2002

North American
Agricultural	$ 129,254	$ 108,075	$ 110,784
Industrial	116,305	104,801	100,905
European	96,612	66,202	47,746
Total net sales	$ 342,171	$ 279,078	$ 259,435

Cost and profit margins, as percentages of net sales:

Cost of sales	78.0%	78.6%	79.4%
Gross margin	22.0%	21.4%	20.6%
Selling, general and administrative expenses	15.3%	16.4%	16.2%
Income from operations	6.6%	5.0%	4.4%
Income before income taxes	6.0%	4.7%	3.8%
Net income	3.9%	2.9%	2.5%

Results of Operations

Fiscal 2004 compared to Fiscal 2003

      The Company's net sales in the fiscal year ended December 31, 2004 ("2004") were $342,171,000, an increase of $63,093,000 or 22.6% compared to $279,078,000 for the fiscal year ended December 31, 2003 ("2003").  The increase in sales was from improved markets in the Company's three divisions and the acquisition of Rousseau Holdings, S.A. ("Rousseau") on March 15, 2004.  Also, to a lesser extent, higher than normal price increases were implemented during 2004 to offset rising steel and fuel costs.

North American Agricultural sales (Net) were $129,254,000 in 2004 compared to $108,075,000 in 2003, representing an increase of $21,179,000 or 19.6%. Higher prices for cattle and other agricultural commodities have led to growth in farm incomes resulting in improved markets for the Company's products.  This was reflected in the increased order rates that the Company experienced in 2004, particularly in its Rhino and Schulte product lines.

North American Industrial sales (Net) were $116,305,000 in 2004 compared to $104,801,000 in 2003, an $11,504,000 or 11.0% increase. Budget constraints at state governmental entities as well as county and various municipalities continued to affect mower sales, which remained below historical levels.  Sales of Schwarze sweepers were higher during the year due to increased market activity in dealer and direct sales.

European sales (Net) increased $30,410,000 or 45.9% to $96,612,000 in 2004 compared to $66,202,000 in 2003.  The increase was a result of aggressive marketing initiatives, cross selling related products through existing distribution and internal sales growth from new product introductions. Also, the acquisition of Rousseau accounted for 27% of the $8,211,000 increase. In addition, the strength of the exchange rate of the British Pound and the Euro compared to the U.S. dollar further aided the results of the Company's foreign operations.

      Gross Margins for 2004 were $75,176,000 (22.0% of net sales) compared to $59,762,000 (21.4% of net sales) in 2003.  Margins increased mainly from higher sales levels and improved operational efficiencies, which resulted in the increase in gross margin percentages.  These increases were partially offset by ongoing increases in steel prices and fuel costs, which negatively impacted the margins.

      Selling, general and administrative expenses ("SG&A") were $52,478,000 (15.3% of net sales) in 2004 compared to $45,775,000 (16.4% of net sales) in 2003.  The increase of $6,703,000 over 2003 was mainly due to the acquisition of Rousseau, which accounted for $2,457,000 of the increase.  Also included is additional expense of approximately $540,000 relating to higher audit fees and additional costs (both external and internal) to comply with new requirements under the Sarbanes-Oxley Act of 2002 regulations with respect to internal controls.

      Interest expense for 2004 was $2,049,000 compared to $1,968,000 in 2003, an $81,000 or a 4.1% increase.  The increase reflected higher interest rates in 2004compared to 2003.

      Other Income (expense), net in 2004 was $791,000 of expense during 2004 versus income of $475,000 in 2003.  The expense in 2004 includes a loss of $435,000 on the sale of Dabekausen, the Company's distribution operations in the Netherlands, a write-down of $150,000 in the Company's investment in a small business investment company, and an exchange rate loss of $227,000 related to foreign currency contracts on accounts receivable transactions in the Company's European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $519,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for the paint system components, which were capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility, which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment has led to this reduction in its carrying cost.  During the second quarter of 2004 and 2003, the Company sold surplus land adjacent to its Texas facility and recorded a $101,000 gain and a $365,000 gain, respectively.  The Company also had increased income in 2003 from exchange rate gains on foreign currency contracts on accounts receivable transactions in our European operations totaling $370,000.

      Provision for Income Taxes was $7,186,000 (34.9%) for 2004 compared to $4,934,000 (38.0%) in 2003.  The decrease in the percentage was mainly due to the receipt of research and development credits from Schulte, our Canadian operation.

      Net Income for 2004 was $13,396,000 compared to $8,038,000 in 2003 due to the factors described above.

Fiscal 2003 compared to Fiscal 2002

      The Company's net sales in the fiscal year ended December 31, 2003 ("2003") were $279,078,000, an increase of $19,643,000 or 7.6% compared to $259,435,000 for the fiscal year ended December 31, 2002 ("2002").  The increase in sales was primarily attributable equally to both internal growth in the Company's European operations and the acquisitions of Faucheux on November 14, 2002 and Valu-Bilt on April 5, 2002.

North American Agricultural sales (Net) were $108,075,000 in 2003 compared to $110,784,000 in 2002, representing a decrease of $2,709,000 or 2.4%.  The revenue decline reflected continued weak market conditions throughout 2003.  Increased fuel prices and the outbreak of war in Iraq during the first quarter had a negative impact on consumer spending.  The U.S. Farm Bill, enacted in 2002, did not begin to have a significant impact until late in the first quarter of 2003.  The Company began to see some recovery during the fourth quarter with increased new orders, particularly in the Company's Rhino product line.  Herschel/Valu-Bilt after-market replacement parts business showed improved sales in both the wholesale and retail lines.

North American Industrial sales (Net) were $104,801,000 in 2003 compared to $100,905,000 in 2002, a $3,896,000 or 3.9% increase. Most of the growth came from sales of Schwarze sweepers mainly to dealers for governmental entities and related contractors.  Budget constraints at state government agencies as well as city and other municipalities, continued to affect industrial mower sales, which have remained below historical levels since the second quarter of 2002.

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

      Gross Margins for 2003 were $59,762,000 (21.4% of net sales) compared to $53,544,000 (20.6% of net sales) in 2002.  Margins increased mainly from lower production overhead costs as the Company continued to improve on its operational efficiencies.  This increase was tempered by declines in sales of higher margin products as well as higher discounts and incentives offered to customers in the Industrial and Agricultural segments.  The Company began to reduce its workforce in the second quarter of 2002, streamline plant utilization and consolidated the Valu-Bilt and Herschel operations; all resulting in improved gross margins.

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

      Other Income (expense), net in 2003 reflected income of $475,000 versus income of $265,000 in 2002.  During the second quarter of 2003, the Company sold surplus land adjacent to its Texas facility and recorded a $365,000 gain.  The Company also recorded a $200,000 expense relating to a reduction in its machinery and equipment value in its assets held for sale located in Guymon, Oklahoma.  The Company reported increased income in 2003 from exchange rate gains on foreign contracts on accounts receivable transactions in the Company's European operations in the amount of $370,000.

      Provision for Income Taxes was $4,934,000 (38.0%) for 2003 compared to $3,392,000 (34.7%) in 2002.  The increase in the percentage was mainly a reflection of increased state taxes in the U.S. during 2003.

      Net Income for 2003 was $8,038,000 compared to $6,382,000 in 2002 due to the factors described above.

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales.  These sales help balance the Company's production during the first and fourth quarters.

        As of December 31, 2004, the Company had working capital of $113,183,000, which represents an increase of $12,916,000 from working capital of $100,267,000 as of December 31, 2003.  The increase was mainly from higher accounts receivable due to improved market conditions and, to a lesser extent, the acquisition of Rousseau.

      Capital expenditures were $6,067,000 for 2004, compared to $4,966,000 for 2003.  Capital expenditures for 2005 are expected to be above 2004.  The 2004 amount included the purchase of one new plasma cutting machine and one new laser cutting machine that totaled $1,053,000. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2003 or in 2004.  The authorization to repurchase up to $1,000,000 shares remains available.

      Net cash provided by operating activities was $14,046,000 for 2004, compared to $18,228,000 for 2003. The decrease of cash from operating activities resulted primarily from higher accounts receivable due to increased customer demands for the Company's product throughout the year.

      Net cash used by financing activities was $5,268,000 for 2004, compared to net cash used of $16,666,000 for 2003.  The difference was mainly from reduced borrowing under the Company's revolving line of credit during 2003.

        On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank., and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The covenants in the Amended and Restated Revolving Credit Agreement reflect the change to the operating leverage ratio made in the June 2003 amendment discussed above.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of December 31, 2004, there was $13,000,000 borrowed under the revolving credit facility.  At December 31, 2004, $2,669,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2004 there were no British pounds borrowed against the European line of credit, 460,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

            At March 31, 2003, the Company was in technical default with one of its financial covenants under its $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005.  The amendment in its entirety was filed, as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of December 31, 2004, the Company is in compliance with the terms and conditions of its credit facilities.

      Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.              However, the Company has experienced significant cost increase in steel, fuel and medical expense in the last quarter of 2003 and all of 2004.  If this trend continues into 2005 at these current levels, it will have an impact on our customers.

New Accounting Standards and Disclosures

      In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46").  "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation ("FIN 46R").  FIN 46 and FIN 46R address the accounting for, and disclosure of investments in variable interest entities.  The Company's adoption of FIN 46 and FIN 46R during 2003 did not have a significant effect on our financial position or results of operations.  On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  The Interpretation addresses consolidation of business enterprises of variable interest.  The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,000 in 2004, 2003 and 2002.

Off-Balance Sheet Arrangements

The Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual and Other Obligations

      The following table shows the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2004:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$15,281	$1,956	$284	$13,041	$ ----
Capital Lease Obligations	6,108	1,005	1,543	1,749	1,811
Operating Lease Obligations	1,263	634	496	133	----
Purchase Obligations	61,768	61,768	----	-----	----
Total	$84,420	$65,363	$2,323	$14,923	$1,811

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

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time.  We expect to make a cash contribution to our pension plans in 2005.  Potential contributions required for 2006 and future years will depend on a number of unpredictable factors including the market performance of the plan's assets and future changes in interest rates that affect the actuarial measurement of the plan's obligations.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deterioration in the aging and changes in current economic conditions.

The Company evaluates all aged receivables that are over 60 days past its original due date and makes specific reserves on a 90-day and over basis.  The Company has a secured interest in most of its wholegoods each customer purchases.  This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess the customer's inventory.  This allows the Company to maintain a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $1,832,000 at December 31, 2004 and $1,708,000 at December 31, 2003.

Sales Discounts

      At December 31, 2004 the Company had $6,786,000 in reserves for sales discounts compared to $4,940,000 at December 31, 2003 on product shipped to its customers under various promotional programs.  The increase was due primarily to higher discount accruals on the Company's Alamo, Rhino and M&W products sold during the pre-season program, which ran from August to December of 2004.  The Company reviews the reserve quarterly based on analysis made on program sales outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, customers who are qualified to take program discounts will do so 85% to 95% of the time.

Inventories - Obsolete and Slow Moving

      The Company had a reserve of $4,947,000 at December 31, 2004 and $4,613,000 at December 31, 2003 to cover obsolete and slow moving inventory.  The increase was mainly due to exchange rate fluctuations and to a lesser extent increases in such inventory at the Company's Holton and Gibson City facilities.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) Inventory with a quantity on hand and no usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days for parts.

      Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating that based on twelve months sales with a ninety day to six month lag period.  The Company's historical experience is that a customer takes approximately 90 days to six months from the time they receive the unit and put it into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The warranty reserve balance was $3,008,000 at December 31, 2004 and $3,093,000 at December 31, 2003.  The decrease was related to lower warranty claims experienced in all three divisions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency cash receipts over a period of six months.  As of December 31, 2004, the Company had $2,854,000 outstanding in forward exchange contracts related to accounts receivable; additionally, there was an exchange contract of $13,076,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $2,764,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2004, the foreign currency hedge agreements were in a favorable position by approximately $128,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2004, was a gain of $82,000 in accumulated other comprehensive income with a deferred income tax liability of $46,000.  At December 31, 2004, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a liability of $16,000.  Accumulated other comprehensive income was adjusted to an accumulated loss of $12,000 and the deferred income tax was adjusted to an $8,000 tax asset.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $82,000 of existing gains in accumulated other comprehensive income, net of taxes, during the year ended December 31, 2004.

Exposure to Exchange Rates

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries and Canada, as a result of the sale of its products in international markets.  Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations.  At December 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,410,000 for the year ended December 31, 2004.  Comparatively, at December 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,519,000 for the year ended December 31, 2003.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2004 was a gain of $5,566,000.  On December 31, 2004, the British pound closed at .5212 relative to the U.S. dollar, and the Euro dollar closed at .7371 relative to the U.S. dollar.  By comparison, on December 31, 2003, the British pound closed at ..5599 relative to the U.S. dollar, and Euro dollar closed at .7950 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

            The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2004 average interest rate under these borrowings, the Company's 2004 interest expense would have changed by approximately $260,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 30 through 49 of this Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, Alamo Group Inc.'s management, under the supervision and with the participation of the Chief Executive Officer and Vice President and Controller, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President and Controller, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. See the Report of Management on Internal Control Over Financial Reporting on page 28.

Item 9B. Other Information

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."  See also the information under the caption "Executive Officers of the Company" in Part I of this Report.

The Board of Directors has delegated certain responsibilities to three Committees of the Board.  The Committees are the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The Board of Directors has also adopted Corporate Governance guidelines and a Code of Business Conduct and Ethics for all employees, including the Chief Executive Officer, Principal Financial Officer, Controller (principal accounting officer) and those individuals performing similar functions.

      The Committee Charters, Code of Business Conduct and Ethics and Corporate Governance guidelines may be found on the Company's website (www.alamo-group.com) under the "Our Commitment" tab and are also available in print by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the company.  The telephone number is 830-379-1480.  The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules either the SEC or the NYSE, on the Company's website.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

Item 13.  Certain Relationships and Related Transactions

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2004.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balances at December 31, 2004 and 2003 were $546,000 and $584,000, respectively, and are included in the Accrued liabilities section of the Company's balance sheets.

Item 14.  Principal Accountant Fees and Services

            Information regarding principal accountant fees and services is set forth under the caption "Proposal 2. - Appointment of Auditors" in the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders and such information is information is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

      The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements on page 30 of this Report.

(a) 2.  Financial Statement Schedules

      All schedules have been omitted because they are not applicable or not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a) 3.  Exhibits

      Exhibits - The following exhibits are incorporated by reference to the filling indicated or are included following the index to Exhibits.

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

3.1	-	Certificate of Incorporation, as amended, of Alamo Group Inc.	Form S-1, February 5, 1993
3.2	-	By-Laws of Alamo Group Inc.	Form 10-K, March 29, 1996
*10.2	-	1993 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 2, 1993	Form S-1, February 5, 1993
*10.3	-	Alamo Group Inc. Executive Loan Program of 1991	Form S-1, March 18, 1993
*10.4	-	1994 Incentive Stock Option Plan, adopted by the Board of Directors on January 25, 1994	Form 10-K, March 28, 1994
10.8	-	Form of indemnification agreements with Directors of Alamo Group Inc.	Form 10-Q, May 15, 1997
10.9	-	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Form 10-Q, May 15, 1997
*10.12	-	Incentive Compensation Plan, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.13	-	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Form 10-K, March 31, 1998
*10.19	-	1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.20	-	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Schedule 14A, July 30, 1999
*10.21	-	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Schedule 14A, May 3, 2001
10.22	-	$70,000,000 Unsecured Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated August 31, 2001	Form 10-Q, September 30, 2001
10.23	-	First Loan Modification Agreement (to the $70,000,000 Unsecured Revolving Credit Agreement) dated September 26, 2002 Effective as of August 31, 2002.	Form 10-Q, September 30, 2002
10.24	-	Third Amendment of Revolving Credit Agreement dated and effective June 13, 2003.	Form 10-Q, June 30, 2003
10.25	-	Amended and Restated Revolving Credit Agreement dated August 25, 2004	Form 10-Q, August 25, 2004
10.26	-	Amended and Restated Revolving Credit Agreement dated January 5, 2005	Filed Herewith
21.1	-	Subsidiaries of the Registrant	Filed Herewith
23.1	-	Consent of Ernst & Young LLP	Filed Herewith
23.2	-	Ernst & Young Internal Control Letter	Filed Herewith
31.1	-	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	-	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	-	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	-	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

                                                                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.

Date: March 11, 2005	By: /s/ RONALD A. ROBINSON Ronald A. Robinson President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 11th day of March, 2005.

Signature	Title

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board and Director

/s RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer, Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President and Controller (Principal Accounting Officer)

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID H. MORRIS David H. Morris	Director

/s/ JAMES B. SKAGGS James B. Skaggs	Director

/s/ WILLIAM R. THOMAS William R. Thomas	Director

ALAMO GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on Internal Control over Financial Reporting	28
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	29
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2004 and 2003	30
Consolidated Statements of Income
Years ended December 31, 2004, 2003 and 2002	31
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2004, 2003 and 2002	32
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002	33
Notes to Consolidated Financial Statements	34

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

            Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rousseau Holdings, S.A. (Rousseau), which is included in the 2004 consolidated financial statements of Alamo Group Inc. and constituted $7.3 million and $1.0 million of total and net assets, respectively, as of December 31, 2004 and $17.5 million and $0.6 million of sales and net income, respectively, for the year then ended. Rousseau was acquired by Alamo Group Inc. during 2004.  Based on this assessment, the Company's management concludes that, as of December 31, 2004, the Company's internal controls, over financial reporting were effective based on the framework in Internal Control - Integrated Framework.

            Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

Date: March 7, 2005	/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Richard J. Wehrle
Vice President, Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALAMO GROUP INC.

 We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alamo Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

                                                                                                Ernst & Young LLP

San Antonio, Texas
March 7, 2005

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,580	$3,281
Accounts receivable	82,337	64,263
Inventories	72,757	63,579
Deferred income taxes	2,094	1,764
Prepaid expenses	2,467	2,086
Total current assets	162,235	134,973

Property, plant and equipment	94,489	82,218
Less: Accumulated depreciation	(51,435)	(49,991)
	43,054	32,227

Goodwill	23,067	21,677
Assets held for sale	448	1,048
Other assets	2,926	3,598

Total assets	$231,730	$193,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,773	$18,098
Income taxes payable	1,204	1,724
Accrued liabilities	18,114	13,269
Current maturities of long-term debt	2,961	1,615
Total current liabilities	49,052	34,706

Long-term debt, net of current maturities	18,428	14,379
Deferred income taxes	3,418	371
Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,780,659 and 9,769,659 issued at December 31, 2004 and December 31, 2003, respectively	978	977
Additional paid-in capital	51,577	51,439
Treasury stock, at cost; 42,600 shares at December 31, 2004 and December 31, 2003.	(426)	(426)
Retained earnings	95,309	84,249
Accumulated other comprehensive income	13,394	7,828
Total stockholders' equity	160,832	144,067

Total liabilities and stockholders' equity	$231,730	$193,523

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net sales:
North American
Agricultural	$129,254	$108,075	$110,784
Industrial	116,305	104,801	100,905
European	96,612	66,202	47,746
Total net sales	342,171	279,078	259,435

Cost of sales	266,995	219,316	205,891
Gross profit	75,176	59,762	53,544

Selling, general and administrative expenses	52,478	45,775	42,112
Income from operations	22,698	13,987	11,432

Interest expense	(2,049)	(1,968)	(2,426)
Interest income	724	478	503
Other income (expense), net	(791)	475	265
Income before income taxes	20,582	12,972	9,774

Provision for income taxes	7,186	4,934	3,392
Net income	$13,396	$8,038	$6,382

Net income per common share:
Basic	$1.38	$.83	$.66
Diluted	$1.36	$.82	$.65
Average common shares:
Basic	9,731	9,721	9,713
Diluted	9,864	9,789	9,789

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders'
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2001	9,711	$975	$51,282	$(426)	$74,493	$(4,511)	$121,813

Net income	----	---	----	----	6,382	----	6,382
Net derivative gain, net of taxes $20	----	---	----	----	-	37	----
Reclassification adjustment for loss included in net income, net of taxes $12	----	---	----	----	----	23	----
						60
Translation adjustment	----	---	----	----	----	4,490	4,550
Total comprehensive income		---	----	----	----	----	10,932
Exercise of stock options	6	1	63	----	----	----	64
Dividends paid ($.24 per share)	----	---	----	----	(2,331)	----	(2,331)
Balance at December 31, 2002	9,717	$976	$51,345	$(426)	$78,544	$39	$130,478

Net income	----	----	----	----	8,038	----	8,038
Net derivative gain, net of taxes $46	----	----	----	----	----	82	----
Reclassification adjustment for gain included in net income, net of taxes $20	----	----	----	----	----	(37)	----
						45
Translation adjustment	----	----	----	----	----	7,744	7,789
Total comprehensive income		----	----	----	----	----	15,827
Exercise of stock options	10	1	94	----	----	----	95
Dividends paid ($.24 per share)	----	----	----	----	(2,333)	----	(2,333)
Balance at December 31, 2003	9,727	$977	$51,439	$(426)	$84,249	$7,828	$144,067

Net income	----	----	----	----	13,396	----	13,396
Net derivative loss, net of taxes $8	----	----	----	----	----	(12)	----
Reclassification adjustment for gain included in net income, net of taxes $46	----	----	----	----	----	(82)	----
						(94)
Translation adjustment	----	----	----	----	----	5,660	5,566
Total comprehensive income		----	----	----	----	----	18,962
Exercise of stock options	11	1	138	----	----	----	139
Dividends paid ($.24 per share)	----	----	----	----	(2,336)	----	(2,336)
Balance at December 31, 2004	9,738	$978	$51,577	$(426)	$95,309	$13,394	$160,832

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2004	2003	2002
Operating Activities
Net income	$13,396	$8,038	$6,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	665	303	637
Depreciation	6,012	5,642	5,368
Amortization	285	248	181
Provision for deferred income tax benefit	1,669	520	(48)
Realized (gain) loss on sale of company	435	----	----
Gain on sale of equipment	(120)	(528)	(40)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,764)	(2,400)	(1,177)
Inventories	(2,522)	2,988	9,039
Prepaid expenses and other	4,612	682	3,732
Trade accounts payable and accrued liabilities	5,053	1,238	3,710
Income taxes payable	(675)	1,497	(186)
Net cash provided by operating activities	14,046	18,228	27,598

Investing Activities
Acquisitions, net of cash acquired	(3,910)	----	(9,408)
Purchase of property, plant and equipment	(6,067)	(4,966)	(5,479)
Proceeds from sale of property, plant and equipment	214	876	287
Purchase of long-term investment	----	----	201
Equity method investment	----	----	(779)
Proceeds from sale of company	625	----	----
Net cash used by investing activities	(9,138)	(4,090)	(15,178)

Financing Activities
Net change in bank revolving credit facility	(1,000)	(13,000)	(8,200)
Principal payments on long-term debt and capital leases	(2,832)	(1,428)	(871)
Proceeds from issuance of long term debt	761	----	----
Dividends paid	(2,336)	(2,333)	(2,331)
Proceeds from sale of common stock	139	95	65
Net cash provided (used) by financing activities	(5,268)	(16,666)	(11,337)

Effect of exchange rate changes on cash	(341)	226	314
Net change in cash and cash equivalents	(701)	(2,302)	1,397
Cash and cash equivalents at beginning of the year	3,281	5,583	4,186
Cash and cash equivalents at end of the year	$2,580	$3,281	$5,583

Cash paid during the year for:
Interest	$1,904	$2,199	$2,033
Income taxes	6,669	3,107	3,830

See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture.  The Company's products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after market parts and services.

      Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131).  Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise.  Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.  The adoption of Statement 131 did not affect results of operations or financial position.  The Company manages its business in three principal reporting segments: Agricultural, Industrial, and European.  The adoption of Statement 131 requires segment reporting and certain geographic disclosures, which are included in Footnotes 13 and 14.

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the "Company" or "Alamo Group"), all of which are wholly owned.  Other investments are accounted for under the equity method or the cost method.  All significant intercompany accounts and transactions have been eliminated.

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

      The Company enters into foreign currency forward contracts to hedge its exposure to material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2004, the Company had $2,854,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $13,076,000 relating to a short-term inter-company cash transfer maturing in January 2005.  The maximum exposure of the December 31, 2004 contracts that the Company expects to incur during the first quarter of 2005 is approximately a $12,000 loss.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2004, 2003 and 2002, such transactions netted a loss of $227,000, a gain of $370,000, and a gain of $37,000, respectively.

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

Property, Plant and Equipment

      Property, plant, and equipment are stated on the basis of cost.  Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are expensed to the current period.  Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets" (FAS 142).  Goodwill is related to purchase acquisitions and, historically with minor exceptions, was being amortized over fifteen years from the respective acquisition dates.  Goodwill is shown net of amortization of $9,239,000 and $8,876,000 for the years ended December 31, 2004 and 2003, respectively.

      Upon adoption of FAS 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Provisions of FAS 142 states that any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss recognized from FAS 142 is recorded as a charge to current period earnings.

      On January 1, 2002, the Company adopted statement FAS 142 and established its annual review for impairment as of December 31.  Based on the analysis completed, at December 31, 2004, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2004 the net book value of goodwill was $23,067,000 and at December 31, 2003 the net book value was $21,677,000.  The increase was mainly due to changes in currency exchange rates, and goodwill from acquisitions in 2004 of $390,000 from Wildcat and $219,000 from Rousseau.

Long-Term Investments

      At December 31, 2004, the Company had $1,158,000 and invested in a Small Business Investment Company which is in Other assets.  The Small Business Investment Company sold one of its investments during 2004.  In addition, the Company received a dividend payment in 2004.  The total amount of $491,000 was treated as a return of capital.  Also, the Company wrote down the asset by $150,000 in the first quarter of 2004.  Due to inherent risk factors in such investments, the ultimate realization of these amounts is not determinable at this date.

Patents and Trademarks

      The Company owns various U.S. and international patents which had a net book value of $792,000 as of December 31, 2004 and $887,000 as of December 31, 2003.  It expensed approximately $95,000 in 2004, $62,000 in 2003, and $93,000 in 2002 as amortization against these patents.  While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

Related Party Transactions

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2004.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2004 and 2003 was $546,000 and $584,000 and is included in the Accrued liabilities section of the Company's balance sheet.

Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectibility is reasonably assured.  Pre-season sales orders are solicited in the fall in advance of the dealer's sales season in the spring and summer.  Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company's factories to level their production/shipping volumes through the winter months.  These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer's requested delivery date.  Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer.  These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed.  The reserves for discounts are reviewed and adjusted quarterly.

Accounting for Internal Use Software

      The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in March 1998.  SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1.  The Company has purchased and capitalized software costing approximately $1,691,000 net of depreciation at December 31, 2004 and approximately $1,694,000 net of depreciation at December 31, 2003.  The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of seven years.

Shipping and Handling Costs

      In September 2000, the Emerging Issues Task Force issued EITF 00-10, which requires disclosure of shipping and handling costs that are not included in costs of goods sold.  The Company's policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2004, 2003 and 2002 was approximately $3,294,000, $2,162,000 and $3,015,000, respectively.  Advertising and marketing expense is included in Selling, general and administrative expenses ("SG&A").

Research and Development

      Product development and engineering costs charged to SG&A amounted to $3,075,000, $2,953,000, and $2,612,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	December 31,
(In thousands, except per share amounts)	2004	2003	2002

Net income as reported	$13,396	$8,038	$6,382
Fair Value of
Compensation cost (tax affected)	(343)	(297)	(172)

Pro forma Net Income	$13,053	$7,741	$6,210
Earnings per share (diluted)
As reported	$1.36	$0.82	$0.65
Fair Value of Compensation Cost	(0.04)	(0.03)	(0.02)

Pro forma earnings per share	$1.32	$0.79	$0.63

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2004, 2003, and 2002:

	December 31,
	2004	2003	2002

Risk-free interest rate	4.25%	4.0%	6.0%
Dividend Yield	1.0-3.8%	0.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%	24-68%
Weighted Average Expected Life	5.0 years	4.0 years	3.3 years

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,000 in 2004, 2003 and 2002.

2.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(In thousands, except per share amounts)	2004	2003	2002

Net income	$13,396	$8,038	$6,382

Average common shares:
BASIC (weighted-average outstanding shares) ...	9,731	9,721	9,713

Dilutive potential common shares from stock options and warrants	133	68	76
DILUTED (weighted-average outstanding shares)	$9,864	$9,789	$9,789

Basic earnings per share	$1.38	$0.83	$0.66

Diluted earnings per share	$1.36	$0.82	$0.65

      Stock options totaling 14,012 shares in 2004 and 48,610 shares in 2003 were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2004 and 2003, which made them antidilutive.

3.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2004
Allowance for doubtful accounts	$ 1,708	$ 582	$ 151	$ (609)	$ 1,832
Reserve for sales discounts	4,940	20,037	(167)	(18,024)	6,786
Reserve for inventory obsolescence	4,613	(130)	1,042	(578)	4,947
2003
Allowance for doubtful accounts	$ 1,733	$ 431	$ 118	$ (574)	$ 1,708
Reserve for sales discounts	5,414	16,279	(90)	(16,663)	4,940
Reserve for inventory obsolescence	4,454	68	475	(384)	4,613
2002
Allowance for doubtful accounts	$ 1,266	$ 683	$ 75	$ (291)	$ 1,733
Reserve for sales discounts	4,549	15,512	10	(14,657)	5,414
Reserve for inventory obsolescence	3,857	430	547	(380)	4,454

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

      The bad debt reserve balance was $1,832,000 at December 31, 2004, and $1,708,000 at December 31, 2003.

Sales Discounts

            At December 31, 2004 the Company had $6,786,000 in reserves for sales discounts compared to $4,940,000 at December 31, 2003 on product shipped to our customers under various promotional programs.  The increase was due primarily from higher discount accruals on the Company's Alamo, Rhino and M&W products during the pre-season program, which ran from August to December of 2004.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program actually take the discount that is available.

 Inventories - Obsolete and Slow Moving

      The Company had a reserve of $4,947,000 at December 31, 2004 and $4,613,000 at December 31, 2003 to cover obsolete and slow moving inventory.  The increase was mainly due to exchange rate fluctuations and, to a lesser extent, increases in such inventory at the Company's Holton and Gibson City facilities.  The obsolete and slow moving policy inventory states that the reserve is to be calculated as follows: 1) Inventory in stock and no usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

4.  INVENTORIES

      Inventories valued at LIFO cost represented 55% and 57% of total inventory for the years ended December 31, 2004 and 2003, respectively.  The excess of current costs over LIFO-valued inventories was $7,650,000 and $4,853,000 at December 31, 2004 and December 31, 2003, respectively.  On the 2004 and 2003 Income Statements, the impact was $2,797,000 of expense and $472,000 of expense, respectively.  Inventories consisted of the following on a basis net of reserves:

	December 31,
(in thousands)	2004	2003
Finished wholegoods and parts	$60,606	$51,757
Work in process	5,403	5,189
Raw materials	6,748	6,633
	$72,757	$63,579

5.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2004	2003	Useful Lives
Land	$6,913	$5,414
Buildings and improvements	36,876	27,570	15-25 yrs.
Machinery and equipment	35,729	34,330	5 yrs.
Office furniture and equipment	8,324	8,835	5 yrs.
Computer Software	2,785	2,422	3-7 yrs.
Transportation equipment	3,862	3,647	3-5 yrs.
	94,489	82,218

Accumulated depreciation	(51,435)	(49,991)
	$43,054	$32,227

      Property, plant and equipment at December 31, 2004 and December 31, 2003, include $10,902,000 and $2,058,000, respectively, for buildings, machinery and equipment held under capitalized leases.  Accumulated depreciation relating to the capital leases at December 31, 2004 and 2003 were $1,542,000 and $1,050,000 respectively.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2004	2003
Salaries, wages and bonuses	$6,108	$4,690
Warranty	3,008	3,093
State taxes	3,540	1,828
Pensions, Retirement	1,651	1,220
Accrued interest	244	75
Other	3,563	2,363
	$18,114	$13,269

7.  LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2004	2003
Bank revolving credit facility	$13,000	$14,000
Capital lease obligations	6,108	562
Other notes payable	2,281	1,432
Total long-term debt	21,389	15,994
Less current maturities	2,961	1,615
	$18,428	$14,379

        On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank., and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The covenants in the Amended and Restated Revolving Credit Agreement reflect the change to the operating leverage ratio made in the June 2003 amendment discussed above.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of December 31, 2004, there was $13,000,000 borrowed under the revolving credit facility.  At December 31, 2004, $2,669,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2004 there were no British pounds borrowed against the European line of credit, 460,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      At March 31, 2003, the Company was in technical default with one of its financial covenants under its previous $70,000,000 Revolving Credit Agreement.  The Company fell short in meeting its first quarter 2003 operating leverage ratio (as defined by the Agreement) which was based on total funded debt to operating cash flow or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").  Effective May 1, 2003, the Company obtained a waiver for the first quarter of 2003 through June 15, 2003.  Effective June 13, 2003, the Company and its lenders entered into an amendment to the Revolving Credit Agreement.  The principle changes were an increase in operating leverage ratio from 2.5 to 1 to 3.0 to 1 and extending the final maturity one year to August 31, 2005.  The amendment in its entirety was filed as an exhibit to the Company's 10-Q for the quarter ending June 30, 2003.  As of December 31, 2004, the Company is in compliance with the terms and conditions of its credit facilities.

      Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

      The aggregate maturities of long-term debt, as of December 31, 2004, are as follows: $2,961,000 in 2005; $949,000 in 2006; $878,000 in 2007; $889,000 in 2008; $13,901,000 in 2009 and $1,811,000 thereafter.

      The fair value of the Company's debt is based on secondary market indicators.  Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

8.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2004	2003	2002
Income before income taxes:
North American - U.S.	$10,203	$4,961	$2,538
International	10,379	8,011	7,236
	$20,582	$12,972	$9,774

      The provision for income taxes consists of:

	December 31,
(in thousands)	2004	2003	2002
Current:
Federal	$3,229	$1,412	$820
Foreign	1,741	2,731	2,472
State	370	255	155
	5,340	4,398	3,447
Deferred:
Federal	476	486	12
Foreign	1,370	50	(67)
	1,846	536	(55)
Total income taxes	$7,186	$4,934	$3,392

Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2004	2003	2002
Statutory U.S. federal tax at 34%	$6,998	$4,410	$3,323
Increase (reduction) from:
Non-U.S. State taxes	(418)	57	(55)
U.S. State taxes	244	168	102
Other	362	299	22
Provision for income taxes	$7,186	$4,934	$3,392
Actual tax rate	35%	38%	35%

      At December 31, 2004, the Company had unremitted earnings of international subsidiaries of $44,324,000.  These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax.  Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practical to determine the amount of this liability.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act.  As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by July 31, 2005.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2004		2003
Current:
Deferred tax assets:
Inventory		$1,461	$1,084
Accounts receivable		1,806	1,516
Insurance		462	225
Other		1,324	1,384
		5,053	4,209

Deferred tax liabilities		(2,959)	(2,445)

Net current deferred tax asset		$2,094	$1,764
Non-Current:
Deferred tax assets:
Depreciation	$	----	$183
Deferred compensation		208	275
Other		558	1,040
		766	1,498

Deferred tax liabilities:
Difference between book and tax basis		(4,184)	(1,869)

Net non-current tax (liability)		$(3,418)	$(371)

      Net current deferred tax assets were $2,094,000 in 2004 and $1,764,000 in 2003.  Net non-current deferred tax liabilities were $3,418,000 in 2004 and $371,000 in 2003.

9.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  No shares were repurchased in 2003 or 2004.  The authorization to repurchase shares remains available.

      Subsequent to December 31, 2004, the Company declared and paid a dividend of $.06 per share.

10.  STOCK OPTIONS

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

      On August 31, 1999, the stockholders of the Company approved amending the 1994 ISO Plan.  The amendment was filed on Schedule 14A, dated July 30, 1999.  During the 12 month period ended December 31, 2004, options to purchase 23,000 shares had been granted.  At December 31, 2004, the Company had reserved 73,200 shares of common stock for these options.

      On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan.  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.

Following is a summary of activity in the Incentive Stock Option Plan for the periods indicated:

	December 31,
	2004	2003	2002
Options outstanding at beginning of year	146,850	96,600	86,600
Granted	23,000	72,000	21,000
Exercised	(11,000)	(9,750)	(6,000)
Cancelled	-----	(12,000)	(5,000)
Options outstanding at end of year	158,850	146,850	96,600
Options exercisable at end of year	69,650	45,250	34,000
Options available for grant at end of year	73,200	96,200	156,200

      Per share option prices, for options outstanding at December 31, 2004, ranged from $8.9375 to $17.85.

Non-qualified Options

      On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share.  Each option became vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  During 2003, 2002 and 2001, no shares were exercised, and the remaining 20,000 options expired unexercised on January 30, 2003.

      On July 7, 1999, the Company granted 200,000 shares of the Company's Common Stock from the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercised price of $8.9375 per share, being the closing price of the Company's Common Stock on the grant date.  Each option become vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  During 2004, 2003 and 2002, no shares were exercised.

      On May 3, 2001, the Stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted an option to purchase 5,000 shares each of the Company's Common Stock to Messrs. Goldress, Morris, Skaggs, and Thomas, respectively, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares after one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2002, 500 shares were exercised.  No shares were exercised in 2003 or 2004.

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

      Following is a summary of activity in the non-qualified option plans for the periods indicated:

	December 31,
	2004	2003	2002
Options outstanding at beginning of year.	289,500	239,500	240,000
Granted	----	70,000	-----
Exercised	----	----	(500)
Cancelled	----	(20,000)	-----
Options outstanding at end of year	289,500	289,500	239,500
Options exercisable at end of year	225,500	167,500	143,500
Options available for grant at end of year	130,000	130,000	180,000

        Per share option prices, for options outstanding at December 31, 2004, ranged from $8.9375 to $13.96.

11.  RETIREMENT BENEFIT PLANS

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2004, 2003 and 2002 were $887,000, $814,000, and $779,000, respectively.  A U.S. subsidiary of the Company has an Hourly Employee Pension Plan of Trust covering collective bargaining.  The Company contributed $39,000, $42,000 and $39,000 for the Plan years 2004, 2003 and 2002, respectively.

      Four of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit.  Contributions were $469,000 in 2004, $408,000 in 2003, and $344,000 in 2002.

12.  SEGMENT REPORTING

 At December 31, 2004, the following audited financial information is segmented:

	December 31,
(in thousands)	2004	2003	2002
Net Revenue
Agricultural	$129,254	$108,075	$110,784
Industrial	116,305	104,801	100,905
European	96,612	66,202	47,746
Consolidated	$342,171	$279,078	$259,435

Operating Income
Agricultural	$4,512	$3,658	$2,361
Industrial	9,163	4,428	3,899
European	9,023	5,901	5,172
Consolidated	$22,698	$13,987	$11,432

Total Identifiable Assets
Agricultural	$85,173	$82,891	$78,625
Industrial	58,212	60,603	57,961
European	88,345	50,029	52,790
Consolidated	$231,730	$193,523	$189,376

13.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

      Following is selected financial information on the Company's international operations:

	December 31,
(in thousands)	2004	2003	2002
Net sales	$119,539	$86,725	$65,111
Income from operations	11,442	7,942	7,380
Income before income taxes and allocated interest expense	10,421	8,159	7,236
Identifiable assets	$107,871	$80,618	$66,533

Following is other selected geographic financial information on the Company's operations:

	December 31,
(in thousands)	2004	2003	2002
Geographic net sales:
United States	$227,240	$197,366	$201,367
United Kingdom	30,699	24,884	18,863
France	56,612	34,882	21,260
Canada	7,709	7,174	5,827
Australia	8,187	8,026	5,561
Mexico	1,324	----	----
Other	10,400	6,746	6,557
Total net sales	$342,171	$279,078	$259,435
Geographic location of long-lived assets:
United States	$30,179	$32,035	$33,755
United Kingdom	12,398	11,779	10,666
France	17,250	6,427	5,250
Canada	8,652	7,780	6,360
Australia	104	188	199
Total long-lived assets	$68,583	$58,209	$56,230

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

      For 2004, 2003 and 2002 the Company's Comprehensive Income was $18,962,000, $15,827,000, and $10,932,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2004	2003	2002
Foreign currency translation adjustments	$13,406	$7,746	$2
Net derivative gain (loss), net of taxes	(12)	82	37
Total accumulated other comprehensive income	$13,394	$7,828	$39

15.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and transportation equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2004, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases		Capitalized Leases
2005		$634	$1,406
2006		321	1,073
2007		175	1,079
2008		98	1,069
2009		35	1,063
Thereafter		---	1,942
Total minimum lease payments		$1,263	$7,632
Less amount representing interest			1,524
Present value of net minimum lease payments			6,108
Less current portion			1,005
Long-term portion	$		$5,103

      Rental expense for operating leases was $1,852,000 for 2004, $1,687,000 for 2003 and $1,583,000 for 2002.

      Purchase obligations of $61,768,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the company's balance sheet.  New purchase obligations should be received and paid for during the current fiscal year.

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

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  All remediation costs through June of 2002 were paid by the previous owner pursuant to the agreement by which the Company purchased the property.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the prior owner and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at December 31, 2004 was $189,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

      The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company.  The loans were subject to approval by the Compensation Committee of the Board of Directors.  All loans were secured by a pledge of the shares being purchased.  Each loan bore interest at prime and was payable annually.  The executive loan program has been terminated and beginning March 2001, each employee was required to make annual principal payments equal to 10% of the amount loaned to the employee.  As of December 31, 2004 no loans were outstanding; in 2003, $30,000 was outstanding under the program and is included in additional paid-in capital.  All loans were paid in full.

16.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2004 and 2003 is presented below.  Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.

(In thousands, except per share amounts):

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$79,716	$89,816	$87,990	$84,649	$67,371	$73,536	$70,723	$67,448
Gross profit	17,263	21,096	20,114	16,703	12,388	16,844	16,490	14,040
Net income (loss)	2,304	4,832	4,198	2,062	665	3,268	2,632	1,473
Earnings per share
Diluted	$0.23	$0.49	$0.43	$0.21	$0.07	$0.33	$0.27	$0.15
Average shares
Diluted	9,854	9,841	9,856	9,903	9,764	9,767	9,800	9,822
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$18.70	$17.68	$18.93	$27.49	$12.47	$12.25	$14.92	$15.81
Low	$15.28	$14.40	$15.72	$17.87	$11.25	$11.40	$12.06	$14.20

17.  ACQUISITIONS AND INVESTMENTS

During 2004 the Company made the following acquisition:

      On March 15, 2004, the Company through its wholly owned subsidiary, Alamo Group (EUR) Ltd. purchased the stock of Rousseau Holdings, S.A. (Rousseau), a leading French manufacturer of right of way mowing and other vegetation maintenance equipment, parts and service.  The purchase price was approximately $7,000,000 which included goodwill of about $219,000.

On May 19, 2004, the Company purchased the pothole patcher and snowblower product lines from Wildcat Manufacturing Inc. of Freeman, South Dakota.  The purchase price was $800,000 which included goodwill of $390,000.

      The pro forma statement of the Company assuming the transaction was completed at January 1, 2004 is listed in the following table:

December 31,
(in thousands except for per share)	2004
Net Sales	$346,788
Net Income	$13,563
Diluted Earnings per Share	$1.38

      The following table summarizes the estimated fair value of the Company's assets acquired and liabilities assumed at the date of merger:

December 31,
(in thousands)	2004
Current assets	$4,302
Property, plant and equipment	9,290
Intangible assets	209
Total assets acquired	$13,801

Current liabilities	5,847
Deferred income taxes	915
Total liabilities assumed	$6,762
Net assets acquired	$7,039

18. SUBSEQUENT EVENTS

      On February 14, 2005, the Company announced that it has acquired the assets of Spearhead Machinery Limited ("Spearhead") for approximately to £3.25 million ($6.0 million).  Spearhead designs, manufactures and sells a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers, rotary cutters, and rotary swipes.  Spearhead's annual sales are approximately $10.0 million and it is located in Pershore, Worcestershire, England.