Form 10-Q
period 2005-03-31
ALAMO GROUP INC
filed 2005-05-06
CIK 897077

__________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes X No ___

At April 29, 2005, 9,744,359 shares of common stock, $.10 par value, of the Registrant were outstanding.

 Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6	Exhibits and Reports on Form 8K

SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,537	$2,580
Accounts receivable	107,755	82,337
Inventories	81,673	72,757
Deferred income taxes	2,089	2,094
Prepaid expenses	3,260	2,467
Total current assets	203,314	162,235

Property, plant and equipment	94,916	94,489
Less: Accumulated depreciation	(53,045)	(51,435)
	41,871	43,054

Goodwill	27,103	23,067
Assets held for sale	448	448
Other assets	3,046	2,926

Total assets	$275,782	$231,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$30,852	$26,773
Income taxes payable	1,891	1,204
Accrued liabilities	19,139	18,114
Current maturities of long-term debt	4,261	2,961
Total current liabilities	56,143	49,052

Long-term debt, net of current maturities	54,948	18,428
Deferred income taxes	3,279	3,418

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,786,959 and 9,780,659 issued and outstanding at March 31, 2005 and December 31, 2004	979	978
Additional paid-in capital	51,664	51,577
Treasury stock, at cost; 42,600 shares at March 31, 2005 and December 31, 2004	(426)	(426)
Retained earnings	97,297	95,309
Accumulated other comprehensive income	11,898	13,394
Total stockholders' equity	161,412	160,832

Total liabilities and stockholders' equity	$275,782	$231,730

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2005	2004
Net sales:
North American
Agricultural	$34,886	$32,102
Industrial	28,711	27,391
European	27,696	20,223
Total net sales	91,293	79,716

Cost of sales	72,407	62,453
Gross profit	18,886	17,263
Selling, general and administrative expense	14,443	12,249
Income from operations	4,443	5,014
Interest expense	(594)	(515)
Interest income	225	120
Other income (expense), net	77	(831)
Income before income taxes	4,151	3,788
Provision for income taxes	1,578	1,484
Net Income	$2,573	$2,304

Net income per common share:
Basic	$0.26	$0.24
Diluted	$0.26	$0.23
Average common shares:
Basic	9,743	9,727
Diluted	9,933	9,854

Dividends declared	$0.06	$0.06

See accompanying notes.

 Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Operating Activities
Net income	$2,573	$2,304
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	138	127
Depreciation	1,570	1,498
Amortization	67	73
Provision for deferred income tax benefit	(75)	11
Gain on sale of property, plant & equipment	-	(23)
Changes in operating assets and liabilities:
Accounts receivable	(24,949)	(24,958)
Inventories	(8,176)	(2,902)
Prepaid expenses and other assets	(951)	4,296
Trade accounts payable and accrued liabilities	4,435	8,213
Income taxes payable	708	366
Net cash used by operating activities	(24,660)	(10,995)

Investing Activities
Acquisitions, net of cash acquired	(5,913)	(3,127)
Purchase of property, plant and equipment	(1,055)	(1,258)
Proceeds from sale of property, plant and equipment	16	25
Net cash used by investing activities	(6,952)	(4,360)

Financing Activities
Net change in bank revolving credit facility	37,000	20,000
Principal payments on long-term debt and capital leases	1,096	405
Dividends paid	(585)	(584)
Proceeds from sale of common stock	87	12
Net cash provided by financing activities	37,598	19,833

Effect of exchange rate changes on cash	(29)	(405)
Net change in cash and cash equivalents	5,957	4,073
Cash and cash equivalents at beginning of the period	2,580	3,281
Cash and cash equivalents at end of the period	$8,537	$7,354

Cash paid during the period for:
Interest	$442	$194
Income taxes	$1,600	$1,217

See accompanying notes.

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $1,772,000 and $1,832,000 at March 31, 2005 and December 31, 2004, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 55% of total inventory at March 31, 2005 and December 31, 2004.  The excess of current costs over LIFO valued inventories were $7,650,000 at March 31, 2005 and December 31, 2004.  Inventory obsolescence reserves were $6,091,000 at March 31, 2005 and $4,947,000 at December 31, 2004.  The increase in obsolescence reserve was due to currency exchange rates on European and to a lesser extent increases in reserves in our U.S. operations.  Net inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004

Finished goods	$69,096	$60,606
Work in process	5,728	5,403
Raw materials	6,849	6,748
	$81,673	$72,757

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	March 31,
	2005	2004

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

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

	March 31,
(In thousands, except per share amounts)	2005	2004

Net income as reported	$2,573	$2,304
Fair Value of
Compensation cost (tax affected)	(64)	(94)

Pro forma Net Income	2,509	2,210
Earnings per share (basic)
As reported	$0.26	$0.24
Fair Value of Compensation Cost	(0.01)	(0.01)

Pro forma earnings per share	0.25	0.23
Earnings per share (diluted)
As reported	$0.26	$0.23
Fair Value of Compensation Cost	(0.01)	(0.01)

Pro forma earnings per share	0.25	0.22

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2005 and 2004:

	March 31,
	2005	2004

Risk-free interest rate	4.25%	4.00%
Dividend Yield	1.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	5.0 years	4.0 years

6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended
	March 31,
(In thousands, except per share)	2005	2004
Net Income	$2,573	$2,304

Average Common Shares:
BASIC (weighted-average outstanding shares) .	9,743	9,727

Dilutive potential common shares from stock options	190	127
DILUTED (weighted-average outstanding shares)	9,933	9,854

Basic earnings per share	$0.26	$0.24

Diluted earnings per share	$0.26	$0.23

  Segment Reporting

At March 31, 2005 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net Revenue
Agricultural	$34,886	$32,102
Industrial	28,711	27,391
European	27,696	20,223
Consolidated	$91,293	$79,716

Operating Income
Agricultural	$1,411	$1,777
Industrial	1,252	1,594
European	1,780	1,643
Consolidated	$4,443	$5,014

Total Identifiable Assets
Agricultural	$111,478	$97,287
Industrial	69,701	64,670
European	94,603	81,449
Consolidated	$275,782	$243,406
8

8.       Accounting Standards and Disclosures

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46").  "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation ("FIN 46R").  FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities.  On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  The Interpretation addresses consolidation of business enterprises of variable interest.  The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

      On April 14, 2005, the SEC issued a press release announcing that it would provide for phase-in implementation for Statement 123(R).  The SEC would require that registrants that are not small business issuers adopt Statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005.

      Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.     A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.     A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,000 in 2004, 2003 and 2002.

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

9.  Comprehensive Income

During the first quarter of 2005 and 2004, Comprehensive Income amounted to $1,078,000 and $4,397,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Net Income	$2,573	$2,304
Foreign currency translations adjustment	(1,495)	2,093

Comprehensive Income	$1,078	$4,397

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,
(in thousands)	2005	2004

Foreign currency translation	$11,899	$9,921

Accumulated other comprehensive income	$11,899	$9,921

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

     The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  All remediation costs through June of 2002 were paid by the previous owner pursuant to the agreement by which the Company purchased the property.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the prior owner and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at March 31, 2005 was $204,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

11.  Subsequent Events

      On April 29, 2005 the Company purchased the Schwarze main manufacturing facility and land in Huntsville, Alabama which had been leased on a long-term basis.  The purchase price was approximately $3,500,000.

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
Sales Data In Thousands	2005	2004
North American
Agricultural	38.2%	40.3%
Industrial	31.5%	34.4%
European	30.3%	25.4%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2005	2004

Gross margin	20.7%	21.7%
Income from operations	4.9%	6.3%
Income before income taxes	4.5%	4.7%
Net income	2.8%	2.9%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

          In the first quarter of 2005 the Company has shown consistent performance compared to the same period in 2004.  We believe this is a continuation of improved market conditions which began in the fourth quarter of 2003 and has remained relatively steady since that time.  We believe this trend will continue for the rest of 2005.

          While the outlook remains favorable and market conditions are positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, which we believe is vulnerable; inflation, particularly with raw materials such as steel; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as epidemics like mad cow disease, weather conditions such as droughts and floods and higher fuel costs which affect operating expenses; and, budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net sales for the first quarter of 2005 were $91,293,000, an increase of $11,577,000 or 14.5% compared to $79,716,000 for the first quarter of 2004.  The increase was primarily attributable to improved market conditions in the Company's U.S. agricultural and European markets as well as the acquisitions of Rousseau in March, 2004 and Spearhead in February, 2005 in the Company's European operations.

Net North American Agricultural sales were $34,886,000 in 2005 compared to $32,102,000 for the same period in 2004, an increase of $2,784,000 or 8.7%.  The increase was due to improved market conditions as well as continued higher prices for cattle and other agricultural commodities.  The Company's Rhino product line accounted for the majority of the increase.

Net North American Industrial sales increased during the first quarter by $1,320,000 or 4.8% to $28,711,000 for 2005 compared to $27,391,000 during the same period in 2004.  The increase came from primarily higher sales from mowing equipment.  Industrial markets have shown steady improvement but are still below historical levels.

Net European Sales for the first quarter of 2005 were $27,696,000, an increase of $7,473,000 or 37.0% compared to $20,223,000 during the first quarter of 2004.  The increase was a result of the acquisition of Rousseau in March 2004 and Spearhead in February 2005.  Internal growth also played a major part in the revenue increase due to continued improvements in cross selling of products and aggressive marketing initiatives.

Gross profit for the first quarter of 2005 was $18,886,000 (20.7% of net sales) compared to $17,263,000 (21.7% of net sales) during the same period in 2004, an increase of $1,623,000.  The increase was mainly attributable to improved sales from all three segments of our business.  The reduction in the gross margin percent was a result of continued high steel and fuel prices.

Selling, general and administrative expenses ("SG&A") were $14,443,000 (15.8% of net sales) during the first quarter of 2005 compared to $12,249,000  (15.4% of net sales) during the same period of 2004, an increase of $2,194,000.  SG&A for the first quarter of 2005 was up due to $900,000 in higher marketing expenses relating to increased commissions and trade shows, the acquisitions of Rousseau and Spearhead in the amount of $660,000 and to a lesser extent increased accruals related to higher audit fees totaling $102,000.

Interest expense was $594,000 for the first quarter of 2005 compared to $515,000 during the same period in 2004, an increase of $79,000.  The increase reflected higher interest rates in 2005 along with increased borrowing.

Other Income (expense) was income of $77,000 for the first quarter of 2005 compared to an expense of 831,000 in 2004.  The 2004 expense included a loss of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, and a write down of $150,000 in Alamo Group's investment in a small business investment company and from exchange rate losses on foreign contracts on accounts receivable transactions in our European operations.

Provision for income taxes was $1,578,000 (38.0%) in the first quarter of 2005 compared to $1,484,000 (39.2%) during the same period in 2004.  The decrease in percentage was mainly due to research and development credits from Schulte, our Canadian operation.

The Company's net income after tax was $2,573,000 or $0.26 per share on a diluted basis for the first quarter of 2005 compared to 2,304,000 or $0.23 per share on a diluted basis for the first quarter of 2004.  The increase of $269,000 resulted from factors described above.

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

As of March 31, 2005, the Company had working capital of $147,171,000 which represents an increase of $33,988,000 from working capital of $113,183,000 as of December 31, 2004.  The increase in working capital was primarily from higher levels of accounts receivable, inventory and cash due to seasonality and the acquisition of Spearhead.

Capital expenditures were $1,055,000 for the first three months of 2005, compared to $1,258,000 during the first three months of 2004.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased during 2004 as well as the first quarter of 2005.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously repurchased.

Net cash provided by financing activities was $37,598,000 during the three month period ending March 31, 2005, compared to $19,833,000 for the same period in 2004.

On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The covenants in the Amended and Restated Revolving Credit Agreement reflect the change to the operating leverage ratio made in the June 2003 amendment discussed above.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of March 31, 2005, there was $50,000,000 borrowed under the revolving credit facility.  At March 31, 2005, $2,692,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of March 31, 2005 there were no British pounds borrowed against the European line of credit, 2,125,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of March 31, 2005, the Company is in compliance with the terms and conditions of its credit facilities.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The bad debt reserve balance was $1,772,000 at March 31, 2005 and $1,832,000 at December 31, 2004.  The decrease was primarily from improved conditions in the industrial and agricultural sector.

Sales Discounts

 At March 31, 2005 the Company had $9,385,000 in reserves for sales discounts compared to $6,786,000 at December 31, 2004 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and are shipped through the first quarter of 2005.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

The Company had $6,091,000 at March 31, 2005 and $4,947,000 at December 31, 2004 in reserve to cover obsolescence and slow moving inventory. The increase was primarily due to exchange rate fluctuations and to a lesser extent increased reserves in U.S. operational facilities.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

The warranty reserve balance was $3,056,000 at March 31, 2005 and $3,008,000 at December 31, 2004.

Product Liability

At March 31, 2005 the Company had accrued $537,000 in reserves for product liability cases compared to $260,000 at December 31, 2004.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.  The increase was due to additional reserve estimates on existing cases.

During most of 2004, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2004, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

          Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel; increased cost of new regulations such as Sarbanes-Oxley which effect public companies; the potential effects on the buying habits of our customers due to diseases such as mad cow and hoof and mouth; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to various markets risks.  Market risks are the potential losses arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2005, the Company had $1,507,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $223,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $620,000 for the period ending March 31, 2005.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $496,000 for the period ended March 31, 2004.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2005 was a loss of $1,496,000.  On March 31, 2005, the British pound closed at .5289 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7715 relative to 1.00 U.S. dollar.  At December 31, 2004 the British pound closed at ..5212 relative to 1.00 U.S. dollar and the Euro dollar closed at .7371 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2004, the British pound closed at .5424 relative to 1.00 U.S. dollar, and the Euro dollar closed at .8128 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2005 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $250,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

            During the first quarter of 2005 the Company's management identified significant control deficiencies at Rousseau Holdings, S.A. (Rousseau) an operating unit in France that was acquired in 2004.  Computer program modification controls as well as certain access controls as implemented at Rousseau were not considered adequate to prevent or detect unauthorized changes or access to computing resources.  These control deficiencies pertain to Rousseau only and do not affect other operating units of the Alamo Group.  Corrective actions are being planned at this time.

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

(b)      Reports on Form 8-K

Alamo Group Inc. issued a press release announcing, the acquisition of Spearhead Machinery Limited, filed February 15, 2005

Alamo Group Inc. issued a press release announcing, among other things, financial results for the year ended December 31, 2004 filed March 2, 2005.

Alamo Group Inc. First Quarter 2005 Press Release Filed May 3, 2005

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

