Form 10-Q
period 2005-06-30
ALAMO GROUP INC
filed 2005-08-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

Yes X No ___

At AUGUST 1, 2005, 9,747,359 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Interim Consolidated Balance Sheets	3
	June 30, 2005 and December 31, 2004 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2005 and June 30, 2004

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2005 and June 30, 2004

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition	11
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES	21
2

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,985	$2,580
Accounts receivable, net	108,531	82,337
Inventories	84,304	72,757
Deferred income taxes	2,075	2,094
Prepaid expenses	2,555	2,467
Total current assets	205,450	162,235

Property, plant and equipment	96,703	94,489
Less: Accumulated depreciation	(53,034)	(51,435)
	43,669	43,054

Goodwill	26,394	23,067
Assets held for sale	431	448
Other assets	2,518	2,926

Total assets	$278,462	$231,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$32,293	$26,773
Income taxes payable	979	1,204
Accrued liabilities	18,632	18,114
Current maturities of long-term debt	2,522	2,961
Total current liabilities	54,426	49,052
Long-term debt, net of current maturities	59,393	18,428
Deferred income taxes	3,185	3,418

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized;9,789,959 and 9,780,659 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	979	978
Additional paid-in capital	51,702	51,577
Treasury stock, at cost; 42,600 shares at June 30, 2005 and December 31, 2004	(426)	(426)
Retained earnings	100,922	95,309
Accumulated other comprehensive income	8,281	13,394
Total stockholders' equity	161,458	160,832
Total liabilities and stockholders' equity	$278,462	$231,730

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net sales:
North American
Agricultural	$29,577	$31,311	$64,463	$63,413
Industrial	36,230	31,421	64,941	58,812
European	32,573	27,084	60,269	47,307
Total net sales	98,380	89,816	189,673	169,532

Cost of sales	76,495	68,720	148,902	131,173
Gross profit	21,885	21,096	40,771	38,359

Selling, general and administrative expense	15,058	13,200	29,501	25,449
Income from operations	6,827	7,896	11,270	12,910

Interest expense	(898)	(527)	(1,492)	(1,042)
Interest income	198	141	423	261
Other income (expense), net	22	(64)	99	(895)
Income before income taxes	6,149	7,446	10,300	11,234

Provision for income taxes	1,939	2,614	3,517	4,098
Net income	$4,210	$4,832	$6,783	$7,136

Net income per common share:
Basic	$0.43	$0.50	$0.70	$0.73
Diluted	$0.43	$0.49	$0.68	$0.72
Average common shares
Basic	9,745	9,728	9,744	9,728
Diluted	9,904	9,841	9,918	9,848

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2005	2004
Operating Activities
Net income	$6,783	$7,136
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	345	309
Depreciation	3,239	3,028
Amortization	121	145
Provision for deferred income tax benefit	(59)	336
Gain on sale of equipment	(82)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(27,951)	(25,646)
Inventories	(12,273)	(5,848)
Prepaid expenses and other assets	154	1,880
Trade accounts payable and accrued liabilities	7,109	12,546
Income taxes payable	(128)	1,511
Net cash provided (used) by operating activities	(22,742)	(4,668)

Investing Activities
Acquisitions, net of cash acquired	(5,833)	(3,076)
Purchase of property, plant and equipment	(6,154)	(2,453)
Proceeds from sale of property, plant and equipment	140	110
Net cash provided (used) by investing activities	(11,847)	(5,419)

Financing Activities
Net change in bank revolving credit facility	42,000	14,000
Principal payments on long-term debt and capital leases	(738)	(854)
Dividends paid	(1,169)	(1,167)
Proceeds from sale of common stock	125	22
Net cash provided (used) by financing activities	40,218	12,001

Effect of exchange rate changes on cash	(224)	(420)
Net change in cash and cash equivalents	5,405	1,494
Cash and cash equivalents at beginning of the period	2,580	3,281
Cash and cash equivalents at end of the period	$7,985	$4,775

Cash paid during the period for:
Interest	$1,315	$996
Income taxes	$3,979	$2,806

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

2.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,746,000 and $1,832,000 at June 30, 2005 and December 31, 2004, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 55% of total inventory at June 30, 2005 and December 31, 2004.  The excess of current costs over LIFO valued inventories were $7,650,000 at June 30, 2005 and December 31, 2004.  Inventory obsolescence reserves were $6,522,000 at June 30, 2005 and $4,947,000 at December 31, 2004.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Finished goods	$71,264	$60,606
Work in process	6,276	5,403
Raw materials	6,764	6,748
	$84,304	$72,757

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Six Months Ended
	June 30,
	2005	2004

Dividends declared	$0.12	$0.12
Dividends paid	0.12	0.12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net income as reported	$4,210	$4,832	$6,783	$7,136
Fair Value of
Compensation cost (tax affected)	(64)	(92)	(128)	(185)

Pro forma Net Income	4,146	4,740	6,655	6,951

Basic Earnings per share (basic)
As reported	$0.43	$0.50	$0.70	$0.73
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.01)	(0.02)
Pro forma earnings per share (basic)	$0.42	$0.49	$0.69	$0.71

Basic Earnings per share (diluted)
As reported	$0.43	$0.49	$0.68	$0.72
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.01)	(0.02)
Pro forma earnings per share (diluted)	$0.42	$0.48	$0.67	$0.70

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004:

	June 30,
	2005	2004

Risk-free interest rate	4.5%	4.0%
Dividend Yield	1.0-3.8%	1.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	5.0 years	5.0 years

6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net Income	$4,210	$4,832	$6,783	$7,136

Average Common Shares:
Basic (weighted-average outstanding shares)	9,745	9,728	9,744	9,728

Dilutive potential common shares from stockoptions and warrants	159	113	174	120
Diluted (weighted-average outstanding shares)	9,904	9,841	9,918	9,848

Basic earnings per share	$0.43	$0.50	$0.70	$0.73

Diluted earnings per share	$0.43	$0.49	$0.68	$0.72

     7.    Segment Reporting

At June 30, 2005 and June 30, 2004 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net Revenue
Agricultural	$29,577	$31,311	$64,463	$63,413
Industrial	36,230	31,421	64,941	58,812
European	32,573	27,084	60,209	47,307
Consolidated	98,380	89,816	189,673	169,532

Operating Income
Agricultural	$578	$1,835	$1,989	$3,612
Industrial	3,144	3,563	4,396	5,157
European	3,105	2,498	4,885	4,141
Consolidated	6,827	7,896	11,270	12,910

Total Identifiable Assets
Agricultural	$107,833	$96,099	$107,833	$96,099
Industrial	78,169	65,888	78,169	65,888
European	92,460	82,781	92,460	82,781
Consolidated	278,462	244,768	278,462	244,768

8.       Accounting Standards and Disclosures

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

        Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) effective January 1, 2006.

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

      As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,000 in 2004, 2003 and 2002.

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

9.   Comprehensive Income

    During the second quarter of 2005 and 2004, Comprehensive Income amounted to $592,000 and $3,925,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net Income	$4,210	$4,832	$6,783	$7,136
Foreign currency translations adjustment	(3,618)	(907)	(5,113)	1,186

Comprehensive Income	$592	$3,925	$1,670	$8,322

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are solely comprised of foreign currency translation adjustments of $8,281,000 and $13,394,000 at June 30, 2005 and December 31, 2004 respectively:

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
(in thousands)	2005	2004

Foreign currency translation	$8,281	$13,394

Accumulated other comprehensive income	$8,281	$13,394

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  All remediation costs through June of 2002 were paid by the previous owner pursuant to the agreement by which the Company purchased the property.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the prior owner and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at June 30, 2005 was $169,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2005	2004	2005	2004
North American
Agricultural	30.1%	34.9%	34.0%	37.4%
Industrial	36.8%	35.0%	34.2%	34.7%
European	33.1%	30.1%	31.8%	27.9%
Total sales, net	100.0%	100.0%	100.00%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2005	2004	2005	2004

Gross profit	22.2%	23.5%	21.5%	22.6%
Income from operations	6.9%	8.8%	5.9%	7.6%
Income before income taxes	6.3%	8.3%	5.4%	6.6%
Net income	4.3%	5.4%	3.6%	4.2%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the first six months of 2005 the Company experienced mixed results.  We achieved improvements in our Industrial and European segments but softness in our North American Agricultural Division.  Agricultural dealer inventory levels were higher than last year as a result of cautious spending by farmers.  We believe this sector of our business will rebound in the third quarter of 2005 as dealer inventories begin to decline.

            While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, inflation, particularly with raw materials such as steel; increased levels of government regulations both in the U.S. and other countries in which we operate; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as epidemics like mad cow disease, weather conditions such as droughts and floods and higher fuel costs which affect operating expenses; and, budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Net sales for the second quarter of 2005 were $98,380,000, an increase of $8,564,000 or 9.5% compared to $89,816,000 for the second quarter of 2004.  Increases were primarily from the acquisition of Spearhead Machinery Limited ("Spearhead") in February 2005 in the amount of $3,339,000, internal growth in European markets and increased sales from multiple unit orders to State Department of Transportations ("DOTS") in the Industrial Division.

Net North American Agricultural sales were $29,577,000 in 2005 compared to $31,311,000 for the same period in 2004 a decrease of $1,734,000 or 5.5%.  The decrease was mainly due to higher inventories at dealer locations and farmer's caution on capital spending due to lower commodity and cattle prices as well as higher fuel cost compared to last year.

Net North American Industrial sales increased during the second quarter by $4,809,000 or 15.3% to $36,230,000 for 2005 compared to $31,421,000 during the same period in 2004. The majority of the increase came from significantly higher tractor sales on multiple unit orders to State DOTS.  Industrial mower sales have shown marginal improvement but are still below historical levels.  Sales of Schwarze sweepers also increased over 2004 as they experienced growth in all areas of direct, dealer, and international sales.

Net European Sales for the second quarter of 2005 were $32,573,000, an increase of $5,489,000 or 20.3% compared to $27,084,000 during the second quarter of 2004.  The increase was a result of internal sales growth due to continued aggressive marketing initiatives which has expanded our market presence and the acquisition of Spearhead.

Gross profit for the second quarter of 2005 was $21,885,000 (22.2% of net sales) compared to $21,096,000 (23.5% of net sales) during the same period in 2004, an increase of $789,000.  The increase was attributable to higher sales levels particularly in the European sector.  The Company's Industrial Division had unusually high tractor sales for the quarter which, generally are at lower margins and accounted for the majority of the margin percentage decrease of 1.3%.  The Company continues to be affected by higher fuel prices which also negatively impacted the second quarter margins in 2005.

Selling, general and administrative expense ("SG&A") was $15,058,000 (15.3% of net sales) during the second quarter of 2005 compared to $13,200,000 (14.7% of net sales) during the same period of 2004, an increase of $1,858,000.  The increase in SG&A was a result of the addition of Spearhead in the amount of $312,000 and higher marketing expense, specifically commissions on higher sales and costs for various trade shows in all three segments.

            Interest expense was $898,000 for the second quarter of 2005 compared to $527,000 during the same period in 2004, an increase of $371,000.  The increase reflected higher interest rates in 2005 along with increased borrowings during the quarter.

            Other income (expense), net was $22,000 of income during the second quarter of 2005 compared to $64,000 of expense in the second quarter of 2004.   The gain in the second quarter of 2005 is all from exchange rate gains.  During the second quarter of 2004, the Company recorded a gain of $544,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment led to this reduction in its carrying cost.

            The Company's net income after tax was $4,210,000 or $.43 per share on a diluted basis for the second quarter of 2005 compared to $4,832,000 or $.49 per share on a diluted basis for the second quarter of 2004.  The decrease of $622,000 resulted from the factors described above.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net sales for the first six months of 2005 were $189,673,000, an increase of $20,141,000 or 11.9% compared to $169,532,000 for the first six months of 2004.  The increase was mainly a result of improved market penetration in Europe and to the acquisitions of Rousseau in March of 2004 and Spearhead in February 2005.

Net North American Agricultural sales were $64,463,000 in 2005 compared to $63,413,000 for the same period in 2004, an increase of $1,050,000 or 1.7%.  The Company's agricultural market started the year with higher prices for cattle and other agricultural commodities along with increased order rates.  New order rates declined in the second quarter due to higher dealer inventory levels and farmers cautious about spending.

Net North American Industrial sales increased during the first six months by $6,129,000 or 10.4% to $64,941,000 for 2005 compared to $58,812,000 during the same period in 2004. The increase came from higher sales in mowing equipment along with an unusual increase in tractor sales, specifically during the second quarter of 2005.  Industrial markets have seen a significant rise in overall governmental income but funds are primarily being used for increased Medicaid and security costs.  Sales of Schwarze sweepers were higher during the first six months of 2005 compared to the same time in 2004 as dealer sales experienced increased market activity.

Net European sales for the first six months of 2005 were $60,269,000, an increase of $12,962,000 or 27.4% compared to $47,307,000 during the same period of 2004.  The increase was primarily a result of the acquisitions of Rousseau in March 2004 and Spearhead in February 2005 and internal sales growth due to aggressive marketing initiatives and from cross selling related products.

Gross profit for the first six months of 2005 was $40,771,000 (21.5% of net sales) compared to $38,359,000 (22.6% of net sales) during the same period in 2004, an increase of $2,412,000.  The increase was mainly due to higher sales levels specifically in our European Division.  The Company was affected by high steel and fuel prices which negatively impacted the first quarter margins of 2005.  Also lower margins in the second quarter from unusual higher sales of tractors in the Company's industrial sector.

Selling, general and administrative expenses ("SG&A") were $29,501,000 (15.6% of net sales) during the first six months of 2005 compared to $25,449,000 (15.0% of net sales) during the same period of 2004, an increase of $4,052,000.  SG&A for the first six months of 2005 increased mainly as a result of the higher marketing expenses of $2,204,000 relating to increased commissions and trade shows and the acquisitions of Rousseau and Spearhead in the amount of $973,000.

            Interest expense was $1,492,000 for the first six months of 2005 compared to $1,042,000 during the same period in 2004, an increase of $450,000.  The increase was due to higher interest rates in 2005 along with increased borrowings to support higher levels of working capital.

            Other income (expense), net was $99,000 of income during the first six months of 2005 compared to $895,000 of expense in the first six months of 2004.  In 2005, the income came from exchange rate gains.  In 2004, losses of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, a write down of $150,000 in Alamo Group's investment in a small business investment company, and exchange rate loss of $356,000 relating to foreign currency contracts on accounts receivable transactions in our European operations.  Also, during the second quarter of 2005, the Company recorded a gain of $544,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment has led to this reduction in its carrying cost.

            The Company's net income after tax was $6,783,000 or $.68 per share on a diluted basis for the first six months of 2005 compared to 7,136,000 or $.72 per share on a diluted basis for the first six months of 2004.  The decrease of $353,000 resulted from the factors described above.

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

As of June 30, 2005, the Company had working capital of $151,024,000, which represents an increase of $37,841,000 from working capital of $113,183,000 as of December 31, 2004.  The increase in working capital was primarily from higher accounts receivable and inventory levels due to seasonality and the acquisition of Spearhead.

Capital expenditures were $6,154,000 for the first six months of 2005, compared to $2,453,000 during the first six months of 2004.  During the second quarter of 2005, the Company purchased the Schwarze manufacturing facility and land in Huntsville, Alabama which had been leased on a long-term basis.  The purchase price was $3,506,000.  Without this purchase, capital expenditures were $2,648,000 for the six month period.  The Company expects to fund capital expenditures from operating cash flows and through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares repurchased during 2004 or in the first six months of 2005.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

            Net cash provided by financing activities was $40,218,000 during the six-month period ending June 30, 2005, compared to $12,001,000 net cash provided by financing activities for the same period in 2004.  The increase was due to extended terms on fall preseason sales programs which were at higher levels in 2005.

On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of June 30, 2005, there was $55,000,000 borrowed under the revolving credit facility.  At June 30, 2005, $2,642,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of June 30, 2005 there were no British pounds borrowed against the European line of credit, 475,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of June 30, 2005, the Company is in compliance with the terms and conditions of its credit facilities.

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

            The bad debt reserve balance was $1,746,000 at June 30, 2005 and $1,832,000 on December 31, 2004.  The decrease was primarily from improved collections in the U.S. operations.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

            At June 30, 2005 the Company had $8,072,000 in reserves for sales discounts compared to $6,786,000 at December 31, 2004 on product shipped to our customers under various promotional programs.  The increase was due primarily to additional discounts available on the Company's Rhino and M&W products which are ordered during the pre-season, from July to December of each year and are shipped through the second quarter of 2005.  The Company reviews the reserve quarterly based on the analysis made on each program in effect at the time.

      The Company bases its reserves on historical data relating to discounts taken by customers under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $6,522,000 at June 30, 2005 and $4,947,000 at December 31, 2004 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve in general is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

            The warranty reserve balance was $3,032,000 at June 30, 2005 and $3,008,000 at December 31, 2004.  The increase was related to higher sales levels.

Product Liability

            At June 30, 2005 the Company had accrued $384,000 in reserves for product liability cases compared to $480,000 at December 31, 2004.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

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

            Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel; increased cost of new and changing European Union rules and regulations effecting our markets in member countries; regulations such as Sarbanes-Oxley which effect public companies; the potential effects on the buying habits of our customers due to diseases such as mad cow and hoof and mouth; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of their future net foreign currency sales transactions over a period of six months.  As of June 30, 2005, the Company had £1,660,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $290,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,018,000 for the period ending June 30, 2005.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $1,694,000 for the period ended June 30, 2004.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2005 was a loss of $3,618,000.  On June 30, 2005, the British pound closed at .5581 relative to 1.00 U.S. dollar, and the Euro closed at .8263 relative to 1.00 US dollar.  At December 31, 2004 the British pound closed at .5212 relative to 1.00 U.S. dollar and the Euro closed at .7371 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2004, the British pound closed at .5496 relative to 1.00 U.S. dollar, and the Euro closed at .8199 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2005 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $275,000 for the first half of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible affects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

During the first quarter of 2005 the Company's management identified significant control deficiencies at Rousseau Holdings, S.A. (Rousseau) an operating unit in France that was acquired in 2004.  Computer program modification controls as well as certain access controls as implemented at Rousseau were not considered adequate to prevent or detect unauthorized changes or access to computing resources.  These control deficiencies pertain to Rousseau only and do not affect other operating units of the Alamo Group.  Corrective actions have been completed pertaining to program modification controls.  Access controls are under review with a corrective plan to be in place by the end of the year.

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
21