Form 10-Q
period 2005-09-30
ALAMO GROUP INC
filed 2005-11-10
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Yes X No ___

AT NOVEMBER 1, 2005, 9,747,359 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT OUTSTANDING

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

tem 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004	3

	Interim Condensed Consolidated Statements of Income Three months and Nine months ended September 30, 2005 and September 30, 2004	4

	Interim Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and September 30, 2004	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES
2

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$14,456	$2,580
Accounts receivable, net	87,878	82,337
Inventories	81,056	72,757
Deferred income taxes	2,168	2,094
Prepaid expenses	2,315	2,467
Total current assets	187,873	162,235

Property, plant and equipment	95,867	94,489
Less: Accumulated depreciation	(53,018)	(51,435)
	42,849	43,054

Goodwill	26,626	23,067
Assets held for sale	431	448
Other assets	2,637	2,926

Total assets	$260,416	$231,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	30,329	26,773
Income taxes payable	1,548	1,204
Accrued liabilities	18,869	18,114
Current maturities of long-term debt	2,070	2,961
Total current liabilities	52,816	49,052

Long-term debt, net of current maturities	39,178	18,428
Deferred income taxes	3,220	3,418

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,789,959 and 9,780,659 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	979	978
Additional paid-in capital	51,702	51,577
Treasury stock, at cost; 42,600 shares at September 30, 2005 and December 31, 2004	(426)	(426)
Retained earnings	104,721	95,309
Accumulated other comprehensive income	8,226	13,394
Total stockholders' equity	165,202	160,832

Total liabilities and stockholders' equity	$260,416	$231,730

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net sales:
North American
Agricultural	$33,671	$32,568	$98,134	$95,981
Industrial	32,782	30,012	97,723	88,824
European	29,355	25,410	89,624	72,717
Total net sales	95,808	87,990	285,481	257,522

Cost of sales	74,222	67,876	223,124	199,049
Gross profit	21,586	20,114	62,357	58,473
Selling, general and administrative expense	14,626	13,544	44,127	39,170
Income from operations	6,960	6,570	18,230	19,303
Interest expense	(840)	(507)	(2,332)	(1,549)
Interest income	177	175	600	436
Other income (expense), net	38	(41)	137	(759)
Income before income taxes	6,335	6,197	16,635	17,431
Provision for income taxes	1,951	1,999	5,468	6,097
Net income	$4,384	$4,198	$11,167	$11,334

Net income per common share:
Basic	$0.45	$0.43	$1.15	$1.16
Diluted	$0.44	$0.43	$1.13	$1.15
Average common shares
Basic	9,747	9,730	9,745	9,729
Diluted	9,892	9,856	9,910	9,850

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004
Operating Activities
Net income	$11,167	$11,334
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	522	611
Depreciation	4,707	4,580
Amortization	170	217
Provision for deferred income tax benefit	(122)	356
Gain on sale of equipment	(109)	(91)
Changes in operating assets and liabilities:
Accounts receivable	(7,335)	(6,103)
Inventories	(8,919)	(5,825)
Prepaid expenses and other assets	43	3,855
Trade accounts payable and accrued liabilities	5,354	8,109
Income taxes payable	456	1,466
Net cash provided by operating activities	5,934	18,509

Investing Activities
Acquisitions, net of cash acquired	(5,742)	(3,068)
Purchase of property, plant and equipment	(7,080)	(3,591)
Proceeds from sale of property, plant and equipment	190	152
Net cash used by investing activities	(12,632)	(6,507)

Financing Activities
Net change in bank revolving credit facility	22,000	(4,000)
Principal payments on long-term debt and capital leases	(1,376)	(2,016)
Dividends paid	(1,754)	(1,751)
Proceeds from sale of common stock	125	109
Net cash provided (used) by financing activities	18,995	(7,658)

Effect of exchange rate changes on cash	(421)	(490)
Net change in cash and cash equivalents	11,876	3,854
Cash and cash equivalents at beginning of the period	2,580	3,281
Cash and cash equivalents at end of the period	$14,456	$7,135

Cash paid during the period for:
Interest	$2,232	$1,415
Income taxes	$5,579	$4,981

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2005

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

2.  Accounts Receivable

            Accounts Receivable is shown net of the allowance for doubtful accounts of $1,837,000 and $1,832,000 at September 30, 2005 and December 31, 2004, respectively.

3.  Inventories

            Inventories valued at LIFO cost represented 51% and 55% of total inventory at September 30, 2005 and December 31, 2004 respectively.  The excess of current costs over LIFO valued inventories was $7,650,000 at September 30, 2005 and December 31, 2004.  Inventory obsolescence reserves were $5,833,000 at September 30, 2005 and $4,947,000 at December 31, 2004.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004

Finished goods	$66,701	60,606
Work in process	7,401	5,403
Raw materials	6,954	6,748
	$81,056	$72,757

            An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$4,384	$4,198	$11,167	$11,334
Fair Value of
Compensation cost (tax affected)	(64)	(61)	(192)	(246)

Pro forma Net Income	$4,320	$4,137	$10,975	$11,088

Basic Earnings per share (basic)
As reported	$0.45	$0.43	$1.15	$1.16
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.02)	(0.03)
Pro forma earnings per share (basic)	$0.44	$0.42	$1.13	$1.13

Basic Earnings per share (diluted)
As reported	$0.44	$0.43	$1.13	$1.15
Fair Value of Compensation Cost	(0.01)	(0.01)	(0.02)	(0.03)
Pro forma earnings per share (diluted)	$0.43	$0.42	$1.11	$1.12

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004:

September 30,
	2005	2004

Risk-free interest rate	4.5%	4.0%
Dividend Yield	1.0 - 3.8%	1.0 - 3.8%
Volatility Factors	24 - 68%	24 - 68%
Weighted Average Expected Life	5.0 years	5.0 years

6.  Earnings Per Share

            The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net Income	$4,384	$4,198	$11,167	$11,334

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,747	9,730	9,745	9,729

Dilutive potential common shares from stock options and warrants	145	126	165	121
Diluted (weighted-average outstanding shares)	9,892	9,856	9,910	9,850

Basic earnings per share	$0.45	$0.43	$1.15	$1.16

Diluted earnings per share	$0.44	$0.43	$1.13	$1.15

 7.   Segment Reporting

At September 30, 2005 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net Revenue
Agricultural	$33,671	$32,568	$98,134	$95,981
Industrial	32,782	30,012	97,723	88,824
European	29,355	25,410	89,624	72,717
Consolidated	$95,808	$87,990	$285,481	$257,522

Operating Income
Agricultural	$965	$1,455	$2,881	$5,170
Industrial	2,635	2,099	7,104	7,108
European	3,360	3,016	8,245	7,025
Consolidated	$6,960	$6,570	$18,230	$19,303

Total Identifiable Assets
Agricultural	$92,420	$80,356	$92,420	$80,356
Industrial	75,470	60,781	75,470	60,781
European	92,526	85,242	92,526	85,242
Consolidated	$260,416	$226,379	$260,416	$226,379

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

9.  Comprehensive Income

      During the third quarter of 2005 and 2004, Comprehensive Income amounted to $4,329,000 and $5,160,000, respectively.

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net Income	$4,384	$4,198	$11,167	$11,334
Foreign currency translation adjustment	(55)	962	(5,168)	2,148

Comprehensive Income	$4,329	$5,160	$5,999	$13,482

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are solely comprised of foreign currency translation adjustments of $8,226,000 and $13,394,000 at September 30, 2005 and December 31, 2004, respectively:

	September 30,
(in thousands)	2005	2004

Foreign currency translation	$8,226	$9,976

Accumulated other comprehensive income	$8,226	$9,976

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

            The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  All remediation costs through June of 2002 were paid by the previous owner pursuant to the agreement by which the Company purchased the property.  During the second quarter of 2002, the Company settled all outstanding claims including the environmental claim with the prior owner and applied approximately $100,000 of the overall settlement towards the environmental reserve.  The balance in the environmental liability reserve at September 30, 2005 was $180,000.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Sales Data In Percentages)	2005	2004	2005	2004
North American
Agricultural	35.1%	37.0%	34.4%	37.3%
Industrial	34.2%	34.1%	34.2%	34.5%
European	30.7%	28.9%	31.4%	28.2%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2005	2004	2005	2004

Gross margin	22.5%	22.9%	21.8%	22.7%
Income from operations	7.3%	7.5%	6.4%	7.5%
Income before income taxes	6.6%	7.0%	5.8%	6.8%
Net income	4.6%	4.8%	3.9%	4.4%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the first nine months of 2005 the Company experienced moderate growth.  We achieved improvements in all segments despite continued softness in our North American Agricultural Division.  Agricultural dealer inventory levels dropped during the third quarter which resulted in higher sales levels for the Company, however higher fuel prices became a major factor in reduced levels of new orders which could impact our fourth quarter and 2006 results.  We are also concerned about the bird flu outbreak which could potentially have an adverse affect on our agricultural markets.

While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, inflation, particularly with raw materials such as steel; increased levels of government regulations both in the U.S. and other countries in which we operate; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as epidemics like mad cow disease and bird flu, weather conditions such as droughts and floods and higher fuel costs which affect operating expenses; and, budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Net sales for the third quarter of 2005 were $95,808,000, an increase of $7,818,000 or 8.9% compared to $87,990,000 for the third quarter of 2004.  The increase was primarily attributable to the contribution from Spearhead Machinery Limited ("Spearhead") acquired in February 2005 in the amount of $3,158,000, internal growth within the Company's European operation and improvement in new sales orders for our Industrial products from governmental entities.

Net North American Agricultural sales were $33,671,000 in 2005 compared to $32,568,000 for the same period in 2004, an increase of $1,103,000 or 3.4%.  The increase was attributable to expected lower dealer inventory levels which resulted in increased new orders beginning late in the second quarter of 2005.  The Company's Rhino product line accounted for the majority of the increase.

Net North American Industrial sales increased during the third quarter by $2,770,000 or 9.2% to $32,782,000 for 2005 compared to $30,012,000 during the same period in 2004. Industrial mower sales, particularly our Tiger product line, reflected improvement over 2004 with increased new orders from governmental entities, our main customers in the this market.  Sales of Schwarze sweepers also accounted for some of the increase over 2004.

Net European Sales for the third quarter of 2005 were $29,355,000, an increase of $3,945,000 or 15.5% compared to $25,410,000 during the third quarter of 2004.  The increase was primarily a result of the contribution from Spearhead, in the amount of $3,158,000 and to a lesser extent, continued improved performance in our markets in England and France.

Gross profit for the third quarter of 2005 was $21,586,000 (22.5% of net sales) compared to $20,114,000 (22.9% of net sales) during the same period in 2004, an increase of $1,472,000.  The increase was primarily from higher sales levels in all three divisions.  This is despite an increase in fuel costs which are running 50% higher than 2004.  The increase was also partially offset by approximately a $700,000 adjustment posted in quarter 3 in 2005 related to a control exception noted in one of our North American agricultural facilities.  Please see Item 4 (Controls and Procedures) for further details.

Selling, general and administrative expense ("SG&A") was $14,626,000 (15.3% of net sales) during the third quarter of 2005 compared to $13,544,000 (15.4% of net sales) during the same period of 2004, an increase of $1,082,000.  SG&A for the third quarter of 2005 increased mainly as a result of the addition of Spearhead in the amount of $306,000 along with higher sales commissions expenses due to increased sales.

            Interest expense was $840,000 for the third quarter of 2005 compared to $507,000 during the same period in 2004, an increase of $333,000.  This increase was mainly from higher interest rates and increased borrowings in 2005.

            Other income (expense) was $38,000 of income during the third quarter of 2005 compared to $41,000 of expense in the third quarter of 2004.  Exchange rate gains from foreign currency contracts covering accounts receivable in our European operations were the primary reason for the income in 2005.

            The Company's net income after tax was $4,384,000 or $.44 per share on a diluted basis for the third quarter of 2005 compared to $4,198,000 or $.43 per share on a diluted basis for the third quarter of 2004.  The increase of $186,000 resulted from the factors described above.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net sales for the first nine months of 2005 were $285,481,000, an increase of $27,959,000 or 10.9% compared to $257,522,000 for the first nine months of 2004.  The increase was primarily attributable to improved revenue in all three divisions and the acquisition of Rousseau in March of 2004 and Spearhead in February 2005.

Net North American Agricultural sales were $98,134,000 in 2005 compared to $95,981,000 for the same period in 2004, an increase of $2,153,000 or 2.2%.  Higher prices for cattle and other agricultural commodities at the start of the year helped the agricultural market.  However, higher fuel costs have negatively affected farmers spending which has caused the market to soften in the agricultural equipment market.

Net North American Industrial sales increased during the first nine months by $8,899,000 or 10.0% to $97,723,000 for 2005 compared to $88,824,000 during the same period in 2004. The increase came from higher sales in mowing equipment along with an unusual increase in tractor sales, specifically during the second quarter of 2005.  Industrial markets have seen a significant rise in governmental income but  increased Medicaid, fuel cost and disaster recovery in the southeast are absorbing a larger portion of their budgets.  Sales of Schwarze sweepers were higher during the first nine months of 2005 compared to the same period in 2004 as dealer sales experienced increased market activity.

Net European Sales for the first nine months of 2005 were $89,624,000, an increase of $16,907,000 or 23.2% compared to $72,717,000 during the same period of 2004.  The increase was a result of the acquisitions of Rousseau in March 2004 and Spearhead in February 2005, internal sales growth due to new product introductions, aggressive marketing initiatives and cross selling products through existing distribution networks.

Gross profit for the first nine months of 2005 was $62,357,000 (21.8% of net sales) compared to $58,473,000 (22.7% of net sales) during the same period in 2004, an increase of $3,884,000. The increase was mainly attributable to higher sales levels from all three divisions.  The Company was affected by increases in steel and fuel prices which have negatively impacted the nine months ending 2005.  Also, margins were negatively affected in the second quarter from unusually higher tractor sales in the Company's industrial sector.  The increase was also partially offset by approximately a $700,000 adjustment posted in quarter 3 in 2005 related to a control exception noted in one of our North American agricultural facilities.  Please see Item 4 (Controls and Procedures) for further details.

Selling, general and administrative expense ("SG&A") were $44,127,000 (15.4% of net sales) during the first nine months of 2005 compared to $39,170,000 (15.2% of net sales) during the same period of 2004, an increase of $4,957,000.  SG&A for the first nine months of 2005 increased mainly as a result of the addition of Rousseau and Spearhead in the amount of $1,279,000 along with increased marketing expenses relating to commissions earned on higher sales levels and trade shows expenses.

            Interest expense was $2,332,000 for the first nine months of 2005 compared to $1,549,000 during the same period in 2004, an increase of $783,000.  The increase was due to higher interest rates in 2005 along with increased borrowings to support higher levels of working capital.

            Other income (expense) was $137,000 of income during the first nine months of 2005 compared to $759,000 of expense in the first nine months of 2004.  In 2005, the income came from exchange rate gains.  In 2004, losses of $434,000 on the sale of Dabekausen, the Company's distribution operation located in the Netherlands, a write down of $150,000 in Alamo Group's investment in a small business investment company, and exchange rate losses of $356,000 relating to foreign currency contracts on accounts receivable transactions in our European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $519,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was used for a new paint system which was capitalized.  The Company also wrote off $600,000 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility which was closed in 2001 and has been held for resale since that time.

            The Company's net income after tax was $11,167,000 or $1.13 per share on a diluted basis for the first nine months of 2005 compared to $11,334,000 or $1.15 per share on a diluted basis for the first nine months of 2004.  The decrease of $167,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales.  These sales enhance the Company's production flow during the off season.

As of September 30, 2005, the Company had working capital of $135,057,000, which represents an increase of $21,874,000 from working capital of $113,183,000 as of December 31, 2004.  The increase in working capital was primarily from higher accounts receivable and inventory levels and the acquisition of Spearhead.

Capital expenditures were $7,080,000 for the first nine months of 2005, compared to $3,591,000 during the first nine months of 2004.  During the second quarter of 2005, the Company purchased the Schwarze manufacturing facility and land in Huntsville, Alabama which had been leased on a long-term basis.  The purchase price was $3,506,000.  Without this purchase, capital expenditures were $3,574,000 for the nine month period.  The Company expects to fund capital expenditures from operating cash flows and through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares repurchased during 2004 or in the first nine months of 2005.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

            Net cash provided by financing activities was $18,995,000 during the nine-month period ending September 30, 2005, compared to $7,658,000 net cash used by financing activities for the same period in 2004.  The increase was due to extended terms on fall preseason sales programs which were at higher levels in 2005.

                On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of September 30, 2005, there was $35,000,000 borrowed under the revolving credit facility.  At September 30, 2005, $2,357,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of September 30, 2005 there were no British pounds borrowed against the European line of credit, zero Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of September 30, 2005, the Company is in compliance with the terms and conditions of its credit facilities.

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

            The bad debt reserve balance was $1,837,000 at September 30, 2005 and $1,832,000 on December 31, 2004.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

            At September 30, 2005 the Company had $5,710,000 in reserves for sales discounts compared to $6,786,000 at December 31, 2004 on product shipped to our customers under various promotional programs.  The decrease was due primarily to additional discounts available on the Company's Rhino and M&W products which are ordered during the pre-season, from July to December of each year and are shipped through the second quarter of 2005.  The Company reviews the reserve quarterly based on the analysis made on each program in effect at the time.

      The Company bases its reserves on historical data relating to discounts taken by customers under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $5,833,000 at September 30, 2005 and $4,947,000 at December 31, 2004 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve in general is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

            Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating that based on twelve months sales with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time the unit is received and put it into operation to file any warranty claim.  A warranty reserve is established for each marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

            The warranty reserve balance was $3,081,000 at September 30, 2005 and $3,008,000 at December 31, 2004.  The increase was related to higher sales levels.

Product Liability

            At September 30, 2005 the Company had accrued $277,000 in reserves for product liability cases compared to $260,000 at December 31, 2004.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

During most of 2004, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2004, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim.  The SIR levels for the current policy period remain the same.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

            Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel; fuel prices which affect operating cost for both the Company and its customers; increased cost of new and changing European Union rules and regulations effecting our markets in member countries; regulations such as Sarbanes-Oxley which effect public companies; the potential effects on the buying habits of our customers due to diseases such as mad cow and bird flu; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of their future net foreign currency sales transactions over a period of nine months.  As of September 30, 2005, the Company had £1,660,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $290,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $3,151,000 for the period ending September 30, 2005.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,703,000 for the period ended September 30, 2004.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2005 was a loss of $55,000.  On September 30, 2005, the British pound closed at .5670 relative to 1.00 U.S. dollar, and the Euro closed at .8319 relative to 1.00 US dollar.  At December 31, 2004 the British pound closed at .5212 relative to 1.00 U.S. dollar and the Euro closed at .7371 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2004, the British pound closed at .5518 relative to 1.00 U.S. dollar, and the Euro closed at .8041 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2005 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $330,000 for the first nine months of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible affects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report, however we noted the following:

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

During the third quarter of 2005, the Company discovered errors totaling approximately $700,000 in sales and accounts receivable resulting from an issue with the subledger system at a subsidiary in Iowa, where the subledger was not posting information correctly to the general ledger. Although management corrected the general ledger as of September 30, 2005, controls related to reconciliations, review of subledger reports and certain access controls were deemed to be ineffective. Due to quantitative and qualitative factors, these deficiencies are considered significant deficiencies. The Company is in the process of remediating and implementing additional controls to correct the problem, and the corrective action will be completed by the end of the year.

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

(b)      Reports on Form 8-K

November 9, 2005- Press Release announcing third quarter fiscal 2005 earnings.

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
20