Form 10-K
period 2005-12-31
ALAMO GROUP INC
filed 2006-03-16
CIK 897077

__________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class common stock, par value $.10 per share	Name of each exchange on which registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [    ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2.      Large accelerated filer  [  ]    Accelerated filer [X]        Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2005 (based upon the last reported sale price of $18.67 per share) was approximately $116,116,030 on such date.

The number of shares of the registrant's common stock, par value $.10 per share, outstanding as of February 28, 2006 was 9,750,409 shares.

Documents incorporated by reference:  Portions of the registrant's proxy statement relating to the 2006 Annual Meeting of Stockholders to be held on May 3, 2006, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

General

      Alamo Group Inc., including its direct and indirect subsidiaries ("Alamo Group," or the "Company"), is a leading manufacturer of high quality right-of-way maintenance and agriculture equipment.  As used herein and otherwise required by the context, the terms "Alamo Group" and the "Company" shall mean Alamo Group Inc. and its direct and indirect subsidiaries.  The Company's products include tractor‑mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after-market parts and services.  The Company believes it is one of a few vegetation maintenance equipment manufacturers offering a comprehensive product line that employs the three primary heavy‑duty cutting technologies: rotary; flail; and sickle‑bar, as well as other cutting technologies. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and containing its manufacturing and overhead costs.  The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently command, or have the potential to achieve, a meaningful share of their niche markets.

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

      The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. ("Rhino"), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. Strengthening the Rhino distribution network remains a primary focus of the Company's marketing plans for agricultural and industrial uses.  The addition of M&W Gear Company ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment which complements the Rhino distribution network.  M&W has been integrated into the agricultural marketing group utilizing the same sales force to cross sell Rhino and M&W products.

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

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. ("SMA") located in Orleans, France.  SMA manufacturers and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts to departments of the French government.  This acquisition, along with the acquisitions of Forges Gorce, a flail blade manufacturer in France, in 1996 and Rousseau Holdings, S.A. ("Rousseau"), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

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

      In early, 2000, the Company acquired Schwarze Industries, Inc. ("Schwarze").  Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors.  The Company believes the Schwarze sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.

      In, 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD ("Twose") in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer distribution network.  Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which solidified the Company's market leadership position in the U.K.

      In late, 2000, the Company acquired Schulte Industries, LTD. and its related entities ("Schulte").  Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte brought to the Company a stronger Canadian presence in both marketing and manufacturing.  It also expanded the Company's range of large, heavy-duty rotary mowers.

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

      On November 14, 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. ("Faucheux"), a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France.  This acquisition broadened our range of agricultural implements in the French market.

      On March 15, 2004, the Company purchased 100% of the issued and outstanding shares of Rousseau.  This acquisition provides manufacturing and marketing synergies for Alamo Group in Europe.

      On May 19, 2004, the Company purchased the pothole patcher and snowblower products lines from Wildcat Manufacturing, Inc.  The product lines are complementary and allow the Company to expand its current product offerings.

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

      On February 3, 2006, the Company purchased substantially all of the assets of the Gradall excavator business ("Gradall") of JLG Industries, Inc. including their manufacturing plant in New Philadelphia, Ohio.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  This acquisition enhances our Industrial Division products which sell to governmental buyers and related contractors for maintenance along right-of-ways.  The assets include a 430,000 square foot manufacturing facility, machinery, tooling, and intellectual property including the Gradall® name.  The Company also added 405 employees.

Marketing and Marketing Strategy

      The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer distribution networks under the Alamo Industrial®, Tiger™, Schwarze™, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Adams®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, SMA®, Forges Gorce™ Twose™, Faucheux™, Rousseau™  Spearhead™ trademarks as well as other trademarks and trade names.

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

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with high-efficiency environmental sweepers and replacement parts.  Schwarze primarily sells its products to governmental agencies and independent contractors.  The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.  In 2001, the Alamo Industrial Latin American territory manager began marketing Schwarze and Schulte products along with Alamo Industrial products in Mexico and other Latin American countries.  In 2002, the dealer sales force of Alamo Industrial and Schwarze were combined and trained to cross-sell products.

      With the pothole patcher and snowblower product lines, the Company has increased plant utilization and expanded its product offerings to its dealers.  The pothole patcher product line is manufactured by Schwarze and may be sold through the Alamo Industrial and Tiger dealer distribution networks.  The snowblower line is manufactured by Alamo Group (IL) Inc. and distributed through Alamo Industrial, Tiger and Rhino brand names.

      Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking.  It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-powered equipment including rotary cutters, finishing mowers, flail mowers and disc mowers.  Rhino also sells posthole diggers, scraper blades and replacement parts for all Rhino equipment.  Farm equipment dealers play the primary role in the sale of Rhino and M&W equipment.  A portion of the Rhino product line is also sold through McConnel's network of agricultural dealers in the U.K.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to OEM's.  In the fall of 2001, the Company introduced Rhino branded loaders and backhoes to be sold through its agricultural dealer network

      Herschel replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers; fleet stores; wholesale distributors; OEMs; and construction equipment dealers.  Valu-Bilt complements the Herschel product lines while also expanding the Company's offering of after-market agricultural parts and added catalog and internet sales direct to end-users.

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts.  Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S.  Schulte also sells some of the Company's other product lines in their markets and sells some of its products through Twose in the U.K. and independent distributors throughout the world.

      McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts.  McConnel equipment is sold primarily in the U.K. and France and, to a lesser extent, in other parts of Europe, Australia, and North America through independent dealers and distributors.  To a lesser extent, McConnel also sells turf maintenance equipment to the golf course and leisure markets.

      Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts.  Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K. and France and, to a lesser extent, other countries in Europe, North America, Australia and the Far East.  Bomford's sales network is very similar to that of McConnel in the U.K.  Rhino sells some of Bomford's product line in the U.S.

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts.  SMA's principal customers are French local authorities. SMA's product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.  Forges Gorce manufactures flail blades which are sold to some of the Company's subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers and agricultural equipment and related replacement parts.  Twose products are manufactured at the Company's U.K. facilities but sold through its own dealer distribution network in the U.K. and through Faucheux in France.

      The addition of Spearhead has expanded the Company's product lines and market coverage in Europe and increased utilization of our U.K. manufacturing facilities.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France but the Company has recently expanded Faucheux's market coverage to other countries, particularly the U.K., using the Company's existing dealer distribution network.

      Rousseau sells its products, hydraulic and mechanical boom mowers, primarily in France through its own sales force and dealer distribution network.  Faucheux builds brand name front-end loaders for Rousseau.  In addition, their products will be introduced into other markets outside of France.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 27%, 26% and 25% of the Company's total sales for the years ended December 31, 2003, 2004 and 2005, respectively.  Replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer's service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

      Demand for the majority of the Company's core products tends to be strongest in the first and second calendar quarters.  The Company provides incentives for off-season purchases for many of its products, including discounts and extended payment terms, as a way to even out seasonal variations in its manufacturing cycles.

Product Development

      The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2005, the Company employed 94 people in its various engineering departments, 40 of whom are degreed engineers and the balance of whom are support staff.  Amounts expended on research and development activities were approximately $3,132,000 in 2005, $3,075,000 in 2004 and $2,953,000 in 2003.  As a percentage of sales, research and development was approximately 1.0% in 2005, 2004, and 2003, and is expected to continue at similar levels in 2006.

Seasonality

      In general, major customers tend to purchase the Company's equipment during the first and second calendar quarters.  Other products such as, street sweepers, snow blowers, front-end loaders and pothole patchers have different seasonal patterns as do replacement parts in general.  Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Weather conditions and general economic conditions, however, may affect the timing of purchases.  In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. The Company utilizes a rolling twelve-month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods.

Competition

      The Company's products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of equipment and replacement parts, as well as numerous small manufacturers and suppliers of a limited number of products mainly on a regional basis.  Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by effectively managing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger competitors.  There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company.  The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its type of mowing equipment.

Unfilled Orders

      As of December 31, 2005, the Company had unfilled customer orders of $37,812,000 compared to $44,025,000 at the end of 2004.  The 14% decrease in orders is primarily the result of softer market conditions in the Agricultural and European sector.  The Company experienced increases in governmental orders in its Industrial sector primarily in street sweepers.  Management expects that substantially all of the Company's backlog as of December 31, 2005 will be shipped during fiscal year 2006.  The amount of unfilled orders at a particular time are affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company's seasonal sales programs and the requests of its customers. Certain of the Company's orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  During 2004, we experienced a dramatic increase in the cost of steel and fuel.  In 2005, steel prices stabilized somewhat but fuel prices continued to increase which both increased our costs of operation and negatively affected markets for our products.  The Company remains cautious for 2006 with fuel continuing to be a major factor in both demand for and use of our equipment.  A number of the Company's products are mounted and shipped with a tractor or truck chassis.  Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from foreign and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $103,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $689,000 as of December 31, 2005.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Rhino®, M&W®, SMC™, Fuerst®, McConnel®, Bomford®, SMA®, Schwarze™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Adams®, Valu-Bilt®, Rousseau® and Spearhead®,  trademarks are the primary marks for the Company's products.  The Company also owns other trademarks which it uses to a lesser extent, such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and the Company has an environmental reserve of $194,000 as of December 31, 2005.

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

Employees

      As of December 31, 2005, the Company employed 1,862 full-time employees. The SMC manufacturing facility in the U.S. has a collective bargaining agreement which covers approximately 106 employees; it expired in the second quarter of 2004 and was renewed through April of 2006.  The Company's European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux and Rousseau also have collective bargaining agreements covering 553 employees.  The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 13 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 14 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC.  The SEC's website is http://www.sec.gov.

The Company's website is www.alamo-group.com.  The Company makes available free of charge through its website, via a link to the SEC's website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The Company also makes available, through its website, via a link to the SEC's website, statements of beneficial ownership of the Company's equity securities filed by its directors, officers, 10% or greater shareholders and others required under Section 16 of the Exchange Act.

The Company also makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC's site.  You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format.  In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee as well as its Corporate Governance Policies and its Code of Business Conduct and Ethics for its directors, officers and employees.  You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal corporate office of the Company.  The telephone number is (830) 379-1480.  The information on the Company's website is not incorporated by reference into this report.

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

      Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words "will", "estimate," "believe," "intend," "could," "should" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include; increased competition in the Company's business from competitors; possible reduced governmental budget allocations that could affect purchases of goods and services in the Company's industrial market; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the Company's ability to hire and retain quality employees.

      In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting product demand; downturn in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company's suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; availability and significantly increased prices of raw materials and energy; seasonal factors in the Company's industry; unforeseen litigation; animal disease epidemics; government actions including budget levels, regulations and legislation, farm subsidy bills in various countries, such as Sarbanes-Oxley Act of 2002; legislation relating to the environment, commerce, infrastructure spending, health and safety, availability of materials, and other risks and uncertainties detailed under "Risk Factors: in Part I, Item 1A, and elsewhere throughout out this report.

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

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2006 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	53	President and Chief Executive Officer

Robert H. George	59	Vice President, Secretary and Treasurer

Richard J. Wehrle	49	Vice President and Controller

Donald C. Duncan	54	Vice President and General Counsel

Geoffrey Davies	58	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.

Richard D. Pummell	59	Executive Vice President, Alamo Group (USA) Inc. North American Agricultural Division

Ian Burden	51	Executive Vice President, Alamo Group (USA) Inc. North American Alamo Industrial Division

        Ronald A. Robinson was appointed President, Chief Executive Officer and a director of the Company on July 7, 1999.  Mr. Robinson had previously been President of Svedala Industries, Inc., the U.S. subsidiary of Svedala Industries AB of Malmo, Sweden, a leading manufacturer of equipment and systems for the worldwide construction, mineral processing and materials handling industries.  Mr. Robinson joined Svedala in 1992 when it acquired Denver Equipment Company of which he was Chairman and Chief Executive Officer.

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

Item 1A.  Risk Factors

      You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to the Company's securities. If any of the following risks develop into actual events, the Company's business, financial condition or results from operations could be materially and adversely affected and you could lose all or part of your investment.

      Deterioration of industry conditions could harm the Company's business and prospects.  The prospects for the Company depend to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of the Company's control.  These factors include general economic conditions, levels of interest rates, commodity prices, domestic and foreign governmental policies and the value of the dollar, as well as factors that specifically affect agricultural customer spending patterns, including animal disease outbreaks and weather patterns.

      A downturn in general economic conditions may adversely affect the Company's results of operations.  The strength and profitability of the Company's business depends on the overall demand for the Company's products.  Revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. A recession or downturn in the general economy, or in a region constituting a significant source of customers for the Company's products, could result in fewer customers purchasing the Company's products, which would adversely affect the Company's results of operations.

      The Company depends on government sales.  A substantial portion of the Company's revenues are derived from sales to federal, state and local governmental entities.  These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and generally have been affected by changes in local and national economic conditions.  During previous economic downturns, such governmental entities also have used chemical control of vegetation, although environmental concerns have adversely affected chemical control efforts.

      The Company's dependence on, and the price and availability of, raw materials (such as steel and fuel) may adversely affect the Company's profits.  The Company is exposed to fluctuations in market prices for commodities, such as steel and energy. In recent years, the prices of various raw materials have increased significantly, and the Company has been unable to avoid exposure to global price fluctuations and supply limitations, such as occurred in 2004 and 2005 with the cost and availability of steel and fuel, and related products. If the Company is unable to purchase the raw materials the Company requires or is unable to pass on price increases to the Company's customers, the Company's future profitability may be adversely affected.

      The Company operates in a highly competitive industry.  The Company's products are sold in highly competitive markets throughout the world.  The Company competes with several large national and international companies that offer a broad range of equipment competitive with the Company, as well as numerous small, privately-held manufacturers and suppliers of a limited number of equipment products.  Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  There can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products competitive with those of the Company.  See "Competition" in Part I, Item 1 above.

      The Company operates and sources internationally, which exposes the Company to the risks of doing business abroad.  The Company has operations in a number of countries outside of the United States. The Company's foreign operations are subject to the risks normally associated with conducting business in foreign countries, including:

-          limitations on ownership and on repatriation of earnings;

-          import and export restrictions and tariffs;

-          additional expenses relating to the difficulties and costs of staffing and managing international operations;

-          labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

-          change in laws or policies of a foreign country;

-          delays in obtaining or the inability to obtain necessary governmental permits;

-          potentially adverse consequences resulting from the applicability of foreign tax laws;

-          cultural differences; and

-          increased expenses due to inflation;

-          changes in currency exchange rates.

      The Company's foreign operations may also be adversely affected by laws and policies of the United States and the other countries in which the Company operates affecting foreign trade, investment and taxation.

      The Company may be unable to complete or integrate acquisitions effectively, which may adversely affect its profitability and results of operations.  The Company intends to grow through the acquisition of businesses and assets that will complement its current businesses.  To date, a material portion of our growth has come through acquisitions.  The Company cannot be certain that it will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets.  Additionally, the Company may not be successful in integrating acquired businesses into its existing operations and achieving projected synergies.  Competition for acquisition opportunities in the various industries in which the Company operates may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions.  These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.

      Businesses the Company may acquire in the future may not perform as expected.  The Company may be adversely affected if businesses that the Company acquires in the future do not perform as expected. An acquired business could perform below the Company's expectations for a number of reasons, including legislative or regulatory changes that affect the areas in which the acquired business specializes, the loss of customers and dealers, general economic factors that directly affect the acquired business and the cultural incompatibility of its management team or business with the Company. Any or all of these reasons could adversely affect the Company's financial position and results of operations. In addition, the Company could face many challenges to integrating an acquired business, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. The Company cannot assure you that the Company will be able to meet these challenges in the future to the extent the Company acquires other businesses.

       The mowing and growth maintenance industry is seasonal and affected by the weather, and seasonal fluctuations may cause the Company's results of operations and working capital to fluctuate from quarter to quarter.  In general, major customers tend to purchase the Company's equipment during the first and second calendar quarters.  Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns as do replacement parts in general.  Agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Weather conditions and general economic conditions, however, may affect the timing of purchases.  In order to achieve efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand.  The Company utilizes a rolling twelve-month sales forecast provided by the Company's marketing divisions and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing divisions attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods.

      If the Company does not retain key personnel and attract and retain other highly skilled employees, the Company's business will suffer.  The Company's continued success will depend, among other things, on the efforts and skills of its executive officers, including the Company's chief executive officer and president, and the Company's ability to attract and retain additional highly qualified managerial, technical, manufacturing and sales and marketing personnel.  We do not maintain "key man" life insurance for any of the Company's employees, and all of the Company's senior management are employed at will.  The Company cannot assure you that the Company will be able to attract and hire suitable replacements for any of the Company's key employees. The Company believes the loss of a key executive officer or other key employee could have a material adverse effect on the Company's business operations.

      The Company is subject on an ongoing basis to the risk of litigation arising in the ordinary course of business.  Like other manufacturers, the Company is subject to various claims, including product liability claims, arising in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business.  The Company may be exposed to product liability claims in the event that the use of the Company's products results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure you that the Company will not experience any material product liability losses in the future or that the Company will not incur significant costs to defend such claims. While the Company currently has product liability insurance, the Company cannot assure you that the Company's product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to the Company. A successful claim brought against the Company in excess of available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on the Company's business.

      The Company is subject to environmental, health and safety and employment laws and regulations and related compliance expenditures and liabilities.  Like other manufacturers, the Company is also subject to a broad range of federal, state, local and foreign laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations, workplace safety and equal employment opportunities.  The Company's policy is to comply with all applicable environmental, health and safety and other laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that its Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and the Company has an environmental reserve of $194,000 as of December 31, 2005. The Company has incurred and will continue to incur capital and other expenditures to comply with the laws and regulations applicable to its operations.  In particular, if the Company fails to comply with any environmental regulations, then the Company could be subject to future liabilities, fines or penalties or the suspension of production at the Company's manufacturing facilities. If unexpected obligations at these or other sites or more stringent environmental laws are imposed in the future, the Company's future profitability may be adversely affected.

      Fluctuations in currency exchange rates may adversely affect the Company's financial results.  The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of its products in international markets.  While the Company does hedge against the earnings effects of such fluctuations to an extent (primarily in the U.K. market), no assurance can be given as to the future valuation of foreign currencies or how further movements could affect future earnings or the financial position of the Company.

      Certain shareholders own a significant amount of the Company's common stock.  Third Avenue Management LLC and Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation, beneficially own approximately 32.1% and 29.0% respectively, of the outstanding common stock of the Company.  As a result, either of them alone will be able to significantly influence the direction of the Company, the election of the Board of Directors of the Company and the outcome of any other matter requiring shareholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and together with others, to prevent or cause a change in control of the Company.

Item 1B.  Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2.  Properties

      At December 31, 2005, the Company utilized seven principal manufacturing plants located in the United States, six in Europe, one in Canada, and one in Australia.  The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Gibson City, Illinois	235,000	Owned	Mechanical Mowers for Rhino and M&W, Hay Balers and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	After-market Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom Mounted Hedge and Grass Cutters for Rousseau.
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Holton, Kansas	150,000	Owned	Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEM, SMC and Rhino
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadores, France	12,000	Owned	Manufactures Replacement Parts for Blades, Knives and Shackles by Forges Gorce
Warehouses & Sales Offices	58,000 2,000	Owned Leased	Service Parts Distribution and Sales Office
Total	1,864,000

      Approximately 89% of the manufacturing, warehouse and office space is owned.  During the second quarter of 2005, the Company purchased the land and building at its Huntsville, Alabama facility which was previously leased.  During the fourth quarter of 2005 the Company announced its plan to close the Holton, Kansas facility during 2006 and consolidate the operations into its Gibson City facility.  Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

      The Company's Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and the Company has an environmental reserve of $194,000 as of December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 28, 2006, there were 9,750,409 shares of common stock outstanding, held by approximately 130 holders of record, but the total number of beneficial owners of the Company's common stock exceeds this number.  On February 28, 2006, the closing price of the common stock on the New York Stock Exchange was $23.86 per share.

      The following table sets forth, for the period, indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2005				2004
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2005	$28.60	$22.62	$.06	March 31, 2004	$18.70	$15.28	$.06
June 30, 2005	25.30	18.05	.06	June 30, 2004	17.68	14.40	.06
September 30, 2005	20.64	18.00	.06	September 30, 2004	18.93	15.72	.06
December 31, 2005	23.24	18.75	.06	December 31, 2004	27.49	17.87	.06

      On January 4, 2006, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 2, 2006, to holders of record as of January 18, 2006. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company did not repurchase any of its common stock during 2005.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Operations:
Net sales	$368,110	$342,171	$279,078	$259,435	$246,047
Income before income taxes	16,739	20,582	12,972	9,774	16,606
Net income	11,291	13,396	8,038	6,382	10,812
Percent of sales	3.1%	3.9%	2.9%	2.5%	4.4%
Earnings per share
Basic	1.16	1.38	0.83	0.66	1.11
Diluted	1.14	1.36	0.82	0.65	1.11
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	9,746	9,731	9,721	9,713	9,706
Diluted	9,908	9,864	9,789	9,789	9,787
Financial Position:
Total assets	$246,216	$231,730	$193,523	$189,376	$185,921
Short-term debt and current maturities	2,997	2,961	1,615	2,583	3,013
Long-term debt, excluding current maturities	30,912	18,428	14,379	27,833	36,315
Stockholders' equity	$163,476	$160,832	$144,067	$130,478	$121,813

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7.  Management's Discussion and Analysis of Financial Condition And Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales data in thousands:	2005	2004	2003

North American
Agricultural	$ 125,880	$ 129,254	$ 108,075
Industrial	128,057	116,305	104,801
European	114,173	96,612	66,202
Total net sales	$ 368,110	$ 342,171	$ 279,078

Cost and profit margins, as percentages of net sales:

Cost of sales	78.6%	78.0%	78.6%
Gross margin	21.4%	22.0%	21.4%
Selling, general and administrative expenses	16.3%	15.3%	16.4%
Restructuring Cost	.1%	-	-
Income from operations	5.0%	6.6%	5.0%
Income before income taxes	4.6%	6.0%	4.7%
Net income	3.1%	3.9%	2.9%

Recent Developments

      On February 3, 2006, the Company announced that it had purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $39.4 million, subject to adjustments, according to the terms of the Asset Purchase Agreement.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  Gradall's annual sales were approximately $76.0 million for its fiscal year ending July 31, 2005 and it is located in New Philadelphia, Ohio.  The assets include a 430,000 square foot facility, machinery, tooling and intellectual property including the Gradall® name.  The Company also added 405 employees of which 275 are represented by the International Association of Machinists & Aerospace Workers union.

Results of Operations

Fiscal 2005 compared to Fiscal 2004

      The Company's net sales in the fiscal year ended December 31, 2005 ("2005") were $368,110,000, an increase of $25,939,000 or 7.6% compared to $342,171,000 for the fiscal year ended December 31, 2004 ("2004").  The increase in sales was from improved market conditions in the Company's Industrial division and the acquisitions of Spearhead Machinery Limited ("Spearhead") in February of 2005 and Rousseau Holdings, S.A. ("Rousseau") in March of 2004.

North American Agricultural sales (Net) were $125,880,000 in 2005 compared to $129,254,000 in 2004, representing a decrease of $3,374,000 or 2.6%. The decrease was a result of weaker out of season selling programs in the fourth quarter which was mainly due to softer conditions in the overall market for agricultural equipment.  Higher energy costs have negatively affected farmers' spending.

North American Industrial sales (Net) were $128,057,000 in 2005 compared to $116,305,000 in 2004, an $11,752,000 or 10.1% increase. The increase came from higher sales in mowing equipment along with an increase in tractor sales during the year.  Industrial markets improved during the year with a significant rise in governmental income but increases in Medicaid, fuel costs and disaster recovery absorbed a large portion of their budgets.  Sales of Schwarze sweepers were higher during the year due to increased market activity in both dealer and direct sales.

European sales (Net) increased $17,561,000 or 18.2% to $114,173,000 in 2005 compared to $96,612,000 in 2004.  The increase was a result of the acquisitions of Spearhead in February of 2005 and Rousseau in March of 2004.  Also, new product introductions, aggressive marketing initiatives, cross selling related products through existing distribution and internal sales growth from new product introductions.  During the third quarter of 2005, this division began to experience weaker market conditions from changing governmental regulations concerning farm programs in the U.K. and the European Union including delayed subsidy payments to farmers in the U.K.

      Gross Margins for 2005 were $78,757,000 (21.4% of net sales) compared to $75,176,000 (22.0% of net sales) in 2004.  Margins increased mainly from higher sales levels in the Industrial and European divisions.  This increase was partially offset by an adjustment in the third quarter of 2005 of approximately $700,000, concerning a control exception relating to a system software problem noted in one of our North American agricultural facilities.  The Company was affected by increases in steel prices early on in the year and fuel prices throughout the year, which had a negative impact against margin percentages.  Also affecting the margin percent was higher tractor sales which carry a lower margin.

      Selling, general and administrative expenses ("SG&A") were $59,868,000 (16.3% of net sales) in 2005 compared to $52,478,000 (15.3% of net sales) in 2004.  The increase of $7,390,000 over 2004 was due to the addition of Rousseau and Spearhead, which accounted for $1,551,000 of the increase.  Also affecting the increase were additional marketing expenses in the amount of $1,227,000 relating to commissions earned on higher sales levels, $524,000 for hiring of additional sales managers and salesmen, $679,000 in increased travel, trade show and advertising expenses.  The Company also expensed additional costs relating to the closure of the Holton facility in the amount of $951,000, legal fees relating to patents and trademarks of $300,000, and engineering expenses for an additional professional and 3 additional support staff totaling $208,000.

      The Company incurred $489,000 in restructuring charges relating to the plant closure at its Holton, Kansas facility, which was announced on December 5, 2005.  This facility that produces agricultural equipment will relocate its operations to the Company's Gibson City, Illinois plant, which will be expanded to accommodate the increase in manufacturing.  Please see footnote 2 for details of the restructuring charge.

      Interest expense for 2005 was $3,041,000 compared to $2,049,000 in 2004, a $992,000 or a 48.4% increase.  The increase was due to higher interest rates in 2005 along with increased borrowings to support higher levels of working capital.

      Other Income (expense), net in 2005 was $555,000 of income during 2005 versus expense of $791,000 in 2004.  The income during 2005 was from exchange rate gains of $264,000 and a $291,000 gain from the settlement of a bad debt lawsuit.  The expense in 2004 includes a loss of $435,000 on the sale of Dabekausen, the Company's distribution operations in the Netherlands, a write-down of $150,000 in the Company's investment in a small business investment company, and an exchange rate loss of $227,000 related to foreign currency contracts on accounts receivable transactions in the Company's European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $519,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for the paint system components, which were capitalized.  The Company also wrote off $600,000 in 2004 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility, which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment led to this reduction in its carrying cost.  During the second quarter of 2004, the Company sold surplus land adjacent to its Texas facility and recorded a $101,000 gain.

      Provision for Income Taxes was $5,448,000 (32.6% of income before income taxes) for 2005 compared to $7,186,000 (34.9% of income before income taxes) in 2004.  The decrease in the percentage was mainly due to the impact of the deduction attributable to the manufacturing of products in the U.S., which came into effect during 2005 as the result of the American Jobs Creation Act of 2004 and the receipt of research and development credits from Schulte, our Canadian operation.

      Net Income for 2005 was $11,291,000 compared to $13,396,000 in 2004 due to the factors described above.

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

      Interest expense for 2004 was $2,049,000 compared to $1,968,000 in 2003, an $81,000 or a 4.1% increase.  The increase reflected higher interest rates in 2004 compared to 2003.

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

      Provision for Income Taxes was $7,186,000 (34.9% of income before income taxes) for 2004 compared to $4,934,000 (38.0% of income before income taxes) in 2003.  The decrease in the percentage was mainly due to the receipt of research and development credits from Schulte, our Canadian operation.

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

        As of December 31, 2005, the Company had working capital of $125,151,000, which represents an increase of $11,968,000 from working capital of $113,183,000 as of December 31, 2004.  The increase was mainly due to higher inventory levels at Schwarze from chassis purchases and, to a lesser extent, the acquisition of Spearhead.

      Capital expenditures were $8,705,000 for 2005, compared to $6,067,000 for 2004.  Capital expenditures for 2006 are expected to be above those of 2005 mainly due to the previously announced expansion, reorganization and upgrade of our Gibson City facility in the estimated amount of $3,700,000 and also capital improvements at our newly acquired Gradall facility which is expected to be approximately $1,500,000.  During the second quarter of 2005 the Company purchased the Schwarze manufacturing facility and land in Huntsville, Alabama which had been leased on a long term basis.  The purchase price was $3,506,000. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2004 or in 2005.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      Net cash provided by operating activities was $7,597,000 for 2005, compared to $14,046,000 for 2004. The decrease of cash from operating activities resulted primarily from higher inventory levels at Schwarze from chassis purchases and, to a lesser extent, the acquisition of Spearhead.

      Net cash provided by financing activities was $11,168,000 for 2005, compared to net cash used of $5,268,000 for 2004.  The difference was mainly from increased borrowing under the Company's revolving line of credit during 2005.

        On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank., and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  As of December 31, 2005, there was $27,000,000 borrowed under the revolving credit facility.  At December 31, 2005, $2,342,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  On February 3, 2006,  the Company amended and restated the credit agreement to increase the Company's existing credit facility from $70 million to $125 million.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company has the ability to request an increase in commitments by $25 million.  In addition, the existing credit facility was modified in other respects, including reducing the asset coverage ratio and lowering the interest margins.  As of February 28, 2006 the Company had borrowed $80,500,000 under its credit facility and had $44,500,000 available for future borrowings.

      There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2005 there were no British pounds borrowed against the European line of credit, 1,250,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

        Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity.  The Company is exposed to the risk that the price of steel and fuel may increase and the Company may not be able to increase the price of its products correspondingly.  If this occurs, the Company's results of operations would be adversely impacted.

New Accounting Standards and Disclosures

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      On April 14, 2005, the SEC issued a press release announcing that it would provide for phase-in implementation for Statement 123(R).  The SEC required that registrants that are not small business issuers adopt Statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $12,000 in 2005, and $8,000 in both 2004 and 2003.

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

Contractual and Other Obligations

      The following table shows the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2005:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$29,466	$2,332	$127	$27,007	$-
Capital Lease Obligations	4,443	665	1,418	1,623	737
Interest Obligations	2,745	429	441	1,848	27
Operating Lease Obligations	1,661	881	636	127	17
Purchase Obligations	74,427	74,427	-	-	-
Total	$112,742	$78,734	$2,622	$36,605	$781

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

(C)   Interest Obligation represents interest due on long-term debt and capital lease obligation.

(D)   Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(E)   Purchase Obligations represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company's balance sheet.

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time.  We expect to make a cash contribution to our pension plans in 2006.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP").  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The Company evaluates all aged receivables that are over 60 days past their original due dates and makes specific reserves on a 90-day and over basis.  The Company has a secured interest in most of its wholegoods each customer purchases.  This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess the customer's inventory.  This also allows the Company to maintain a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $2,064,000 at December 31, 2005 and $1,832,000 at December 31, 2004.

Sales Discounts

      At December 31, 2005 the Company had $7,533,000 in reserves for sales discounts compared to $6,786,000 at December 31, 2004 on products shipped to its customers under various promotional programs.  The increase was due primarily to higher discount accruals on the Company's Alamo, Rhino and M&W products sold during the pre-season program, which ran from August to December of 2005.  The Company reviews the reserve quarterly based on an analysis made on program sales outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customers under each program.  Historically, customers who are qualified to take program discounts will do so 85% to 95% of the time.

Inventories - Obsolete and Slow Moving

      The Company had a reserve of $5,472,000 at December 31, 2005 and $4,947,000 at December 31, 2004 to cover obsolete and slow moving inventory.  The increase was mainly due to exchange rate fluctuations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) Inventory with a quantity on hand and no usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on current and historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days for parts.

      Warranty reserve, as a percent of sales, is calculated by looking at the current twelve month's expenses and prorating that amount based on twelve month's sales with a ninety-day to six-month lag period.  The Company's historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The warranty reserve balance was $2,833,000 at December 31, 2005 and $3,008,000 at December 31, 2004.  The decrease was related to lower warranty claims experienced in all three divisions.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency cash receipts over a period of six months.  As of December 31, 2005, the Company had $1,373,000 outstanding in forward exchange contracts related to accounts receivable; additionally, there was an exchange contract of $6,982,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $1,579,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2005, the foreign currency hedge agreements were in an unfavorable position by approximately $12,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2005, was a loss of $8,000 in accumulated other comprehensive income with a deferred income tax of $4,000.  At December 31, 2005, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a liability of $5,000.  Accumulated other comprehensive income was adjusted to an accumulated loss of $3,000 and the deferred income tax was adjusted to a $2,000 tax asset.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $12,000 of existing losses in accumulated other comprehensive income, net of taxes, during the year ended December 31, 2005.

Exposure to Exchange Rates

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of its products in international markets.  Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations.  At December 31, 2005, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,634,000 for the year ended December 31, 2005.  Comparatively, at December 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,410,000 for the year ended December 31, 2004.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2005 was a loss of $6,468,000.  On December 31, 2005, the British pound closed at .5812 relative to the U.S. dollar, and the Euro closed at .8446 relative to the U.S. dollar.  By comparison, on December 31, 2004, the British pound closed at .5212 relative to the U.S. dollar, and Euro closed at .7371 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2005 average interest rate under these borrowings, the Company's 2005 interest expense would have changed by approximately $540,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 37 through 57 of this Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      As of the end of the period covered by this report, Alamo Group Inc.'s management, under the supervision and with the participation of the Chief Executive Officer and Vice President and Controller, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President and Controller, concluded that the disclosure controls and procedures are effective except that we noted the following:

      During the first quarter of 2005 the Company's management identified significant control deficiencies at Rousseau Holdings, S.A. ("Rousseau") an operating unit in France that was acquired in 2004.  Computer program modification controls as well as certain access controls as implemented at Rousseau were not considered adequate to prevent or detect unauthorized changes or access to computing resources.  These control deficiencies pertained to Rousseau only, did not affect other operating units of the Alamo Group, and have been resolved as of December 31, 2005.

      During the third quarter of 2005, the Company discovered errors totaling approximately $700,000 in sales and accounts receivable resulting from an issue with the subledger system at a subsidiary in Iowa, where the subledger was not posting information correctly to the general ledger.   This control deficiency pertained only to the subsidiary in Iowa.  The general ledger has been corrected and additional controls have been implemented to resolve this matter as of December 31, 2005.

      With the exception of the matters discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.  See the Report of Management on Internal Control Over Financial Reporting on page 35.

      The Company's independent and public accounting firm has audited and issued their report on management's assessment of Alamo Group Inc.'s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Alamo Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alamo Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spearhead Machinery Limited (Spearhead), which is included in the 2005 consolidated financial statements of Alamo Group Inc. and constituted $6.4 million and $5.8 million of total and net assets, respectively, as of December 31, 2005 and $10.0 million and $0.5 million of sales and net income, respectively, for the year then ended. Spearhead was acquired by Alamo Group Inc. during 2005. Our audit of internal control over financial reporting of Alamo Group Inc. also did not include an evaluation of the internal control over financial reporting of Spearhead.

In our opinion, management's assessment that Alamo Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Alamo Group Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

                                                                        Ernst & Young LLP

San Antonio, Texas
March 13, 2006

Item 9B. Other Information

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."  See also the information under the caption "Executive Officers of the Company" in Part I of this Report.

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

      Because Alamo Group's common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Alamo Group of the corporate governance listing standards of the exchange.  Our chief executive officer made his annual certification to that effect to the NYSE on May 11, 2005.  In addition, Alamo Group has filed, as exhibits to this Annual Report on Form 10-K, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Alamo Group's public disclosure.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

Information on Alamo Group Inc.'s Equity Compensation Plans

The following table provides information on the shares that are available under the Company's stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

The numbers in the table are as of December 31, 2005, the last day of Alamo Group Inc.'s 2005 fiscal year.

Equity Compensation Plan Category	(A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1)	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of Securities that remain available for issuance under equity compensation plans (excluding securities reflected in column(A))

Plans approved by stockholders

First Amended and Restated 1994 Incentive Stock Option Plan	131,750	$12.03	-

First Amended and Restated 1999 Non-Qualified Stock Option Plan	308,500	$10.71	90,000

2005 Incentive Stock Option Plan	57,000	$19.79	443,000

Total	497,250		533,000

Item 13.  Certain Relationships and Related Transactions

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2005.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balances at December 31, 2005 and 2004 were $505,000 and $546,000, respectively, and are included in the Accrued Liabilities section of the Company's balance sheets.

Item 14.  Principal Accountant Fees and Services

            Information regarding principal accountant fees and services is set forth under the caption "Proposal 2. - Appointment of Auditors" in the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders and such information is information is incorporated by reference herein.

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

Exhibits

      Exhibits - The following exhibits are incorporated by reference to the filing indicated or are included following the index to Exhibits.

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	-	Asset Purchase Agreement, dated February 3, 2006, between the Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
3.1	-	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	-	By-Laws of Alamo Group Inc.	Filed as Exhibit 3.2 to Form 10-K, March 29, 1996
10.1	-	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	-	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	-	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	-	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	-	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	-	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	-	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
10.8	-	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.9	-	Supply Agreement, dated February 3, 2006, between Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 10.1 to Form 8-K, February 8, 2006
10.10	-	Transition Services Agreement, dated February 3, 2006, between Alamo Group Inc. and JLG Industries Inc.	Filed as exhibit 10.2 to Form 8-K, February 8, 2006
21.1	-	Subsidiaries of the Registrant	Filed Herewith
23.1	-	Consent of Ernst & Young LLP	Filed Herewith
31.1	-	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	-	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	-	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	-	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date: March 16, 2006	By: /s/ RONALD A. ROBINSON Ronald A. Robinson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 16th day of March, 2006.

Signature	Title

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board and Director

/s RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer, Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President and Controller (Principal Accounting Officer)

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID H. MORRIS David H. Morris	Director

/s/ JAMES B. SKAGGS James B. Skaggs	Director

/s/ WILLIAM R. THOMAS William R. Thomas	Director

ALAMO GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on Internal Control over Financial Reporting	35

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	36

Consolidated Financial Statements

Consolidated Balance Sheets
December 31, 2005 and 2004	37

Consolidated Statements of Income
Years ended December 31, 2005, 2004 and 2003	38

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2005, 2004 and 2003	39

Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003	40

Notes to Consolidated Financial Statements	41

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

            The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spearhead Machinery Limited ("Spearhead"), which is included in the 2005 consolidated financial statements of Alamo Group Inc. and constituted $6.4 million and $5.8 million of total and net assets, respectively, as of December 31, 2005 and $10.0 million and $0.5 million of sales and net income, respectively, for the year then ended. Spearhead was acquired by Alamo Group Inc. during 2005.  Based on this assessment, the Company's management concludes that, as of December 31, 2005, the Company's internal controls, over financial reporting were effective based on the framework in Internal Control - Integrated Framework.

            Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

Date: March 16, 2006	/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Richard J. Wehrle
Vice President, Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alamo Group Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

                                                                                                Ernst & Young LLP

San Antonio, Texas
March 13, 2006

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,073	$2,580
Accounts receivable, net	85,368	82,337
Inventories	77,013	72,757
Deferred income taxes	2,296	2,094
Prepaid expenses	2,331	2,467
Total current assets	174,081	162,235

Property, plant and equipment	95,318	94,489
Less: Accumulated depreciation	(52,790)	(51,435)
	42,528	43,054

Goodwill	26,416	23,067
Assets held for sale	721	448
Other assets	2,470	2,926

Total assets	$246,216	$231,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,518	$26,773
Income taxes payable	807	1,204
Accrued liabilities	18,608	18,114
Current maturities of long-term debt	2,997	2,961
Total current liabilities	48,930	49,052

Long-term debt, net of current maturities	30,912	18,428
Deferred income taxes	2,898	3,418
Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,792,759 and 9,780,659 issued at December 31, 2005 and December 31, 2004, respectively	979	978
Additional paid-in capital	51,736	51,577
Treasury stock, at cost; 42,600 shares at December 31, 2005 and December 31, 2004.	(426)	(426)
Retained earnings	104,261	95,309
Accumulated other comprehensive income	6,926	13,394
Total stockholders' equity	163,476	160,832

Total liabilities and stockholders' equity	$246,216	$231,730

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net sales:
North American
Agricultural	$125,880	$129,254	$108,075
Industrial	128,057	116,305	104,801
European	114,173	96,612	66,202
Total net sales	368,110	342,171	279,078

Cost of sales	289,353	266,995	219,316
Gross profit	78,757	75,176	59,762

Selling, general and administrative expenses	59,868	52,478	45,775
Restructuring Costs	489	-
Income from operations	18,400	22,698	13,987

Interest expense	(3,041)	(2,049)	(1,968)
Interest income	825	724	478
Other income (expense), net	555	(791)	475
Income before income taxes	16,739	20,582	12,972

Provision for income taxes	5,448	7,186	4,934
Net income	$11,291	$13,396	$8,038

Net income per common share:
Basic	$1.16	$1.38	$.83
Diluted	$1.14	$1.36	$.82
Average common shares:
Basic	9,746	9,731	9,721
Diluted	9,908	9,864	9,789

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders'
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2002	9,717	$976	$51,345	$(426)	$78,544	$39	$130,478

Net income	-	-	-	-	8,038	-	8,038
Net derivative gain, net of taxes $46	-	-	-	-	-	82	-
Reclassification adjustment for gain included in net income, net of taxes $20	-	-	-	-	-	(37)	-
						45
Translation adjustment	-	-	-	-	-	7,744	7,789
Total comprehensive income		-	-	-	-	-	15,827
Exercise of stock options	10	1	94	-	-	-	95
Dividends paid ($.24 per share)	-	-	-	-	(2,333)	-	(2,333)
Balance at December 31, 2003	9,727	$977	$51,439	$(426)	$84,249	$7,828	$144,067

Net income	-	-	-	-	13,396	-	13,396
Net derivative loss, net of taxes $8	-	-	-	-	-	(12)	-
Reclassification adjustment for gain included in net income, net of taxes $46	-	-	-	-	-	(82)	-
						(94)
Translation adjustment	-	-	-	-	-	5,660	5,566
Total comprehensive income		-	-	-	-	-	18,962
Exercise of stock options	11	1	138	-	-	-	139
Dividends paid ($.24 per share)	-	-	-	-	(2,336)	-	(2,336)
Balance at December 31, 2004	9,738	$978	$51,577	$(426)	$95,309	$13,394	$160,832

Net income	-	-	-	-	11,291	-	11,291
Net derivative loss, net of taxes $2	-	-	-	-	-	(5)	-
Reclassification adjustment for gain included in net income, net of taxes $8	-	-	-	-	-	12	-
						7
Translation adjustment	-	-	-	-	-	(6,475)	(6,468)
Total comprehensive income		-	-	-	-	-	4,823
Exercise of stock options	12	1	159	-	-	-	160
Dividends paid ($.24 per share)	-	-	-	-	(2,339)	-	(2,339)
Balance at December 31, 2005	9,750	$979	$51,736	$(426)	$104,261	$6,926	$163,476

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2005	2004	2003
Operating Activities
Net income	$11,291	$13,396	$8,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	874	665	303
Depreciation	6,241	6,012	5,642
Amortization	215	285	248
Provision for deferred income tax (benefit), expense	(581)	1,846	536
Realized (gain) loss on sale of company	-	435	-
Gain on sale of equipment	(144)	(120)	(528)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,651)	(14,764)	(2,400)
Inventories	(5,316)	(2,522)	2,988
Prepaid expenses and other	(670)	4,435	666
Trade accounts payable and accrued liabilities	1,604	5,053	1,238
Income taxes payable	(266)	(675)	1,497
Net cash provided by operating activities	7,597	14,046	18,228

Investing Activities
Acquisitions, net of cash acquired	(5,668)	(3,910)	-
Purchase of property, plant and equipment	(8,705)	(6,067)	(4,966)
Proceeds from sale of property, plant and equipment	246	214	876
Proceeds from sale of company	-	625	-
Net cash used by investing activities	(14,127)	(9,138)	(4,090)

Financing Activities
Net change in bank revolving credit facility	14,000	(1,000)	(13,000)
Principal payments on long-term debt and capital leases	(652)	(2,832)	(1,428)
Proceeds from issuance of long term debt	-	761	-
Dividends paid	(2,339)	(2,336)	(2,333)
Proceeds from sale of common stock	159	139	95
Net cash provided (used) by financing activities	11,168	(5,268)	(16,666)

Effect of exchange rate changes on cash	(145)	(341)	226
Net change in cash and cash equivalents	4,493	(701)	(2,302)
Cash and cash equivalents at beginning of the year	2,580	3,281	5,583
Cash and cash equivalents at end of the year	$7,073	$2,580	$3,281

Cash paid during the year for:
Interest	$2,670	$1,904	$2,199
Income taxes	6,600	6,669	3,107

See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture.  The Company's products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, agricultural implements and related after-market parts and services.

      The Company manages its business in three principal reporting segments: Agricultural, Industrial and European, which are included in Footnotes 13 and 14.

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the "Company" or "Alamo Group"), all of which are wholly owned.  Other investments are accounted for under the cost method.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Foreign Currency

      The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year.  Revenues and expenses are translated at average rates in effect during the reporting period.  Translation adjustments are included in accumulated comprehensive income within the statement of stockholders' equity.

      The Company enters into foreign currency forward contracts to hedge its exposure to material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2005, the Company had $1,373,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $6,982,000 relating to a short-term inter-company cash transfer maturing in January 2006.  The maximum exposure of the December 31, 2005 contracts that the Company expects to incur during the first quarter of 2006 is approximately a $5,000 loss.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2005, 2004 and 2003, such transactions netted a loss of $234,000, a gain of $227,000, and a gain of $370,000, respectively.

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

Property, Plant and Equipment

      Property, plant, and equipment are stated on the basis of cost.  Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed to the current period.  Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets" (FAS 142).  Goodwill is related to purchase acquisitions and prior to the adoption of FAS 142 with minor exceptions, was being amortized over fifteen years from the respective acquisition dates.  Upon adoption of FAS 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Any impairment loss recognized from FAS 142 is recorded as a charge to current period earnings.

      On January 1, 2002, the Company adopted statement FAS 142 and established its annual review for impairment as of December 31.  Based on the analysis completed, at December 31, 2005, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2005 the net book value of goodwill was $26,416,000 and at December 31, 2004 the net book value was $23,067,000.  The increase was mainly due to goodwill from an acquisition in 2005 of $3,796,000 from Spearhead and changes in currency exchange rates.

Long-Term Investments

      At December 31, 2005, the Company had $1,158,000 invested in a Small Business Investment Company which is recorded in Other assets.  The Small Business Investment Company sold one of its investments during 2004.  In addition, the Company received a dividend payment in 2004.  The total amount was $491,000 and was treated as a return of capital.  Also, the Company wrote down the asset by $150,000 in the first quarter of 2004.  Due to inherent risk factors in such investments, the ultimate realization of these amounts is not determinable at this date.

Patents and Trademarks

      The Company owns various U.S. and international patents which had a net book value of $689,000 as of December 31, 2005 and $792,000 as of December 31, 2004.  It expensed approximately $103,000 in 2005, $95,000 in 2004, and $62,000 in 2003 as amortization against these patents.  While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.

Related Party Transactions

      There were no reportable relationships or related transactions in the fiscal year ended December 31, 2005.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2005 and 2004 was $505,000 and $546,000 and is included in the Accrued liabilities section of the Company's balance sheet.

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

Accounting for Internal Use Software

      The Company has purchased and capitalized software costing approximately $1,370,000 net of depreciation at December 31, 2005 and approximately $1,691,000 net of depreciation at December 31, 2004.  Software depreciation expense was $493,000 and $366,000 in 2005 and 2004 respectively.  The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of seven years.

Shipping and Handling Costs

      In September 2000, the Emerging Issues Task Force issued EITF 00-10, which requires disclosure of shipping and handling costs that are not included in costs of goods sold.  The Company's policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2005, 2004 and 2003 was approximately $3,564,000, $3,294,000 and $2,162,000, respectively.  Advertising and marketing expense is included in Selling, general and administrative expenses ("SG&A").

Research and Development

      Product development and engineering costs charged to SG&A amounted to $3,132,000, $3,075,000, and $2,953,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	December 31,
(In thousands, except per share amounts)	2005	2004	2003

Net income as reported	$11,291	$13,396	$8,038
Fair Value of
Compensation cost (net of tax)	(320)	(343)	(297)

Pro forma Net Income	$10,971	$13,053	$7,741
Earnings per share (basic)
As reported	$1.16	$1.38	$0.83
Fair Value of Compensation Cost	(0.03)	(0.04)	(0.03)

Pro forma earnings per share	$1.13	$1.34	$0.80
Earnings per share (diluted)
As reported	$1.14	$1.36	$0.82
Fair Value of Compensation Cost	(0.03)	(0.04)	(0.03)

Pro forma earnings per share	$1.11	$1.32	$0.79

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2005, 2004, and 2003:

	December 31,
	2005	2004	2003

Risk-free interest rate	3.7%	4.25%	4.0%
Dividend Yield	1.0-3.8%	1.0-3.8%	0.0-3.8%
Volatility Factors	24-68%	24-68%	24-68%
Weighted Average Expected Life	5.0 years	5.0 years	4.0 years

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1    A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2    A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,000 in 2005, 2004 and 2003.

2.  RESTRUCTURING COSTS

On December 5, 2005, the Company announced that as a part of its ongoing effort to reduce costs and improve efficiencies, it was closing its Holton, Kansas facility which produces agricultural equipment and relocating this production to its Gibson City, Illinois plant.  The closure is expected to be completed in the second quarter of 2006.

            The Company expensed $489,000 for restructuring costs in the fourth quarter of 2005.  This amount is comprised of severance and performance bonuses.

3.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(In thousands, except per share amounts)	2005	2004	2003

Net income	$11,291	$13,396	$8,038

Average common shares:
BASIC (weighted-average outstanding shares) ...	9,746	9,731	9,721

Dilutive potential common shares from stock options and warrants	162	133	68
DILUTED (weighted-average outstanding shares)	9,908	9,864	9,789

Basic earnings per share	$1.16	$1.38	$0.83

Diluted earnings per share	$1.14	$1.36	$0.82

      Stock options totaling 19,250 shares in 2005 and 14,012 shares in 2004 were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2005 and 2004, which made them antidilutive.

4.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2005
Allowance for doubtful accounts	$ 1,832	$ 755	$ (384)	$ (139)	$ 2,064
Reserve for sales discounts	6,786	21,945	422	(21,620)	7,533
Reserve for inventory obsolescence	4,947	477	1,374	(1,326)	5,472
2004
Allowance for doubtful accounts	$ 1,708	$ 582	$ 151	$ (609)	$ 1,832
Reserve for sales discounts	4,940	20,037	(167)	(18,024)	6,786
Reserve for inventory obsolescence	4,613	(130)	1,042	(578)	4,947
2003
Allowance for doubtful accounts	$ 1,733	$ 431	$ 118	$ (574)	$ 1,708
Reserve for sales discounts	5,414	16,279	(90)	(16,663)	4,940
Reserve for inventory obsolescence	4,454	68	475	(384)	4,613

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

      The allowance for doubtful accounts balance was $2,064,000 at December 31, 2005, and $1,832,000 at December 31, 2004.

Sales Discounts

      At December 31, 2005 the Company had $7,533,000 in reserves for sales discounts compared to $6,786,000 at December 31, 2004 on product shipped to our customers under various promotional programs.  The increase was due primarily from higher discount accruals on the Company's Alamo, Rhino and M&W products during the pre-season program, which ran from August to December of 2005.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program actually take the discount that is available.

Inventories - Obsolete and Slow Moving

      The Company had a reserve of $5,472,000 at December 31, 2005 and $4,947,000 at December 31, 2004 to cover obsolete and slow moving inventory.  The increase was mainly due to exchange rate fluctuations and, to a lesser extent, increases in such inventory at the Company's Holton and Gibson City facilities.  The obsolete and slow moving policy inventory states that the reserve is to be calculated as follows: 1) Inventory in stock and no usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

5.  INVENTORIES

      Inventories valued at LIFO cost represented 46% and 55% of total inventory for the years ended December 31, 2005 and 2004, respectively.  The excess of current costs over LIFO-valued inventories was $7,912,000 and $7,650,000 at December 31, 2005 and December 31, 2004, respectively.  The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2005, 2004 and 2003 was an increase to cost of sales of $262,000, $2,797,000 and $472,000, respectively.  Inventories consisted of the following on a cost basis net of reserves:

	December 31,
(in thousands)	2005	2004
Finished goods and parts	$63,611	$60,606
Work in process	6,577	5,403
Raw materials	6,825	6,748
	$77,013	$72,757

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2005	2004	Useful Lives
Land	$6,711	$6,913
Buildings and improvements	38,584	36,876	15-25 yrs.
Machinery and equipment	34,993	35,729	5 yrs.
Office furniture and equipment	8,322	8,324	5 yrs.
Computer Software	2,956	2,785	3-7 yrs.
Transportation equipment	3,752	3,862	3-5 yrs.
	95,318	94,489

Accumulated depreciation	(52,790)	(51,435)
	$42,528	$43,054

      Property, plant and equipment at December 31, 2005 and December 31, 2004, include $7,662,000 and $10,902,000, respectively, for buildings, machinery and equipment held under capitalized leases.  Accumulated depreciation relating to the capital leases at December 31, 2005 and 2004 were $856,000 and $1,542,000 respectively.  Amortization related to the capitalized lease is included in depreciation expense.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2005	2004
Salaries, wages and bonuses	$4,969	$6,108
Warranty	2,833	3,008
State taxes	3,736	3,540
Pensions, Retirement	1,449	1,651
Accrued interest	594	244
Restructuring Costs	489	-
Other	4,538	3,563
	$18,608	$18,114

8.  LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2005	2004
Bank revolving credit facility	$27,000	$13,000
Capital lease obligations	4,443	6,108
Other notes payable	2,466	2,281
Total long-term debt	33,909	21,389
Less current maturities	2,997	2,961
	$30,912	$18,428

        On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank., and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.  The Agreement in its entirety was filed as an Exhibit on Form 8-K filed on August 27, 2004.  As of December 31, 2005, there was $27,000,000 borrowed under the revolving credit facility.  At December 31, 2005, $2,342,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.  There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,000,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2005 there were no British pounds borrowed against the European line of credit, 1,250,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      Management believes that the revolving credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

      The aggregate maturities of long-term debt, as of December 31, 2005, are as follows: $2,997,000 in 2006; $738,000 in 2007; $807,000 in 2008; $27,791,000 in 2009; $839,000 in 2010 and $737,000 thereafter.

      The fair value of the Company's debt is based on secondary market indicators.  Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

9.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2005	2004	2003
Income before income taxes:
North American - U.S.	$5,331	$10,203	$4,961
International	11,408	10,379	8,011
	$16,739	$20,582	$12,972

      The provision for income taxes consists of:

	December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$2,090	$3,229	$1,412
Foreign	3,649	1,741	2,731
State	290	370	255
	6,029	5,340	4,398
Deferred:
Federal	(588)	476	486
Foreign	7	1,370	50
	(581)	1,846	536
Total income taxes	$5,448	$7,186	$4,934

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2005	2004	2003
Statutory U.S. federal tax at 34%	$5,691	$6,998	$4,410
Increase (reduction) from:
Non-U.S. taxes	(223)	(418)	57
U.S. State taxes	191	244	168
Other	(211)	362	299
Provision for income taxes	$5,448	$7,186	$4,934
Actual tax rate	33%	35%	38%

      At December 31, 2005, the Company had unremitted earnings of international subsidiaries of $52,076,000.  These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax.  Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practical to determine the amount of this liability.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad.  The Company has completed its evaluation of whether or not to repatriate earnings and has determined it is not beneficial to repatriate foreign earnings under the Act.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2005	2004
Current:
Deferred tax assets:
Inventory	$1,230	$1,461
Accounts receivable	1,689	1,806
Insurance	457	462
Other	1,595	1,324
	4,971	5,053

Deferred tax liabilities	$(2,675)	$(2,959)

Net current deferred tax asset	$2,296	$2,094
Non-Current:
Deferred tax assets:
Deferred compensation	192	208
Other	545	558
	737	766

Deferred tax liabilities:
Difference between book and tax basis	(3,635)	(4,184)

Net non-current tax (liability)	$(2,898)	$(3,418)

10.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  No shares were repurchased in 2004 or 2005.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2005, the Company declared and paid a dividend of $.06 per share.

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

      On August 31, 1999, the stockholders of the Company approved amending the 1994 Amended and Restated ISO Plan.  During the year ended December 31, 2004, options to purchase 23,000 shares had been granted.

      On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan.  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.  There are 131,750 shares outstanding under this option plan.  No further option grants can be made under this plan.

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options.  During the year ended December 31, 2005, options to purchase 57,000 shares had been granted under this plan.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2005		2004		2003
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year......	158,850	$ 12.19	146,850	$ 11.13	96,600	$ 10.66
Granted	57,000	19.79	23,000	17.85	72,000	12.10
Exercised	(11,100)	13.10	(11,000)	9.91	(9,750)	9.63
Cancelled	(16,000)	12.84	-	-	(12,000)	14.38
Options outstanding at end of year	188,750	14.37	158,850	12.19	146,850	11.13
Options exercisable at end of year	76,950	10.54	69,650	10.11	45,250	9.50
Options available for grant at end of year	443,000		73,200		96,200

*Weighted Averages

      Options outstanding and exercisable at December 31, 2005 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	103,400	5.52	$ 10.62	69,200	$ 9.88
$14.38 - $19.79	85,350	8.78	18.93	7,750	16.40
Total	188,750			76,950

*Weighted Averages

Non-qualified Options

      On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share.  Each option became vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  During 2004, 2003 and 2002, no shares were exercised, and the remaining 20,000 options expired unexercised on January 30, 2003.

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company's Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercise price of $8.9375 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  During 2005, 2004 and 2003, no shares were exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2002 and 2005, 500 shares and 1,000 shares were exercised.  No shares were exercised in 2003 or 2004.

      On May 12, 2003 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      On May 4, 2005 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2005		2004		2003
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year......	289,500	$ 10.04	289,500	$ 10.04	239,500	$ 9.56
Granted	20,000	19.79	-	-	70,000	12.10
Exercised	(1,000)	13.96	-	-	-	-
Cancelled	-	-	-	-	(20,000)	11.50
Options outstanding at end of year	308,500	10.66	289,500	10.04	289,500	10.04
Options exercisable at end of year	242,500	9.60	225,500	9.39	167,500	9.16
Options available for grant at end of year	90,000		110,000		110,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2005 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	270,000	4.51	$ 9.76	228,000	$ 9.33
$13.96 - $19.79	38,500	7.42	16.99	14,500	13.96
Total	308,500			242,500

*Weighted Averages

12.  RETIREMENT BENEFIT PLANS

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2005, 2004 and 2003 were $1,095,000, $887,000, and $814,000, respectively.  A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2004.  As of January 1, 2005 the employees were added to the existing 401(k) retirement and salary plan.  Prior to termination of the Plan the Company contributed $39,000 and $42,000 for the Plan years 2004 and 2003, respectively.

      Three of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit.  Contributions were $506,000 in 2005, $469,000 in 2004, and $408,000 in 2003.

13.  SEGMENT REPORTING

At December 31, 2005, the following audited financial information is segmented:

	December 31,
(in thousands)	2005	2004	2003
Net Revenue
Agricultural	$125,880	$129,254	$108,075
Industrial	128,057	116,305	104,801
European	114,173	96,612	66,202
Consolidated	$368,110	$342,171	$279,078

Income from Operations
Agricultural	$825	$4,512	$3,658
Industrial	8,636	9,163	4,428
European	8,939	9,023	5,901
Consolidated	$18,400	$22,698	$13,987

Goodwill
Agricultural	$5,226	$5,109	$4,638
Industrial	12,116	12,022	11,609
European	9,074	5,936	5,430
Consolidated	$26,416	$23,067	$21,677

Total Identifiable Assets
Agricultural	$87,377	$85,173	$82,891
Industrial	78,833	58,212	60,603
European	80,006	88,345	50,029
Consolidated	$246,216	$231,730	$193,523

14.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company's international operations:

	December 31,
(in thousands)	2005	2004	2003
Net sales	$138,383	$119,539	$86,725
Income from operations	11,440	11,442	7,942
Income before income taxes and allocated interest expense	11,501	10,421	8,159
Identifiable assets	$109,092	$107,871	$80,618

Following is other selected geographic financial information on the Company's operations:

	December 31,
(in thousands)	2005	2004	2003
Geographic net sales:
United States	$232,974	$227,240	$197,366
United Kingdom	37,329	30,699	24,884
France	63,982	56,612	34,882
Canada	9,800	7,709	7,174
Australia	6,742	8,187	8,026
Mexico	1,948	1,324	-
Other	15,335	10,400	6,746
Total net sales	$368,110	$342,171	$279,078
Geographic location of long-lived assets:
United States	$32,139	$30,179	$32,035
United Kingdom	15,178	12,398	11,779
France	14,562	17,250	6,427
Canada	9,052	8,652	7,780
Australia	61	104	188
Total long-lived assets	$70,992	$68,583	$58,209

      Net sales are attributed to countries based on the location of customers.

15. COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income.  The adoption of this Statement has no impact on the net income or stockholders' equity.  Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments and derivatives, which prior to adoption were reported in stockholders' equity, to be included, along with net income, in Comprehensive income.

      For 2005, 2004 and 2003 the Company's Comprehensive Income was $4,823,000, $18,962,000, and $15,827,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2005	2004	2003
Foreign currency translation adjustments	$6,931	$13,406	$7,746
Net derivative gain (loss), net of taxes	(5)	(12)	82
Total accumulated other comprehensive income	$6,926	$13,394	$7,828

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2005, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2006	$881	$954
2006	434	926
2007	202	926
2008	114	926
2009	13	925
Thereafter	17	763
Total minimum lease payments	$1,661	$5,420
Less amount representing interest		977
Present value of net minimum lease payments		4,443
Less current portion		664
Long-term portion		$3,779

      Rental expense for operating leases was $1,631,000 for 2005, $1,852,000 for 2004 and $1,687,000 for 2003.

      Purchase obligations of $74,427,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company's balance sheet.  New purchase obligations should be received and paid for during the current fiscal year.

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.  The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and will take appropriate measures to remediate the property if necessary.  The amount of potential liability has been estimated by an independent environmental engineering company to be between $100,000 and $250,000 and the Company has an environmental reserve of $194,000 as of December 31, 2005.

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

      The Company had an executive loan program pursuant to which the Company made loans to certain officers and employees of the Company to purchase stock of the Company.  The loans were subject to approval by the Compensation Committee of the Board of Directors.  All loans were secured by a pledge of the shares being purchased.  Each loan bore interest at prime and was payable annually.  The executive loan program has been terminated and beginning March 2001, each employee was required to make annual principal payments equal to 10% of the amount loaned to the employee.  All loans were paid in full by the end of 2004.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2005 and 2004 is presented below.  Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.

(In thousands, except per share amounts):

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$91,293	$98,380	$95,808	$82,629	$79,716	$89,816	$87,990	$84,649
Gross profit	18,886	21,885	21,586	16,400	17,263	21,096	20,114	16,703
Net income	2,572	4,210	4,384	125	2,304	4,832	4,198	2,062
Earnings per share
Diluted	$0.26	$0.43	$0.44	$0.01	$0.23	$0.49	$0.43	$0.21
Average shares
Diluted	9,933	9,904	9,892	9,904	9,854	9,841	9,856	9,903
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$28.60	$25.30	$20.64	$23.24	$18.70	$17.68	$18.93	$27.49
Low	$22.62	$18.05	$18.00	$18.75	$15.28	$14.40	$15.72	$17.87

18.  ACQUISITIONS AND INVESTMENTS

      On February 14, 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited ("Spearhead").  Spearhead manufacturers a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters.  The purchase price was $6.0 million which included goodwill of $4.2 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from February 14, 2005.

      On March 15, 2004, the Company through its wholly owned subsidiary, Alamo Group (EUR) Ltd. purchased the stock of Rousseau Holdings, S.A. (Rousseau), a leading French manufacturer of right-of-way mowing and other vegetation maintenance equipment, parts and service.  The purchase price was approximately $7,000,000 which included goodwill of about $219,000.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from March 15, 2004.

      The unaudited pro forma statement of income of the Company assuming the transactions were completed at January 1, 2003 is as follows:

(in thousands except per share amounts)	December 31,
	2005	2004	2003
Net Sales	$369,010	$356,619	$306,018
Net Income	11,335	14,210	9,135
Diluted Earnings per Share	$1.14	$1.44	$0.93

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

	Spearhead	Rousseau
(in thousands)	2005	2004
Current assets	$2,753	$4,302
Property, plant and equipment	305	9,290
Intangible assets	4,224	209
Total assets acquired	$7,282	$13,801

Current liabilities	1,395	5,847
Deferred income taxes	5	915
Total liabilities assumed	$1,400	$6,762
Net Assets Acquired	$5,882	$7,039

19. SUBSEQUENT EVENTS

      On February 3, 2006, the Company announced that it had purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $39.4 million, subject to adjustments, according to the terms of the Asset Purchase Agreement. This acquisition should enhance our industrial market coverage in that over one half of its sales are to governmental entities or related contractors. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  Gradall's annual sales were approximately $76.0 million for its fiscal year ending July 31, 2005 and it is located in New Philadelphia, Ohio.  The assets include a 430,000 square foot facility, machinery, tooling and intellectual property including the Gradall® name.  The Company also added 405 employees of which 275 are represented by the International Association of Machinists & Aerospace Workers union.

      The Company also announced on February 3, 2006 that it had entered into an Amended and Restated Revolving Credit Agreement between the Company and its lenders, Bank of America, N.A., JP Morgan Chase Bank and Guaranty Bank to expand its credit facility from $70.0 million to $125.0 million.  The Company has the ability to increase its commitment by $25.0 million.  In addition, the asset coverage ratio was reduced and interest margins reduced.  The final maturity remains the same at August 25, 2009.  As of February 28, 2006 the Company had borrowed $80.5 million under its credit facility and had $44.5 million available for future borrowings.