Form 10-Q
period 2006-03-31
ALAMO GROUP INC
filed 2006-05-10
CIK 897077

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES X NO ___

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER.  SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN EXCHANGE ACT RULE 12B-2. . LARGE ACCELERATED FILER [  ]    ACCELERATED FILER    [X]    NON-ACCELERATED FILER   [  ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

AT APRIL 28, 2006, 9,750,509 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6	Exhibits

SIGNATURES

Alamo Group Inc. and Subsidiaries
 Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,741	$7,073
Accounts receivable, net	119,965	85,368
Inventories	109,144	77,013
Deferred income taxes	2,296	2,296
Prepaid expenses	4,012	2,331
Total current assets	244,158	174,081

Property, plant and equipment	105,781	95,318
Less: Accumulated depreciation	(52,339)	(52,790)
	53,442	42,528

Goodwill	40,246	26,416
Assets held for sale	901	721
Other assets	2,590	2,470

Total assets	$341,337	$246,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$52,226	$26,518
Income taxes payable	785	807
Accrued liabilities	22,885	18,608
Current maturities of long-term debt	4,526	2,997
Total current liabilities	80,422	48,930

Long-term debt, net of current maturities	85,327	30,912
Deferred Pension Liability	4,755	-
Other long-term liabilities	2,283	-
Deferred income taxes	3,011	2,898

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,750,509 and 9,780,659 issued and outstanding at March 31, 2006 and December 31, 2005	979	979
Additional paid-in capital	51,853	51,736
Treasury stock, at cost; 42,600 shares at March 31, 2006 and December 31, 2005	(426)	(426)
Retained earnings	105,618	104,261
Accumulated other comprehensive income	7,515	6,926
Total stockholders' equity	165,539	163,476

Total liabilities and stockholders' equity	$341,337	$246,216

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005
Net sales:
North American
Agricultural	$29,112	$34,886
Industrial	47,056	28,711
European	28,217	27,696
Total net sales	104,385	91,293

Cost of sales	84,831	72,407
Gross profit	19,554	18,886

Selling, general and administrative expense	15,356	14,443
Income from operations	4,198	4,443

Interest expense	(1,414)	(594)
Interest income	183	225
Other income (expense), net	2	77
Income before income taxes	2,969	4,151

Provision for income taxes	1,027	1,578
Net Income	$1,942	$2,573

Net income per common share:
Basic	$0.20	$0.26
Diluted	$0.20	$0.26
Average common shares:
Basic	9,750	9,743
Diluted	9,925	9,933

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Operating Activities
Net income	$1,942	$2,573
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	154	138
Depreciation	1,957	1,570
Amortization	32	67
Provision for deferred income tax benefit	75	(75)
Gain on sale of property, plant & equipment	(47)	-
Changes in operating assets and liabilities:
Accounts receivable	(27,327)	(24,949)
Inventories	(10,792)	(8,176)
Prepaid expenses and other assets	1,440	(951)
Trade accounts payable and accrued liabilities	17,929	4,435
Income taxes payable	(39)	708
Other long-term liabilities	19	-
Net cash used by operating activities	(14,657)	(24,660)

Investing Activities
Acquisitions, net of cash acquired	(36,328)	(5,913)
Purchase of property, plant and equipment	(2,796)	(1,055)
Proceeds from sale of property, plant and equipment	90	16
Net cash used by investing activities	(39,034)	(6,952)

Financing Activities
Net change in bank revolving credit facility	54,500	37,000
Principal payments on long-term debt and capital leases	1,357	1,096
Dividends paid	(585)	(585)
Proceeds from sale of common stock	117	87
Net cash provided by financing activities	55,389	37,598

Effect of exchange rate changes on cash	(30)	(29)
Net change in cash and cash equivalents	1,668	5,957
Cash and cash equivalents at beginning of the period	7,073	2,580
Cash and cash equivalents at end of the period	$8,741	$8,537

Cash paid during the period for:
Interest	$1,126	$442
Income taxes	$821	$1,600

See accompanying notes.

Notes to Interim Condensed Consolidated Financial Statements

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $1,846,000 and $2,064,000 at March 31, 2006 and December 31, 2005, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 57% and 46% of total inventory at March 31, 2006 and December 31, 2005, respectively.  The excess of current costs over LIFO valued inventories were $7,912,000 at March 31, 2006 and December 31, 2005.  LIFO inventory increased $32,131,000 primarily due to the Gradall acquisition which was $25,683,000 of the total with the balance coming from seasonality.  Inventory obsolescence reserves were $6,951,000 at March 31, 2006 and $5,472,000 at December 31, 2005.  The main increase in obsolescence reserve was also from the acquisition of Gradall.  Net inventories consist of the following:

(in thousands)	March 31, 2006	December 31, 2005

Finished goods	$78,482	$63,611
Work in process	14,373	6,577
Raw materials	16,289	6,825
	$109,144	$77,013

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

4.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	March 31,
	2006	2005

Dividends declared	$0.06	$0.06
Dividends paid	$0.06	$0.06

5.  Stock-Based Compensation

The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than retirement, his or her employment or relationship with the Company or one of its affiliates.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company's common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("Statement 123(R)"), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options are estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Operations prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R), the Company's income before income taxes and net income for the three months ended March 31, 2006, was $112,000 and $73,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.21 and $.20, respectively, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company's stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	March 31,
(In thousands, except per share amounts)	2006	2005

Net income as reported	$1,942	$2,573
Fair Value of
Compensation cost (tax affected)	-	(64)

Pro forma Net Income	$1,942	$2,509
Earnings per share (basic)
As reported	$0.20	$0.26
Fair Value of Compensation Cost	-	(0.01)

Pro forma earnings per share	$0.20	$0.25
Earnings per share (diluted)
As reported	$0.20	$0.26
Fair Value of Compensation Cost	-	(0.01)

Pro forma earnings per share	$0.20	0.25

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2006 and 2005:

	March 31,
	2006	2005

Risk-free interest rate	6.0%	4.25%
Dividend Yield	1.0-3.8%	1.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	5.0%	4.0 years

6.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended
	March 31,
(In thousands, except per share)	2006	2005
Net Income	$1,942	$2,573

Average Common Shares:
BASIC (weighted-average outstanding shares) .	9,750	9,743

Dilutive potential common shares from stock options	175	190
DILUTED (weighted-average outstanding shares)	9,925	9,933

Basic earnings per share	$0.20	$0.26

Diluted earnings per share	$0.20	$0.26

7.  Segment Reporting

At March 31, 2006 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net Revenue
Agricultural	$29,112	$34,886
Industrial	47,056	28,711
European	28,217	27,696
Consolidated	$104,385	$91,293

Operating Income
Agricultural	$(638)	$1,411
Industrial	2,990	1,252
European	1,846	1,780
Consolidated	$4,198	$4,443

Total Identifiable Assets
Agricultural	$101,201	$111,478
Industrial	145,402	69,701
European	94,734	94,603
Consolidated	$341,337	$275,782

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

We adopted Statement 123(R) on January 1, 2006.  The Company chose the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The amount of operating cash flows recognized in prior periods for such excess tax deductions were $12,000 in 2005, and $8,000 in both 2004 and 2003.

In May 2005, the Financial Accounting Standards Board ("FASB'') issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB 20 Statement No. 3,'' which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006, and the adoption did not have a material impact on our consolidated results of operations or financial position.

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

9.  Comprehensive Income

     During the first quarter of 2006 and 2005, Comprehensive Income amounted to $2,531,000 and $1,078,000 respectively.

The component of Comprehensive Income, net of related tax is foreign currency translation and is as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Net Income	$1,942	$2,573
Foreign currency translations adjustment	589	(1,495)

Comprehensive Income	$2,531	$1,078

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,
(in thousands)	2006	2005

Foreign currency translation	$7,515	$11,899

Accumulated other comprehensive income	$7,515	$11,899

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

            The Company knows that the Indianola, Iowa property is contaminated with chromium which likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and expects to complete the remediation process by the end of July 2006.  The balance in the environmental liability reserve at March 31, 2006 was $209,000 and it is expected that most of the costs associated with the remediation will be covered by this reserve.

            The Company also established an environmental reserve in the amount of $1,939,000 related to Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the closing are in process and estimated to be $300,000.  The balance of $1,639,000 is mainly for potential ground water contamination/remediation that was identified before closing and believed to have been generated by a third party company located near the Gradall facility.

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

11.    Restructuring Cost

            On December 5, 2005, the Company announced that as a part of its ongoing effort to reduce costs and improve efficiencies, it was closing its Holton, Kansas facility which produces agricultural equipment and relocating this production to its Gibson City, Illinois plant.  The closure is expected to be completed in the second quarter of 2006.

            The Company expensed $489,000 for restructuring costs in the fourth quarter of 2005.  This amount is comprised of severance and performance bonuses.  As of March 31, 2006 the balance in the reserve for restructuring costs was $489,000.

12.    Acquisition

            On February 3, 2006, the Company announced that it had purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $39.4 million, subject to adjustments, according to the terms of the Asset Purchase Agreement and included goodwill of approximately $13.8 million.  This acquisition should enhance our Industrial market coverage in that over one half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  Gradall's annual sales were approximately $76.0 million for its fiscal year ending July 31, 2005 and it is located in New Philadelphia, Ohio.  The assets include a 430,000 square foot facility, machinery, tooling and intellectual property including the Gradall® name.  The Company also added 405 employees of which 275 are represented by the International Association of Machinists & Aerospace Workers union. The results of the operations of Gradall have been included in the Companies Consolidated Statement of Income since February 3, 2006.

            The Company also announced on February 3, 2006 that it had entered into an Amended and Restated Revolving Credit Agreement between the Company and its lenders, Bank of America, N.A., JP Morgan Chase Bank and Guaranty Bank to expand its credit facility from $70.0 million to $125.0 million.  The Company has the ability to increase its commitment by $25.0 million.  In addition, the asset coverage ratio was reduced and interest margins reduced.  The final maturity remains the same at August 25, 2009.  As of March 31, 2006 the Company had borrowed $81.5 million under its credit facility and had $43.5 million available for future borrowings.

13.  Pension Benefits

            On February 3, 2006, the Company assumed the Gradall Company Employees' Retirement Plan and the Gradall Company Hourly Pension Plan from the Gradall acquisition.  An evaluation was prepared of the accumulated benefit obligations (ABO) as of February 4, 2006 and the results are presented in the following table:

	Salaried Retirement Plan	Hourly Pension Plan	Totals

Accumulated benefit obligation (ABO)	$13,538,000	$ 8,184,000	$ 21,722,000
Plan assets	9,805,000	7,162,000	16,967,000
Unfunded ABO at February 4, 2006	$ 3,733,000	$ 1,022,000	$ 4,755,000

14.  Subsequent Events

      None.

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
Sales Data In Thousands	2006	2005
North American
Agricultural	27.9%	38.2%
Industrial	45.1%	31.5%
European	27.0%	30.3%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2006	2005

Gross margin	18.7%	20.7%
Income from operations	4.0%	4.9%
Income before income taxes	2.8%	4.5%
Net income	1.9%	2.8%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

          In the first quarter of 2006 the Company has continued to experience softness in both the Agricultural and European markets.  We believe this is a continuation of weak market conditions which we have been discussing since the third quarter of 2005.  Our Industrial markets have had stronger sales to our governmental customers and we believe this trend will continue for the rest of 2006.

          While our outlook remains cautious, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, which we believe is vulnerable; inflation,  particularly with raw materials such as steel; higher fuel costs which affect operating expenses; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Net sales for the first quarter of 2006 were $104,385,000, an increase of $13,092,000 or 14.3% compared to $91,293,000 for the first quarter of 2005.  The increase was primarily attributable to the acquisition of Gradall in February, 2006 along with improved market conditions in the Company's U.S. Industrial markets.

Net North American Agricultural sales were $29,112,000 in 2006 compared to $34,886,000 for the same period in 2005, a decrease of $5,774,000 or 16.6%.  The decrease was due to softer conditions in the agricultural market which resulted from lower pre-season orders.  Higher energy costs have continued to affect farmers spending along with drought conditions in parts of the U.S.

Net North American Industrial sales increased during the first quarter by $18,345,000 or 64.0% to $47,056,000 for 2006 compared to $28,711,000 during the same period in 2005.  The increase came primarily from the acquisition of Gradall along with higher sales from mowing and sweeping equipment.  Industrial markets have continued to show steady improvement reflecting stronger markets relating to our governmental customers.

Net European Sales for the first quarter of 2006 were $28,217,000, an increase of $521,000 or 1.9% compared to $27,696,000 during the first quarter of 2005.  The increase was a result of the acquisition of Spearhead in February 2005.  Without the sales from Spearhead, sales decreased by 3.6% reflecting weaker market conditions that began during the third quarter of 2005.  European sales also continue to be affected by changing governmental regulations concerning farm programs in the U.K. and European Union.

Gross profit for the first quarter of 2006 was $19,554,000 (18.7% of net sales) compared to $18,886,000 (20.7% of net sales) during the same period in 2005, an increase of $668,000.  The increase was mainly attributable to improved sales from the Company's Industrial business.  The reduction in the gross margin percent was a result of continued high steel and fuel prices.  Also affecting the gross margin percent was lower margins on production parts produced by Gradall for JLG Industries, the previous owner of Gradall, as part of a supply agreement which was signed at acquisition.

Selling, general and administrative expenses ("SG&A") were $15,356,000 (14.7% of net sales) during the first quarter of 2006 compared to $14,443,000 (15.8% of net sales) during the same period of 2005, an increase of $913,000.  SG&A for the first quarter of 2006 was up due to $1,141,000 in expenses related to Gradall and $112,000 relating to the expensing of stock options under FAS123(R) which the Company adopted on January 1, 2006.

Interest expense was $1,414,000 for the first quarter of 2006 compared to $594,000 during the same period in 2005, an increase of $820,000.  The increase came from increased borrowings for the acquisition of Gradall, seasonal increases in working capital, and higher interest rates during the first quarter of 2006.

Other Income (expense) was income of $2,000 for the first quarter of 2006 compared to an income of $77,000 in 2005.  The income for both 2006 and 2005 came from exchange rate gains relating to foreign currency contracts on accounts receivable transactions in the Company's European operations.

Provision for income taxes was $1,027,000 (34.6%) in the first quarter of 2006 compared to $1,578,000 (38.0%) during the same period in 2005.

The Company's net income after tax was $1,942,000 or $0.20 per share on a diluted basis for the first quarter of 2006 compared to $2,573,000 or $0.26 per share on a diluted basis for the first quarter of 2005.  The decrease of $631,000 resulted from factors described above.

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

As of March 31, 2006, the Company had working capital of $163,736,000 which represents an increase of $38,585,000 from working capital of $125,151,000 as of December 31, 2005.  The increase in working capital was primarily from higher levels of accounts receivable, inventory and cash due to the acquisition of Gradall and seasonality.

Capital expenditures were $2,796,000 for the first three months of 2006, compared to $1,055,000 during the first three months of 2005.  Capital expenditures for 2006 are expected to be above those of 2005 mainly due to the previously announced expansion, reorganization and upgrade of our Gibson City facility estimated at $3,700,000 and also capital improvements at our newly acquired Gradall facility which is expected to be approximately $1,500,000.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased neither in 2005 or the first quarter of 2006.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $55,389,000 during the three month period ending March 31, 2006, compared to $37,598,000 for the same period in 2005.  The increase was from the acquisition of Gradall and higher accounts receivable and inventory levels due to seasonality.

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

             On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 (the "Amended and Restated Revolving Credit Agreement"), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.

As of March 31, 2006, there was $81,500,000 borrowed under the revolving credit facility.  At March 31, 2006, $2,378,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.

             There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,500,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of March 31, 2006 there were no British pounds borrowed against European line of credit, 3,055,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars were outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of March 31, 2006, the Company is in compliance with the terms and conditions of its credit facilities.

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

The Company evaluates all aged receivables that are over 60 days old and reserves specifically on a 90-day basis.  The Company's U.S. operations have Uniform Commercial Code ("UCC") filings on practically all wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

The bad debt reserve balance was $1,846,000 at March 31, 2006 and $2,064,000 at December 31, 2005.  The decrease was primarily from improved conditions in the industrial and agricultural sector.

Sales Discounts

At March 31, 2006 the Company had $10,276,000 in reserves for sales discounts compared to $7,533,000 at December 31, 2005 on product shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts given on the Company's Rhino and M&W products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2006.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

The Company had $6,951,000 at March 31, 2006 and $5,472,000 at December 31, 2005 in reserve to cover obsolescence and slow moving inventory. The increase was primarily due to the acquisition of Gradall.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

Warranty reserve, as a percent of sales, is calculated by taking at the current twelve months expenses and prorating that based on twelve months sales with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The warranty reserve balance was $4,441,000 at March 31, 2006 and $2,833,000 at December 31, 2005.  The increase is mainly from the acquisition of Gradall.

 Product Liability

At March 31, 2006 the Company had accrued $236,000 in reserves for product liability cases compared to $279,000 at December 31, 2005.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.  The decrease was due to reductions in reserve estimates on existing cases.

During most of 2004, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2004, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim where it remains today.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2006, the Company had $1,329,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $199,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $946,000 for the period ending March 31, 2006.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $620,000 for the period ended March 31, 2005.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2006 was a gain of $589,000.  On March 31, 2006, the British pound closed at .5758 relative to 1.00 U.S. dollar, and the Euro dollar closed at .8250 relative to 1.00 U.S. dollar.  At December 31, 2005 the British pound closed at .5812 relative to 1.00 U.S. dollar and the Euro dollar closed at .8446 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2005, the British pound closed at .5289 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7715 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2006 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $400,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer and Vice-President, Corporate Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller (Principal Accounting Officer) concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

Alamo Group Inc. issued a press release announcing, the acquisition of Gradall Industries, Inc., filed February 3, 2006.

Alamo Group Inc. issued a press release announcing, among other things, financial results for the year ended December 31, 2005 filed March 3, 2006.

On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 filed April 5, 2006.

Alamo Group Inc. First Quarter 2006 Press Release filed May 3, 2006.

(b)     Other Information

None

Item 6. Exhibits

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
20

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

