Form 10-Q
period 2006-06-30
ALAMO GROUP INC
filed 2006-08-09
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

AT AUGUST 1, 2006, 9,761,509 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Interim Consolidated Balance Sheets	3
	June 30, 2006 and December 31, 2005 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2006 and June 30, 2005

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2006 and June 30, 2005

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES
2

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,718	$7,073
Accounts receivable, net	116,531	85,368
Inventories	116,561	77,013
Deferred income taxes	5,510	2,296
Prepaid expenses	9,582	2,331
Total current assets	259,902	174,081

Property, plant and equipment	109,386	95,318
Less: Accumulated depreciation	(53,070)	(52,790)
	56,316	42,528

Goodwill	34,268	26,416
Intangible assets	4,237	689
Assets held for sale	1,222	721
Other assets	1,453	2,470

Total assets	$357,398	$246,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,083	$26,518
Income taxes payable	537	807
Accrued liabilities	25,452	18,608
Current maturities of long-term debt	4,628	2,997
Total current liabilities	74,700	48,930
Long-term debt, net of current maturities	97,843	30,912
Deferred pension liability	4,755	-
Other long-term liabilities	2,127	-
Deferred income taxes	3,107	2,898

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,794,109 and 9,792,759 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	979	979
Additional paid-in capital	51,992	51,736
Treasury stock, at cost; 42,600 shares at June 30, 2006 and December 31, 2005	(426)	(426)
Retained earnings	110,372	104,261
Accumulated other comprehensive income	11,949	6,926
Total stockholders' equity	174,866	163,476
Total liabilities and stockholders' equity	$357,398	$246,216

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net sales:
North American
Industrial	$66,548	$36,230	$113,604	$64,941
Agricultural	27,739	29,577	56,851	64,463
European	31,164	32,573	59,381	60,269
Total net sales	125,451	98,380	229,836	189,673

Cost of sales	98,149	76,495	182,980	148,902
Gross profit	27,302	21,885	46,856	40,771

Selling, general and administrative expense	17,476	15,058	32,832	29,501
Income from operations	9,826	6,827	14,024	11,270

Interest expense	(1,784)	(898)	(3,198)	(1,492)
Interest income	174	198	357	423
Other income (expense), net	(170)	22	(168)	99
Income before income taxes	8,046	6,149	11,015	10,300

Provision for income taxes	2,707	1,939	3,734	3,517
Net income	$5,339	$4,210	$7,281	$6,783

Net income per common share:
Basic	$0.55	$0.43	$0.75	$0.70
Diluted	$0.53	$0.43	$0.73	$0.68
Average common shares
Basic	9,751	9,745	9,751	9,744
Diluted	9,912	9,904	9,918	9,918

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Operating Activities
Net income	$7,281	$6,783
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	90	345
Depreciation	4,246	3,239
Amortization	63	121
Provision for deferred income tax benefit	(3,123)	(59)
Gain on sale of equipment	(109)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(21,703)	(27,951)
Inventories	(13,954)	(12,273)
Prepaid expenses and other assets	5,640	154
Trade accounts payable and accrued liabilities	10,701	7,109
Income taxes payable	(354)	(128)
Other Long Term Liabilities	(137)	-
Net cash provided (used) by operating activities	(11,359)	(22,742)

Investing Activities
Acquisitions, net of cash acquired	(45,203)	(5,833)
Purchase of property, plant and equipment	(6,946)	(6,154)
Proceeds from sale of property, plant and equipment	170	140
Net cash provided (used) by investing activities	(51,979)	(11,847)

Financing Activities
Net change in bank revolving credit facility	67,000	42,000
Principal payments / proceeds on long-term debt and capital leases	1,084	(738)
Dividends paid	(1,170)	(1,169)
Proceeds from sale of common stock	257	125
Net cash provided (used) by financing activities	67,171	40,218

Effect of exchange rate changes on cash	812	(224)
Net change in cash and cash equivalents	4,645	5,405
Cash and cash equivalents at beginning of the period	7,073	2,580
Cash and cash equivalents at end of the period	$11,718	$7,985

Cash paid during the period for:
Interest	$3,053	$1,315
Income taxes	$2,435	$3,979

See accompanying notes.

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

2.  Acquisitions

On February 3, 2006, the Company announced that it had purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $36.9 million, according to the terms of the Asset Purchase Agreement.  The purchase price has preliminarily been allocated to the assets and liabilities acquired and includes trademarks $3.6 million and goodwill of approximately $6.9 million.  This acquisition enhances our Industrial market coverage in that over one half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  Gradall's annual sales were approximately $76.0 million for its fiscal year ending July 31, 2005 and is located in New Philadelphia, Ohio.  The assets include a 430,000 square foot facility, machinery, tooling and intellectual property including the Gradall® name.  The Company also added 405 employees of which 275 are represented by the International Association of Machinists & Aerospace Workers union.  The results of the operations of Gradall have been included in the Company's Consolidated Statement of Income since February 3, 2006.

The unaudited pro forma statement of income of the Company assuming the transaction occurred at January 1, 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net Sales	$125,451	$123,332	$229,836	$227,480
Net Income	$5,339	$4,710	$7,281	$7,540
Diluted Earnings per Share	$0.53	$0.48	$0.73	$0.76

The Company also announced on February 3, 2006 that it had entered into an Amended and Restated Revolving Credit Agreement between the Company and its lenders, Bank of America, N.A., JP Morgan Chase Bank and Guaranty Bank to expand its credit facility from $70.0 million to $125.0 million.  The Company has the ability to increase its commitment by $25.0 million.  In addition, the asset coverage ratio was reduced and interest margins reduced.  The final maturity remains the same at August 25, 2009.  As of June 30, 2006 the Company had borrowed $94.0 million under its credit facility and had $23.4 million available for future borrowings.

On May 24, 2006, the Company announced it had completed the acquisition of the vacuum truck and sweeper lines ("VacAll") from Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC ("Clean Earth").  The purchase price of $8.9 million has preliminarily been allocated to the assets and liabilities acquired and include approximately $3.7 million of goodwill.  This acquisition will add products to our existing offerings in the Industrial Division.  Clean Earth's 2005 sales of these products were approximately $15.8 million and the product line will be moved into the Company's Gradall facility in New Philadelphia, Ohio and its Schwarze facility in Huntsville, Alabama.

3.  Accounts Receivable

Accounts Receivable is shown less allowance for doubtful accounts of $1,822,000 and $2,064,000 at June 30, 2006 and December 31, 2005, respectively.

4.  Inventories

Inventories valued at LIFO cost represented 58% and 46% of total inventory at June 30, 2006 and December 31, 2005, respectively.  The excess of current costs over LIFO valued inventories were $7,912,000 at June 30, 2006 and December 31, 2005.  Inventory obsolescence reserves were $7,704,000 at June 30, 2006 and $5,472,000 at December 31, 2005.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	June 30, 2006	December 31, 2005

Finished goods	$96,536	$63,611
Work in process	10,927	6,577
Raw materials	9,098	6,825
	$116,561	$77,013

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Six Months Ended June 30,
	2006	2005

Dividends declared	$0.12	$0.12
Dividends paid	0.12	0.12

 6.  Stock-Based Compensation

The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under three stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than retirement, his or her employment or relationship with the Company or one of its affiliates.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company's common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("Statement 123(R)"), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Operations prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R), the Company's income before income taxes and net income for the six months ended June 30, 2006, was $240,000 and $156,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.76 and $.75, respectively, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented tax benefits from deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2006 and 2005 as if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company's stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net income as reported	$5,339	$4,210	$7,281	$6,783
Fair Value of
Compensation cost (net of tax)	-	(64)	-	(128)

Pro forma Net Income	5,339	4,146	7,281	6,655

Earnings per share (basic)
As reported	$0.55	$0.43	$0.75	$0.70
Fair Value of Compensation Cost	-	(0.01)	-	(0.01)
Pro forma earnings per share (basic)	$0.55	$0.42	$0.75	$0.69

Earnings per share (diluted)
As reported	$0.53	$0.43	$0.73	$0.68
Fair Value of Compensation Cost	-	(0.01)	-	(0.01)
Pro forma earnings per share (diluted)	$0.53	$0.42	$0.73	$0.67

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005:

	June 30,
	2006	2005

Risk-free interest rate	6.0%	4.5%
Dividend Yield	1.0-3.8%	1.0-3.8%
Volatility Factors	24-68%	24-68%
Weighted Average Expected Life	5.0 years	5.0 years

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

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2006	2006
	Shares	Exercise Price*
Options outstanding at beginning of year	188,750
Granted	31,000	$22.39
Exercised	(350)	$14.48
Cancelled	(3,000)	$17.85

Options outstanding at June 30, 2006	216,400	$15.47
Options exercisable at June 30, 2006	105,970	$12.01
Options available for grant at June 30, 2006	412,000

*Weighted Averages

Options outstanding and exercisable at June 30, 2006 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	103,400	5.07	$ 10.62	82,040	$ 10.23
$14.38 - $22.39	113,000	8.94	$19.92	23,930	$ 18.13
Total	216,400			105,970

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2006	2006
	Shares	Exercise Price*
Options outstanding at beginning of year	308,500
Exercised	(1,000)	$13.96
Cancelled	-

Options outstanding at June 30, 2006	307,500	$10.66
Options exercisable at June 30, 2006	263,900	$ 9.95
Options available for grant at June 30, 2006	90,000

*Weighted Averages

            Options outstanding and exercisable at December 31, 2005 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	269,000	4.03	$ 9.75	241,400	$ 9.48
$13.96 - $19.79	38,500	7.08	$16.99	22,500	$15.00
Total	307,500			263,900

*Weighted Averages

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net Income	$5,339	$4,210	$7,281	$6,783

Average Common Shares:
Basic (weighted-average outstanding shares)	9,751	9,745	9,751	9,744

Dilutive potential common shares from stock options	161	159	167	174
Diluted (weighted-average outstanding shares)	9,912	9,904	9,918	9,918

Basic earnings per share	$0.55	$0.43	$0.75	$0.70

Diluted earnings per share	$0.53	$0.43	$0.73	$0.68

8.  Segment Reporting

At June 30, 2006 and June 30, 2005 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net Revenue
Industrial	$66,548	$36,230	$113,604	$64,941
Agricultural	27,739	29,577	56,851	64,463
European	31,164	32,573	59,381	60,209
Consolidated	125,451	98,380	229,836	189,673

Income from Operations
Industrial	$7,475	$3,144	$10,424	$4,396
Agricultural	(165)	578	(762)	1,989
European	2,516	3,105	4,362	4,885
Consolidated	9,826	6,827	14,024	11,270

Goodwill
Industrial	$19,114	$11,958	$19,114	$11,958
Agricultural	5,385	5,033	5,385	5,033
European	9,769	9,425	9,769	9,425
Consolidated	34,268	26,416	34,268	26,416

Total Identifiable Assets
Industrial	$147,123	$78,169	$147,123	$78,169
Agricultural	108,808	107,833	108,808	107,833
European	101,467	92,460	101,467	92,460
Consolidated	357,398	278,462	357,398	278,462

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

9.  Accounting Standards and Disclosures

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

       In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48") FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

10.  Comprehensive Income

          During the second quarter of 2006 and 2005, Comprehensive Income amounted to $9,773,000 and $592,000 respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Net Income	$5,339	$4,210	$7,281	$6,783
Foreign currency translations adjustment	4,434	(3,618)	5,023	(5,113)

Comprehensive Income	$9,773	$592	$12,304	$1,670

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are solely comprised of foreign currency translation adjustments of $11,949,000 and $6,926,000 at June 30, 2006 and December 31, 2005 respectively:

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
(in thousands)	2006	2005

Foreign currency translation	$11,949	$6,926

Accumulated other comprehensive income	$11,949	$6,926

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

The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company's policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the affect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state and are waiting their response.

The Company also established an environmental reserve in the amount of $1,939,000 related to Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the closing are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before closing and believed to have been generated by a third party company located near the Gradall facility.

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

12.  Restructuring Cost

On December 5, 2005, the Company announced that as a part of its ongoing effort to reduce costs and improve efficiencies, it was closing its Holton, Kansas facility which produced agricultural mowing equipment and relocating this production to its Gibson City, Illinois plant.  The closure was completed in the second quarter of 2006.

The Company expensed $489,000 for restructuring costs in the fourth quarter of 2005.  This amount is comprised of severance and performance bonuses.  As of June 30, 2006, the balance in the reserve for restructuring costs was $226,000.

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

14.  Subsequent Events

On July 14, 2006, the Company acquired Nite-Hawk Sweepers, LLC, a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market.  The purchase price was $3.1 million which included goodwill of approximately $2.7 million.  This product will expand the Company's direct sales presence and compliment the Schwarze sweeper line.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2006	2005	2006	2005
North American
Industrial	53.1%	36.8%	49.4%	34.2%
Agricultural	22.1%	30.1%	24.7%	34.0%
European	24.8%	33.1%	25.9%	31.8%
Total sales, net	100.0%	100.0%	100.0%	100.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2006	2005	2006	2005

Gross profit	21.8%	22.2%	20.4%	21.5%
Income from operations	7.8%	6.9%	6.1%	5.9%
Income before income taxes	6.4%	6.3%	4.8%	5.4%
Net income	4.3%	4.3%	3.2%	3.6%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the first six months of 2006 the Company experienced mixed results.  We achieved improvements in our Industrial segment which we believe will continue for the rest of 2006.  Softness in our North American Agricultural and European Divisions, which began during the third quarter of 2005, have continued to affect both sales and earnings.

While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, inflation, particularly with raw materials such as steel; increased levels of government regulations both in the U.S. and other countries in which we operate; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as epidemics like avian flu, weather conditions such as droughts and floods and higher fuel costs which affect operating expenses; and, budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Net sales for the second quarter of 2006 were $125,451,000, an increase of $27,071,000, or 27.5% compared to $98,380,000 for the second quarter of 2005.  The increase was primarily from the acquisition of Gradall Industries, Inc. ("Gradall") in the amount of $28,571,000, sales of multiple unit orders to State Department of Transportations ("DOTS") in the Industrial Division and improved markets in the sweeper division.  The Company continued to experience softness in the Agricultural and European markets.

Net North American Industrial sales increased during the second quarter by $30,318,000 or 83.7% to $66,548,000 for 2006 compared to $36,230,000 during the same period in 2005. The majority of the increase came from the acquisition of Gradall in the amount of $28,571,000 along with increased demand for Industrial products.  Industrial mower sales have seen steady improvement but are still below historical levels.  Sales of Schwarze sweepers also increased over 2005 from growth in all areas of direct, dealer, and international sales.

Net North American Agricultural sales were $27,739,000 in 2006 compared to $29,577,000 for the same period in 2005 a decrease of $1,838,000 or 6.2%.  The decrease was mainly due to higher inventory levels at dealer locations and farmers' caution on capital spending due to higher fuel and fertilizer costs compared to last year.

Net European Sales for the second quarter of 2006 were $31,164,000, a decrease of $1,409,000 or 4.3% compared to $32,573,000 during the second quarter of 2005.  The decrease was a result of soft conditions in the market place and competition that has continued since the end of the second quarter of 2005.

Gross profit for the second quarter of 2006 was $27,302,000 (21.8% of net sales) compared to $21,885,000 (22.2% of net sales) during the same period in 2005, an increase of $5,417,000.  The increase was attributable to higher sales from the Gradall acquisition as well as favorable product mix of parts versus wholegoods from the Industrial division.  Gross margin percentage was negatively impacted compared to 2005 due to reorganization efforts related to the closure of the Company's facility in Holton, Kansas which was previously announced in the fourth quarter of 2005 and higher fuel and steel prices.

Selling, general and administrative expense ("SG&A") was $17,476,000 (13.9% of net sales) during the second quarter of 2006 compared to $15,058,000 (15.3% of net sales) during the same period of 2005, an increase of $2,418,000.  The increase in SG&A was primarily from the addition of Gradall in the amount of $2,733,000.

Interest expense was $1,784,000 for the second quarter of 2006 compared to $898,000 during the same period in 2005, an increase of $886,000.  The increase was mainly from the increased borrowings due to the acquisitions of Gradall and VacAll, and also a reflection of higher interest rates in 2006.

Other income (expense), net was $170,000 of expense during the second quarter of 2006 compared to $22,000 of income in the second quarter of 2005.   The loss in 2006 and the gain in 2005 are all from changes in exchange rates.

Provision for income taxes was $2,707,000 (33.6%) in the second quarter of 2006 compared to $1,939,000 (31.5%) during the same period in 2005.

The Company's net income after tax was $5,339,000 or $.53 per share on a diluted basis for the second quarter of 2006 compared to $4,210,000 or $.43 per share on a diluted basis for the second quarter of 2005.  The increase of $1,129,000 resulted from the factors described above.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Net sales for the first six months of 2006 were $229,836,000, an increase of $40,163,000 or 21.2% compared to $189,673,000 for the first six months of 2005.  The increase was mainly a result of the acquisition of Gradall on February 3, 2006, which had total sales of $43,679,000 and continuing market improvement in the Industrial division.  Sales in both the Agricultural and European sectors continued to remain soft.

Net North American Industrial sales increased during the first six months by $48,663,000 or 74.9% to $113,604,000 for 2006 compared to $64,941,000 during the same period in 2005. The increase came from the acquisition of Gradall along with higher sales from mowing and sweeper equipment.  Increased demand for the Company's products in this division, have continued to reflect growth from governmental entities and related contractors.

Net North American Agricultural sales were $56,851,000 in 2006 compared to $64,463,000 for the same period in 2005, a decrease of $7,612,000 or 11.8%.  The softness in the Company's agricultural market at the beginning of the year resulted in lower pre-season orders. Higher fuel and fertilizer prices have continued to affect farmers spending along with drought conditions in some parts of the U.S.

Net European sales for the first six months of 2006 were $59,381,000, a decrease of $888,000 or 1.5% compared to $60,269,000 during the same period of 2005.  The decrease was primarily a result of weaker market conditions that began during the third quarter of 2005.  Sales also continue to be hampered by changing governmental regulations concerning farm programs in the U.K. and European Union.  Without the sales of Spearhead, sales decreased by 4.0%.

Gross profit for the first six months of 2006 was $46,856,000 (20.4% of net sales) compared to $40,771,000 (21.5% of net sales) during the same period in 2005, an increase of $6,085,000.  The increase was mainly due to the acquisition of Gradall and higher sales levels specifically in our Industrial Division.  Negatively affecting the Company's gross margin percent were continued higher steel and fuel prices. Also reducing the gross margin percent were lower margins on production parts produced by Gradall for JLG Industries, previous owner of Gradall, as part of a six-month transition supply agreement which was signed at acquisition and inefficiencies from the consolidation of the Company's Holton facility.

Selling, general and administrative expenses ("SG&A") were $32,832,000 (14.3% of net sales) during the first six months of 2006 compared to $29,501,000 (15.6% of net sales) during the same period of 2005, an increase of $3,331,000.  The increase in SG&A for the first six months of 2006 primarily came from the addition of Gradall in the amount of $3,962,000.

            Interest expense was $3,198,000 for the first six months of 2006 compared to $1,492,000 during the same period in 2005, an increase of $1,706,000.  The increase was due to higher interest rates in 2006 along with increased borrowings to support the acquisitions of Gradall and VacAll.

            Other income (expense), net was $168,000 of expense during the first six months of 2006 compared to $99,000 of income in the first six months of 2005.  The loss in 2006 and the gain in 2005 are from changes in exchange rates.

            Provision for income taxes was $3,734,000 (33.9%) in the first six months of 2006 compared to $3,517,000 (34.1%) during the same period in 2005.

            The Company's net income after tax was $7,281,000 or $0.73 per share on a diluted basis for the first six months of 2006 compared to $6,783,000 or $0.68 per share on a diluted basis for the first six months of 2005.  The increase of $498,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of Agricultural division's fall preseason sales programs and out of season sales.  These sales enhance the Company's production ability during the off season.

As of June 30, 2006, the Company had working capital of $185,202,000, which represents an increase of $60,051,000 from working capital of $125,151,000 as of December 31, 2005.  The increase in working capital was primarily from higher accounts receivable and inventory levels due to the acquisitions of Gradall and VacAll, and seasonality.

Capital expenditures were $6,946,000 for the first six months of 2006, compared to $6,154,000 during the first six months of 2005.  Capital expenditures for 2006 are expected to be above those of 2005 mainly due to the previously announced expansion, reorganization and upgrade of our Gibson City facility estimated at $3,700,000 and also capital improvements at our newly acquired Gradall facility which is expected to be approximately $1,500,000.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2005 or the first half of 2006.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $67,171,000 during the six month period ending June 30, 2006, compared to $40,218,000 for the same period in 2005.  The increase was from additional borrowings for the acquisition of Gradall and higher accounts receivable and inventory levels due to seasonality.

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

As of June 30, 2006, there was $94,000,000 borrowed under the revolving credit facility.  At June 30, 2006, $2,982,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.

There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,500,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of June 30, 2006 there were no British pounds borrowed against European line of credit, 2,995,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars were outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of June 30, 2006, the Company is in compliance with the terms and conditions of its credit facilities.

Management believes that the bank credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements in the Company's Annual Report on form 10-K for the year ended December 31, 2005.

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

The bad debt reserve balance was $1,822,000 at June 30, 2006 and $2,064,000 on December 31, 2005.  The decrease was primarily from improved collections in the U.S. operations.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

At June 30, 2006 the Company had $9,113,000 in reserves for sales discounts compared to $7,533,000 at December 31, 2005 on product shipped to our customers under various promotional programs.  The increase was due primarily to additional discounts available on the Company's Rhino and M&W products which are ordered during the pre-season, from July to December of each year and are shipped through the second quarter of 2006.  The Company reviews the reserve quarterly based on an analysis of each program in effect at the time.

The Company bases its reserves on historical data relating to discounts taken by customers under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

The Company had $7,704,000 at June 30, 2006 and $5,472,000 at December 31, 2005 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve in general is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

The warranty reserve balance was $3,727,000 at June 30, 2006 and $2,833,000 at December 31, 2005.  The increase was related to higher sales levels.

Product Liability

At June 30, 2006 the Company had accrued $603,000 in reserves for product liability cases compared to $279,000 at December 31, 2005.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of their future net foreign currency sales transactions over a period of six months.  As of June 30, 2006, the Company had £1,220,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $337,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,004,000 for the six months ending June 30, 2006.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,108,000 for the six months ended June 30, 2005.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which change the dollar value of the sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2006 was a gain of $4,434,000.  On June 30, 2006, the British pound closed at .5407 relative to 1.00 U.S. dollar, and the Euro closed at .7817 relative to 1.00 US dollar.  At December 31, 2005 the British pound closed at .5812 relative to 1.00 U.S. dollar and the Euro closed at .8446 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2005, the British pound closed at .5581 relative to 1.00 U.S. dollar, and the Euro closed at .8263 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2006 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $940,000 for the first half of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible affects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)  Reports on Form 8-K

July 27, 2006 - Press release announcing the filing of a registration statement on Form S-3 with the Securities and Exchange Commission.

August 3, 2006 - Press Release announcing second quarter fiscal 2006 earnings

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
23

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
24