Form 10-Q
period 2006-09-30
ALAMO GROUP INC
filed 2006-11-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At NOVEMBER 1, 2006, 9,761,509 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2006 and December 31, 2005	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2006 and September 30, 2005	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2006 and September 30, 2005	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,290	$7,073
Accounts receivable, net	97,864	85,368
Inventories	122,116	77,013
Deferred income taxes	5,513	2,296
Prepaid expenses	3,624	2,331
Total current assets	236,407	174,081

Property, plant and equipment	111,709	95,318
Less: Accumulated depreciation	(54,530)	(52,790)
	57,179	42,528

Goodwill	40,404	26,416
Intangible assets	4,211	689
Assets held for sale	722	721
Other assets	1,889	1,781

Total assets	$340,812	$246,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	42,148	26,518
Income taxes payable	(596)	807
Accrued liabilities	24,816	18,608
Current maturities of long-term debt	2,832	2,997
Total current liabilities	69,200	48,930

Long-term debt, net of current maturities	83,622	30,912
Deferred pension liability	4,755	-
Other long-term liabilities	2,112	-
Deferred income taxes	3,133	2,898

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,804,109 and 9,792,759 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	980	979
Additional paid-in capital	52,269	51,736
Treasury stock, at cost; 42,600 shares at September 30, 2006 and December 31, 2005	(426)	(426)
Retained earnings	112,852	104,261
Accumulated other comprehensive income	12,315	6,926
Total stockholders' equity	177,990	163,476

Total liabilities and stockholders' equity	$340,812	$246,216

See accompanying notes.

Alamo Group Inc. and Subsidiaries Interim Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net sales:
North American
Industrial	$58,637	$32,782	$172,241	$97,723
Agricultural	25,780	33,671	82,631	98,134
European	30,321	29,355	89,702	89,624
Total net sales	114,738	95,808	344,574	285,481

Cost of sales	91,484	74,222	274,464	223,124
Gross profit	23,254	21,586	70,110	62,357
Selling, general and administrative expense	17,415	14,626	50,247	44,127
Income from operations	5,839	6,960	19,863	18,230

Interest expense	(1,812)	(840)	(5,010)	(2,332)
Interest income	188	177	545	600
Other income (expense), net	66	38	(102)	137
Income before income taxes	4,281	6,335	15,296	16,635
Provision for income taxes	1,215	1,951	4,949	5,468

Net income	$3,066	$4,384	$10,347	$11,167

Net income per common share:
Basic	$0.31	$0.45	$1.06	$1.15
Diluted	$0.31	$0.44	$1.04	$1.13
Average common shares
Basic	9,760	9,747	9,754	9,745
Diluted	9,930	9,892	9,922	9,910

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005
Operating Activities
Net income	$10,347	$11,167
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	910	522
Depreciation	6,781	4,707
Amortization	95	170
Provision for deferred income tax benefit	114	(122)
Realized (gain) loss on sale of property	-	-
Gain on sale of property, plant and equipment	(260)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(3,459)	(7,335)
Inventories	(16,023)	(8,919)
Prepaid expenses and other assets	1,227	43
Trade accounts payable and accrued liabilities	7,591	5,354
Income taxes payable	(1,512)	456
Other long-term liabilities	(152)	-
Net cash provided by operating activities	5,659	5,934

Investing Activities
Acquisitions, net of cash acquired	(48,716)	(5,742)
Purchase of property, plant and equipment	(10,159)	(7,080)
Proceeds from sale of property, plant and equipment	976	190
Proceeds from long-term investment	352	-
Net cash used by investing activities	(57,547)	(12,632)

Financing Activities
Net change in bank revolving credit facility	53,000	22,000
Principal payments on long-term debt and capital leases	(868)	(1,376)
Dividends paid	(1,756)	(1,754)
Proceeds from sale of common stock	541	125
Net cash provided by financing activities	50,917	18,995

Effect of exchange rate changes on cash	1,188	(421)
Net change in cash and cash equivalents	217	11,876
Cash and cash equivalents at beginning of the period	7,073	2,580
Cash and cash equivalents at end of the period	$7,290	$14,456

Cash paid during the period for:
Interest	$4,676	$2,232
Income taxes	$3,998	$5,579

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2006

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

2.  Acquisitions

            On February 3, 2006, the Company announced that it had purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $36.9 million, according to the terms of the Asset Purchase Agreement.  The purchase price has preliminarily been allocated to the assets and liabilities acquired and includes trademarks of $3.6 million and goodwill of approximately $6.5 million.  This acquisition enhances our Industrial market coverage in that over half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  Gradall's annual sales were approximately $76.0 million for its fiscal year ending July 31, 2005 and is located in New Philadelphia, Ohio.  The assets include a 430,000 square foot facility, machinery, tooling and intellectual property including the Gradall® name.  The Company also added 405 employees, of which 275 are represented by the International Association of Machinists & Aerospace Workers union.  The results of the operations of Gradall have been included in the Company's Consolidated Statement of Income since February 3, 2006.

            The unaudited pro forma statement of income of the Company assuming the transaction occurred at January 1, 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net Sales	$114,738	$120,760	$344,574	$342,191
Net Income	$3,066	$4,884	$10,347	$12,303
Diluted Earnings per Share	$0.31	$0.49	$1.04	$1.24

            The Company also announced on February 3, 2006 that it had entered into an Amended and Restated Revolving Credit Agreement between the Company and its lenders, Bank of America, N.A., JP Morgan Chase Bank and Guaranty Bank to expand its credit facility from $70.0 million to $125.0 million.  The Company has the ability to increase its commitment by $25.0 million.  In addition, the asset coverage ratio was reduced and interest margins reduced.  The final maturity remains the same at August 25, 2009.  As of September 30, 2006 the Company had borrowed $80.0 million under its credit facility and had $32.7 million available for future borrowings.

            On May 24, 2006, the Company announced it had completed the acquisition of the vacuum truck and sweeper lines ("VacAll") from Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC ("Clean Earth").  The purchase price of $8.9 million has preliminarily been allocated to the assets and liabilities acquired and includes approximately $3.7 million of goodwill.  This acquisition will add diversity to our existing offerings in the Industrial Division.  Clean Earth's 2005 sales of these products were approximately $15.8 million and the product line has been moved into the Company's Gradall facility in New Philadelphia, Ohio and  to a lesser extent its Schwarze facility in Huntsville, Alabama.  The results of operations of VacAll have been included in the Company's Consolidated Statement of Income since May 24, 2006.

            On July 14, 2006, the Company acquired Nite-Hawk Sweepers, LLC, a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market.  The purchase price of $3.1 million has preliminarily been allocated to the assets and liabilities acquired and includes goodwill of approximately $2.7 million.  This product expands the Company's direct sales presence and compliments the Schwarze sweeper line.  The results of operations of Nite-Hawk have been included in the Company's Consolidated Statement of Income since July 14, 2006.

3.  Accounts Receivable

            Accounts Receivable is shown net of the allowance for doubtful accounts of $2,020,000 and $2,064,000 at September 30, 2006 and December 31, 2005, respectively.

4.  Inventories

            Inventories valued at LIFO cost represented 60% and 46% of total inventory at September 30, 2006 and December 31, 2005, respectively.  The excess of current costs over LIFO valued inventories was $7,912,000 at September 30, 2006 and December 31, 2005.  Inventory obsolescence reserves were $6,538,000 at September 30, 2006 and $5,472,000 at December 31, 2005.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005

Finished goods	$102,318	$63,611
Work in process	11,569	6,577
Raw materials	8,229	6,825
	$122,116	$77,013

            An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

6.  Stock-Based Compensation

The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under three stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than retirement, his or her employment or relationship with the Company or one of its affiliates.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company's common stock represented by each option for any change in capitalization such as stock splits.

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

As a result of adopting Statement 123(R), the Company's income before income taxes and net income for the nine months ended September 30, 2006, was $409,000 and $266,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of Statement 123(R), the Company presented tax benefits from deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2006 and 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income as reported	$3,066	$4,384	$10,347	$11,167
Fair Value of
Compensation cost (tax affected)	-	(64)	-	(192)

Pro forma Net Income	$3,066	$4,320	$10,347	$10,975

Basic Earnings per share (basic)
As reported	$0.31	$0.45	$1.06	$1.15
Fair Value of Compensation Cost	-	(0.01)	-	(0.02)
Pro forma earnings per share (basic)	$0.31	$0.44	$1.06	$1.13

Basic Earnings per share (diluted)
As reported	$0.31	$0.44	$1.04	$1.13
Fair Value of Compensation Cost	-	(0.01)	-	(0.02)
Pro forma earnings per share (diluted)	$0.31	$0.43	$1.04	$1.11

            The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005:

	September 30,
	2006	2005

Risk-free interest rate	6.0%	4.5%
Dividend Yield	1.0 - 3.8%	1.0 - 3.8%
Volatility Factors	24 - 68%	24 - 68%
*Weighted Average Expected Life	5.0 years	5.0 years

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

            On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan.  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.  There are 123,400 shares outstanding under this option plan.  No further option grants can be made under this plan.

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

            Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2006	2006
	Shares	Exercise Price*
Options outstanding at beginning of year	188,750
Granted	31,000	$22.39
Exercised	(5,350)	$9.30
Cancelled	(3,000)	$17.85

Options outstanding at September 30, 2006	211,400	$15.63
Options exercisable at September 30, 2006	99,200	$12.15
Options available for rant at September 30, 2006	412,000

*Weighted Averages

Options outstanding and exercisable at September 30, 2006 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	98,400	5.17	$ 10.70	75,600	$ 10.28
$14.38 - $22.39	113,000	8.94	$ 19.92	23,600	$ 18.16
Total	211,400			99,200

*Weighted Averages

Non-qualified Options

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

            On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  In 2006, 5,000 shares have been exercised.  During 2002 and 2005, 500 shares and 1,000 shares were exercised.  No shares were exercised in 2003 or 2004.

            On May 12, 2003 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  In 2006, 1,000 shares have been exercised.  No shares were exercised in 2004 and 2005.

            On May 4, 2005 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  Currently no shares have been exercised.

            On August 8, 2006 the Company granted an option under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company's Common Stock to Mr. Grzelak at an exercise price of $25.02 per share, being the closing price of the Company's Common Stock on the grant Date.  The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2006	2006
	Shares	Exercise Price*
Options outstanding at beginning of year	308,500
Granted	2,500	$25.02
Exercised	(6,000)	$13.65
Cancelled	-

Options outstanding at September 30, 2006	305,000	$10.72
Options exercisable at September 30, 2006	258,500	$ 9.87
Options available for grant at September 30, 2006	87,500

*Weighted Averages

            Options outstanding and exercisable at September 30, 2006 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	269,000	4.03	$ 9.75	241,000	$ 9.48
$13.96 - $25.02	36,000	7.57	$17.97	17,500	$15.29
Total	305,000			258,500

*Weighted Averages

7.  Earnings Per Share

            The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net Income	$3,066	$4,384	$10,347	$11,167

Average Common Shares:
BASIC (weighted-average outstanding shares)	9,760	9,747	9,754	9,745

Dilutive potential common shares from stock options and warrants	170	145	168	165
Diluted (weighted-average outstanding shares)	9,930	9,892	9,922	9,910

Basic earnings per share	$0.31	$0.45	$1.06	$1.15

Diluted earnings per share	$0.31	$0.44	$1.04	$1.13

8.  Segment Reporting

At September 30, 2006 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net Revenue
Industrial	$58,637	$32,782	$172,241	$97,723
Agricultural	25,780	33,671	82,631	98,134
European	30,321	29,355	89,702	89,624
Consolidated	$114,738	$95,808	$344,574	$285,481

Income From Operations
Industrial	$3,740	$2,635	$14,729	$7,104
Agricultural	(933)	965	(2,260)	2,881
European	3,032	3,360	7,394	8,245
Consolidated	$5,839	$6,960	$19,863	$18,230

Goodwill
Industrial	$25,184	$12,120	$25,184	$12,120
Agricultural	5,379	5,227	5,379	5,227
European	9,841	9,280	9,841	9,280
Consolidated	$40,404	$26,626	$40,404	$26,626

Total Identifiable Assets
Industrial	$158,749	$75,470	$158,749	$75,470
Agricultural	80,545	92,420	80,545	92,420
European	101,518	92,526	101,518	92,526
Consolidated	$340,812	$260,416	$340,812	$260,416

9.  Accounting Standards and Disclosures

       In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48") FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, as well as accounting in interim periods, disclosure and transition.  The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

10.  Comprehensive Income

      During the third quarter of 2006 and 2005, Comprehensive Income amounted to $3,432,000 and $4,329,000, respectively.

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net Income	$3,066	$4,384	$10,347	$11,167
Foreign currency translation adjustment	366	(55)	5,389	(5,168)

Comprehensive Income	$3,432	$4,329	$15,736	$5,999

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are solely comprised of foreign currency translation adjustments of $12,315,000 and $6,926,000 at September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
(in thousands)	2006	2005

Foreign currency translation	$12,315	$6,926

Accumulated other comprehensive income	$12,315	$6,926

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

            The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it has completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state, The State of Iowa has asked for some additional testing information which the Company will provide.

            The Company also preliminarily established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  This situation, along with a potential asbestos issue, is in the process of being evaluated.

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

            The Company expensed $489,000 for restructuring costs in the fourth quarter of 2005.  This amount is comprised of severance and performance bonuses.  As of September 30, 2006, the balance in the reserve for restructuring costs was zero.

13.  Pension Benefits

            On February 3, 2006, the Company assumed the Gradall Company Employees' Retirement Plan and the Gradall Company Hourly Pension Plan from the Gradall acquisition.  An evaluation was prepared of the accumulated benefit obligations (ABO) as of February 4, 2006 and the results are presented in the following table:

	Salaried Retirement Plan	Hourly Pension Plan	Totals

Accumulated benefit obligation (ABO)	$13,538,000	$ 8,184,000	$ 21,722,000
Plan assets	9,805,000	7,162,000	16,967,000
Unfunded ABO at February 4, 2006	$ 3,733,000	$ 1,022,000	$ 4,755,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Sales Data In Percentages)	2006	2005	2006	2005
North American
Industrial	51.1%	34.2%	50.0%	34.2%
Agricultural	22.5%	35.1%	24.0%	34.4%
European	26.4%	30.7%	26.0%	31.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2006	2005	2006	2005

Gross margin	20.3%	22.5%	20.3%	21.8%
Income from operations	5.1%	7.3%	5.8%	6.4%
Income before income taxes	3.7%	6.6%	4.4%	5.8%
Net income	2.7%	4.6%	3.0%	3.9%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the first nine months of 2006 the Company experienced mixed results.  We achieved improvements in our Industrial segment which we believe will continue for the rest of 2006.  Weakness in our North American Agricultural Division, which began during the third quarter of 2005, has continued to affect both sales and earnings.  Our European Division has held steady despite soft market conditions.

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

Results of Operations

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Net sales for the third quarter of 2006 were $114,738,000, an increase of $18,930,000 or 19.8% compared to $95,808,000 for the third quarter of 2005.  The increase was primarily attributable to the acquisitions of Gradall Industries, Inc. ("Gradall") and VacAll in the amount of $21,064,000 and Nite-Hawk Sweepers ("Nite-Hawk"), Inc. in the amount of $1,328,000, improved markets in the sweeper division and increased sales of multiple unit orders from states in the Industrial Division.  The Company continued to experience significant weakness in its Agricultural markets and to a lesser extent in European markets.

Net North American Industrial sales increased during the third quarter by $25,855,000 or 78.9% to $58,637,000 for 2006 compared to $32,782,000 during the same period in 2005. The majority of the increase came from the acquisitions of Gradall and VacAll ($21,064,000) and Nite-Hawk ($1,328,000) along with increased demand for Industrial products.  Sales of Schwarze sweepers have also increased over 2005 with dealer and direct sales accounting for the majority of the increase.

Net North American Agricultural sales were $25,780,000 in 2006 compared to $33,671,000 for the same period in 2005, a decrease of $7,891,000 or 23.4%.  The decrease was a result of continuing softness in the agricultural market due to higher fuel and fertilizer prices which have impacted farmers spending on new capital equipment.

Net European Sales for the third quarter of 2006 were $30,321,000 an increase of $966,000 or 3.3% compared to $29,355,000 during the third quarter of 2005.  The majority of the increase was primarily a result in some improvement from farm subsidy payments from the European Union and increased export sales.  The European markets remain soft and competition in our core products continues to be strong.

Gross profit for the third quarter of 2006 was $23,254,000 (20.3% of net sales) compared to $21,586,000 (22.5% of net sales) during the same period in 2005, an increase of $1,668,000.   The increase was primarily from higher sales from our Gradall and Nite-Hawk acquisitions.  The Company's margin percentage was negatively impacted during the quarter by continued inefficiencies due to the reorganization efforts relating to the closure and relocation of the Company's facility in Holton, Kansas into its Gibson City facility which was previously announced in the fourth quarter of 2005.  A few minor capital improvements remain to be completed in the fourth quarter of 2006 along with training requirements for all new employees as well as new product introductions.

Selling, general and administrative expense ("SG&A") was $17,415,000 (15.2% of net sales) during the third quarter of 2006 compared to $14,626,000 (15.3% of net sales) during the same period of 2005, an increase of $2,789,000.  The increase in SG&A was primarily from the additions of Gradall, VacAll, and Nite-Hawk in the amounts of $3,121,000, $782,000 and $180,000, respectively.

            Interest expense was $1,812,000 for the third quarter of 2006 compared to $840,000 during the same period in 2005, an increase of $972,000.  This increase was from higher interest rates and increased borrowings in 2006.

            Other income (expense) was $66,000 of income during the third quarter of 2006 compared to $38,000 of income in the third quarter of 2005.  The gain on the sale of the Holton facility in the amount of $517,000 offset by the loss on the sale of machinery and equipment at Holton totaling $336,000 were the primary reason for the income in 2006 along with exchange rate losses from foreign currency contracts covering accounts receivable in our European operations.  Income in 2005 was from exchange rate gains from foreign currency contracts covering accounts receivable in our European operations.

            Income tax expense for the third quarter of 2006 was $1,215,000 (28.4% of income before taxes) compared to $1,951,000 (30.8% of income before taxes) in the third quarter of 2005.  The decrease in the effective tax rate for 2006 was from final adjustments to the 2005 tax return that was filed in September of 2006.  The effective tax rate in the third quarter of 2005 also had a final adjustment for the 2004 tax return which was filed in September of 2005.

            The Company's net income after tax was $3,066,000 or $.31 per share on a diluted basis for the third quarter of 2006 compared to $4,384,000 or $.44 per share on a diluted basis for the third quarter of 2005.  The decrease of $1,318,000 resulted from the factors described above.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Net sales for the first nine months of 2006 were $344,574,000, an increase of $59,093,000 or 20.7% compared to $285,481,000 for the first nine months of 2005.  The increase was primarily attributable to the acquisitions of Gradall, VacAll and Nite-Hawk in the amounts of $64,743,000 and $1,328,000, respectively, and continued market improvement in the Industrial division.  Sales were negatively affected by the soft market conditions primarily in the Agricultural sector.

Net North American Industrial sales increased during the first nine months by $74,518,000 or 76.3% to $172,241,000 for 2006 compared to $97,723,000 during the same period in 2005. The majority of the increase came from the acquisitions of Gradall, VacAll and Nite-Hawk. Also, increased demand for both sweeper and mowing equipment has continued to reflect growth from governmental entities and contractors.

Net North American Agricultural sales were $82,631,000 in 2006 compared to $98,134,000 for the same period in 2005, a decrease of $15,503,000 or 15.8%.  The softness in the Company's agricultural market at the beginning of the year resulted in lower pre-season orders.  Higher fuel and fertilizer prices have continued throughout the year and have affected farmers spending on capital equipment.  Also affecting sales were areas in parts of the U.S. that experienced drought conditions.

Net European Sales for the first nine months of 2006 were $89,702,000, an increase of $78,000 or less than 1% compared to $89,624,000 during the same period of 2005.  This modest increase was a result of weaker market conditions that began during the third quarter of 2005.  Sales continue to be hampered by changing governmental regulations concerning farm programs in the U.K. and European Union.  Without the sales of Spearhead, sales decreased by 1.6%.

Gross profit for the first nine months of 2006 was $70,110,000 (20.3% of net sales) compared to $62,357,000 (21.8% of net sales) during the same period in 2005, an increase of $7,753,000. The increase was mainly attributable to the acquisitions of Gradall, VacAll and Nite-Hawk and higher sales levels in our Industrial division.  Negatively affecting the Company's gross margin percent were lower margins on production parts produced by Gradall for JLG Industries, previous owner of Gradall, as part of a six month transition supply agreement which was signed at acquisition and inefficiencies from the consolidation of the Company's Holton facility.

Selling, general and administrative expense ("SG&A") were $50,247,000 (14.6% of net sales) during the first nine months of 2006 compared to $44,127,000 (15.5% of net sales) during the same period of 2005, an increase of $6,120,000.  The increase in SG&A for the first nine months of 2006 primarily came from the addition of Gradall, VacAll and Nite-Hawk in the amount of $6,939,000.

            Interest expense was $5,010,000 for the first nine months of 2006 compared to $2,332,000 during the same period in 2005, an increase of $2,678,000.  The increase was due to higher interest rates in 2006 along with increased borrowings to support the acquisitions of Gradall, VacAll, and Nite-Hawk along with higher levels of working capital.

            Other income (expense) was $102,000 of expense during the first nine months of 2006 compared to $137,000 of income in the first nine months of 2005.  The expense in 2006 is from losses in exchange rate fluctuation and a gain on the sale of the Holton facility in the amount of $517,000 offset by the loss on the sale of machinery and equipment at Holton totaling $336,000.  Income in 2005 was from exchange rate gains from foreign currency contracts covering accounts receivable in our European operations.

            Income tax expense for the third quarter of 2006 was $4,949,000 (32.4% of income before taxes) compared to $5,468,000 (32.9% of income before taxes) in the third quarter of 2005.  The decrease in the effective tax rate for 2006 was from final adjustments to the 2005 tax return that was filed in September of 2006.  The effective tax rate in the third quarter of 2005 also had a final adjustment for the 2004 tax return which was filed in September of 2005.

            The Company's net income after tax was $10,347,000 or $1.04 per share on a diluted basis for the first nine months of 2006 compared to $11,167,000 or $1.13 per share on a diluted basis for the first nine months of 2005.  The decrease of $820,000 resulted from the factors described above.

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

As of September 30, 2006, the Company had working capital of $167,207,000, which represents an increase of $42,056,000 from working capital of $125,151,000 as of December 31, 2005.  The increase in working capital was primarily from higher accounts receivable and inventory levels due to the acquisitions of Gradall, VacAll and Nite-Hawk and seasonality.

Capital expenditures were $10,159,000 for the first nine months of 2006, compared to $7,080,000 during the first nine months of 2005.  Capital expenditures for 2006 are expected to be above those of 2005 mainly due to the previously announced expansion, reorganization and upgrade of our Gibson City facility estimated at $3,700,000 and also capital improvements at our newly acquired Gradall facility which is expected to be approximately $1,500,000.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares repurchased during 2005 or in the first nine months of 2006.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

            Net cash provided by financing activities was $50,917,000 during the nine-month period ending September 30, 2006, compared to $18,995,000 net cash used by financing activities for the same period in 2005.  The increase was from additional borrowings for the acquisition of Gradall, VacAll and Nite-Hawk and higher accounts receivable and inventory levels due to seasonality.

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

As of September 30, 2006, there was $80,000,000 borrowed under the revolving credit facility.  At September 30, 2006, $2,746,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.

            There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,500,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of September 30, 2006 there were no British pounds borrowed against the European line of credit, 1,010,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars were outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of September 30, 2006, the Company is in compliance with the terms and conditions of its credit facilities.

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

            The bad debt reserve balance was $2,020,000 at September 30, 2006 and $2,064,000 on December 31, 2005.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

            At September 30, 2006 the Company had $5,530,000 in reserves for sales discounts compared to $7,533,000 at December 31, 2005 on product shipped to our customers under various promotional programs.  The decrease was due primarily to additional discounts taken on the Company's Rhino and M&W products which are ordered during the pre-season, from July to December of each year and are shipped through the second quarter of 2005.  The Company reviews the reserve quarterly based on the analysis made on each program in effect at the time.

      The Company bases its reserves on historical data relating to discounts taken by customers under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

            The Company had $6,538,000 at September 30, 2006 and $5,472,000 at December 31, 2005 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve in general is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

            The warranty reserve balance was $4,137,000 at September 30, 2006 and $2,833,000 at December 31, 2005.  The increase was related to the acquisition of Gradall, VacAll and Nite-Hawk along with higher sales levels in the Industrial Division.

Product Liability

            At September 30, 2006 the Company had accrued $240,000 in reserves for product liability cases compared to $279,000 at December 31, 2005.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

During most of 2005, the self insured retention (S.I.R.) for U.S. product liability coverage was $500,000 per claim.  On September 30, 2005, the S.I.R. for rotary mowers remained at $500,000 while the S.I.R. for all other products was reduced to $100,000 per claim.  On September 30, 2006 the S.I.R. for rotary mowers was reduced to $250,000 while the S.I.R. for all other products continued to be $100,000 per claim.  The S.I.R. levels for the current policy period remain the same.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

            To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of their future net foreign currency sales transactions over a period of nine months.  As of September 30, 2006, the Company had £1,252,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $354,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

            The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $3,067,000 for the period ending September 30, 2006.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $3,151,000 for the period ended September 30, 2005.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2006 was a gain of $366,000.  On September 30, 2006, the British pound closed at .5341 relative to 1.00 U.S. dollar, and the Euro closed at .7886 relative to 1.00 US dollar.  At December 31, 2005 the British pound closed at .5812 relative to 1.00 U.S. dollar and the Euro closed at .8446 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2005, the British pound closed at .5670 relative to 1.00 U.S. dollar, and the Euro closed at .8319 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2006 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $1,200,000 for the first nine months of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible affects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)  Reports on Form 8-K

November 3, 2006 - Press Release announcing third quarter fiscal 2006 earnings

(b)  Other Information

None

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