Form 10-K
period 2006-12-31
ALAMO GROUP INC
filed 2007-03-14
CIK 897077

__________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Large accelerated filer  [  ]      Accelerated filer [X]      Non-accelerated filer [  ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

    The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2006 (based upon the last reported sale price of $21.05 per share) was approximately $130,675,221 on such date.

    The number of shares of the registrant's common stock, par value $.10 per share, outstanding as of February 28, 2007 was 9,765,709 shares.

    Documents incorporated by reference:  Portions of the registrant's proxy statement relating to the 2007 Annual Meeting of Stockholders to be held on May 3, 2007, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

Unless the context otherwise requires, the terms "the Company,"  "we," "our" and "us" refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture, distribution and service of high quality equipment for right-of-way maintenance and agriculture. The Company's products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, snowblowers, pothole patchers, excavators, vacuum trucks, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve, a meaningful share of their niche markets. The Company has 2,215 employees and operates a total of fifteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada, and Australia.

The predecessor corporation to Alamo Group Inc. was incorporated in the State of Texas in 1969, as a successor to a business that began selling mowing equipment in 1955, and Alamo Group Inc. was reincorporated in the State of Delaware in 1987.

Acquisition History

      Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions.  The Company's first products were based on the rotary cutting technology.  Through acquisitions, the Company added flail cutting technology in 1983 and sickle-bar cutting technology in 1984.  The Company added to its presence in the industrial and governmental vegetation markets with the acquisition of Tiger Corporation ("Tiger") in late 1994.

      The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. ("Rhino"), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. Strengthening the Rhino distribution network remains a primary focus of the Company's marketing plans for agricultural and industrial uses.  The addition of M&W Gear Company ("M&W") in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment which complements the Rhino distribution network.  M&W has been integrated into the agricultural marketing group, utilizing the same sales force to cross sell Rhino and M&W products.

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

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. ("SMA") located in Orleans, France.  SMA manufacturers and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts primarily to departments of the French government.  This acquisition, along with the acquisitions of Forges Gorce, a flail blade manufacturer in France, in 1996 and Rousseau Holdings, S.A. ("Rousseau"), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

      In late 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation ("Herschel"), a leading manufacturer and distributor of aftermarket farm equipment replacement and wear parts.

      In early, 2000, the Company acquired Schwarze Industries, Inc. ("Schwarze").  Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors.  The Company believes the Schwarze sweeper products fit the Company's strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.

      In 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD ("Twose") in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer distribution network.  Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which strengthened the Company's market leadership position in the U.K.

      In late 2000, the Company acquired Schulte Industries, LTD. and its related entities ("Schulte").  Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte strengthened the Company's Canadian presence in both marketing and manufacturing.  It also expanded the Company's range of large, heavy-duty rotary mowers.

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

      On November 14, 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. ("Faucheux"), a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France.  This acquisition broadened the range of our agricultural implements in the French market.

      On May 19, 2004, the Company purchased the pothole patcher and snowblower product lines from Wildcat Manufacturing, Inc.  The product lines are complementary and allow the Company to expand its current product offerings.

      On February 14, 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited ("Spearhead") and subsequently merged its manufacturing operations into Bomford's facility.  Spearhead manufacturers a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters.  This acquisition extends our product lines and market coverage in Europe.

      On February 3, 2006, the Company purchased substantially all of the assets of the Gradall excavator business ("Gradall") of JLG Industries, Inc. including their manufacturing plant in New Philadelphia, Ohio.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  This acquisition enhances our Industrial Division products which are sold to governmental buyers and related contractors for maintenance along right-of-ways.

      On May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as "VacAll").  This includes the product lines, inventory and certain other assets that relate to this business.  The production of the vacuum truck was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper line was consolidated into the Schwarze facility in Huntsville, Alabama.

      On July 14, 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC, ("Nite-Hawk") a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which will expand its presence in that market and complement its Schwarze sweeper line.

Marketing and Marketing Strategy

      The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its niche product offerings.  The Company's products are sold through the Company's various marketing organizations, and extensive, world-wide dealer distribution networks under the Alamo Industrial®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Adams®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, SMA®, Forges Gorce™ Twose™, Faucheux™, Rousseau™  Spearhead™ trademarks as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial

      Alamo Industrial equipment is principally sold to governmental end-users, related independent contractors and, to a lesser extent, the agricultural and commercial turf markets.  Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial's sales includes tractors, which are not manufactured by Alamo Industrial.  Municipal park agencies, golf courses and landscape maintenance contractors purchase certain Alamo Industrial mowers that deliver a fine manicured cut.

      Tiger equipment includes heavy-duty, tractor and truck-mounted mowing and vegetation maintenance equipment and replacement parts.  Tiger sells to state, county, local governmental entities and related contractors primarily through a network of independent dealers.  Tiger's dealer distribution network is independent of Alamo Industrial's dealer distribution network.  A portion of Tiger's sales includes tractors, which are not manufactured by Tiger.

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

      With the addition of the pothole patcher and snowblower product lines purchased from Wildcat Manufacturing, Inc., the Company has increased plant utilization and expanded its product offerings to its dealers.  The pothole patcher product line is manufactured and is sold by Schwarze through its distribution network.  The snowblower line is manufactured by Rhino and distributed under that name.

      Gradall produces a wide spectrum of models based on high-pressure hydraulics and telescoping booms which are sold through dealers primarily to governmental agencies, contractors and to a lesser extent the mining industry and other specialty applications. Many of their products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers.

      VacAll produces catch basin cleaners and roadway debris vacuum systems. These units are powerful and versatile with uses including, but not limited to, removal of wet and dry leaves, spill elimination and cleaning of sludge beds.  VacAll also offers a line of sewer cleaners.  VacAll products are sold through dealers to industrial and commercial contractors as well as governmental agencies.

      Nite-Hawk has been producing parking lot sweepers with its unique and innovative hydraulic design. By eliminating the auxiliary engine, Nite-Hawk sweepers have proven to be fuel efficient, environmentally conscious, and cost effective to operate. Nite-Hawk mainly focuses on and sells direct to parking lot contractors.

North American Agricultural

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

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to OEMs.  In the fall of 2001, the Company introduced Rhino branded loaders and backhoes made by SMC and sold through its agricultural dealer network.

      Herschel aftermarket replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts, chromium carbide treated hard-faced and plain replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers; fleet stores; wholesale distributors; OEMs; and construction equipment dealers.  Valu-Bilt complements the Herschel product lines while also expanding the Company's offering of after-market agricultural parts and added catalog and internet sales direct to end-users.

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

European

      McConnel equipment principally includes a line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts.  McConnel equipment is sold primarily in the U.K., Ireland and France and, to a lesser extent, in other parts of Europe, Australia, and North America through independent dealers and distributors.  To a lesser extent, McConnel also sells turf maintenance equipment to the golf course and leisure markets.

      Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts.  Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., Ireland and France and, to a lesser extent, other countries in Europe, North America, Australia and the Far East.  Bomford's sales network is similar to that of McConnel in the U.K.  Rhino sells some of Bomford's product line in the U.S.

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

      The addition of Spearhead expanded the Company's product lines, particularly rotary cutters, and market coverage in Europe and increased utilization of our U.K. manufacturing facilities.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France, but the Company has expanded market coverage to other countries, particularly the U.K., using the Company's existing dealer distribution network.

      Rousseau sells its products, hydraulic and mechanical boom mowers, primarily in France through its own sales force and dealer distribution network.  Their products have also been introduced into other markets outside of France.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 26%, 25% and 27% of the Company's total sales for the years ended December 31, 2004, 2005 and 2006, respectively.    The increase in 2006 was mainly from the temporary production of parts produced by Gradall for JLG Industries, the previous owner of Gradall.  Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer's service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

      The Company's ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2006, the Company employed 117 people in its various engineering departments, 62 of whom are degreed engineers and the balance of whom are support staff.  Amounts expended on research and development activities were approximately $4,799,000 in 2006, $3,132,000 in 2005 and $3,075,000 in 2004.  As a percentage of sales, research and development was approximately 1.1% in 2006 and 1.0% in 2005 and 2004, and is expected to continue at similar levels in 2007.

Seasonality

      The Company's sales, both product and spare parts, are generally higher in the second and third quarters of the year because a substantial number of the Company's products are used for maintenance activities such as vegetation maintenance, highway right-of-ways, construction and street and parking lot sweeping.  Usage of this equipment is restricted in harsh weather.  We believe the acquisitions in 2006 will somewhat soften the seasonality factor we experienced in prior years which had a higher concentration of vegetation maintenance equipment representing a larger percentage of total sales.  In order to enhance efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and manufacturing capacity is scheduled in anticipation of such demand. The Company utilizes a rolling twelve-month sales forecast provided by the Company's marketing departments and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company's marketing departments attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods.

Competition

      The Company's products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products, mainly on a regional basis.  Some of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by effectively managing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger potential competitors.  There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development and marketing of products competitive with the Company's products or that new competitors with greater resources will not enter the Company's markets.

Unfilled Orders

      As of December 31, 2006, the Company had unfilled customer orders of $59,744,000 compared to $37,812,000 at December 31, 2005.  The 58% increase was primarily the result of the Gradall, VacAll and Nite-Hawk acquisitions.  The Company experienced increases in governmental orders in its Industrial sector primarily for both mowers and street sweepers.  Management expects that substantially all of the Company's backlog as of December 31, 2006 will be shipped during fiscal year 2007.  The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company's seasonal sales programs and the requirements of its customers. Certain of the Company's orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.  No single customer is responsible for supplying more than 10% of the aggregate revenue of the Company.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  A number of the Company's products are mounted and shipped with a tractor or truck chassis.  Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year.  In 2007, truck chassis and industrial engines used in the Company's products and manufactured after January 1, 2007, will be required to meet Tier III federal guidelines for emission controls which is expected to increase our cost.  The Company placed orders in 2006 to acquire a four to six month supply of Tier II units, thereby increasing working capital requirements during the fourth quarter of 2006 and the first half of 2007.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from international and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes, industrial engines, and hydraulic pumps and motors, are purchased from outside suppliers which manufacture to the Company's specifications.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $104,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $4,185,000 and $689,000 as of December 31, 2006 and 2005, respectively.  The increase was from the acquisition of the Gradall trade name.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Gradall®, VacAll™,  Rhino®, M&W®, SMC™, Fuerst®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Adams®, Valu-Bilt®, Rousseau™ and Spearhead™,  trademarks are the primary marks for the Company's products.  The Company also owns other trademarks which it uses to a lesser extent, such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company's trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations, workplace safety and equal employment opportunities.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

      The Company knows that its Indianola, Iowa property is contaminated with chromium, which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it has completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state.  The State of Iowa has asked for some additional testing information which the Company has provided.

      The Company also established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $350,000 concerning a potential asbestos issue at its Gradall facility which is in the process of being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time.  The Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Employees

      As of December 31, 2006, the Company employed 2,215 full-time employees. The Gradall manufacturing facility in the U.S. has an International Association of Machinist & Aerospace Workers Union which covers 255 employees.  The SMC manufacturing facility in the U.S. has a collective bargaining agreement which covers approximately 115 employees; it expired in the second quarter of 2006 and was renewed through April of 2009.  The Company's European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux and Rousseau, also have various collective bargaining agreements covering 519 employees.  The Company considers its employee relations to be satisfactory.

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

The Company also makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC's site.  You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format.  In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Corporate Governance Policies and its Code of Conduct and Ethics for its directors, officers and employees.  You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas 78155, which is the principal corporate office of the Company.  The telephone number is (830) 379-1480.  The information on the Company's website is not incorporated by reference into this report.

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

The documents incorporated herein and therein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements that are not historical are forward-looking.  When used by us or on our behalf, the words "will", "estimate," "believe," "intend," "could," "should," "anticipate," "project," "forecast," "plan," "may" and similar expressions generally identify forward-looking statements made by us or on our behalf.  Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties facing us at the present include the following:

  budget constraints or revenue shortfalls which could affect the purchases of our type of equipment by governmental customers;

  our ability to develop and manufacture new and existing products profitably;

  market acceptance of new and existing products;

  our ability to maintain good relations with our employees; and

  our ability to hire and retain quality employees.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

  changes in business and political conditions and the economy in general in both domestic and international markets;

  changes in market conditions;

  increased competition;

  decreases in the prices of agricultural commodities, which could affect our customers' income levels;

  adverse weather conditions such as droughts and floods which can affect the buying patterns of our customers and related contractors;

  increased costs of complying with new regulations such as Sarbanes-Oxley which affect public companies;

  the potential effects on the buying habits of our customers due to diseases such as mad cow disease and bird flu;

  slower growth in our markets;

  financial market changes including increases in interest rates and fluctuations in foreign exchange rates;

  actions of competitors;

  the inability of our suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to us;

  availability and increased prices of raw materials and energy;

  seasonal factors in our industry;

   unforeseen litigation;

  changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

  government actions including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety; and

  farm subsidies and farm payments.

We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above and under "Risk Factors" in this prospectus, as well as others not now anticipated.  The foregoing statements are not exclusive and further information concerning us and our businesses, including factors that could potentially materially affect our financial results, may emerge from time to time.  It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's businesses.

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2007 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	55	President and Chief Executive Officer
Dan E. Malone	47	Executive Vice President and Chief Financial Officer
Robert H. George	60	Vice President, Secretary and Treasurer
Richard J. Wehrle	50	Vice President and Controller
Donald C. Duncan	55	Vice President and General Counsel
Geoffrey Davies	59	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	60	Executive Vice President, Alamo Group (USA) Inc. North American Agricultural Division
Ian Burden	52	Executive Vice President, Alamo Group (USA) Inc. North American Alamo Industrial Division

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

      Dan E. Malone was appointed Executive Vice President, Chief Financial Officer on January 15, 2007.  Prior to joining the Company, Mr. Malone held the position of Executive Vice President, Chief Financial Officer & Corporate Secretary at Igloo Products Corporation, from 2002 to January 2007.  Mr. Malone was Vice President and Chief Financial Officer of The York Group, Inc. from 2000 to 2002 and held various financial positions from 1987 to 2000 with Cooper Industries, Inc. and its various subsidiaries.

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

      Ian Burden has been Executive Vice President of Alamo Group (USA) Inc. since January 1994 and manages the Alamo Industrial division.  Since 1981, Mr. Burden served in various sales and marketing capacities for Bomford Turner, Ltd., a U.K. company acquired by Alamo in 1993.

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

You should carefully consider the following risk factors together with all of the other information included in this prospectus or incorporated by reference into this prospectus.  Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as the value of an investment in our common stock.

Risks related to our business

Deterioration of industry conditions could harm our business, results of operations and financial condition.

Our business depends to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control.  Any of those factors could adversely impact demand for our products which could adversely impact our business, results of operations and financial condition.  These factors include the following:

  general economic conditions;

  the price and availability of raw materials, including fuel and steel;

  budget constraints and revenue shortfalls for our governmental customers;

  changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation;

  the levels of interest rates; and

  the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products and in which we don't have a manufacturing presence.

In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

  animal disease outbreaks, epidemics and crop pests;

  weather conditions, such as droughts and floods;

  changes in farm incomes;

  cattle and agricultural commodity prices;

  changes in governmental agricultural policies and subsidies, including the impending end of the five year U.S. Farm Bill of 2002, uncertainty surrounding the U.S. Farm Bill of 2007, and changing governmental regulations concerning farm programs imposed by the European Union;

  the level of worldwide farm output and demand for farm products; and

  limits on agricultural imports.

A downturn in general economic conditions may adversely affect our business, results of operations and financial condition.

The strength and profitability of our business depends on the overall demand for our products. Our revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our products, could result in fewer customers purchasing our products, which would adversely affect our results of operations.

We depend on governmental sales and a decrease in such sales could adversely affect us.

A substantial portion of our revenues is derived from sales to federal, state and local governmental entities.  These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and are affected by changes in local and national economic conditions.  In addition, from time to time governmental entities have used chemical control of vegetation, which if widely adopted would decrease governmental demand for our products, which could adversely affect our business, results of operations and financial condition.

Our dependence on, and the price and availability of, raw materials (such as steel and fuel) may adversely affect our business, results of operations and financial condition.

We are subject to fluctuations in market prices for raw materials such as steel and energy. In recent years, the prices of various raw materials have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as have occurred with the cost and availability of steel, fuel and related products.  Additionally, although most of the raw materials we use are commercially available from a number of sources, we could experience disruptions in the availability of such raw materials.   If we are unable to purchase the raw materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected.  In addition, higher energy costs may negatively affect spending by farmers, including their purchases of our products.

We operate in a highly competitive industry, and some of our competitors and potential competitors have greater resources than we do.

Our products are sold in highly competitive markets throughout the world.  We compete with several large national and international companies that offer a broad range of equipment and replacement parts that compete with our products, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products mainly on a regional basis.  Some of our competitors are significantly larger than we are and have substantially greater financial and other resources at their disposal.  We believe that we are able to compete successfully in our markets by, to some extent, avoiding direct competition with significantly larger potential competitors.  There can be no assurance that our competitors will not substantially increase the resources devoted to the development and marketing of products competitive with our products or that new competitors with greater resources will not enter our markets.  Any failure to effectively compete could have an adverse effect on our business, results of operations and financial condition.

We operate and source internationally, which exposes us to the political, economic and other risks of doing business abroad.

We have operations in a number of countries outside of the United States. Our foreign operations are subject to the risks normally associated with conducting business in foreign countries, including the following:

  limitations on ownership and on repatriation of earnings;

  import and export restrictions, tariffs and quotas;

  additional expenses relating to the difficulties and costs of staffing and managing international operations;

  labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

  changes in laws or policies;

  delays in obtaining or the inability to obtain necessary governmental permits;

  potentially adverse consequences resulting from the applicability of foreign tax laws;

  cultural differences;

  increased expenses due to inflation;

  weak economic conditions in foreign markets where our subsidiaries distribute their products; and

  changes in currency exchange rates.

Our foreign operations may also be adversely affected by laws and policies of the United States and the other countries in which we operate affecting foreign trade, investment and taxation.

In addition, political developments and governmental regulations and policies in the countries in which we operate directly affect the demand for our products.  For example, decreases or delays in farm subsidies to our agricultural customers, or the implementation of "green policies" aimed at limiting mowing activities, could adversely affect our business, results of operations and financial condition.

Our acquisition strategy may not be successful, which may adversely affect our business, results of operations and financial condition.

We intend to grow internally and through the acquisition of businesses and assets that will complement our current businesses.  To date, a material portion of our growth has come through acquisitions.  We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets.  Competition for acquisition opportunities may also increase our costs of making acquisitions or prevent us from making certain acquisitions.  These and other acquisition-related factors may adversely impact our business, results of operations and financial condition.

We may be unable to complete or integrate existing or future acquisitions effectively, and businesses we have acquired, or may acquire in the future, may not perform as expected.

We may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies.  We could face many risks in integrating acquired businesses, including the following:

  we may incur substantial costs, delays or other operational or financial challenges in integrating acquired businesses, including integrating each company's accounting, information technology, human resource and other administrative systems to permit effective management;

  we may be unable to achieve expected cost reductions, to take advantage of cross-selling opportunities, or to eliminate redundant operations, facilities and systems;

  we may need to implement or improve controls, procedures and policies appropriate for a public company;

  acquisitions may divert our management's attention from the operation of our businesses;

  we may not be able to retain key personnel of acquired businesses;

  there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and

  we may encounter unanticipated events, circumstances or legal liabilities.

Our integration of acquired businesses requires significant efforts from the management of each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management's attention from the day-to-day operation of the combined companies. Ultimately, our attempts to integrate the operations, technology and personnel of acquired businesses may not be successful. If we are unable to successfully integrate acquired businesses, our future results may be negatively impacted.

In addition, we may be adversely affected if businesses that we have acquired, or that we acquire in the future, do not perform as expected.  An acquired business could perform below our expectations for a number of reasons, including legislative or regulatory changes that affect the areas in which the acquired business specializes, the loss of customers and dealers, general economic factors that directly affect the acquired business and the cultural incompatibility of its management team. Any or all of these reasons could adversely affect our business, results of operation and financial condition.

Moreover, as a result of our acquisitions in recent years, we have recorded substantial goodwill on our balance sheet, which amounted to approximately $42,336,000 as of December 31, 2006. We test our goodwill for impairment annually, as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset.  Our ability to avoid impairment will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If it is determined that an impairment exists, we may be required to incur material charges to our earnings.

The agricultural industry and the mowing and growth maintenance industry are seasonal and are affected by the weather, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters.  Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns as do replacement parts in general.  In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand.  We utilize a rolling twelve-month sales forecast provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities.  Additionally, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods.  Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales of agricultural and mowing and growth equipment products in any given period may not reflect the timing of dealer orders and retail demand.

Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts.  Consequently, we cannot assure you that sudden or significant declines in industry demand would not adversely affect our working capital or results of operations.

If we do not retain key personnel and attract and retain other highly skilled employees, our business will suffer.

Our continued success will depend on, among other things, the efforts and skills of our executive officers, including our president and chief executive officer, and our ability to attract and retain additional highly qualified managerial, technical, manufacturing and sales and marketing personnel.  We do not maintain "key man" life insurance for any of our employees, and all of our senior management are employed at will.  We cannot assure you that we will be able to attract and hire suitable replacements for any of our key employees. We believe the loss of a key executive officer or other key employee could have an adverse effect on our business, results of operations and financial condition.

We are subject on an ongoing basis to the risk of product liability claims and other litigation arising in the ordinary course of business.

Like other manufacturers, we are subject to various claims, including product liability claims, arising in the ordinary course of business, and we are a party to various legal proceedings that constitute routine litigation incidental to our business.  We may be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury, property damage, or both. We cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us  in excess of available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business.

We are subject to environmental, health and safety and employment laws and regulations and related compliance expenditures and liabilities.

Like other manufacturers, we are subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at our facilities and offsite disposal locations, workplace safety and equal employment opportunities.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on us in the future.  Like other industrial concerns, our manufacturing operations entail the risk of noncompliance, and there can be no assurance that we will not incur material costs or other liabilities as a result thereof.

      The Company knows that its Indianola, Iowa property is contaminated with chromium, which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it has completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state.  The State of Iowa has asked for some additional testing information which the Company has provided.

      The Company also preliminarily established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $350,000 concerning a potential asbestos issue at its Gradall facility which is in the process of being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time.  The Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company's consolidated financial position or results of operations.

We have incurred and will continue to incur capital and other expenditures to comply with the laws and regulations applicable to our operations.  In particular, if we fail to comply with any environmental regulations, then we could be subject to future liabilities, fines or penalties or the suspension of production at our manufacturing facilities. If unexpected obligations at these or other sites or more stringent environmental laws are imposed in the future, our business, results of operations and financial condition may be adversely affected.

Fluctuations in currency exchange rates may adversely affect our financial results.

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of our products in international markets.  While we do hedge against the earnings effects of such fluctuations to an extent (primarily in the U.K. market), we cannot assure you that we will be able to effectively manage these risks.  Significant long-term fluctuations in relative currency values, such as a devaluation of the Euro against the U.S. dollar, could have an adverse effect on our future results of operations or financial condition.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly and its trading volume has generally been low, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate.  The closing prices of our common stock on the NYSE during 2006 has ranged from $26.00 to $19.25 per share, and during 2005 ranged from $28.60 to $18.00 per share.  Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions.   Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock.  The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. At December 31, 2006, 9,761,509 shares of our common stock were issued and outstanding, and there were outstanding options to purchase an additional 516,400 shares of our common stock. We also have additional shares available for grant under our Amended and Restated 1994 Incentive Stock Option Plan, as amended, our 2005 Incentive Stock Option Plan and our 1999 Non-Qualified Stock Option Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted.  Issuance of these shares of common stock may substantially dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

Future sales, or the possibility of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.  If we or our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

Although we have paid a cash dividend of $0.06 per share in each quarter since the third quarter of 1999, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement and are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include supermajority voting requirements, prohibiting the stockholder from calling stockholders meetings, removal of directors for cause only and prohibiting shareholder actions by written consent.  Our Certificate of Incorporation and By-laws state that any amendment to certain provisions, including those provisions regarding the removal of directors and limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater shareholder for a period of three years from the date such person acquired such status unless certain board or shareholder approvals were obtained.  For more information, see "Description of Capital Stock."

Certain stockholders own a significant amount of our common stock, and their interests may conflict with those of our other stockholders.

As of December 31, 2006, Third Avenue Management LLC and Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation, beneficially owned approximately 31.0% and 29.0% respectively, of our outstanding common stock. As a result, either of them alone will be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with others, to prevent or cause a change in control of the Company.  In addition, the interests of Third Avenue Management and Capital Southwest may conflict with the interests of our other stockholders.

Item 1B.  Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2.  Properties

      At December 31, 2006, the Company utilized eight principal manufacturing plants located in the United States, six in Europe, one in Canada, and one in Australia.  The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers for Rhino and M&W, Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino, and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	After-market Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom Mounted Hedge and Grass Cutters for Rousseau
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose, and Spearhead
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEMs, SMC and Rhino
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadoires, France	12,000	Owned	Manufactures Replacement Parts for Blades, Knives and Shackles by Forges Gorce
Warehouses & Sales Offices	58,000 5,600	Owned Leased	Service Parts Distribution and Sales Office
Total	2,230,400

      Approximately 88% of the manufacturing, warehouse and office space is owned.  During the third quarter of 2006 the Company sold the land and building at its discontinued Holton, Kansas facility.  During the fourth quarter of 2006, the Company sold the majority of land and buildings in its discontinued operations in Guymon, Oklahoma and completed the final sale of the property in the first quarter of 2007.  Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Item 3.  Legal Proceedings

      The Company is subject to various legal actions which have arisen in the ordinary course of its business.  The most prevalent of such actions relate to product liability, which is generally covered by insurance after various self-insured retention amounts.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations, however, the ultimate resolution can not be determined at this time.

      The Company knows that its Indianola, Iowa property is contaminated with chromium, which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it has completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state.  The State of Iowa has asked for some additional testing information which the Company has provided.

      The Company also preliminarily established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $350,000 concerning a potential asbestos issue at its Gradall facility which is in the process of being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time.  The Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities

      The Company's common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 28, 2007, there were 9,765,709 shares of common stock outstanding, held by approximately 120 holders of record, but the total number of beneficial owners of the Company's common stock exceeds this number.  On February 28, 2007, the closing price of the common stock on the New York Stock Exchange was $24.08 per share.

      The following table sets forth, for the period, indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2006				2005
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2006	$24.85	$20.05	$.06	March 31, 2005	$28.60	$22.62	$.06
June 30, 2006	22.65	19.31	.06	June 30, 2005	25.30	18.05	.06
September 30, 2006	26.00	19.25	.06	September 30, 2005	20.64	18.00	.06
December 31, 2006	24.37	20.95	.06	December 31, 2005	23.24	18.75	.06

      On January 3, 2007, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 1, 2007, to holders of record as of January 17, 2007. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company's bank revolving credit agreement.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2005 or in 2006.  The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

      Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

      The information contained in this Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Alamo Group Inc. specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

      The following graph and table sets forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2006, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

      The Company believes that there does not exist a representative industry peer group of companies with a similar business segment profile.  The SEC has indicated that companies may use a base other than industry or line of business for determining its peer group index, such as an index of companies with similar market capitalization.  Accordingly, the Company has selected the Russell 2000 Index, a widely used small market capitalization index, to use as a representative peer group.

	12/01	12/02	12/03	12/04	12/05	12/06

Alamo Group Inc.	100.00	87.49	111.09	200.56	153.04	177.05
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

Item 6.  Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Operations:
Net sales	$456,494	$368,110	$342,171	$279,078	$259,435
Income before income taxes	16,975	16,739	20,582	12,972	9,774
Net income	11,488	11,291	13,396	8,038	6,382
Percent of sales	2.5%	3.1%	3.9%	2.9%	2.5%
Earnings per share
Basic	1.18	1.16	1.38	0.83	0.66
Diluted	1.16	1.14	1.36	0.82	0.65
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	9,756	9,746	9,731	9,721	9,713
Diluted	9,925	9,908	9,864	9,789	9,789
Financial Position:
Total assets	$326,634	$246,216	$231,730	$193,523	$189,376
Short-term debt and current maturities	3,339	2,997	2,961	1,615	2,583
Long-term debt, excluding current maturities	78,526	30,912	18,428	14,379	27,833
Stockholders' equity	$181,734	$163,476	$160,832	$144,067	$130,478

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7.  Management's Discussion and Analysis of Financial Condition And Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales data in thousands:	2006	2005	2004

North American
Industrial	$ 232,462	$ 128,057	$ 116,305
Agricultural	106,076	125,880	129,254
European	117,956	114,173	96,612
Total net sales	$ 456,494	$ 368,110	$ 342,171

Cost and profit margins, as percentages of net sales:

Cost of sales	80.3%	78.5%	78.1%
Gross margin	19.7%	21.4%	21.9%
Selling, general and administrative expenses	14.6%	16.3%	15.3%
Restructuring cost	-	.1%	-
Income from operations	5.0%	5.0%	6.6%
Income before income taxes	3.7%	4.5%	6.0%
Net income	2.5%	3.1%	3.9%

Results of Operations

Fiscal 2006 compared to Fiscal 2005

The Company's net sales in the fiscal year ended December 31, 2006 ("2006") were $456,494,000, an increase of $88,384,000 or 24.0% compared to $368,110,000 for the fiscal year ended December 31, 2005 ("2005").  The increase was primarily attributable to the acquisitions of Gradall, VacAll and Nite-Hawk in the amounts of $90,488,000, $1,050,000 and $2,907,000, respectively, and continued market improvement in the Industrial division.  Sales were negatively affected by the soft market conditions primarily in the Agricultural sector.

North American Industrial sales (Net) were $232,462,000 in 2006 compared to $128,057,000 in 2005, a $104,405,000 or 81.5% increase. The majority of the increase came from the acquisitions of Gradall, VacAll and Nite-Hawk. Also, increased demand for both sweeper and mowing equipment, which was up 7.7% compared to 2005, has continued to reflect steady growth from governmental entities and contractors.

North American Agricultural sales (Net) were $106,076,000 in 2006 compared to $125,880,000 in 2005, representing a decrease of $19,804,000 or 15.7%. The softness in the Company's agricultural market at the beginning of the year resulted in lower pre-season orders.  Higher fuel and fertilizer prices have affected farmers spending on capital equipment during the year. The five year U.S. Farm Bill of 2002, which ends in 2007, and uncertainty surrounding the U.S. Farm Bill of 2007 has affected sales as have areas in parts of the U.S. that experienced drought conditions.

European sales (Net) increased $3,783,000 or 3.3% to $117,956,000 in 2006 compared to $114,173,000 in 2005.  Sales in 2006 included an additional 2 months of Spearhead sales which, without them, sales increased by 1.9%.  This modest increase was a result of weaker market conditions that began during the third quarter of 2005.  Sales also continue to be hampered by changing governmental regulations concerning farm programs imposed by the European Union.  Increases in export sales helped offset the decreased demand in the U.K.

Gross Margins for 2006 were $89,890,000 (19.7% of net sales) compared to $78,757,000 (21.4% of net sales) in 2005.  The increase was mainly attributable to the acquisitions of Gradall and Nite-Hawk and higher sales levels in our Industrial division.  Negatively affecting the Company's gross margin percent were lower margins on production parts produced by Gradall for JLG Industries, prior owner of Gradall, as part of a six-month transition supply agreement which was signed at acquisition. Also affecting margin percentages were inefficiencies due to the reorganization efforts relating to the closure and relocation of the Company's facility in Holton, Kansas into its Gibson City, Illinois facility, which was previously announced in the fourth quarter of 2005.  The Company believes that these reorganization issues were largely resolved in 2006.

      Selling, general and administrative expenses ("SG&A") were $66,858,000 (14.6% of net sales) in 2006 compared to $59,868,000 (16.3% of net sales) in 2005.  The increase of $6,990,000 in SG&A in 2006 primarily came from the addition of Gradall, VacAll and Nite-Hawk in the amounts of $8,031,000, $1,537,000 and $423,000, respectively.  Also, included in 2006 was $534,000 in stock option expenses relating to Statement FAS No. 123(R) "Accounting for Stock-Based Compensation which was not expensed during 2005.  SG&A expenses in the Company's agricultural sector were reduced in 2006 by $3,301,000 due to the soft market conditions as well as the consolidation of its two largest facilities previously mentioned.

      Interest expense for 2006 was $6,912,000 compared to $3,041,000 in 2005, a $3,871,000 or a 127.3% increase.  The increase was due to higher interest rates in 2006 along with increased borrowings to support the acquisitions of Gradall, VacAll and Nite-Hawk and higher levels of working capital.

Other Income (expense), net in 2006 was $59,000 of income during 2006 versus income of $555,000 in 2005.  The gain on the sale of the Holton facility in the amount of $517,000 offset by the loss on the sale of machinery and equipment at Holton totaling $336,000 were the primary reason for the income in 2006 along with $11,000 of exchange rate losses from foreign contracts covering accounts receivable in our European operations.  Also included in 2006, is a write-down of the Guymon property held for sale of $111,000 that was sold in February of 2007.  The income during 2005 resulted from exchange rate gains of $264,000 and a $291,000 gain from the settlement of a bad debt lawsuit.

      Provision for Income Taxes was $5,487,000 (32.3% of income before income taxes) for 2006 compared to $5,448,000 (32.6% of income before income taxes) in 2005.  The decrease in the effective tax rate for 2006 was from final adjustments to the 2005 tax return that was filed in September of 2006.

      Net Income for 2006 was $11,488,000 compared to $11,291,000 in 2005 due to the factors described above.

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

North American Agricultural sales (Net) were $125,880,000 in 2005 compared to $129,254,000 in 2004, representing a decrease of $3,374,000 or 2.6%. The decrease was a result of weaker out of season selling programs in the fourth quarter which was mainly due to softer conditions in the overall market for agricultural equipment.  Higher energy costs negatively affected farmers' spending.

European sales (Net) increased $17,561,000 or 18.2% to $114,173,000 in 2005 compared to $96,612,000 in 2004.  The increase was a result of the acquisitions of Spearhead in February of 2005 and Rousseau in March of 2004.  Also, new product introductions, aggressive marketing initiatives, cross selling related products through existing distribution, and internal sales growth from new product introductions.  During the third quarter of 2005, this division began to experience weaker market conditions from changing governmental regulations concerning farm programs in the U.K. and the European Union, including delayed subsidy payments to farmers in the U.K.

      Gross Margins for 2005 were $78,757,000 (21.4% of net sales) compared to $75,176,000 (22.0% of net sales) in 2004.  Margins increased mainly from higher sales levels in the Industrial and European divisions.  This increase was partially offset by an adjustment in the third quarter of 2005 of approximately $700,000, concerning a control exception relating to a system software problem noted in one of our North American agricultural facilities.  The Company was affected by increases in steel prices early on in the year and fuel prices throughout the year, which had a negative impact against margin percentages.  Also affecting the margin percent were higher tractor sales which carry a lower margin.

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

      The Company incurred $489,000 in restructuring charges relating to the plant closure at its Holton, Kansas facility, which was announced on December 5, 2005.  This facility produced agricultural equipment and was relocated to the Company's Gibson City, Illinois plant, which has been expanded to accommodate the increase in manufacturing.

      Interest expense for 2005 was $3,041,000 compared to $2,049,000 in 2004, a $992,000 or a 48.4% increase.  The increase was due to higher interest rates in 2005 along with increased borrowings to support higher levels of working capital.

      Other Income (expense), net in 2005, was $555,000 of income during 2005 versus expense of $791,000 in 2004.  The income during 2005 was from exchange rate gains of $264,000 and a $291,000 gain from the settlement of a bad debt lawsuit.  The expense in 2004 includes a loss of $435,000 on the sale of Dabekausen, the Company's distribution operations in the Netherlands, a write-down of $150,000 in the Company's investment in a small business investment company, and an exchange rate loss of $227,000 related to foreign currency contracts on accounts receivable transactions in the Company's European operations.  Also, during the second quarter of 2004, the Company recorded a gain of $519,000 from insurance proceeds related to a fire in the paint system at the Company's Seguin, Texas facility.  The asset destroyed in the fire was fully depreciated and the amount received was for the paint system components, which were capitalized.  The Company also wrote off $600,000 in 2004 against the machinery and equipment assets in the Company's Guymon, Oklahoma facility, which was closed in 2001 and has been held for resale since that time.  The Company's desire to speed up the disposal of the remaining equipment led to this reduction in its carrying cost.  During the second quarter of 2004, the Company sold surplus land adjacent to its Texas facility and recorded a $101,000 gain.

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

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels particularly in its North American Agricultural Division build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales.  These sales help balance the Company's production during the first and fourth quarters.  Some of the Company's most recent acquisitions which are not involved in vegetation maintenance have helped to soften this seasonality pattern.

        As of December 31, 2006, the Company had working capital of $160,968,000, which represents an increase of $35,817,000 from working capital of $125,151,000 as of December 31, 2005.  The increase in working capital was primarily from higher accounts receivable and inventory levels due to the acquisitions of Gradall, VacAll and Nite-Hawk.

      Capital expenditures were $12,065,000 for 2006, compared to $8,705,000 for 2005.  Capital expenditures for 2006 were above those of 2005 mainly due to the previously announced expansion, reorganization and upgrade of the Gibson City facility in the amount of $3,975,000 and also capital improvements at the newly acquired Gradall facility of $843,000.  For 2007, capital expenditures are expected to be inline with 2006.  The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2005 or in 2006.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      Net cash provided by operating activities was $4,568,000 for 2006, compared to $7,597,000 for 2005. The decrease of cash from operating activities resulted primarily from higher inventory levels during the year related to the acquisitions of Gradall, VacAll and Nite-Hawk.

      Net cash provided by financing activities was $45,359,000 for 2006, compared to net cash provided of $11,168,000 for 2005.  The difference was mainly from increased borrowing under the Company's revolving line of credit during 2006 for the acquisitions of Gradall, VacAll and Nite-Hawk.

        On August 25, 2004, the Company entered into a five year $70 million Amended and Restated Revolving Credit Agreement (the "Credit Agreement") with its lenders, Bank of America, JPMorgan Chase Bank and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The Credit Agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.

      On February 3, 2006, the Company amended and restated the Credit Agreement to increase the Company's existing available borrowings from $70 million to $125 million.  Pursuant to the terms of the Credit Agreement, the Company has the ability to request an increase in commitments by $25 million.  In addition, the Credit Agreement was modified in other respects, including reducing the asset coverage ratio and lowering the interest margins.

      On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, (the "Amended and Restated Revolving Credit Agreement"), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.  At December 31, 2006, the Company was in compliance with all of its debt covenants.

      As of December 31, 2006, there was $75,000,000 borrowed under the Amended and Restated Revolving Credit Agreement.  At December 31, 2006, $2,494,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in approximately $30,000,000 in available borrowings.

      There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for the Company's Canadian operation in the amount of 3,500,000 Canadian dollars, and one for the Company's Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2006 there were no British pounds borrowed against the European line of credit, 1,822,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars outstanding under its facility.  The Canadian facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Exchange Act.  If and when this shelf registration statement is declared effective by the SEC, the Company believes that it will provide us with the flexibility to raise additional capital in the future.

        Management believes that the Company's ability to internally generate funds from operations and secure financing from external sources will be sufficient to meet the Company's cash requirements for the foreseeable future.

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

New Accounting Standards and Disclosures

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance will be effective for the Company on January 1, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.  We anticipate that the adoption of the provisions of FIN48 will not have a material impact on our financial statements and will consist of reclassification of certain income tax related liabilities in our financial statements.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R) ("Statement 158").  Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.  On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158.  The effect of adopting Statement 158 on the Company's financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements.  Statement 158 did not have an effect on the Company's consolidated financial condition at December 31, 2005 or 2004.  Statement 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan.  See Note 12 for further discussion of the effect of adopting Statement 158 on the Company's consolidated financial statements.

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

Contractual and Other Obligations

      The following table shows the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2006:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$77,533	$2,516	$75,017	$-	$-
Capital Lease Obligations	4,332	823	1,742	1,767	-
Interest Obligations	6,204	450	5,627	97	30
Operating Lease Obligations	3,434	1,391	1,520	519	4
Purchase Obligations	76,086	76,086	-	-	-
Total	$167,589	$81,266	$83,906	$2,383	$34

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

(E)  Purchase Obligations means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time.  We expect to make a cash contribution to our pension plans in 2007.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis.  The Company has a secured interest on most of its wholegoods that each customer purchases.  This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This also allows Alamo Group to maintain only a reserve over its cost which usually represents the margin on the original sales price.

      The allowance for doubtful accounts balance was $1,889,000 at December 31, 2006, and $2,064,000 at December 31, 2005.

Sales Discounts

      At December 31, 2006 the Company had $6,849,000 in reserves for sales discounts compared to $7,533,000 at December 31, 2005 on product shipped to our customers under various promotional programs.  The decrease was due primarily to lower agricultural sales that resulted in a reduction of discounts available on the Company's Rhino and M&W products ordered during the pre-season program, which ran from July to December of 2006 and are shipped through the second quarter of 2007.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program actually take the discount that is available.

Inventories - Obsolete and Slow Moving

      The Company had a reserve of $7,594,000 at December 31, 2006 and $5,472,000 at December 31, 2005 to cover obsolete and slow moving inventory.  The increase was mainly due to the acquisition of Gradall and to exchange rate fluctuations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days for parts.

      Warranty reserve, as a percent of sales, is generally calculated by looking at the current twelve months' expenses and prorating that amount based on twelve months' sales with a ninety-day to six-month lag period.  The Company's historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The current liability warranty reserve balance was $4,519,000 at December 31, 2006 and $2,833,000 at December 31, 2005.  A long-term warranty liability of $261,000 relating to Gradall excavators and Schwarze sweepers existed at December 31, 2006 with a life range of 1 to 5 years.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency cash receipts over a period of six months.  As of December 31, 2006, the Company had $3,810,000 outstanding in forward exchange contracts related to accounts receivable; additionally, there was an exchange contract of $9,025,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $1,925,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2006, the foreign currency hedge agreements were in an unfavorable position by approximately $7,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2006, was a loss of $5,000 in accumulated other comprehensive income with a deferred income tax of $2,000.  At December 31, 2006, the fair value of the hedge agreements was in an favorable position; therefore, the derivative financial instruments were recorded as a gain of $46,000.  Accumulated other comprehensive income was adjusted to an accumulated gain of $28,000 and the deferred income tax was adjusted to an $18,000 tax liability.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $5,000 of existing losses in accumulated other comprehensive income, net of taxes, during the year ended December 31, 2006.

Exposure to Exchange Rates

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of its products in international markets.  Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations.  At December 31, 2006, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $3,897,000 for the year ended December 31, 2006.  Comparatively, at December 31, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,634,000 for the year ended December 31, 2005.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2006 was a gain of $7,572,000.  On December 31, 2006, the British pound closed at .5107 relative to the U.S. dollar, and the Euro closed at .7575 relative to the U.S. dollar.  By comparison, on December 31, 2005, the British pound closed at .5812 relative to the U.S. dollar, and Euro closed at .8446 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2006 average interest rate under these borrowings, the Company's 2006 interest expense would have changed by approximately $1,500,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 43 through 69 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President and Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

      Changes in Internal Controls over Financial Reporting.  There have not been any changes in Alamo's internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act, during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Alamo's internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

      There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."  See also the information under the caption "Executive Officers of the Company" in Part I of this Report.

      The Board of Directors has delegated certain responsibilities to three Committees of the Board.  The Committees are the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The Board of Directors has also adopted Corporate Governance guidelines and a Code of Conduct and Ethics for all employees, including the Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and those individuals performing similar functions.

      The Committee Charters, Code of Conduct and Ethics and Corporate Governance guidelines may be found on the Company's website (www.alamo-group.com) under the "Our Commitment" tab and are also available without charge in print by sending your request to the Corporate Secretary, Alamo Group Inc., 1502 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company.  The telephone number is 830-379-1480.  The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules either the SEC or the New York Stock Exchange ("NYSE"), on the Company's website.

      Because Alamo Group's common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Alamo Group of the corporate governance listing standards of the exchange.  Our chief executive officer made his annual certification to that effect to the NYSE on May 10, 2006.  In addition, Alamo Group has filed, as exhibits to this Annual Report on Form 10-K, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Alamo Group's public disclosure.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

COMPENSATION DISCUSSION AND ANALYSIS

      This section provides information regarding the compensation program in place for the Company's principal executive officer, principal financial officer and the three most highly-compensated executive officers other than the principal executive officer and principal financial officer ("Named Executive Officers" or "NEOs") for 2006.  It includes information regarding, among other things, the overall objectives of the Company's compensation program and each element of compensation that we provide.

Objectives of Our Compensation Program

      The Compensation Committee of our Board of Directors (the "Committee") has responsibility for establishing, implementing, monitoring and approving the compensation program for our executive officers.  The Committee acts pursuant to a charter that has been approved by the Board.

      The compensation program for the executive officers is designed to attract, retain and reward talented executives who have the experience and ability to contribute materially to the long-term success and thereby build value for the Company's stockholders. The program is intended to motivate each participant to achieve a higher level of customer satisfaction, increased market penetration and efficient utilization of assets and employees in the participant's area of responsibility.  These factors are considered subjectively in the aggregate and none of the factors is accorded a specific weight.

      The Committee also considers the contributions of each officer to the success of the Company's business in recent years and to its foundation for sustained earnings growth.  It also believes that executive compensation packages provided by the Company to its executives, including the NEOs, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in the Compensation Decisions

      The Committee makes all decisions regarding compensation for the executive officers including the NEOs and recommends approval to the Board of Directors regarding equity awards to all elected officers of the Company as well as key managers.  Decisions regarding compensation for key managers are made by the Chief Executive Officer and other executive officers of the Company.

      The Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the Committee).  The recommendations based on these reviews, including salary adjustments and annual award amounts, are presented to the Committee.  The Committee reviews these recommendations and can exercise its discretion in modifying and recommending adjustments or awards to executives.  The final reviews are then recommended for approval by the Committee to the Board of Directors.

Components of Executive Compensation

      For the fiscal year ended December 31, 2006, the principal components of compensation for our executive officers, including our NEOs , were:

  Base salary

  Incentive Compensation Plan

  Stock Option Program

  Perquisites

  Other benefits

Base Salary

      The Company provides named executive officers including NEOs and other key managers with base salaries to compensate them appropriately for services rendered during the fiscal year.     The Committee primarily considers the following for each of the executive officers including NEOs and key managers:

  the Company's performance and individual contributions to that performance;

  experience in the position;

  periodically review of survey data on similar positions with comparable companies;

  internal equities among positions; and

  in selected cases, other relevant factors may be considered.

      Base salary levels were determined by the Committee in February 2006, most of which were effective May 1, 2006, and again in February 2007, generally to be effective May 1, 2007.  Any review of promotions or other changes in job responsibilities are also typically considered during this timeframe.

      The base salary level for Ronald A. Robinson, President and Chief Executive Officer was set by the Committee in February 2006, effective May 1, 2006, at $375,000 per annum and was reset at $400,000 in February 2007 to be effective May 1, 2007.  The base salary levels for all of our executive officers and key managers were determined by the Committee based on those factors described in the preceding paragraphs in February 2006 and February 2007 for effectiveness in May of each year.

Incentive Compensation Plan

      In 1999, the Committee adopted a revised version of the Alamo Group Incentive Compensation Plan ("ICP").  The ICP is a cash incentive plan which allows the Committee to reward certain of the Company's executive officers, including the NEOs, and key managers based upon three factors:

  the overall performance of the Company;

  the performance of the segment of the Company or division in which the employee is expected to contribute; and

  the individual performance of the employee.

      In February of each year, the Committee reviews with the Company's executive officers proposed changes if any to the ICP plan and then adopts the plan for the current year.  The Committee, in its sole discretion, is entitled to interpret the plan.  Bonuses under the plan are not deemed earned until paid.

      ICP bonus payments include a 75% objective component, with the remaining 25% based on subjective criteria.  All bonuses under the Plan are accrued and expensed monthly during each Plan Year and paid within 75 days after the end of the Plan Year.

      The objective component of the ICP is based on the relationship between Actual Earnings and Target Earnings for the Company or each division or subsidiary.  Target Earnings for the Company and its divisions and subsidiaries are approved at the beginning of each Plan Year by the Compensation Committee of the Board of Directors based on management's projected target earnings which is based on judgment of reasonable targets considering the performance of comparable businesses, anticipated market conditions and appropriate goals for both earnings growth and return on capital.

      Generally, Target Earnings are the Company or divisions or subsidiaries' projected earnings before interest and taxes (EBIT) which includes an appropriate accrual to cover the projected payouts under the ICP Plan.  Actual Earnings are the actual earnings before interest and taxes (EBIT) calculated in a manner consistent with the Target Earnings and including adequate accruals to cover all projected payouts under the ICP Plan.  Actual and or Target Earnings for any given year are subject to change by the Committee if the Committee deems it appropriate to adjust for the effect of items such as extraordinary additions to or reversals of reserves, acquisitions and divestitures, gains or losses from the sale of assets, and operating income and expenses of discontinued operations.

      Actual payments under the objective components of the ICP can range from 0% to 150%, on the basis of performance, from 70% (threshold) to 125% (maximum) of the Target Earnings established by the Committee as follows:

Percent of Target Earnings	Payment Level	Incremental % Change
70% - 80%	0 to40%	4%
80% - 90%	40 to 90%	5%
90% - 100%	90 to 100%	1%
100% - 125%	100 to 150%	2%

      In each of the above brackets of Actual Earnings to Target Earnings, the Actual ICP Bonus Earned as a % of the Target Bonus is graduated by the Incremental ICP change to determine the Actual ICP Bonus Earned (rounded to the nearest dollar).

      In February 2007, pursuant to the ICP, the Committee approved total incentive payments applicable to 2006 of $1,126,887 to participating employees.  These payments were expensed in 2006 and paid in March 2007.  Incentive payments expensed in 2005 and paid in March 2006 totaled $620,346.  Included in these totals were ICP payments to Ronald A. Robinson, President and Chief Executive Officer, of $105,469 and $295,547, applicable to 2006 and 2005 respectively.

      Awards made to the NEOs under the ICP for performance in 2006 are reflected in the "Bonus" column of the Summary Compensation Table on page 16 of the 2007 Proxy Statement.

Stock Option Program

The Stock Option Program assists the Company by:

  enhancing of the link between the creation of  stockholder value and our executive incentive compensation,

  an opportunity for increased ownership by executives; and

  maintaining competitive levels of total compensation.

      From time to time the Committee has recommended and the Board of Directors has granted qualified and non-qualified stock options to executive officers including the NEOs, key employees and directors.  Stock option award levels vary among participants based on their positions within the Company. Options, when granted are generally granted quarterly.

      Options are granted at the New York Stock Exchange's closing price of the Company's stock on the effective date of grant and thus will have no ultimate value unless the value of the Company's stock appreciates.  The Company has never granted options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor has it granted options which are priced on a date other than the effective date of the grant. We do not grant options during blackout periods, when insider transactions are prohibited; options are generally granted at the Company's closing market price on the third business day after the Company's press release announcement of earnings or disclosure of other material non-public information.  Newly hired executive officers who are eligible to receive options are awarded such options at the next regularly scheduled Committee meeting following their hire date.  The Committee believes these options provide a significant incentive for the option holders to enhance the value of the Company's Common Stock by continually improving the Company's performance.

      All options granted by the Committee become vested and exercisable for up to 20% of the total optioned shares after one year following the grant and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  The options have a term of 10 years.  Upon termination or retirement of an employee or Director, the option holder has 30 days to exercise vested shares except in the case of death (subject to one year limitation).  On any options granted after February 2006, and if the employee or Director is at least 62 years of age and has 5 years of service with the Company, then all outstanding options would become fully vested upon termination of employment (not for cause) or retirement

Perquisites

      The Company's executive officers, including NEOs and key managers receive various perquisites provided by or paid for by the Company.  These perquisites can include, memberships in social and professional clubs, car allowances, a 401k restoration plan, and some gross up payments equal to the taxes payable on certain perquisites.

  Club memberships - reimbursement for dues and business expenses, usually negotiated at start of employment.

  Car Allowances/Company Vehicle - an allowance paid monthly for usage of personal vehicle or a company vehicle is provided where required also usually negotiated at start of employment.

  401k Restoration Plan - provides a supplemental compensation benefit to a select group of executive officers and highly compensated employees who cannot participate at the same level as other employees of the Company.

  Gross up payments - provided in certain limited situations such as relocation expenses that are a taxable event.

      We provide these perquisites because, in many cases, such as membership in social and professional clubs, the perquisites are often used by the executives for business related activities and entertainment, and these perquisites are provided by many companies in the Peer Group to their named executive officers and are therefore necessary to enable the Company to retain and recruit capable managers.

      The Committee reviews the perquisites provided to its executive officers including NEOs on an annual basis, in an attempt to ensure that they continue to be appropriate in light of the Committee's overall goal of designing a compensation program for executive officers.

Other Benefits

      Executive officers participate in all other benefits generally offered to employees.

      From time to time we have entered into severance agreements with certain members of the senior management team, including the executive officers.  These agreements provide for payments and other benefits if the officer's employment terminates for a qualifying event or circumstance, such as being terminated without "Cause" or leaving employment for "Good Reason," as these terms are defined in the severance agreements.  None of the NEOs have severance agreements at this time.  The Committee believes that under certain circumstances severance agreements will help to secure the continued employment and dedication of the executive officers, notwithstanding any concern that they might have at such time regarding their own continued employment.

Tax Implications

      As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes.  For fiscal 2006, there were no salaries in excess of $1,000,000 for any named executive officer of the Company.

      The Company does not currently provide to the executive officers any other compensation components such as long-term grant programs, or deferred compensation.

Accounting for Stock-Based Compensation

      Beginning on January 1, 2006, the Company began accounting for stock-based payments relating to its Stock Option Program in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors of Alamo Group Inc. oversees the Company's compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Proxy Statement.

      In reliance on the review and discussions referred above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Stockholders, each of which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE
William R. Thomas, Chairman
Jerry E. Goldress, Member
David H. Morris, Member
James B. Skaggs, Member

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

Information on Alamo Group Inc.'s Equity Compensation Plans

      The following table provides information on the shares that are available under the Company's stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

      The numbers in the table are as of December 31, 2006, the last day of Alamo Group Inc.'s 2006 fiscal year.

Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column)

Plans approved by stockholders

First Amended and Restated 1994 Incentive Stock Option Plan	123,400	$12.01	___

First Amended and Restated 1999 Non- Qualified Stock Option Plan	305,000	$10.72	87,500

2005 Incentive Stock Option Plan	88,000	$20.71	412,000

Total	516,400		499,500

Item 13.  Certain Relationships, Related Transactions and Director Independence

      There were no such reportable relationships or related transactions in the fiscal year ended December 31, 2006.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The remaining balances at December 31, 2006 and 2005 were $462,000 and $505,000, respectively, and are included in the Accrued Liabilities section of the Company's balance sheets.

      Information regarding director independence is set forth under the caption "Proposal 1. - "Election of Directors" in the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption "Proposal 2. - Appointment of Auditors" in the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders and such information is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

      The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements on page 30 of this Report.

Financial Statement Schedules

      All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

      Exhibits - The following exhibits are incorporated by reference to the filing indicated or are included following the index to Exhibits.

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits	Exhibit Title	Documents

2.1	Asset Purchase Agreement, dated February 3, 2006, between the Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
3.1	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	By-Laws of Alamo Group Inc.	Filed as Exhibit 3.2 to Form 10-K, March 29, 1996
10.1	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
10.8	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.9	Supply Agreement, dated February 3, 2006, between Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 10.1 to Form 8-K, February 8, 2006
10.10	Transition Services Agreement, dated February 3, 2006, between Alamo Group Inc. and JLG Industries Inc.	Filed as exhibit 10.2 to Form 8-K, February 8, 2006
10.11	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank.	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.12	Registration statement with the Securities and Exchange Commission to register 2,300,000 shares of common stock for offer and sale by Alamo Group.	Filed Form S-3, July 27, 2006
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of Ernst & Young LLP	Filed Herewith
31.1	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                ALAMO GROUP INC.

Date:  March 12, 2007                                                          By:  /s Ronald A. Robinson

     Ronald A. Robinson

     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on 12th day of March, 2007.

Signature	Title

/s/ Donald J. Douglass
Donald J. Douglass	Chairman of the Board and Director
/s/ Ronald A. Robinson
Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer)
/s/ Dan E. Malone
Dan E. Malone	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Richard J. Wehrle
Richard J. Wehrle	Vice President and Controller (Principal Accounting Officer)
/s/ Jerry E. Goldress
Jerry E. Goldress	Director
/s/ David W. Grzelak
David W. Grzelak	Director
/s/ David H. Morris
David H. Morris	Director
/s/ James B. Skaggs
James B. Skaggs	Director
/s/ William R. Thomas
William R. Thomas	Director

Report of Management on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gradall Industries, Inc. ("Gradall"), and Nite-Hawk Sweepers, LLC ("Nite-Hawk"), which are included in the 2006 consolidated financial statements of Alamo Group Inc. and constituted $71.8 million and $52.5 million of total and net assets, respectively, as of December 31, 2006 and $94.4 million and $2.7 million of sales and net income, respectively, for the year then ended. Gradall and Nite-Hawk were acquired by Alamo Group Inc. during 2006.  Based on this assessment, the Company's management concludes that, as of December 31, 2006, the Company's internal controls, over financial reporting were effective based on the framework in Internal Control - Integrated Framework.

      Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

Date: March 7, 2007	/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President and
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President, Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Alamo Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Alamo Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gradall Industries Inc. and Nite-Hawk Sweepers LLC, which were acquired in 2006 and included in the 2006 consolidated financial statements of Alamo Group Inc. and constituted $71.8 million and $52.5 million, of total and net assets, respectively, as of December 31, 2006 and $94.4 million and $2.7 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Alamo Group Inc. also did not include an evaluation of the internal control over financial reporting of Gradall Industries Inc. and Nite-Hawk Sweepers LLC.

In our opinion, management's assessment that Alamo Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of Alamo Group Inc., based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Alamo Group Inc. and subsidiaries and our report dated March 7, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP
San Antonio, Texas
March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alamo Group Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2007, expressed an unqualified opinion thereon.

                                                                                                Ernst & Young LLP

San Antonio, Texas
March 7, 2007

Alamo Group Inc. and Subsidiaries
 Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,169	$7,073
Accounts receivable, net	97,825	85,368
Inventories	116,175	77,013
Deferred income taxes	2,293	2,296
Prepaid expenses	2,309	2,331
Total current assets	220,771	174,081

Property, plant and equipment	111,159	95,318
Less: Accumulated depreciation	(53,788)	(52,790)
	57,371	42,528

Goodwill	42,336	26,416
Intangible Assets	4,185	689
Assets held for sale	341	721
Other assets	1,630	1,781

Total assets	$326,634	$246,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$34,019	$26,518
Income taxes payable	(1,310)	807
Accrued liabilities	23,755	18,608
Current maturities of long-term debt	3,339	2,997
Total current liabilities	59,803	48,930

Long-term debt, net of current maturities	78,526	30,912
Defined pension liability	4,270	-
Other long-term liabilities	2,614	-
Deferred income taxes	(313)	2,898
Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,804,109 and 9,792,759 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	980	979
Additional paid-in capital	52,400	51,736
Treasury stock, at cost; 42,600 shares at December 31, 2006 and December 31, 2005.	(426)	(426)
Retained earnings	113,407	104,261
Accumulated other comprehensive income	15,373	6,926
Total stockholders' equity	181,734	163,476

Total liabilities and stockholders' equity	$326,634	$246,216

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net sales:
North American
Industrial	$232,462	$128,057	$116,305
Agricultural	106,076	125,880	129,254
European	117,956	114,173	96,612
Total net sales	456,494	368,110	342,171

Cost of sales	366,604	289,353	266,995
Gross profit	89,890	78,757	75,176

Selling, general and administrative expenses	66,858	59,868	52,478
Restructuring Costs	-	489	-
Income from operations	23,032	18,400	22,698

Interest expense	(6,912)	(3,041)	(2,049)
Interest income	796	825	724
Other income (expense), net	59	555	(791)
Income before income taxes	16,975	16,739	20,582

Provision for income taxes	5,487	5,448	7,186
Net income	$11,488	$11,291	$13,396

Net income per common share:
Basic	$1.18	$1.16	$1.38
Diluted	$1.16	$1.14	$1.36
Average common shares:
Basic	9,756	9,746	9,731
Diluted	9,925	9,908	9,864

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders'
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2003	9,727	$977	$51,439	$(426)	$84,249	$7,828	$144,067

Net income	-	-	-	-	13,396	-	13,396
Net derivative loss, net of taxes of $8	-	-	-	-	-	(12)	-
Reclassification adjustment for gain included in net income, net of taxes of $46	-	-	-	-	-	(82)	-
						(94)
Translation adjustment	-	-	-	-	-	5,660	5,566
Total comprehensive income		-	-	-	-	-	18,962
Exercise of stock options	11	1	138	-	-	-	139
Dividends paid ($.24 per share)	-	-	-	-	(2,336)	-	(2,336)
Balance at December 31, 2004	9,738	$978	$51,577	$(426)	$95,309	$13,394	$160,832

Net income	-	-	-	-	11,291	-	11,291
Net derivative loss, net of taxes of $2	-	-	-	-	-	(5)	-
Reclassification adjustment for gain included in net income, net of taxes of $8	-	-	-	-	-	12	-
						7
Translation adjustment	-	-	-	-	-	(6,475)	(6,468)
Total comprehensive income		-	-	-	-	-	4,823
Exercise of stock options	12	1	159	-	-	-	160
Dividends paid ($.24 per share)	-	-	-	-	(2,339)	-	(2,339)
Balance at December 31, 2005	9,750	$979	$51,736	$(426)	$104,261	$6,926	$163,476

Net income	-	-	-	-	11,488	-	11,488
Net derivative gain, net of taxes of $18	-	-	-	-	-	28	-
Reclassification adjustment for gain included in net income, net of taxes of $2	-	-	-	-	-	5	-
						33

Translation adjustment	-	-	-	-	-	7,539	7,572
Total comprehensive income	-	-	-	-	-	-	19,060
Adoption of FASB Statement No. 158, net of taxes of $536	-	-	-	-	-	875	875
Stock Based Compensation	-	-	534	-	-	-	534
Exercise of stock options	11	1	130	-	-	-	131
Dividends paid ($.24 per share)	-	-	-	-	(2,342)	-	(2,342)
Balance at December 31, 2006	9,761	$980	$52,400	$(426)	$113,407	$15,373	$181,734

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Operating Activities
Net income	$11,488	$11,291	$13,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	538	874	665
Depreciation	9,036	6,241	6,012
Amortization	162	215	285
Stock-based compensation expense	534	-	-
Excess tax benefits from stock-based payment arrangements	(180)	-	-
Provision for deferred income tax (benefit) expense	1,137	(581)	1,846
Realized (gain) loss on sale of company	-	-	435
Gain on sale of equipment	(450)	(144)	(120)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,917)	(5,651)	(14,764)
Inventories	(11,727)	(5,316)	(2,522)
Prepaid expenses and other	557	(670)	3,944
Trade accounts payable and accrued liabilities	(2,691)	1,604	5,053
Income taxes payable	(2,277)	(266)	(675)
Other long-term liabilities	358	-	-
Net cash provided by operating activities	4,568	7,597	13,555

Investing Activities
Acquisitions, net of cash acquired	(45,079)	(5,668)	(3,910)
Purchase of property, plant and equipment	(12,065)	(8,705)	(6,067)
Proceeds from sale of property, plant and equipment	1,673	246	214
Proceeds of long-term investment	352	-	491
Proceeds from sale of company	-	-	625
Net cash used by investing activities	(55,119)	(14,127)	(8,647)

Financing Activities
Net change in bank revolving credit facility	48,000	14,000	(1,000)
Principal payments on long-term debt and capital leases	(610)	(652)	(2,832)
Proceeds from issuance of long term debt	-	-	761
Dividends paid	(2,342)	(2,339)	(2,336)
Proceeds from sale of common stock	131	159	139
Excess tax benefits from stock-based payment arrangements	180	-	-
Net cash provided (used) by financing activities	45,359	11,168	(5,268)

Effect of exchange rate changes on cash	288	(145)	(341)
Net change in cash and cash equivalents	(4,904)	4,493	(701)
Cash and cash equivalents at beginning of the year	7,073	2,580	3,281
Cash and cash equivalents at end of the year	$2,169	$7,073	$2,580

Cash paid during the year for:
Interest	$6,385	$2,670	$1,904
Income taxes	6,940	6,600	6,669

See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture.  The Company's products include tractor-mounted mowing and other vegetation maintenance equipment, excavators, street sweepers, agricultural implements and related after-market parts and services.

      The Company manages its business in three principal reporting segments: Agricultural, Industrial and European, which are discussed in Footnotes 13 and 14.

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

      The Company enters into foreign currency forward contracts to hedge its exposure to material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2006, the Company had $3,810,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $9,025,000 relating to a short-term inter-company cash transfer maturing in January 2007.  The maximum exposure of the December 31, 2006 contracts that the Company expects to incur during the first quarter of 2007 is approximately a $28,000 gain net of taxes.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2006, 2005 and 2004, such transactions netted a loss of $55,000, a gain of $234,000, and a loss of $227,000, respectively.

Cash Equivalents

      Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.oncentrations of Credit Risk

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

Goodwill

      On January 1, 2002, the Company adopted statement FAS 142 and established its annual review for impairment as of December 31.  Based on the analysis completed, at December 31, 2006, the Company's review indicated no impairment of Goodwill and Other Intangible Assets and no write-off was required.  The Company will review for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2006, the net book value of goodwill was $42,336,000, and at December 31, 2005, the net book value was $26,416,000.  The increase was mainly due to goodwill from acquisitions in 2006 of $5,833,000 from Gradall, $6,191,000 from VacAll and $2,753,000 from Nite-Hawk and changes in currency exchange rates.

Intangible Assets

      The Company owns various U.S. and international patents and trademarks which had a net book value of $4,185,000 as of December 31, 2006 and $689,000 as of December 31, 2005.  It expensed approximately $104,000 in 2006, $103,000 in 2005, and $95,000 in 2004 as amortization against these patents.  While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The increase was due to the addition of $3,600,000 for the Gradall trademark which life was determined to be indefinite by a third party appraisal company.  Lives of all other patents and trademarks are definite.

Long-Term Investments

      At December 31, 2006, the Company had $806,000 invested in a Small Business Investment Company which is recorded in Other assets.  The Small Business Investment Company sold one of its investments in 2004 and one in 2006.  In addition, the Company received a dividend payment of $352,000 in 2006 and $491,000 in 2004, which were treated as a return of capital.  Also, the Company wrote down the asset by $150,000 in the first quarter of 2004.  The remaining balance of $806,000 plus $150,000 was received on January 31, 2007.

Pensions

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, Alamo Group Inc. assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees' Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by JLG, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employee's Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG, (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

      In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)."  FAS 158 requires us to recognize the funded status of the defined benefit pension plans as a liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Related Party Transactions

      There were no reportable relationships or related transactions in the fiscal year ended December 31, 2006.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2006 and 2005 were $462,000 and $505,000, respectively, and are included in the Accrued liabilities section of the Company's balance sheet.

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

Accounting for Internal Use Software

      The Company has purchased and capitalized software costing approximately $2,103,000, net of depreciation, at December 31, 2006 and approximately $1,370,000, net of depreciation, at December 31, 2005.  Software depreciation expense was $577,000 and $493,000 in 2006 and 2005, respectively.  The internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of three to seven years.

Shipping and Handling Costs

      The Company's policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2006, 2005 and 2004 was approximately $4,138,000, $3,564,000 and $3,294,000, respectively.  Advertising and marketing expense is included in Selling, General and Administrative expenses ("SG&A").

Research and Development

      Product development and engineering costs charged to SG&A amounted to $4,799,000, $3,132,000, and $3,075,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

      The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("Statement 123(R)"), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

      As a result of adopting Statement 123(R), the Company's income before income taxes was $534,000 lower and net income was $330,000 lower for the year ended December 31, 2006, than if the Company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.21 and $1.19, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.18 and $1.16, respectively.

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

     The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	December 31,
(In thousands, except per share amounts)	2005	2004

Net income as reported	$11,291	$13,396

Less: Total Stock Based Compensation expense determined under fair value based method (tax affected)	(320)	(343)

Pro forma net income	$10,971	$13,053
Earnings per share (basic)
As reported	$1.16	$1.38
Less: Fair Value of Compensation Cost	(0.03)	(0.04)

Pro forma earnings per share (basic)	$1.13	$1.34
Earnings per share (diluted)
As reported	$1.14	$1.36
Less: Fair Value of Compensation Cost	(0.03)	(0.04)
Pro forma earnings per share (diluted)	$1.11	$1.32

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2006, 2005, and 2004:

	December 31,
	2006	2005	2004

Risk-free interest rate	4.79%	3.89%	4.25%
Dividend Yield	1.07%	1.21%	2.00%
Volatility Factors	34.5%	33.5%	250.0%
Weighted Average Expected Life	5.0 years	5.0 years	5.0 years

2.  RESTRUCTURING COSTS

      On December 5, 2005, the Company announced that as a part of its ongoing effort to reduce costs and improve efficiencies, it was closing its Holton, Kansas facility which produced agricultural mowing equipment and relocating this production to its Gibson City, Illinois plant.  The closure was completed in the second quarter of 2006.

      The Company expensed $489,000 for restructuring costs in the fourth quarter of 2005.  This amount is comprised of severance and performance bonuses.  As of December 31, 2006, the balance in the reserve for restructuring costs is zero.

3.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(In thousands, except per share amounts)	2006	2005	2004

Net income	$11,488	$11,291	$13,396

Average common shares:
Basic (weighted-average outstanding shares)	9,756	9,746	9,731

Dilutive potential common shares from stock options	169	162	133
Diluted (weighted-average outstanding shares)	9,925	9,908	9,864

Basic earnings per share	$1.18	$1.16	$1.38

Diluted earnings per share	$1.16	$1.14	$1.36

      Stock options totaling 8,745 shares in 2006, 19,250 shares in 2005 and 14,012 shares in 2004 were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2006, 2005 and 2004, which made them antidilutive.

4.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2006
Allowance for doubtful accounts	$ 2,064	$ 538	$ 147	$ (860)	$ 1,889
Reserve for sales discounts	7,533	19,578	16	(20,278)	6,849
Reserve for inventory obsolescence	5,472	1,348	1,881	(1,107)	7,594
2005
Allowance for doubtful accounts	$ 1,832	$ 755	$ (384)	$ (139)	$ 2,064
Reserve for sales discounts	6,786	21,945	422	(21,620)	7,533
Reserve for inventory obsolescence	4,947	477	1,374	(1,326)	5,472
2004
Allowance for doubtful accounts	$ 1,708	$ 582	$ 151	$ (609)	$ 1,832
Reserve for sales discounts	4,940	20,037	(167)	(18,024)	6,786
Reserve for inventory obsolescence	4,613	(130)	1,042	(578)	4,947

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

      The allowance for doubtful accounts balance was $1,889,000 at December 31, 2006, and $2,064,000 at December 31, 2005.

Sales Discounts

      At December 31, 2006 the Company had $6,849,000 in reserves for sales discounts compared to $7,533,000 at December 31, 2005 on product shipped to our customers under various promotional programs.  The decrease was due primarily to lower agricultural sales that resulted in a reduction of discounts available on the Company's Rhino and M&W products which are ordered during the pre-season program, and ran from July to December of 2006 and are shipped through the second quarter of 2007.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program actually take the discount that is available.

Inventories - Obsolete and Slow Moving

      The Company had a reserve of $7,594,000 at December 31, 2006 and $5,472,000 at December 31, 2005 to cover obsolete and slow moving inventory.  The increase was mainly due to the acquisition of Gradall and to exchange rate fluctuations.  The obsolete and slow moving policy inventory states that the reserve is to be calculated as follows: 1) no inventory usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

5.  INVENTORIES

      Inventories valued at LIFO cost represented 59% and 46% of total inventory for the years ended December 31, 2006 and 2005, respectively.  The excess of current costs over LIFO-valued inventories was $8,649,000 and $7,912,000 at December 31, 2006 and December 31, 2005, respectively.  The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2006, 2005 and 2004 was an increase to cost of sales of $737,000, $262,000 and $2,797,000, respectively.  Inventories consisted of the following on a cost basis net of reserves:

	December 31,
(in thousands)	2006	2005
Finished goods and parts	$99,882	$63,611
Work in process	9,574	6,577
Raw materials	6,719	6,825
	$116,175	$77,013

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2006	2005	Useful Lives
Land	$8,687	$6,711
Buildings and improvements	43,930	38,584	10-20 yrs.
Machinery and equipment	40,524	34,993	3-15 yrs.
Office furniture and equipment	9,937	8,322	3-7 yrs.
Computer Software	4,267	2,956	3-7 yrs.
Transportation equipment	3,814	3,752	3 yrs.
	111,159	95,318

Accumulated depreciation	(53,788)	(52,790)
	$57,371	$42,528

      Property, plant and equipment at December 31, 2006 and December 31, 2005, include $9,977,000 and $8,903,000, respectively, for buildings, machinery and equipment and land held under capital leases.  Accumulated depreciation relating to the capital leases at December 31, 2006 and 2005 were $1,476,000 and $856,000 respectively.  Amortization related to the capital lease is included in depreciation expense.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2006	2005
Salaries, wages and bonuses	$8,857	$4,969
Warranty	4,519	2,833
State taxes	3,472	3,736
Retirement	1,585	1,449
Accrued interest	1,529	594
Restructuring Costs	-	489
Other	3,793	4,538
	$23,755	$18,608

8.  LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2006	2005
Bank revolving credit facility	$75,000	$27,000
Capital lease obligations	4,332	4,443
Other notes payable	2,533	2,466
Total long-term debt	81,865	33,909
Less current maturities	3,339	2,997
	$78,526	$30,912

        On August 25, 2004, the Company entered into a five-year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank and Guaranty Bank.  This contractually committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates.  Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions.  The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.

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

      On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, (the "Amended and Restated Revolving Credit Agreement"), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.  At December 31, 2006, the Company is in compliance with all of its debt covenants.

      As of December 31, 2006, there was $75,000,000 borrowed under the revolving credit facility.  At December 31, 2006, $2,494,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in approximately $30,000,000 of available borrowings.

      There are three smaller additional lines of credit, one for the Company's European operation in the amount of 4,000,000 British pounds, one for our Canadian operation in the amount of 3,500,000 Canadian dollars, and one for our Australian operation in the amount of 1,300,000 Australian dollars.  As of December 31, 2006 there were no British pounds borrowed against the European line of credit, 1,822,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      Management believes that the revolving credit facility and the Company's ability to internally generate funds from operations should be sufficient to meet the Company's cash requirements for the foreseeable future.

      The aggregate maturities of long-term debt, as of December 31, 2006, are as follows: $3,339,000 in 2007; $871,000 in 2008; $75,888,000 in 2009; $944,000 in 2010; and $823,000 in 2011 and none thereafter.

      The fair value of the Company's debt is based on secondary market indicators.  Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

9.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2006	2005	2004
Income before income taxes:
North American - U.S.	$6,838	$5,331	$10,203
International	10,137	11,408	10,379
	$16,975	$16,739	$20,582

      The provision for income taxes consists of:

	December 31,
(in thousands)	2006	2005	2004
Current:
Federal	$927	$2,090	$3,229
Foreign	3,005	3,649	1,741
State	276	290	370
	4,208	6,029	5,340
Deferred:
Federal	1,116	(588)	476
Foreign	163	7	1,370
	1,279	(581)	1,846
Total income taxes	$5,487	$5,448	$7,186

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2006	2005	2004
Statutory U.S. federal tax at 34%	$5,771	$5,691	$6,998
Increase (reduction) from:
Non-U.S. taxes	(279)	(223)	(418)
U.S. State taxes	182	191	244
Other	(187)	(211)	362
Provision for income taxes	$5,487	$5,448	$7,186
Actual tax rate	32%	33%	35%

At December 31, 2006, the Company had unremitted earnings of international subsidiaries of $59,086,000.  These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or can be remitted without substantial additional tax.  Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practical to determine the amount of this liability.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2006	2005
Current:
Deferred tax assets:
Inventory	$107	$(1,060)
Accounts receivable	1,509	1,689
Insurance	403	457
Other	1,779	1,595
	3,798	2,681

Deferred tax liabilities	$(1,505)	$(385)

Net current deferred tax asset	$2,293	$2,296
Non-Current:
Deferred tax assets:
Deferred compensation	176	192
Pension	1,625	3
Other	531	542
	2,332	737

Deferred tax liabilities:
Difference between book and tax basis	(2,019)	(3,635)

Net non-current tax asset (liability)	$313	$(2,898)

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance will be effective for the Company on January 1, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.  We anticipate that the adoption of the provisions of FIN48 will not have a material impact on our financial statements and will consist of reclassification of certain income tax related liabilities in our financial statements.

Recent legislative changes in Texas enacted in May 2006, have replaced the current franchise tax with a new margin tax, which is considered to be a tax based on income.  The effective date of this new tax will be for the fiscal year ending December 31, 2007.  This new tax is computed based upon gross margin which is total revenue less either cost of goods sold or compensation as limited to $300,000 per person.  The tax base is capped at 70% of revenues.

10.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  No shares were repurchased in 2005 or 2006.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2006, the Company declared and paid a dividend of $.06 per share.

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

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options.  During the years ended December 31, 2006 and 2005, options to purchase 31,000 shares and 57,000 shares, respectively, were granted under this plan.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2006		2005		2004
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	188,750	$ 14.37	158,850	$ 12.19	146,850	$ 11.13
Granted	31,000	22.39	57,000	19.79	23,000	17.85
Exercised	(5,350)	9.30	(11,100)	13.10	(11,000)	9.91
Cancelled	(3,000)	17.85	(16,000)	12.84	-	-
Options outstanding at end of year	211,400	15.63	188,750	14.37	158,850	12.19
Options exercisable at end of year	99,200	12.15	76,950	10.54	69,650	10.11
Options available for grant at end of year	412,000		443,000		73,200

*Weighted Averages

      Options outstanding and exercisable at December 31, 2006 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	98,400	5.17	$ 10.70	75,600	$ 10.28
$14.38 - $19.79	113,000	8.94	19.92	23,600	18.16
Total	211,400			99,200

*Weighted Averages

Non-qualified Options

      On February 2, 1993, the Company granted non-qualified options for 200,000 shares of common stock to key employees of the Company at $11.50 per share.  Each option became vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  During 2005, 2004 and 2002, no options were exercised, and the remaining 20,000 options expired unexercised on January 30, 2003.

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company's Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President, at an exercise price of $8.9375 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  During 2006, 2005 and 2004, no options were exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2002, 2005 and 2006, 500 shares, 1,000 shares, and 5,000 shares were exercised.  No options were exercised in 2003 or 2004.

      On May 12, 2003, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2006, 1,000 of these options were exercised.

      On May 4, 2005, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

On August 8, 2006, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company's Common Stock to Mr. Grzelak, at an exercise price of $25.02 per share, being the closing price of the Company's Common Stock on the grant date.  The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2006		2005		2004
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	308,500	$ 10.66	289,500	$ 10.04	289,500	$ 10.04
Granted	2,500	25.02	20,000	19.79	-	-
Exercised	(6,000)	13.65	(1,000)	13.96	-	-
Cancelled	-	-	-	-	-	-
Options outstanding at end of year	305,000	10.72	308,500	10.66	289,500	10.04
Options exercisable at end of year	258,500	9.87	242,500	9.60	225,500	9.39
Options available for grant at end of year	87,500		90,000		110,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2006 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	269,000	4.03	$ 9.75	241,000	$ 9.48
$13.96 - $19.79	36,000	7.57	17.97	17,500	15.29
Total	305,000			258,500

*Weighted Averages

The weighted average grant date fair value of options granted during 2006, 2005, and 2004 were $22.59, $19.79 and $17.85, respectively.  As of December 31, 2006 there was $330,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans.  That cost is expected to recognize over a period of five years.

During 2006 and 2005, 6,000 and 1,000 options, respectively, were exercised, $81,900 and $13,960 of cash receipts were received, respectively and tax benefits of $31,000 and $5,000 were realized, respectively, for the tax deductions from the options exercises.

12.  RETIREMENT BENEFIT PLANS

Defined Benefit Plans

      In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, Alamo Group Inc. assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

      The Gradall Company Hourly Employees' Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by JLG, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

      The Gradall Company Employee's Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

Adoption of Statement 158

      On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158.  Statement 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains since the Company acquired Gradall in February 2006, pursuant to the provisions of Statement 87 Employers' Accounting for Pensions.  These amounts will be subsequently recognized in net periodic pension cost pursuant to the Company's accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

      The incremental effects of adopting the provisions of Statement 158 on the Company's statement of financial position at December 31, 2006 are presented in the following table.  The adoption of Statement 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company's operating results in future periods.

(in thousands)	Prior to Adopting Statement 158	Effect of Adopting Statement 158	As Reported at December 31, 2006
Accrued pension liability	$ 5,681	$ (1,411)	$ 4,270
Deferred Income Tax Liability	(849)	536	(313)
Accumulated other comprehensive income, net of tax	14,498	875	15,373

      Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost:

	Hourly Employees' Pension Plan	Employee's Retirement Plan	Total
Unrecognized actuarial loss (gain), net of taxes	$ (185,946)	$ (689,265)	$ (875,211)

Reconciliation of Funded Status and Accumulated Benefit Obligation

      The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2006 and the accumulated benefit obligation at December 31, 2006 is as follows:

	February 3, 2006 (Purchase Date) to December 31, 2006
	Hourly Employees' Pension Plan	Employee's Retirement Plan	Total
Funded Status

Projected Benefit Obligation
Benefit Obligation at Purchase Date	$9,046,924	$14,049,021	$23,095,945
Service Cost	9,742	95,857	105,599
Interest Cost	449,070	744,449	1,193,519
Amendments	-	1,894	1,894
Liability Actuarial (Gain)/Loss	(169,703)	(774,431)	(944,134)
Benefits Paid	(501,163)	(429,570)	(930,733)
Benefit Obligation at End of Year	$8,834,870	$13,687,220	$22,522,090

Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	7,161,751	9,804,669	16,966,420
Return on Plan Assets	617,765	1,050,230	1,667,995
Employer Contributions	2,938	545,683	548,621
Benefits Paid	(501,163)	(429,570)	(930,733)
Fair Value of Plan Assets at End of Year	7,281,291	10,971,012	18,252,303

Funded Status - December 31, 2006	$1,553,579	$2,716,208	$4,269,787

Accumulated Benefit Obligation - December 31, 2006	$8,834,870	$13,687,220	$22,522,090

      The underfunded status of the plan of $4,269,787 at December 31, 2006 is recognized in the accompanying statement of financial position as long-term accrued pension liability because plan assets exceed the value of benefit obligations expected to be paid within the twelve months ending December 31, 2007.  No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

      The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

      Our net pension cost recognized in our Consolidated Statements of Income was $100,514 for the year ended December 31, 2006. The following table presents the components of net periodic benefit obligation cost (gains are denoted with parentheses and losses are not):

	February 3, 2006 (Purchase Date) to December 31, 2006
	Hourly Employees' Pension Plan	Employee's Retirement Plan	Total
Service Cost	$ 9,742	$ 95,857	$ 105,599
Interest Cost	449,070	744,449	1,193,519
Expected Return on Plan Assets	(487,555)	(700,487)	(1,188,042)
Amortization of Prior Service Cost	-	44	44
Amortization of Net (Gain)/Loss	-	(10,606)	(10,606)
Net Periodic Benefit Cost	$ (28,743)	$ 129,257	$ 100,514

Assumptions

      In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

	Hourly Employees' Pension Plan	Employee's Retirement Plan
Discount rate for determining projected benefit obligation at December 31, 2006	5.79%	5.86%
Discount rate in effect for determining net cost (benefit)	5.60%	5.60%
Long-term rate of return on plan assets	7.75%	7.75%
Composite rate of compensation increase for determining projected benefit obligation at December 31, 2006	N/A	N/A
Composite rate of compensation increase for net pension cost (benefit)	N/A	4.25%

      The Company employs a building block approach in determining the expected long-term rate on return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Plan Assets

      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

      The pension plans' weighted-average asset target and actual allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees' Pension Plan	Employee's Retirement Plan
Equity securities	75%	74%
Debt Securities	25%	26%
Total	100%	100%

Estimated Future Benefit Payments

      Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2006. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

	Hourly Employees' Pension Plan	Employee's Retirement Plan	Total
2007	$ 652,633	$ 555,148	$ 1,207,781
2008	653,362	572,079	1,225,441
2009	659,077	595,330	1,254,407
2010	654,284	636,460	1,290,744
2011	652,184	686,978	1,339,162
Years 2012 through 2016	$ 3,132,195	$ 3,945,077	$ 7,077,272

Defined Contribution Plans

      The Company also assumed sponsorship from JLG for three defined contribution plans, The Gradall Salaried Employees Savings and Investment Plan ("Salary Plan"), The Gradall Hourly Employees' Savings and Investment Plan ("Hourly Plan") and The International Association of Machinist and Aerospace Retirement Plan ("IAM Plan").  The Company contributed $95,000 to the Salary Plan, $25,000 to the Hourly Plan and $391,000 to the IAM Plan for the plan year ending 2006.  The Company plans to convert the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2006, 2005 and 2004 were $975,000, $1,095,000, and $887,000, respectively.  A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2005.  As of January 1, 2005 the employees were added to the existing 401(k) retirement and salary plan.  Prior to termination of the Plan the Company contributed $39,000 and $42,000 for the Plan years 2004 and 2003, respectively.

      Three of the Company's international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company's international subsidiaries contribute between 3% and 7.5% of the participant's salary up to a specific limit.  Contributions were $555,000 in 2006, $506,000 in 2005, and $469,000 in 2004.

   SEGMENT REPORTING

The following audited financial information is segmented:

	December 31,
(in thousands)	2006	2005	2004
Net Revenue
Industrial	$232,462	$128,057	$116,305
Agricultural	106,076	125,880	129,254
European	117,956	114,173	96,612
Consolidated	$456,494	$368,110	$342,171

Income from Operations
Industrial	$18,307	$8,636	$9,163
Agricultural	(3,705)	825	4,512
European	8,430	8,939	9,023
Consolidated	$23,032	$18,400	$22,698

Goodwill
Industrial	$26,885	$12,116	$12,022
Agricultural	5,215	5,226	5,109
European	10,236	9,074	5,936
Consolidated	$42,336	$26,416	$23,067

Total Identifiable Assets
Industrial	$149,323	$78,833	$58,212
Agricultural	76,196	87,377	85,173
European	101,115	80,006	88,345
Consolidated	$326,634	$246,216	$231,730

14.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company's international operations which include European, Canada and Australia:

	December 31,
(in thousands)	2006	2005	2004
Net sales	$144,486	$138,383	$119,539
Income from operations	10,931	11,440	11,442
Income before income taxes and allocated interest expense	10,196	11,501	10,421
Identifiable assets	$124,445	$109,092	$107,871

Following is other selected geographic financial information on the Company's operations:

	December 31,
(in thousands)	2006	2005	2004
Geographic net sales:
United States	$309,015	$232,974	$227,240
United Kingdom	35,734	37,329	30,699
France	59,520	63,982	56,612
Canada	13,580	9,800	7,709
Australia	8,132	6,742	8,187
Mexico	1,758	1,948	1,324
Other	28,755	15,335	10,400
Total net sales	$456,494	$368,110	$342,171
Geographic location of long-lived assets:
United States	$61,799	$32,139	$30,179
United Kingdom	17,745	15,178	12,398
France	15,806	14,562	17,250
Canada	9,650	9,052	8,652
Australia	73	61	104
Total long-lived assets	$105,073	$70,992	$68,583

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

      For 2006, 2005 and 2004 the Company's Comprehensive Income was $19,060,000, $4,823,000, and $18,962,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2006	2005	2004
Foreign currency translation adjustments	$14,470	$6,931	$13,406
Net derivative gain (loss), net of taxes	28	(5)	(12)
Adoption of FASB Statement No 158, net of taxes	875	-	-
Total accumulated other comprehensive income	$15,373	$6,926	$13,394

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2006, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2007	$1,391	$1,098
2008	905	1,078
2009	615	1,040
2010	358	1,040
2011	161	853
Thereafter	4	-
Total minimum lease payments	$3,434	$5,109
Less amount representing interest		777
Present value of net minimum lease payments		4,332
Less current portion		823
Long-term portion		$3,509

      Rental expense for operating leases was $1,725,000 for 2006, $1,631,000 for 2005 and $1,852,000 for 2004.

      Purchase obligations of $76,086,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company's balance sheet.  New purchase obligations should be received and paid for during the current fiscal year.

Other

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance after various self-insured retention ("SIR") amounts.  While amounts claimed might be substantial and the liability with respect to such litigation cannot be determined at this time, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations; however, the ultimate resolution cannot be determined at this time.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it has completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state.  The State of Iowa has asked for some additional testing information which the Company will provide.

      The Company also preliminarily established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $350,000 concerning a potential asbestos issue at the Gradall facility which is in the process of being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time.  The Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

17.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2006 and 2005 is presented below.  Seasonal influences affect the Company's sales and profits with peak business occurring in May through August.

(In thousands, except per share amounts):

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$104,385	$125,451	$114,738	$111,920	$91,293	$98,380	$95,808	$82,629
Gross profit	19,554	27,302	23,254	19,780	18,886	21,885	21,586	16,400
Net income	1,942	5,339	3,066	1,141	2,572	4,210	4,384	125
Earnings per share
Diluted	$0.20	$0.53	$0.31	$0.12	$0.26	$0.43	$0.44	$0.01
Average shares
Diluted	9,925	9,912	9,930	9,932	9,933	9,904	9,892	9,904
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$24.85	$22.65	$26.00	$24.37	$28.60	$25.30	$20.64	$23.24
Low	$20.05	$19.31	$19.25	$20.95	$22.62	$18.05	$18.00	$18.75

18.  ACQUISITIONS AND INVESTMENTS

      On July 14, 2006, the Company purchased Nite-Hawk Sweepers LLC ("Nite-Hawk"), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which will expand its presence in that market and compliment its Schwarze sweeper line.  The purchase price was $3.1 million which included goodwill of $2.7 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from July 2006.

      May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC, collectively referred to as ("VacAll").  This includes the product lines, inventory and certain other assets that relate to this business. The purchase price for the assets was $8.925 million and included goodwill of $6.2million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from May 2006.  The production of the vacuum truck was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper line was consolidated into the Schwarze facility in Huntsville, Alabama.

      On February 3, 2006, the Company purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $36.9 million, according to the terms of the Asset Purchase Agreement.  The purchase price has been allocated to the assets and liabilities acquired and include trademarks of $3.6 million and goodwill of approximately $5.8 million.  The acquisition was accounted for under the direct purchase method and the results of operations have been included in the Company's Statement of Income from February 2006. This acquisition enhances our Industrial market coverage in that over half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.

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

      The unaudited pro forma statement of income of the Company assuming the transactions were completed at January 1, 2004 is as follows:

	December 31,
(in thousands except per share amounts)	2006	2005	2004
Net Sales	$472,033	$465,427	$443,690
Net Income	11,581	12,710	14,554
Diluted Earnings per Share	$1.17	$1.28	$1.48

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

	Nite-Hawk	Gradall/VacAll	Spearhead	Rousseau
(in thousands)	2006	2006	2005	2004
Current assets	$929	$31,506	$2,753	$4,302
Property, plant and equipment	28	9,899	305	9,290
Intangible assets	2,760	15,623	4,224	209
.. Total assets acquired	3,717	57,028	7,282	13,801
Current liabilities	626	11,926	1,395	5,847
Deferred pension liability	-	5,681	-	-
Other Liabilities	-	2,071	-	-
Deferred income taxes	(7)	(4,482)	5	915
Total liabilities assumed	619	15,196	1,400	$6,762
.. Net Assets Acquired	3,098	41,832	$5,882	$7,039

19. SUBSEQUENT EVENTS (Unaudited)

      On March 6, 2007 the Company purchased Henke Manufacturing Corporation, a manufacturer of specialty snow removal attachments.  Henke's products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The purchase price was approximately $4.8 million with assumed debt of approximately $2.7 million and goodwill of $340,000.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2006.