Form 10-Q
period 2007-03-31
ALAMO GROUP INC
filed 2007-05-08
CIK 897077

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At April 28, 2007, 9,766,259 shares of common stock, $.10 par value, of the Registrant were outstanding.

 Alamo Group Inc. and Subsidiaries

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6	Exhibits

SIGNATURES

Alamo Group Inc. and Subsidiaries
 Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,334	$2,169
Accounts receivable, net	125,024	97,825
Inventories	126,771	116,175
Deferred income taxes	2,368	2,293
Prepaid expenses	2,639	2,309
Total current assets	267,136	220,771

Property, plant and equipment	115,160	111,159
Less: Accumulated depreciation	(55,686)	(53,788)
	59,474	57,371

Goodwill	42,725	42,336
Intangible Assets	4,159	4,185
Assets held for sale	291	341
Other assets	1,024	1,630

Total assets	$374,809	$326,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$48,952	$34,019
Income taxes payable	(1,101)	(1,310)
Accrued liabilities	24,002	23,755
Current maturities of long-term debt	4,260	3,339
Total current liabilities	76,113	59,803

Long-term debt, net of current maturities	108,954	78,526
Deferred Pension Liability	4,084	4,270
Other long-term liabilities	2,752	2,614
Deferred income taxes	(157)	(313)

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,808,859 and 9,804,109 issued and outstanding at March 31, 2007 and December 31, 2006	981	980
Additional paid-in capital	52,597	52,400
Treasury stock, at cost; 42,600 shares at March 31, 2007 and December 31, 2006	(426)	(426)
Retained earnings	113,655	113,407
Accumulated other comprehensive income	16,256	15,373
Total stockholders' equity	183,063	181,734

Total liabilities and stockholders' equity	$374,809	$326,634

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Net sales:
North American
Industrial	$58,057	$47,056
Agricultural	29,394	29,112
European	32,696	28,217
Total net sales	120,147	104,385

Cost of sales	98,590	84,831
Gross profit	21,557	19,554

Selling, general and administrative expense	18,492	15,356
Income from operations	3,065	4,198

Interest expense	(2,183)	(1,414)
Interest income	289	183
Other income (expense), net	53	2
Income before income taxes	1,224	2,969

Provision for income taxes	391	1,027
Net Income	$833	$1,942

Net income per common share:
Basic	$0.09	$0.20
Diluted	$0.08	$0.20
Average common shares:
Basic	9,765	9,750
Diluted	9,947	9,925

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating Activities
Net income	$833	$1,942
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	195	154
Depreciation	2,224	1,957
Amortization	28	32
Stock-based compensation expense	131	112
Excess tax benefits from stock-based payment arrangements	(17)	(14)
Provision for deferred income tax benefit (expense)	(16)	75
Gain (Loss) on sale of property, plant & equipment	(32)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(25,680)	(27,327)
Inventories	(8,951)	(10,792)
Prepaid expenses and other assets	586	1,440
Trade accounts payable and accrued liabilities	13,867	17,929
Income taxes payable	201	(39)
Other long-term liabilities	139	19
Net cash used by operating activities	(16,492)	(14,559)

Investing Activities
Acquisitions, net of cash acquired	(3,464)	(36,328)
Purchase of property, plant and equipment	(2,097)	(2,796)
Proceeds from sale of property, plant and equipment	(86)	90
Net cash used by investing activities	(5,475)	(39,034)

Financing Activities
Net change in bank revolving credit facility	30,000	54,500
Principal payments on long-term debt and capital leases	540	1,357
Dividends paid	(586)	(585)
Proceeds from sale of common stock	67	5
Excess tax benefits from stock-based payment arrangements	17	14
Net cash provided by financing activities	30,038	55,291

Effect of exchange rate changes on cash	94	(30)
Net change in cash and cash equivalents	8,165	1,668
Cash and cash equivalents at beginning of the period	2,169	7,073
Cash and cash equivalents at end of the period	$10,334	$8,741

Cash paid during the period for:
Interest	$1,970	$1,126
Income taxes	$1,075	$821

See accompanying notes.

1.  Basis of Financial Statement Presentation

    The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

    In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales particularly in the Agricultural sector.  These sales level the Company's production during the off season.

2.  Acquisitions

      On March 6, 2007 the Company purchased outstanding stock of Henke Manufacturing Corporation ("Henke"), a manufacturer of specialty snow removal attachments.  Henke's products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The preliminary purchase price was approximately $3.8 million which included assumed debt of approximately $0.7 million and goodwill of $252,000.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from March 2007.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2006.

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

      May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC, collectively referred to as ("VacAll").  This includes the product lines, inventory and certain other assets that relate to this business. The purchase price for the assets was $8.925 million and included goodwill of $6.2 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from May 2006.  The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper line was consolidated into the Schwarze facility in Huntsville, Alabama.

      On February 3, 2006, the Company purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $32.9 million, according to the terms of the Asset Purchase Agreement.  The purchase price has been allocated to the assets and liabilities acquired and include trademarks of $3.6 million and goodwill of approximately $5.8 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from February 2006.  This acquisition enhances our Industrial market coverage in that over half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.

      The unaudited pro forma statement of income of the Company assuming the transaction occurred at January 1, 2005 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2006	2005

Net Sales	$110,686	$116,245
Net Income	$2,068	$3,073
Diluted Earnings per Share	$0.21	$0.31

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $2,078,000 and $1,889,000 at March 31, 2007 and December 31, 2006, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 58% and 59% of total inventory at March 31, 2007 and December 31, 2006, respectively.  The excess of current costs over LIFO valued inventories were $8,649,000 at March 31, 2007 and December 31, 2006.  Inventory obsolescence reserves were $7,953,000 at March 31, 2007 and $7,594,000 at December 31, 2006.  The increase was mainly from the Company's Agricultural and European operations.  Net inventories consist of the following:

(in thousands)	March 31, 2007	December 31, 2006

Finished goods	$107,649	$99,882
Work in process	11,591	9,574
Raw materials	7,531	6,719
	$126,771	$116,175

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2007	2006

Dividends declared	$0.06	$0.06
Dividends paid	$0.06	$0.06

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

      As a result of adopting Statement 123(R), the Company's stock-based compensation expense was $131,000 for the first quarter of 2007 and $112,000 for the first quarter of 2006.

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

      For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.    The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2007 and 2006:

	March 31,
	2007	2006

Risk-free interest rate	4.79%	6.0%
Dividend Yield	1.07%	1.0-3.8%
Volatility Factors	34.5%	24-68%
Weighted Average Expected Life	5.0 years	5.0 years

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

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2007
	Shares	Exercise Price*
Options outstanding at beginning of year	211,400
Granted	25,000	$24.13
Exercised	(750)	$14.52
Cancelled	-	-

Options outstanding at March 31, 2007	235,650	$16.53
Options exercisable at March 31, 2007	109,450	$12.94
Options available for grant at March 31, 2007	387,000

*Weighted Averages

      Options outstanding and exercisable at March 31, 2007 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	98,400	4.17	$ 10.70	75,600	$ 10.28
$14.38 - $24.13	137,250	8.34	$ 20.72	33,850	$ 18.89
Total	235,650			109,450

*Weighted Averages

Non-qualified Options

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company's Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercise price of $8.9375 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  To date, no shares have been exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  In 2006, 5,000 shares have been exercised.  During 2002 and 2005, 500 shares and 1,000 shares were exercised respectively.  No shares were exercised in 2003 or 2004.

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

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2007
	Shares	Exercise Price*
Options outstanding at beginning of year	305,000
Granted	-	-
Exercised	(4,000)	$14.02
Cancelled	-

Options outstanding at March 31, 2007	301,000	$10.67
Options exercisable at March 31, 2007	254,500	$ 9.80
Options available for grant at March 31, 2007	87,500

*Weighted Averages

      Options outstanding and exercisable at March 31, 2007 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	266,000	2.99	$ 9.72	238,000	$ 9.44
$13.96 - $25.02	35,000	6.53	$17.91	16,500	$15.02
Total	301,000			254,500

*Weighted Averages

7.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2007	2006
Net Income	$833	$1,942

Average Common Shares:
Basic (weighted-average outstanding shares)	9,765	9,750

Dilutive potential common shares from stock options	182	175
Diluted (weighted-average outstanding shares)	9,947	9,925

Basic earnings per share	$0.09	$0.20

Diluted earnings per share	$0.08	$0.20

8.   Segment Reporting

      At March 31, 2007 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net Revenue

Industrial	$58,057	$47,056
Agricultural	29,394	29,112
European	32,696	28,217
Consolidated	$120,147	$104,385

Operating Income
Industrial	$709	$2,990
Agricultural	62	(638)
European	2,259	1,846
Consolidated	$3,030	$4,198

Goodwill
Industrial	$27,167	$25,841
Agricultural	5,253	5,209
European	10,305	9,196
Consolidated	$42,725	$40,246

Total Identifiable Assets
Industrial	$169,049	$145,402
Agricultural	95,753	101,201
European	110,007	94,734
Consolidated	$374,809	$341,337

9.  Off-Balance Sheet Arrangements

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

10.  Comprehensive Income

      The component of Comprehensive Income, net of related tax is foreign currency translation and is as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Net Income	$833	$1,942
Amortization of net actuarial gain included in net income	-	-
Foreign currency translations adjustment	768	589

Comprehensive Income	$1,601	$2,531

    The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2007	2006

Foreign currency translation	$15,266	$14,498
Actuarial gains related to defined benefit plans	990	875
Total Accumulated other comprehensive income	$16,256	$15,373

11.  Contingent Matters

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance after various self-insured retention ("SIR") amounts.  While amounts claimed might be substantial, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations; however, the ultimate resolution cannot be determined at this time.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We have requested a "no further action" classification from the state.  The State of Iowa has asked for some additional testing information which the Company has provided.

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

12.   Pension Benefits

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

      The Gradall Company Employees' Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

     The following table shows the pension costs for both the Gradall Company Hourly Employees' Pension Plan and the Gradall Company Employees' Retirement Plan:

	Three Months Ended
	March 31,
(in thousands)	2007(1)	2006
Pension cost:
Service cost	$-	$67,903
Interest cost	-	224,453
Expected return on assets	-	(21,294)
Amortization of prior service cost and transition asset	-	-
Recognized actuarial loss	-	-
Net pension cost	$-	$82,062

(1) The determination of the 2007 pension cost is expected to be completed in the second quarter of 2007

13.  Income Taxes

             In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007.

        The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $167,000 for "unrecognized tax positions," which includes penalty and interest of $35,000.

            The Federal income tax return for 2004 is currently under examination.  The Company's income tax years 2003-2006 remain open to examination by state and federal tax jurisdictions.

14.  Subsequent Events

             On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement.  Also, the applicable margin grid can reduce the interest rate by one-quarter of a percent to three-quarters of a percent based upon the leverage ratio.  For more specific information, the amendment is attached hereto as Exhibit 10.13 in its entirety.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
Sales Data In Thousands	2007	2006
North American
Industrial	48.3%	45.1%
Agricultural	24.5%	27.9%
European	27.2%	27.0%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2007	2006

Gross margin	17.9%	18.7%
Income from operations	2.6%	4.0%
Income before income taxes	1.0%	2.8%
Net income	1.0%	1.9%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

          In the first quarter of 2007 the Company's net income was down due to softness in sales for the months of January and February at several of its units, but particularly Gradall and VacAll, which we believe was weather related.  Despite this weak start for Gradall and VacAll, which we believe was more of an anomaly than a trend, sales in the Industrial Division continue to improve and the outlook for the year remains positive.  The Industrial Division without the acquisitions grew 3% during the first quarter of 2007 with the sweeper business the main reason for the increase.  The Agricultural Division continued to reflect soft market conditions during the first quarter of 2007 however, demand in this segment is expected to improve in the second half of the year.  European sales improved over the first quarter of 2006 primarily due to export sales outside of its principle markets and more favorable currency exchange rates in 2007.

          While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, inflation,  particularly with raw materials such as steel; higher fuel costs; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Net sales for the first quarter of 2007 were $120,147,000, an increase of $15,762,000 or 15.1% compared to $104,385,000 for the first quarter of 2006.  The increase was primarily attributable to the acquisitions of Gradall, VacAll, Nite-Hawk, and Henke, along with improved market conditions in the Company's U.S. Industrial and European markets.

Net North American Industrial sales increased during the first quarter by $11,001,000 or 23.3% to $58,057,000 for 2007 compared to $47,056,000 during the same period in 2006.  The increase came primarily from the acquisitions of Gradall, VacAll, Nite-Hawk, and Henke along with higher sales from sweeping equipment.  Industrial sales have continued to show steady improvement reflecting stronger markets relating to our governmental customers.

Net North American Agricultural sales were $29,394,000 in 2007 compared to $29,112,000 for the same period in 2006, an increase of $282,000 or 1.0%.  The minor increase continued to reflect softer conditions in the agricultural market which was reflected in lower pre-season orders.  Higher fuel costs have also continued to affect farmers' spending.

Net European Sales for the first quarter of 2007 were $32,696,000, an increase of $4,479,000 or 15.9% compared to $28,217,000 during the first quarter of 2006.  The increase was a result of increased export sales outside principal markets in Western Europe and exchange rate gains.  European sales also continue to be affected negatively by changing governmental regulations concerning farm programs in the U.K. and European Union.

Gross profit for the first quarter of 2007 was $21,557,000 (17.9% of net sales) compared to $19,554,000 (18.7% of net sales) during the same period in 2006, an increase of $2,003,000.  The increase was mainly attributable to the acquisitions of Gradall, VacAll, Nite-Hawk and Henke and improved sales from the Company's Industrial sweeper business.  The reduction in the gross margin percentage was a result of continued high fuel prices along with fewer high margin excavator sales.

Selling, general and administrative expenses ("SG&A") were $18,492,000 (15.4% of net sales) during the first quarter of 2007 compared to $15,356,000 (14.7% of net sales) during the same period of 2006, an increase of $3,136,000 which includes $2,006,000 due to SG&A expenses of the acquired companies.

Interest expense was $2,183,000 for the first quarter of 2007 compared to $1,414,000 during the same period in 2006, an increase of $769,000.  The increase came from increased borrowings for the above referenced acquisitions, seasonal increases in working capital, and higher interest rates during the first quarter of 2007.

Other Income was $53,000 for the first quarter of 2007 compared to $2,000 in 2006.  The income for 2007 was a gain of $150,000 relating to the sale of the Company's investment in a small business investment company offset by an exchange rate loss of $97,000 related to foreign currency rates and contracts covering accounts receivable transactions in the Company's European operations.  Income in 2006 came from exchange rate gains.

Provision for income taxes was $391,000 (31.9%) in the first quarter of 2007 compared to $1,027,000 (34.6%) during the same period in 2006.  The decreased tax rate in 2007 came from adjustments from the 2006 Canadian tax returns.

The Company's net income after tax was $833,000 or $0.08 per share on a diluted basis for the first quarter of 2007 compared to $1,942,000 or $0.20 per share on a diluted basis for the first quarter of 2006.  The decrease of $1,109,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales.  These sales level the Company's production during the off season.

As of March 31, 2007, the Company had working capital of $191,023,000 which represents an increase of $30,055,000 from working capital of $160,968,000 as of December 31, 2006.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to the acquisitions of VacAll, Nite-Hawk and Henke and seasonality.  Also the Company's inventory at Schwarze and Gradall increased due to orders placed for Tier II industrial engines used in the Company's products.  The Company will be required to purchase, during 2007, Tier III industrial engines which meet new stricter federal guidelines for emission controls and which is expected to increase our costs.

Capital expenditures were $2,097,000 for the first three months of 2007, compared to $2,796,000 during the first three months of 2006.  Capital expenditures for 2007 are expected to be in line with 2006.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2006 or the first quarter of 2007.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $30,038,000 during the three month period ending March 31, 2007, compared to $55,291,000 for the same period in 2006.  The financing activities was higher in 2006 due to the acquisition of Gradall.

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

As of March 31, 2007, there was $105,000,000 borrowed under the revolving credit facility.  At March 31, 2007, $2,299,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.

             There are three smaller additional lines of credit; one for the Company's European operation in the amount of 4,000,000 British pounds, one for the Company's Canadian operation in the amount of 3,500,000 Canadian dollars, and one for the Company's Australian operation in the amount of 1,300,000 Australian dollars.  As of March 31, 2007 there were no British pounds borrowed against the European line of credit, 2,707,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars were outstanding under the Australian facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of March 31, 2007, the Company is in compliance with the terms and conditions of its credit facilities.

             On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Securities Exchange Act.  If and when this shelf registration statement is declared effective by the SEC, the Company believes that it will provide us with the flexibility to raise additional capital.

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

The bad debt reserve balance was $2,078,000 at March 31, 2007 and $1,889,000 at December 31, 2006.  The increase was primarily due to fluctuations in exchange rates.

Sales Discounts

At March 31, 2007 the Company had $9,356,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2006 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts taken on the Company's agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2007.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving

The Company had $7,953,000 at March 31, 2007 and $7,594,000 at December 31, 2006 in reserve to cover obsolescence and slow moving inventory.  The increase was mainly from the Company's Agricultural and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

The Company's warranty policy is generally to provide its customers warranty for up to one year on all equipment and 90 days for parts.

Warranty reserve, as a percent of sales, is calculated by taking at the current twelve months of expenses and prorating that based on twelve months of sales with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The warranty reserve balance was $4,034,000 at March 31, 2007 and $3,808,000 at December 31, 2006.

Separately, the Company has a liability for extended warranty policies sold to customers in the amount of $276,000 at March 31, 2007 and $261,000 at December 31, 2006 existed relating to Gradall excavators and Schwarze sweepers with a life expectancy of 1 to 5 years.

Product Liability

At March 31, 2007 the Company had accrued $250,000 in reserves for product liability cases compared to $236,000 at December 31, 2006.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2006, the self insured retention (S.I.R.) for U.S. product liability coverage for rotary mowers was $250,000 while the S.I.R. for all other products was at $100,000 per claim.  On September 30, 2006, the Company renewed its insurance coverage and the S.I.R. for both rotary mowers and all other products remained the same.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

          Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow and bird flu; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2007, the Company had $3,425,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $199,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $893,000 for the period ending March 31, 2007.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $753,000 for the period ended March 31, 2006.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2007 was a gain of $768,000.  On March 31, 2007, the British pound closed at .5082 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7486 relative to 1.00 U.S. dollar.  At December 31, 2006 the British pound closed at .5107 relative to 1.00 U.S. dollar and the Euro dollar closed at .7575 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2006, the British pound closed at .5758 relative to 1.00 U.S. dollar, and the Euro dollar closed at .8250 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2007 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $525,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

      Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of Alamo's management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President and Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company's design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting.  There have not been any changes in Alamo's internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act, during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, Alamo's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

Alamo Group Inc. issued a press release naming Dan E. Malone, Executive Vice President and Chief Financial Officer, filed January 16, 2007.

Alamo Group Inc. announces director William Thomas decision not to stand for reelection at the May 2007 Shareholders' Meeting, filed February 16, 2007

Alamo Group Inc. issued a press release announcing, among other things, financial results for the year ended December 31, 2006, filed March 7, 2007.

Alamo Group Inc. First Quarter 2007 Press Release filed May 7, 2007.

(b)     Other Information

None

Item 6. Exhibits

(a)   Exhibits

10.13	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank	Filed Herewith
31.1	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Alamo Group Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Group Inc.
(Registrant)

/s/
Ronald A. Robinson
President and CEO

/s/
Dan E. Malone
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)
24