Form 10-Q
period 2007-06-30
ALAMO GROUP INC
filed 2007-08-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

830-379-1480
(Registrant’s telephone number, including area code)

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

AT AUGUST 1, 2007, 9,791,459 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Interim Consolidated Balance Sheets	3
	June 30, 2007 and December 31, 2006 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2007 and June 30, 2006

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2007 and June 30, 2006

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition	15
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES
2

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets
(in thousands, except share amounts)	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,854	$2,169
Accounts receivable, net	123,628	97,825
Inventories	128,909	116,175
Deferred income taxes	2,375	2,293
Prepaid expenses	2,742	2,309
Total current assets	266,508	220,771

Property, plant and equipment	118,429	111,159
Less: Accumulated depreciation	(57,465)	(53,788)
	60,964	57,371

Goodwill	43,118	42,336
Intangible assets	4,133	4,185
Assets held for sale	291	341
Other assets	1,539	1,630

Total assets	$376,553	$326,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$50,397	$34,019
Income taxes payable	293	(1,310)
Accrued liabilities	24,859	23,755
Current maturities of long-term debt	3,276	3,339
Total current liabilities	78,825	59,803

Long-term debt, net of current maturities	101,750	78,526
Deferred pension liability	3,804	4,270
Other long-term liabilities	2,722	2,614
Deferred income taxes	(2)	(313)

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,817,859 and 9,804,109 issued and outstanding at June 30, 2007 and December 31, 2006	982	980
Additional paid-in capital	52,892	52,400
Treasury stock, at cost; 42,600 shares at June 30, 2007 and December 31, 2006	(426)	(426)
Retained earnings	117,103	113,407
Accumulated other comprehensive income	18,903	15,373
Total stockholders’ equity	189,454	181,734

Total liabilities and stockholders’ equity	$376,553	$326,634

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Net sales:
North American
Industrial	$67,591	$66,548	$125,648	$113,604
Agricultural	29,917	27,739	59,311	56,851
European	34,478	31,164	67,174	59,381
Total net sales	131,986	125,451	252,133	229,836

Cost of sales	105,632	98,149	204,222	182,980
Gross profit	26,354	27,302	47,911	46,856

Selling, general and administrative expense	18,721	17,476	37,213	32,832
Income from operations	7,633	9,826	10,698	14,024

Interest expense	(2,207)	(1,784)	(4,390)	(3,198)
Interest income	344	174	633	357
Other income (expense), net	181	(170)	234	(168)
Income before income taxes	5,951	8,046	7,175	11,015

Provision for income taxes	1,916	2,707	2,307	3,734
Net income	$4,035	$5,339	$4,868	$7,281

Net income per common share:
Basic	$0.41	$0.55	$0.50	$0.75
Diluted	$0.41	$0.53	$0.49	$0.73
Average common shares
Basic	9,770	9,751	9,768	9,751
Diluted	9,962	9,912	9,955	9,918

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Operating Activities
Net income	$4,868	$7,281
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	234	90
Depreciation	4,438	4,246
Amortization	54	63
Stock-based compensation expense	301	240
Excess tax benefits from stock-based payment arrangements	(39)	(31)
Provision for deferred income tax benefit	174	(3,123)
Gain on sale of equipment	(124)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(23,280)	(21,703)
Inventories	(10,079)	(13,954)
Prepaid expenses and other assets	(67)	5,640
Trade accounts payable and accrued liabilities	15,543	10,701
Income taxes payable	1,551	(354)
Other long term liabilities	(243)	(137)
Net cash provided (used) by operating activities	(6,669)	(11,150)

Investing Activities
Acquisitions, net of cash acquired	(3,464)	(45,203)
Purchase of property, plant and equipment	(4,878)	(6,946)
Proceeds from sale of property, plant and equipment	222	170
Net cash provided (used) by investing activities	(8,120)	(51,979)

Financing Activities
Net change in bank revolving credit facility	23,000	67,000
Principal payments / proceeds on long-term debt and capital leases	(832)	1,084
Dividends paid	(1,172)	(1,170)
Proceeds from sale of common stock	193	17
Excess tax benefits from stock-based payment arrangements	39	31
Net cash provided (used) by financing activities	21,228	66,962

Effect of exchange rate changes on cash	246	812
Net change in cash and cash equivalents	6,685	4,645
Cash and cash equivalents at beginning of the period	2,169	7,073
Cash and cash equivalents at end of the period	$8,854	$11,718

Cash paid during the period for:
Interest	$4,621	$3,053
Income taxes	$799	$2,435

See accompanying notes.

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

 2.  Acquisitions

      On March 6, 2007 the Company purchased outstanding stock of Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The preliminary purchase price was approximately $3.8 million which included assumed debt of approximately $0.7 million and goodwill of $252,000.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from March 2007.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2006.

      On July 14, 2006, the Company purchased Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which will expand its presence in that market and compliment its Schwarze sweeper line.  The purchase price was $3.1 million which included goodwill of $2.7 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from July 2006.

      May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC, collectively referred to as (“VacAll”).  This includes the product lines, inventory and certain other assets that relate to this business. The purchase price for the assets was $8.925 million and included goodwill of $6.2 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from May 2006.  The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper inventory was consolidated into the Schwarze facility in Huntsville, Alabama.

      On February 3, 2006, the Company purchased substantially all of the assets and assumed certain liabilities of the Gradall excavator business of JLG Industries, Inc. (NYSE:JLG).  The purchase price was $32.9 million, according to the terms of the Asset Purchase Agreement.  The purchase price has been allocated to the assets and liabilities acquired and included trademarks of $3.6 million and goodwill of approximately $5.8 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from February 2006.  This acquisition enhanced our Industrial market coverage in that over half of its sales are to governmental entities or related contractors.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.

The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2006 is as follows:

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2007	2006

Net Sales	$253,648	$249,458
Net Income	$5,039	$7,399
Diluted Earnings per Share	$0.51	$0.75

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,108,000 and $1,889,000 at June 30, 2007 and December 31, 2006, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 58% and 59% of total inventory at June 30, 2007 and December 31, 2006, respectively.  The excess of current costs over LIFO valued inventories were $8,649,000 at June 30, 2007 and December 31, 2006.  Inventory obsolescence reserves were $8,082,000 at June 30, 2007 and $7,594,000 at December 31, 2006.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006

Finished goods	$108,236	$99,882
Work in process	12,643	9,574
Raw materials	8,030	6,719
	$128,909	$116,175

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increase and decreases of short-term borrowing rates, specifically LIBOR.  During the quarter, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows and fair value changes related to its outstanding debt obligations.  As of June 30, 2007, the Company had $98 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of the hedge at June 30, 2007 was favorable by $452,000 and is included in Other Assets with the offset in Accumulated other comprehensive income, net of taxes.

6.  Long-Term Debt

On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement.  The applicable interest margin fluctuates quarterly either up or down based upon the Company’s leverage ratio.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Six Months Ended
	June 30,
	2007	2006

Dividends declared	$0.12	$0.12
Dividends paid	0.12	0.12

8.  Stock-Based Compensation

      The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company or one of its affiliates.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

      The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options are estimated using a Black-Scholes option-pricing model and are amortized to expense over the options’ vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”).  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

      As a result of adopting Statement 123(R), the Company’s stock-based compensation expense was $170,000 and $128,000 for the quarter ended June 30, 2007 and 2006, respectively and $301,000 and $240,000 for the six months ended June 30, 2007 and 2006, respectively.

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

      For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2007 and 2006:

	June 30,
	2007	2006

Risk-free interest rate	4.79%	6.0%
Dividend Yield	1.07%	1.0-3.8%
Volatility Factors	34.5%	34.5%
Weighted Average Expected Life	5.0 years	5.0 years

Incentive Options

      On April 28, 1994, the stockholders approved the 1994 Incentive Stock Option Plan (“1994 ISO Plan”) for key employees.  Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant.  Under the terms of this plan, the exercise price of the shares subject to each option granted would not be less than the fair market value of the common stock at the date the option is granted.

      On August 31, 1999, the stockholders of the Company approved amending the 1994 Amended and Restated ISO Plan.  During the year ended December 31, 2004, options to purchase 23,000 shares had been granted.

      On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan.  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.  There are 122,650 shares outstanding under this option plan.  No further option grants can be made under this plan.

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options.  During 2005, 2006 and 2007 options to purchase 57,000 shares, 31,000 shares and 74,000 shares respectively have been granted under this plan.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2007
	Shares	Exercise Price*
Options outstanding at beginning of year	211,400
Granted	74,000	$25.51
Exercised	(750)	$14.52
Cancelled	–	–

Options outstanding at June 30, 2007	284,650	$18.02
Options exercisable at June 30, 2007	132,250	$13.46
Options available for grant at June 30, 2007	338,000

*Weighted Averages

      Options outstanding and exercisable at June 30, 2007 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	98,400	4.17	$ 10.70	87,000	$ 10.52
$14.38 - $25.18	186,250	8.77	$ 21.89	45,250	$ 19.12
Total	284,650			132,250

*Weighted Averages

Non-qualified Options

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company’s Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President at an exercise price of $8.9375 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  To date, no shares have been exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan (“FAR 1999 NQSO Plan”) to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  5,000 shares, 5,000 shares 1,000 shares and 500 shares were exercised in 2007, 2006, 2005 and 2002 respectively.  No shares were exercised in 2003 or 2004.

      On May 12, 2003 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  6,000 shares and 1,000 shares were exercised in 2007 and 2006 respectively.  No shares were exercised in 2004 and 2005.

      On May 4, 2005 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  In 2007, there have been 2,000 shares exercised.

      On August 8, 2006 the Company granted an option under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company’s Common Stock to Mr. Grzelak at an exercise price of $25.02 per share, being the closing price of the Company’s Common Stock on the grant Date.  The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      On May 7, 2007 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris, and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2007
	Shares	Exercise Price*
Options outstanding at beginning of year	305,000
Granted	30,000	$25.18
Exercised	(13,000)	$14.00
Cancelled	(6,000)	$17.23

Options outstanding at June 30, 2007	316,000	$11.83
Options exercisable at June 30, 2007	261,500	$ 9.89
Options available for grant at June 30, 2007	63,500

*Weighted Averages

      Options outstanding and exercisable at June 30, 2007 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	261,000	2.93	$ 9.68	248,000	$ 9.55
$13.96 - $25.18	55,000	8.52	$22.07	13,500	$16.12
Total	316,000			261,500

*Weighted Averages

9.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Net Income	$4,035	$5,339	$4,868	$7,281

Average Common Shares:
Basic (weighted-average outstanding shares)	9,770	9,751	9,768	9,751

Dilutive potential common shares from stock options	192	161	187	167
Diluted (weighted-average outstanding shares)	9,962	9,912	9,955	9,918

Basic earnings per share	$0.41	$0.55	$0.50	$0.75

Diluted earnings per share	$0.41	$0.53	$0.49	$0.73

    10.  Segment Reporting

At June 30, 2007 and June 30, 2006 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net Revenue
Industrial	$67,591	$66,548	$125,648	$113,604
Agricultural	29,917	27,739	59,311	56,851
European	34,478	31,164	67,174	59,381
Consolidated	131,986	125,451	252,133	229,836

Income from Operations
Industrial	$3,716	$7,475	$4,460	$10,424
Agricultural	1,136	(165)	1,198	(762)
European	2,781	2,516	5,040	4,362
Consolidated	7,633	9,826	10,698	14,024

Goodwill
Industrial	$27,052	$19,114	$27,052	$19,114
Agricultural	5,574	5,385	5,574	5,385
European	10,492	9,769	10,492	9,769
Consolidated	43,118	34,268	43,118	34,268

Total Identifiable Assets
Industrial	$165,099	$147,123	$165,099	$147,123
Agricultural	96,624	108,808	96,624	108,808
European	114,830	101,467	114,830	101,467
Consolidated	376,553	357,398	376,553	357,398

11.  Accounting Standards and Disclosures

Off-Balance Sheet Arrangements

The Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is party, that has or is reasonably likely to have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

12.  Comprehensive Income

    During the second quarter of 2007 and 2006, Comprehensive Income amounted to $6,797,000 and $9,773,000, respectively.

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net Income	$4,035	$5,339	$4,868	$7,281
Foreign currency translations adjustment	2,482	4,434	3,250	5,023
Derivatives, net of taxes	280	–	280	–

Comprehensive Income	$6,797	$9,773	$8,398	$12,304

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet, are as follows:

	June 30, (Unaudited)	December 31, (Audited)
(in thousands)	2007	2006

Foreign currency translation adjustment	$17,748	$14,498
Derivatives, net of taxes	280	–
Actuarial gain on defined benefit pension plan	875	875

Accumulated other comprehensive income	$18,903	$15,373

13.  Contingent Matters

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance after various self-insured retention (“SIR”) amounts.  While amounts claimed might be substantial, the Company believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, the ultimate resolution cannot be determined at this time.

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company’s policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be obtained.

      The Company also preliminarily established an environmental reserve in the amount of $1,939,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to be $400,000.  The balance of $1,539,000 is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $350,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time.  The Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety.  A variety of state laws regulate the Company’s contractual relationships with its dealers, some of which impose restrictive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements.  The Company believes it is currently in material compliance with all such applicable laws and regulations.

14.    Pension Benefits

      In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, Alamo Group Inc. assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

      The Gradall Company Hourly Employees’ Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by JLG, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

      The Gradall Company Employees’ Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

      The Company’s pension expense was not material for the three and six months ended June 30, 2006 or 2007.

15.  Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with FASB Statement No. 109, ”Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $167,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.

      The Federal income tax return for 2004 and 2005 are currently under examination.  The Company’s income tax years 2003-2006 remain open to examination by state and federal tax jurisdictions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2007	2006	2007	2006
North American
Industrial	51.2%	53.1%	49.8%	49.4%
Agricultural	22.7%	22.1%	23.5%	24.7%
European	26.1%	24.8%	26.7%	25.9%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2007	2006	2007	2006

Gross profit	20.0%	21.8%	19.0%	20.4%
Income from operations	5.8%	7.8%	4.2%	6.1%
Income before income taxes	4.5%	6.4%	2.8%	4.8%
Net income	3.1%	4.3%	1.9%	3.2%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the first six months of 2007 the Company’s net income was down mainly from Gradall and VacAll, relating to a lower sales base (Gradall) and inefficiencies in production of vacuum trucks (VacAll).  Despite this weakness from Gradall and VacAll, the balance of our operating units produced solid performance in both sales and profits.  The Industrial Division without the acquisitions was down 2% during the first six months of 2007 due to lower Gradall sales in key market segments that was partially offset by increases in the sweeper business.  The Agricultural Division at the start of the year initially reflected soft market conditions but showed improvement during the second quarter of 2007.  European sales improved over the first half of 2006 primarily due to export sales outside of its principal markets and more favorable currency exchange rates in 2007.

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

Results of Operations

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Net sales for the second quarter of 2007 were $131,986,000, an increase of $6,535,000, or 5.2% compared to $125,451,000 for the second quarter of 2006.  The increase was primarily from the acquisitions of VacAll, NiteHawk, and Henke in the amount of $5,091,000, and continued strong demand for our products in the sweeper market.  The Company also experienced improvements in the Agricultural and European markets.

Net North American Industrial sales increased during the second quarter by $1,043,000 or 1.6% to $67,591,000 for 2007 compared to $66,548,000 during the same period in 2006. The increase was due from the acquisitions of VacAll, NiteHawk, and Henke.  Sales of Schwarze sweepers increased over 2006 from growth in all areas of direct, dealer, and international sales.  Soft conditions in the excavator market negatively impacted the quarter along with late deliveries of key components from a major supplier.

Net North American Agricultural sales were $29,917,000 in 2007 compared to $27,739,000 for the same period in 2006, an increase of $2,178,000 or 7.9%.  The increase was mainly due to improved market conditions in this sector of the Company’s business, specifically mowing and front-end loader equipment.

Net European Sales for the second quarter of 2007 were $34,478,000, an increase of $3,314,000 or 10.6% compared to $31,164,000 during the second quarter of 2006.  The increase was mainly due from changes in the international currency exchange rates.  Even without the currency fluctuations, sales in the local currency were up 3% as market conditions in Europe improved.

Gross profit for the second quarter of 2007 was $26,354,000 (20.0% of net sales) compared to $27,302,000 (21.8% of net sales) during the same period in 2006, a decrease of $948,000.  The decrease was from lower sales from Gradall along with inefficiencies in the manufacturing of the VacAll product line.

Selling, general and administrative expense (“SG&A”) was $18,721,000 (14.2% of net sales) during the second quarter of 2007 compared to $17,476,000 (13.9% of net sales) during the same period of 2006, an increase of $1,245,000.  The increase in SG&A was primarily from the additions of VacAll, NiteHawk, and Henke in the amount of $1,558,000.

            Interest expense was $2,207,000 for the second quarter of 2007 compared to $1,784,000 during the same period in 2006, an increase of $423,000.  The increase was mainly from the increased borrowings due to the acquisitions of VacAll, NiteHawk and Henke and was also a reflection of higher interest rates in the first half of 2007.

            Other income (expense), net was $181,000 of income during the second quarter of 2007 compared to $170,000 of expense in the second quarter of 2006.  The gain in 2007 and the loss in 2006 are all from changes in exchange rates.

            Provision for income taxes was $1,916,000 (32.2%) in the second quarter of 2007 compared to $2,707,000 (33.6%) during the same period in 2006.

            The Company’s net income after tax was $4,035,000 or $.41 per share on a diluted basis for the second quarter of 2007 compared to $5,339,000 or $.53 per share on a diluted basis for the second quarter of 2006.  The decrease of $1,304,000 resulted from the factors described above.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Net sales for the first six months of 2007 were $252,133,000, an increase of $22,297,000 or 9.7% compared to $229,836,000 for the first six months of 2006.  The increase was primarily from the acquisitions of VacAll, NiteHawk, Henke and one month of Gradall in the amount of $14,650,000, and continued strong demand for our products in the sweeper market.  The Company also experienced some improvement in the Agricultural market along with benefits in currency exchange rates in our European division.

Net North American Industrial sales increased during the first six months by $12,044,000 or 10.6% to $125,648,000 for 2007 compared to $113,604,000 during the same period in 2006. The increase was due from the acquisitions of VacAll, NiteHawk, Henke and one month of Gradall along with higher sales from sweeper equipment.  Increased demand for the Company’s products in this division, have continued to reflect steady growth from governmental customers. Negatively impacting the quarter were soft conditions in the excavator market along with late deliveries of key components from a major supplier.

Net North American Agricultural sales were $59,311,000 in 2007 compared to $56,851,000 for the same period in 2006, an increase of $2,460,000 or 4.3%.  The increase was mainly due to improved market conditions specifically mowing and front-end loader equipment, which had experienced softness during the first part of 2007.  Higher fuel costs have also continued to negatively affect farmers’ spending.

Net European sales for the first six months of 2007 were $67,174,000, an increase of $7,793,000 or 13.1% compared to $59,381,000 during the same period of 2006.  The increase was mainly from changes in the international currency exchange rates.  Export sales outside principal markets in Western Europe also contributed to increased sales levels.  European sales continue to be affected negatively by changing governmental regulations concerning farm programs in the U.K. and European Union.

Gross profit for the first six months of 2007 was $47,911,000 (19.0% of net sales) compared to $46,856,000 (20.4% of net sales) during the same period in 2006, an increase of $1,055,000.  The increase was mainly due to the acquisitions of VacAll, NiteHawk, Henke and one month of Gradall and higher sales levels specifically in our European and sweeper products.  Negatively affecting the Company’s gross margin percent were continued higher fuel prices along with inefficiencies in the manufacturing of the VacAll product line.

Selling, general and administrative expenses (“SG&A”) were $37,213,000 (14.8% of net sales) during the first six months of 2007 compared to $32,832,000 (14.3% of net sales) during the same period of 2006, an increase of $4,381,000.  The increase in SG&A for the first six months of 2007 primarily came from the addition of VacAll, NiteHawk, Henke and one month of Gradall in the amount of $3,810,000.

            Interest expense was $4,390,000 for the first six months of 2007 compared to $3,198,000 during the same period in 2006, an increase of $1,192,000.  The increase was due to higher interest rates in the first part of 2007 along with increased borrowings to support the acquisitions of VacAll, NiteHawk and Henke.

            Other income (expense), net was $234,000 of income during the first six months of 2007 compared to $168,000 of expense in the first six months of 2006.  The gain in 2007 and the loss in 2006 are from changes in exchange rates.

            Provision for income taxes was $2,307,000 (32.2%) in the first six months of 2007 compared to $3,734,000 (33.9%) during the same period in 2006.

            The Company’s net income after tax was $4,868,000 or $0.49 per share on a diluted basis for the first six months of 2007 compared to $7,281,000 or $0.73 per share on a diluted basis for the first six months of 2006.  The increase of $2,413,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales.  These sales level the Company’s production during the off season.

As of June 30, 2007, the Company had working capital of $187,683,000 which represents an increase of $26,715,000 from working capital of $160,968,000 as of December 31, 2006.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to the acquisitions of VacAll, Nite-Hawk and Henke and seasonality.  Also the Company’s inventory at Schwarze and Gradall increased due to orders placed for Tier II chassis and industrial engines used in the Company’s products.  The Company will be required to purchase, during 2007, Tier III industrial engines which meet new stricter federal guidelines for emission controls which is expected to increase our costs.

Capital expenditures were $5,255,000 for the first six months of 2007, compared to $6,946,000 during the first six months of 2006.  Capital expenditures for 2007 are expected to be in line with 2006.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2006 or the first half of 2007.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $21,228,000 during the six month period ending June 30, 2007, compared to $66,962,000 for the same period in 2006.  The financing activities were higher in 2006 due to the acquisition of Gradall.

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

            On February 3, 2006, the Company amended and restated the credit agreement to increase the Company’s existing credit facility from $70 million to $125 million.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company has the ability to request an increase in commitments by $25 million.  In addition, the existing credit facility was modified in other respects, including reducing the asset coverage ratio and lowering the interest margins.

            On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.

            On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement.  The applicable interest margin fluctuates quarterly either up or down based upon the Company’s leverage ratio.

As of June 30, 2007, there was $98,000,000 borrowed under the revolving credit facility.  At June 30, 2007, $2,461,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts.

            There are three smaller additional lines of credit; one for the Company’s European operation in the amount of 4,000,000 British pounds, one for the Company’s Canadian operation in the amount of 3,500,000 Canadian dollars, and one for the Company’s Australian operation in the amount of 1,300,000 Australian dollars.  As of June 30, 2007 there were no British pounds borrowed against the European line of credit, 1,855,000 Canadian dollars were outstanding on the Canadian line of credit and no Australian dollars were outstanding under the Australian facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of June 30, 2007, the Company is in compliance with the terms and conditions of its credit facilities.

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

Management believes that the Company’s ability to internally generate funds from operations and secure financing from external sources will be sufficient to meet the Company’s cash requirements for the foreseeable future.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

The Company evaluates all aged receivables that are over 60 days old and reserves specifically on a 90-day basis.  The Company’s U.S. operations have Uniform Commercial Code (“UCC”) filings on practically all wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory.  This allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

The bad debt reserve balance was $2,108,000 at June 30, 2007 and $1,889,000 at December 31, 2006.  The increase was primarily due to fluctuations in exchange rates from our European and Canadian operations.

Sales Discounts

At June 30, 2007 the Company had $7,837,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2006 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts taken on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2007.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,082,000 at June 30, 2007 and $7,594,000 at December 31, 2006 in reserve to cover obsolescence and slow moving inventory.  The increase was mainly from the Company’s Agricultural and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all equipment and 90 days for parts.

Warranty reserve, as a percent of sales, is calculated by taking at the current twelve months of expenses and prorating that based on twelve months of sales with a six month lag period.  The Company’s historical experience is that a customer takes approximately six months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The warranty reserve balance was $4,255,000 at June 30, 2007 and $3,808,000 at December 31, 2006.

Separately, the Company has a liability for extended warranty policies sold to customers in the amount of $310,000 at June 30, 2007 and $261,000 at December 31, 2006 existed relating to Gradall excavators and Schwarze sweepers with a life expectancy of 1 to 5 years.

Product Liability

At June 30, 2007 the Company had accrued $250,000 in reserves for product liability cases compared to $236,000 at December 31, 2006.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2006, the self insured retention (S.I.R.) for U.S. product liability coverage for rotary mowers was $250,000 while the S.I.R. for all other products was at $100,000 per claim.  On September 30, 2006, the Company renewed its insurance coverage and the S.I.R. for both rotary mowers and all other products remained the same.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

Forward-Looking Information

            Part I of this Quarterly Report on Form 10‑Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

            Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

            Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel; increased cost of new governmental regulations which affect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow and bird flu; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

            In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; slower growth in the Company’s markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company’s suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company’s industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

            The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated.  The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that could potentially materially affect the Company’s financial results, may emerge from time to time.  It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company’s businesses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to various markets risks.  Market risks are the potential losses arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the United States, the U.K., France, Canada and Australia.  The Company sells its products primarily within the markets where the products are produced, but certain of the Company’s sales from its U.K. operations are denominated in other European currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of June 30, 2007, the Company had $2,827,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $466,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,901,000 for the period ending June 30, 2007.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,665,000 for the period ended June 30, 2006.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2007 was a gain of $2,482,000.  On June 30, 2007, the British pound closed at .4980 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7388 relative to 1.00 U.S. dollar.  At December 31, 2006 the British pound closed at .5107 relative to 1.00 U.S. dollar and the Euro dollar closed at .7575 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2006, the British pound closed at .5407 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7817 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2007 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $580,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Derivatives and Hedging

Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increase and decreases of short-term borrowing rates, specifically LIBOR.  During the quarter, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows and fair value changes related to its outstanding debt obligations.  As of June 30, 2007, the Company had $98 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixes the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of the hedge at June 30, 2007 was favorable by $452,000 and is included in Other Assets with the offset in Accumulated other comprehensive income, net of taxes.

Item 4. Controls and Procedures

      Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President and Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

      Changes in Internal Controls over Financial Reporting.  There have not been any changes in Alamo’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act, during the first half of the year that have materially affected, or are reasonably likely to materially affect, Alamo’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

   August 2, 2007 – Press Release announcing second quarter fiscal 2007 earnings

(b)     Other Information

   None

Item 6. Exhibits

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
24

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

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)
25