Form 10-Q
period 2007-09-30
ALAMO GROUP INC
filed 2007-11-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

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

At NOVEMBER 1, 2007, 9,796,829 shares of common stock, $.10 par value, of the Registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2007 and December 31, 2006	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2007 and September 30, 2006	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2007 and September 30, 2006	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$20,782	$2,169
Accounts receivable, net	100,880	97,825
Inventories	126,742	116,175
Deferred income taxes	2,382	2,293
Prepaid expenses	2,584	2,309
Total current assets	253,370	220,771

Property, plant and equipment	121,820	111,159
Less: Accumulated depreciation	(60,086)	(53,788)
	61,734	57,371

Goodwill	43,967	42,336
Intangible assets	4,107	4,185
Assets held for sale	291	341
Other assets	1,118	1,630

Total assets	$364,587	$326,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	41,462	34,019
Income taxes payable	1,207	(1,310)
Accrued liabilities	25,642	23,755
Current maturities of long-term debt	2,465	3,339
Total current liabilities	70,776	59,803

Long-term debt, net of current maturities	91,166	78,526
Deferred pension liability	3,405	4,270
Other long-term liabilities	2,990	2,614
Deferred income taxes	(176)	(313)

Stockholders' equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,839,429 and 9,804,109 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	984	980
Additional paid-in capital	53,340	54,400
Treasury stock, at cost; 42,600 shares at September 30, 2007 and December 31, 2006	(426)	(426)
Retained earnings	120,733	113,407
Accumulated other comprehensive income	21,795	15,373
Total stockholders' equity	196,426	181,734

Total liabilities and stockholders' equity	$364,587	$326,634

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended

September 30,

Nine Months Ended

September 30,

(in thousands, except per share amounts)

2007

2006

			2007	2006

Net sales:
North American
Industrial	$60,862	$58,637	$186,510	$172,241
Agricultural	31,210	25,780	90,521	82,631
European	33,884	30,321	101,058	89,702
Total net sales	125,956	114,738	378,089	344,574

Cost of sales	99,574	91,484	303,796	274,464
Gross profit	26,382	23,254	74,293	70,110

Selling, general and administrative expense	18,716	17,415	55,929	50,247
Income from operations	7,666	5,839	18,364	19,863

Interest expense	(2,025)	(1,812)	(6,415)	(5,010)
Interest income	414	188	1,047	545
Other income (expense), net	235	66	469	(102)
Income before income taxes	6,290	4,281	13,465	15,296

Provision for income taxes	2,074	1,215	4,381	4,949
Net income	$4,216	$3,066	$9,084	$10,347

Net income per common share:
Basic	$0.43	$0.31	$0.93	$1.06
Diluted	$0.42	$0.31	$0.91	$1.04
Average common shares
Basic	9,790	9,760	9,775	9,754
Diluted	9,972	9,930	9,961	9,922

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006
Operating Activities
Net income	$9,084	$10,347
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	492	910
Depreciation	6,644	6,781
Amortization	80	95
Stock-based compensation expense	477	409
Excess tax benefits from stock-based payment arrangements	(62)	(53)
Provision (benefit) for deferred income tax benefit	(113)	114
Gain on sale of property, plant and equipment	(167)	(260)
Changes in operating assets and liabilities:
Accounts receivable	369	(3,459)
Inventories	(6,275)	(16,023)
Prepaid expenses and other assets	(42)	1,227
Trade accounts payable and accrued liabilities	6,126	7,591
Income taxes payable	2,423	(1,512)
Other long-term liabilities	(489)	(152)
Net cash provided by operating activities	18,547	6,015

Investing Activities
Acquisitions, net of cash acquired	(3,464)	(48,716)
Purchase of property, plant and equipment	(6,733)	(10,159)
Proceeds from sale of property, plant and equipment	269	976
Proceeds from long-term investment	-	352
Net cash used by investing activities	(9,928)	(57,547)

Financing Activities
Net change in bank revolving credit facility	12,500	53,000
Principal payments on long-term debt and capital leases	(2,053)	(868)
Proceeds from issuance of long-term debt	45	-
Dividends paid	(1,759)	(1,756)
Proceeds from sale of common stock	466	132
Excess tax benefits from stock-based payment arrangements	62	53
Net cash provided by financing activities	9,261	50,561

Effect of exchange rate changes on cash	733	1,188
Net change in cash and cash equivalents	18,613	217
Cash and cash equivalents at beginning of the period	2,169	7,073
Cash and cash equivalents at end of the period	$20,782	$7,290

Cash paid during the period for:
Interest	$6,880	$4,676
Income taxes	$1,198	$3,998

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

September 30, 2007

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

2.  Acquisitions

      On March 6, 2007 the Company purchased all the outstanding stock of Henke Manufacturing Corporation ("Henke"), a manufacturer of specialty snow removal attachments.  Henke's products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The preliminary purchase price was approximately $3.8 million which included assumed debt of approximately $0.7 million and goodwill of $0.3 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from March 2007.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2006.

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

      On May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC, collectively referred to as ("VacAll").  This includes the product lines, inventory and certain other assets that relate to this business. The purchase price for the assets was $8.9 million and included goodwill of $6.2 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company's Statement of Income from May 2006.  The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper inventory was consolidated into the Schwarze facility in Huntsville, Alabama.

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

The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2006 is as follows:

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2007	2006

Net Sales	$379,603	$370,182
Net Income	$9,167	$10,476
Diluted Earnings per Share	$0.92	$1.06

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $2,131,000 and $1,889,000 at September 30, 2007 and December 31, 2006, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 57% and 59% of total inventory at September 30, 2007 and December 31, 2006, respectively.  The excess of current costs over LIFO valued inventories was $8,649,000 at September 30, 2007 and December 31, 2006.  Inventory obsolescence reserves were $8,498,000 at September 30, 2007 and $7,594,000 at December 31, 2006.  The increase in obsolescence reserve was primarily due to currency exchange rate fluctuations.  Net inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006

Finished goods	$104,656	$99,882
Work in process	13,572	9,574
Raw materials	8,514	6,719
	$126,742	$116,175

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates.

5.  Derivatives and Hedging

      Most of the Company's outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company's financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically LIBOR.  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows and fair value changes related to its outstanding debt obligations.  As of September 30, 2007, the Company had $87.5 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at September 30, 2007, was a $355,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.

6.  Long-Term Debt

      On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement.  The applicable interest margin fluctuates quarterly either up or down based upon the Company's leverage ratio.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	September 30, Nine Months Ended
	2007	2006

Dividends declared	$0.18	$0.18
Dividends paid	0.18	0.18

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

      The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("Statement 123(R)"), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options are estimated using a Black-Scholes option-pricing model and are amortized to expense over the options' vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

      As a result of adopting Statement 123(R), the Company's stock-based compensation expense was $177,000 and $170,000 for the quarter ended September 30, 2007 and 2006, respectively and $477,000 and $409,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

      For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.  The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2007 and 2006:

September 30,
	2007	2006

Risk-free interest rate	4.79%	6.0%
Dividend Yield	1.07%	1.07%
Volatility Factors	34.5%	34.5%
*Weighted Average Expected Life	5.0 years	5.0 years

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

      On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan.  The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003.  There are 115,080 shares outstanding under this option plan.  No further option grants can be made under this plan.

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

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2007	2007
	Shares	Exercise Price*
Options outstanding at beginning of year	211,400
Granted	74,000	$25.51
Exercised	(8,320)	$9.71
Cancelled	-	-

Options outstanding at September 30, 2007	277,080	$18.26
Options exercisable at September 30, 2007	124,680	$13.72
Options available for grant at September 30, 2007	338,000

*Weighted Averages

      Options outstanding and exercisable at September 30, 2007 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	91,000	4.35	$ 10.84	79,600	$ 10.66
$14.38 - $25.18	186,080	8.78	$ 21.89	45,080	$ 19.12
Total	277,080			124,680

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

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company's Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  11,000 shares, 5,000 shares 1,000 shares and 500 shares were exercised in 2007, 2006, 2005 and 2002 respectively.  No shares were exercised in 2003 or 2004.

      On May 12, 2003 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  11,000 shares and 1,000 shares were exercised in 2007 and 2006 respectively.  No shares were exercised in 2004 and 2005.

      On May 4, 2005 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  In 2007, there have been 5,000 shares exercised.

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

      On May 7, 2007 the Company granted an additional option under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company's Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris, and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company's Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2007	2007
	Shares	Exercise Price*
Options outstanding at beginning of year	305,000
Granted	30,000	$25.18
Exercised	(27,000)	$14.28
Cancelled	(6,000)	$17.23

Options outstanding at September 30, 2007	302,000	$11.71
Options exercisable at September 30, 2007	247,500	$ 9.63
Options available for grant at September 30, 2007	63,500

*Weighted Averages

      Options outstanding and exercisable at September 30, 2007 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	256,000	2.88	$ 9.63	243,000	$ 9.50
$13.96 - $25.18	46,000	9.14	$23.27	4,500	$16.55
Total	302,000			247,500

*Weighted Averages

9.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,

Nine Months Ended

			September 30,
(In thousands, except per share amounts)

2007

		2006

2007

				2006

Net Income	$4,216	$3,066	$9,084	$10,347

Average Common Shares:
Basic (weighted-average outstanding shares)	9,790	9,760	9,775	9,754

Dilutive potential common shares from stock options and warrants	182	170	186	168
Diluted (weighted-average outstanding shares)	9,972	9,930	9,961	9,922

Basic earnings per share	$0.43	$0.31	$0.93	$1.06

Diluted earnings per share	$0.42	$0.31	$0.91	$1.04

10.  Segment Reporting

      At September 30, 2007 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Net Revenue

Industrial	$60,862	$58,637	$186,510	$172,241
Agricultural	31,210	25,780	90,521	82,631
European	33,884	30,321	101,058	89,702
Consolidated	$125,956	$114,738	$378,089	$344,574

Income From Operations
Industrial	$3,070	$3,740	$7,530	$14,729
Agricultural	1,006	(933)	2,204	(2,260)
European	3,590	3,032	8,630	7,394
Consolidated	$7,666	$5,839	$18,364	$19,863

Goodwill
Industrial	$27,295	$25,184	$27,295	$25,184
Agricultural	5,871	5,379	5,871	5,379
European	10,801	9,841	10,801	9,841
Consolidated	$43,967	$40,404	$43,967	$40,404

Total Identifiable Assets
Industrial	$163,515	$158,749	$163,515	$158,749
Agricultural	81,738	80,545	81,738	80,545
European	119,334	101,518	119,334	101,518
Consolidated	$364,587	$340,812	$364,587	$340,812

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

12.    Comprehensive Income

      During the third quarter of 2007 and 2006, Comprehensive Income amounted to $7,108,000 and $3,432,000, respectively.

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net Income	$4,216	$3,066	$9,084	$10,347
Foreign currency translation adjustment	3,392	366	6,642	5,389
Derivatives, net of taxes	(500)	-	(220)	-

Comprehensive Income	$7,108	$3,432	$15,506	$15,736

      The components of Accumulated other comprehensive income as shown on the Balance Sheet are as follows:

September 30,

2007

(Unaudited)

December 31,

2006

		(Audited)
(in thousands)	2007	2006
Foreign currency translation adjustment	21,140	14,498
Derivatives, net of taxes	(220)	-
Actuarial gain on defined benefit pension plan	$875	$875

Accumulated other comprehensive income	$21,795	$15,373

13.    Contingent Matters

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most prevalent of such actions relates to product liability, which is generally covered by insurance after various self-insured retention ("SIR") amounts.  While amounts claimed might be substantial, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations; however, the ultimate resolution of these actions cannot be determined at this time.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued several years before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company's environmental liability reserve balance.  We requested a "no further action" classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

      The Company also preliminarily established an environmental reserve in the amount of $1,920,000 related to the acquisition of Gradall's facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to cost $400,000.  $1,189,000 of the reserve is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  The Company has also identified and established a reserve of $331,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

      The Company's pension expense was not material for the three and nine months ended September 30, 2007 or 2006.

15.    Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting treatment of uncertain tax positions in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007.

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $167,000 for "unrecognized tax positions," which includes penalty and interest of $134,000.

      The Federal income tax returns for 2004, 2005 and 2006 are currently under examination by the Internal Revenue Service.  The Company's income tax years 2003-2006 remain open to examination by state and federal tax jurisdictions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Sales Data In Percentages)	2007	2006	2007	2006
North American
Industrial	48.3%	51.1%	49.3%	50.0%
Agricultural	24.8%	22.5%	24.0%	24.0%
European	26.9%	26.4%	26.7%	26.0%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2007	2006	2007	2006

Gross margin	20.9%	20.3%	19.6%	20.3%
Income from operations	6.1%	5.1%	4.9%	5.8%
Income before income taxes	5.0%	3.7%	3.6%	4.4%
Net income	3.3%	2.7%	2.4%	3.0%

Overview

This report contains forward-looking statements that are based on Alamo Group's current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first nine months of 2007 the Company's net income was down compared to the first nine months of 2006 primarily due to lower Gradall sales and inefficiencies in production of VacAll vacuum trucks.  Despite this weakness from Gradall and VacAll, the balance of our operating units produced a solid performance in both sales and profits.  The Industrial Division without the acquisitions was up 1% during the first nine months of 2007 despite lower Gradall sales in key market segments that were offset by increases in the sweeper business.  Sales in the Agricultural Division at the start of the year initially reflected soft market conditions but showed improvement during the second and third quarters of 2007.  European sales improved over 2006 primarily due to more favorable currency exchange rates in 2007 and also export sales outside of its principal markets.

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

Results of Operations

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

      Net sales for the third quarter of 2007 were $125,956,000, an increase of $11,218,000 or 9.8% compared to $114,738,000 for the third quarter of 2006.  The increase was primarily attributable to the acquisitions of VacAll and Henke in the amount of $3,680,000 and continued demand in our Industrial division for our Schwarze sweepers.  The Company also saw improved markets in our Agricultural and European divisions.

Net North American Industrial sales increased during the third quarter by $2,225,000 or 3.8% to $60,862,000 for 2007 compared to $58,637,000 during the same period in 2006. The majority of the increase came from the acquisitions of VacAll ($2,824,000) and Henke ($1,385,000) along with increased sales for sweeper products.

Net North American Agricultural sales were $31,210,000 in 2007 compared to $25,780,000 for the same period in 2006, an increase of $5,430,000 or 21.1%.  The increase was the result of improved market conditions in this sector, specifically mowing and front-end loader equipment.

Net European Sales for the third quarter of 2007 were $33,884,000, an increase of $3,563,000 or 11.7% compared to $30,321,000 during the third quarter of 2006.  The majority of the increase was primarily due to changes in the international currency exchange rates.  European market conditions continued to show some improvement along with increased export sales outside Western Europe.

      Gross profit for the third quarter of 2007 was $26,382,000 (20.9% of net sales) compared to $23,254,000 (20.3% of net sales) during the same period in 2006, an increase of $3,128,000.   The increase was primarily from higher sales from our VacAll and Henke acquisitions.  The Company also had increased margin from higher sales in our European and Agricultural divisions along with sweeper products in our Industrial division.

      Selling, general and administrative expense ("SG&A") was $18,716,000 (14.9% of net sales) during the third quarter of 2007 compared to $17,415,000 (15.2% of net sales) during the same period of 2006, an increase of $1,301,000.  The increase in SG&A was primarily from the additions of Henke and increase of VacAll  in the amounts of $1,154,000.

      Interest expense was $2,025,000 for the third quarter of 2007 compared to $1,812,000 during the same period in 2006, an increase of $212,000.  This increase was mainly from increased borrowings due to the acquisition of Henke.

      Other income (expense) was $235,000 of income during the third quarter of 2007 compared to $66,000 of income in the third quarter of 2006.  The gains in both 2007 and 2006 are entirely from changes in exchange rates.

      Provision for income taxes was $2,074,000 (33.0% of income before taxes) for the third quarter of 2007 compared to $1,215,000 (28.4% of income before taxes) in the third quarter of 2006.  The decrease in the effective tax rate for 2006 was from final adjustments to the 2005 tax return that was filed in September of 2006.

      The Company's net income after tax was $4,216,000 or $.42 per share on a diluted basis for the third quarter of 2007 compared to $3,066,000 or $.31 per share on a diluted basis for the third quarter of 2006.  The increase of $1,150,000 resulted from the factors described above.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

      Net sales for the first nine months of 2007 were $378,089,000, an increase of $33,515,000 or 9.7% compared to $344,574,000 for the first nine months of 2006.  The increase was primarily attributable to the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall in the amount of $19,139,000, and continued market improvement in the Industrial division particularly Schwarze sweepers.  The Company also experienced some improvement in the Agricultural sector along with benefits in currency exchange rates in our European division.

Net North American Industrial sales increased during the first nine months by $14,269,000 or 8.3% to $186,510,000 for 2007 compared to $172,241,000 during the same period in 2006. The increase was due from the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall along with higher sales of sweeper products.  Increased demand for the Company's products in this division have continued to reflect steady growth from governmental customers.  Negatively impacting the quarter were soft conditions in the North American wheeled excavator market along with late deliveries of key components.

Net North American Agricultural sales were $90,521,000 in 2007 compared to $82,631,000 for the same period in 2006, an increase of $7,890,000 or 9.5%.  The increase was mainly due to improved market conditions, specifically mowing and front-end loader equipment, which had experienced softness during the first part of 2007 due in part to operating costs which continued to negatively affect farmers' spending.

Net European Sales for the first nine months of 2007 were $101,058,000, an increase of $11,356,000 or 12.7% compared to $89,702,000 during the same period of 2006.  This increase was mainly from changes in the international currency exchange rates.  Sales grew by 3% in the local currency primarily due to export sales outside the Company's principal markets in Western Europe.  European sales continue to be affected negatively by changing governmental regulations concerning farm programs in the U.K. and European Union.

      Gross profit for the first nine months of 2007 was $74,293,000 (19.6% of net sales) compared to $70,110,000 (20.3% of net sales) during the same period in 2006, an increase of $4,183,000. The increase was due to the acquisitions of Nite-Hawk, Henke and one month of Gradall, along with higher sales of sweeper products.  Negatively affecting the Company's gross margin percent were continued higher energy prices along with inefficiencies in the manufacturing of the VacAll product line at the Gradall facility.

Selling, general and administrative expense ("SG&A") were $55,929,000 (14.8% of net sales) during the first nine months of 2007 compared to $50,247,000 (14.6% of net sales) during the same period of 2006, an increase of $5,682,000.  The increase in SG&A for the first nine months of 2007 primarily came from the addition of VacAll, Nite-Hawk, Henke and one month of Gradall in the amount of $5,075,000.

      Interest expense was $6,415,000 for the first nine months of 2007 compared to $5,010,000 during the same period in 2006, an increase of $1,405,000.  The increase was due to higher interest rates in the first part of 2007 along with increased borrowings to support the acquisitions of VacAll, Nite-Hawk and Henke and higher levels of working capital.

      Other income (expense) was $469,000 of income during the first nine months of 2007 compared to $102,000 of expense in the first nine months of 2006.  The income in 2007 and the losses in 2006 are from changes in exchange rates.

      Provision for income taxes was $4,381,000 (32.5% of income before taxes) for the first nine months of 2007 compared to $4,949,000 (32.4% of income before taxes) in the first nine months of 2006.

      The Company's net income after tax was $9,084,000 or $0.91 per share on a diluted basis for the first nine months of 2007 compared to $10,347,000 or $1.04 per share on a diluted basis for the first nine months of 2006.  The decrease of $1,263,000 resulted from the factors described above.

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to expand the Company's business, including inventory purchases and capital expenditures.  The Company's inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales in our mowing equipment markets.  These sales level the Company's production during the off season.

      As of September 30, 2007, the Company had working capital of $182,594,000, which represents an increase of $21,626,000 from working capital of $160,968,000 as of December 31, 2006.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to the acquisitions of VacAll, Nite-Hawk and Henke and seasonality.  Also the Company's inventory at Schwarze and Gradall increased due to orders placed for Tier II chassis and industrial engines used in the Company's products.  The Company will be required to purchase, which started in 2007, Tier III industrial engines which meet new stricter federal guidelines for emission controls will increase our costs.

      Capital expenditures were $6,733,000 for the first nine months of 2007, compared to $10,159,000 during the first nine months of 2006.  Capital expenditures for 2007 are expected to be in line with 2006.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company's common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2006 or the first half of 2007.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $9,261,000 during the nine-month period ending September 30, 2007, compared to $50,561,000 net cash used by financing activities for the same period in 2006.  The increase in 2006, was from additional borrowings for the acquisition of Gradall, VacAll and Nite-Hawk and higher accounts receivable and inventory levels due to seasonality.

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

      On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement.  The applicable interest margin fluctuates quarterly either up or down based upon the Company's leverage ratio.

      As of September 30, 2007, there was $87,500,000 borrowed under the revolving credit facility.  At September 30, 2007, $871,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts.

      There are smaller additional lines of credit; for the Company's United Kingdom operation in the amount of 1,000,000 British pounds, for our French operations in the amount of 4,550,000 Euros, for our Canadian operation in the amount of 2,500,000 Canadian dollars, and for our Australian operation in the amount of 1,300,000 Australian dollars.  As of September 30, 2007 there were no British pounds borrowed against the United Kingdom line of credit, no Euros were borrowed against the French line of credit, 833,000 Canadian dollars were outstanding on the Canadian line of credit and no Australian dollars were outstanding under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company's borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of September 30, 2007, the Company is in compliance with the terms and conditions of its credit facilities.

      On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Securities Exchange Act.  The Company believes that it could provide us with the flexibility to raise additional capital.

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

      The Company evaluates all aged receivables that are over 60 days old and reserves specifically on a 90-day basis.  The Company's U.S. operations have secured positions on most units each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer's inventory.  This allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

      The bad debt reserve balance was $2,131,000 at September 30, 2007 and $1,889,000 on December 31, 2006.  The Company does not believe that there are any collectibility concerns within these reserves outside the normal course of business.

Sales Discounts

      At September 30, 2007 the Company had $5,330,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2006 on product shipped to our customers under various promotional programs.  The decrease was due primarily to additional discounts taken by our dealers on the Company's Rhino and M&W products which are ordered during the pre-season, from July to December of each year and are shipped through the second quarter of 2007.  The Company reviews the reserve quarterly based on the analysis made on each program in effect at the time.

The Company bases its reserves on historical data relating to discounts taken by customers under each program.  Historically between 85% and 95% of the Company's customers who qualify for each program, actually take the discount that is available.

Inventories - Obsolescence and Slow Moving Inventory

      The Company had $8,498,000 at September 30, 2007 and $7,594,000 at December 31, 2006 in reserves to cover obsolescence and slow moving inventory. The increase was due primarily to currency exchange rate fluctuations.  The obsolescence and slow moving policy states that the reserve in general is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There may be exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

      The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company's warranty policy is generally to provide its customers warranty for up to one year on all units and 90 days for parts though there are exceptions on some products or specific components.

      Warranty reserve, as a percent of sales, is calculated by looking at the current twelve months expenses and prorating that based on twelve months sales with a six month lag period.  The Company's historical experience is that a customer takes approximately six months from the time the unit is received and put it into operation to file any warranty claim.  A warranty reserve is established for each marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.  The warranty reserve balance was $ 4,171,000 at September 30, 2007 and $3,808,000 at December 31, 2006.

      Separately, the Company has a liability for extended warranty policies sold to customers in the amount of $310,000 at September 30, 2007 and $281,000 at December 31, 2006 relating to Gradall excavators and Schwarze sweepers with a life expectancy of 1 to 5 years.

Product Liability

      At September 30, 2007 the Company had accrued $231,000 in reserves for product liability cases compared to $236,000 at December 31, 2006.  The Company accrues primarily on a case-by-case basis and adjusts the balance quarterly.

      During most of 2007, the self insured retention (S.I.R.) for U.S. product liability coverage for rotary mowers was $250,000 while the S.I.R. for most other products was at $100,000 per claim.  However, some products were covered under policies that have little or no SIR.  On September 30, 2007, the Company renewed its insurance coverage and the S.I.R. for rotary mowers was reduced to $150,000 and all other products are now at $100,000.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.'s or deductibles.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer's income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company's customers and related contractors; the price and availability of critical raw materials, particularly steel;  purchase materials such as hydraulic components; increased cost of new governmental regulations which affect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow and hoof and mouth; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company's ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency-based sales, the Company's U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to cover approximately 80% of their future net foreign currency sales transactions over a period of nine months.  As of September 30, 2007, the Company had £4,463,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $621,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates as a Result of International Sales

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in gross profit of $2,978,000 for the period ending September 30, 2007.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have resulted in a decrease in gross profit of approximately $2,586,000 for the period ended September 30, 2006.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.  The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2007 was a gain of $3,392,000.  On September 30, 2007, the British pound closed at .4887 relative to 1.00 U.S. dollar, and the Euro closed at .7013 relative to 1.00 US dollar.  At December 31, 2006 the British pound closed at .5107 relative to 1.00 U.S. dollar and the Euro closed at .7575 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2006, the British pound closed at .5341 relative to 1.00 U.S. dollar, and the Euro closed at .7886 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company's long-term debt bears interest at variable rates.  Accordingly, the Company's net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2007 average interest rate under these borrowings, the Company's interest expense would have changed by approximately $713,000 for the first nine months of the year.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure as it has done in the past.  However, due to the uncertainty of the actions that would be taken and their possible affects this assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Derivatives and Hedging

      Most of the Company's outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company's financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically LIBOR.  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows and fair value changes related to its outstanding debt obligations.  As of September 30, 2007, the Company had $87.5 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at September 30, 2007, was a $355,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.

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

      Changes in Internal Controls over Financial Reporting.  There have not been any changes in Alamo's internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act, during the first half of the year that have materially affected, or are reasonably likely to materially affect, Alamo's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

October 31, 2007 - Press Release announcing third quarter fiscal 2007 earnings

(b)    Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1		Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2		Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3		Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	-	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	-	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	-	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

