Form 10-K
period 2007-12-31
ALAMO GROUP INC
filed 2008-03-12
CIK 897077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-K
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21220
ALAMO GROUP INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	74-1621248 (I.R.S. Employer Identification Number)
1627 East Walnut, Seguin, Texas 78155
(Address of principal executive offices, including zip code)
830-379-1480 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [    ]

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2. of the Exchange Act

Large accelerated filer [ ] Non-Accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 29, 2007 (based upon the last reported sale price of $25.20 per share) was approximately $157,538,959 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 28, 2008 was 9,796,829 shares.

        Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2008 Annual Meeting of Stockholders to be held on May 7, 2008, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture, distribution and service of high quality equipment for right-of-way maintenance and agriculture. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve, a meaningful share of their niche markets. The Company has 2,347 employees and operates a total of sixteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada, and Australia.

      The predecessor corporation to Alamo Group Inc. was incorporated in the State of Texas in 1969, as a successor to a business that began selling mowing equipment in 1955, and Alamo Group Inc. was reincorporated in the State of Delaware in 1987.

Acquisition History

      Since its founding in 1969, the Company has focused on satisfying customer needs through geographic market expansion, product development and refinement and selected acquisitions.  The Company’s first products were based on rotary cutting technology.  Through acquisitions, the Company added flail cutting technology in 1983 and sickle-bar cutting technology in 1984.  The Company added to its presence in the industrial and governmental vegetation markets with the acquisition of Tiger Corporation (“Tiger”) in late 1994.

      The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. (“Rhino”), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction.  The addition of M&W Gear Company (“M&W”) in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment which complements the Rhino distribution network.  M&W has been integrated into the agricultural marketing group, utilizing the same sales force to cross sell Rhino and M&W products.

      In 1991, the Company began its international expansion with the acquisition of McConnel Ltd. (“McConnel”), a United Kingdom (“U.K.”) manufacturer of vegetation maintenance equipment, principally hydraulic boom-mounted hedge and grass cutters and related parts. Bomford-Turner Ltd. (“Bomford”), also a U.K. company, was acquired in 1993.  Bomford is a manufacturer of heavy-duty, tractor-mounted grass and hedge mowing equipment.  McConnel and Bomford sell their products to dealers and distributors through their respective sales forces.

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. (“SMA”) located in Orleans, France.  SMA manufacturers and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts primarily to departments of the French government.  This acquisition, along with the acquisitions of Forges Gorce, a flail blade manufacturer in France, in 1996 and Rousseau Holdings, S.A. (“Rousseau”), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

      In late 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation (“Herschel”), a leading manufacturer and distributor of aftermarket farm equipment replacement and wear parts.

      In early 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”).  Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors.  The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.

      In 2000, the Company purchased the product line and associated assets of Twose of Tiverton LTD (“Twose”) in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer distribution network.  Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which strengthened the Company’s market leadership position in the U.K.

      In late 2000, the Company acquired Schulte Industries, LTD. and its related entities (“Schulte”).  Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte strengthened the Company’s Canadian presence in both marketing and manufacturing.  It also expanded the Company’s range of large, heavy-duty rotary mowers.

      In 2001, the Company acquired all of the assets of SMC Corporation (“SMC”).  SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturer (“OEM”) customers and its own SMC brand.  This acquisition expanded the product range of our agricultural division by branding a line of loaders for Rhino.

      In early 2002, the Company purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts (“Valu-Bilt”), a subsidiary of Quality Stores, Inc., located in Des Moines, Iowa.  Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural spare and wear parts sold directly to customers through its catalog and the internet and on a wholesale basis to dealers.  Subsequent to the purchase, the operations of Valu-Bilt in Des Moines, Iowa, were consolidated into the Company’s Herschel facility in Indianola, Iowa.

      In late 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a leading French manufacturer of front-end loaders and attachments.  The Company acquired Faucheux out of administration, a form of bankruptcy in France.  This acquisition broadened the range of our agricultural implements in the French market which we have expanded in the U.K. as well.

      On May 19, 2004, the Company purchased the pothole patcher and snowblower product lines from Wildcat Manufacturing, Inc.  The product line was merged into the Schwarze operation and is complementary to its current product offerings.

      On February 14, 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited (“Spearhead”) and subsequently merged its manufacturing operations into Bomford’s facility.  Spearhead manufacturers a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters.  This acquisition extends our product lines and market coverage in Europe.

      On February 3, 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc. including their manufacturing plant in New Philadelphia, Ohio.  Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America.  This acquisition enhances our Industrial Division products which are sold to governmental buyers and related contractors for maintenance along right-of-ways.

      On May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”).  This includes the product lines, inventory and certain other assets that relate to this business.  The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio and the sweeper line was consolidated into the Schwarze facility in Huntsville, Alabama.

      On July 14, 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC, (“Nite-Hawk”) a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which will expand its presence in that market and complement its Schwarze sweeper line.

      On March 6, 2007 the Company purchased Henke Manufacturing Corporation, (“Henke”) a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.

Marketing and Marketing Strategy

      The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its niche product offerings.  The Company’s products are sold through the Company’s various marketing organizations, and extensive, world-wide dealer distribution networks under the Alamo Industrial®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Henke®, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Valu-Bilt®, Schulte®, McConnel®, Bomford®, Spearhead™,  Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ trademarks as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial

      Alamo Industrial equipment is principally sold to governmental end-users, related independent contractors and, to a lesser extent, utility and other right of way maintenance operators, and other applications.  Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

      Tiger equipment includes heavy-duty, tractor and truck-mounted mowing and vegetation maintenance equipment and replacement parts.  Tiger sells to state, county, local governmental entities and related contractors primarily through a network of independent dealers.  Tiger’s dealer distribution network is independent of Alamo Industrial’s dealer distribution network.  A portion of Tiger’s sales includes tractors, which are not manufactured by Tiger.

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with high-efficiency environmental sweepers, pothole patchers and replacement parts.  Schwarze primarily sells its products to governmental agencies and independent contractors.  The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

      Gradall produces a wide spectrum of models based on high-pressure hydraulics and telescoping booms which are sold through dealers primarily to governmental agencies, contractors and to a lesser extent the mining industry, steel mills and other specialty applications. Many of their products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers.

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

      Henke designs and manufactures snowplows and heavy duty snow-removal equipment, hitches and attachments for trucks, loaders and graders.  Henke’s primary end users are governmental agencies, related contractors and other industrial users.

North American Agricultural

      Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking.  It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-powered equipment including rotary cutters, finishing mowers, flail mowers, disc mowers, front end loaders, backhoes, posthole diggers, scraper blades and replacement parts.  This equipment is primarily sold through farm equipment dealers, as well as OEM’s and other Alamo Group Company distributors.  A portion of the Rhino product line is also sold through McConnel’s network of agricultural dealers in the U.K.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today.  The majority of the products are sold to OEMs and to a lesser extent through Rhino branded equipment.

      Herschel/Valu-Bilt aftermarket replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment.  Herschel products include a wide range of cutting parts, plain and hard-faced replacement tillage tools, disc blades and fertilizer application components.  Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers; fleet stores; wholesale distributors; OEMs; and construction equipment dealers.  Valu-Bilt complements the Herschel product lines while also expanding the Company’s offering of after-market agricultural parts and added catalog and internet sales direct to end-users.

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts.  Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S.  Schulte also sells some of the Company’s other product lines in their markets and some of its products through Twose in the U.K. and independent distributors throughout the world.

European

      McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts.  McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe, Australia, and North America through independent dealers and distributors.

      Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts.  Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., Ireland and France and, to a lesser extent, other countries in Europe, North America, Australia and the Far East. Bomford’s sales network is similar to that of McConnel in the U.K.  Rhino sells some of Bomford’s product line in the U.S.

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts.  SMA’s principal customers are French local authorities. SMA’s product offerings were expanded in 1994 to include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships.  Forges Gorce manufactures flail blades which are sold to some of the Company’s subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers, agricultural implements and related replacement parts.  Twose products are manufactured at the Company’s U.K. facilities as well as outside vendors.  These products are sold through its own dealer distribution network in the U.K. and through Faucheux in France.

      The addition of Spearhead expanded the Company’s product lines, particularly rotary cutters, and market coverage in Europe and increased utilization of our U.K. manufacturing facilities.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts.  Historically, the majority of Faucheux sales have been in France, but the Company has expanded market coverage to other countries, particularly the U.K., using the Company’s existing dealer distribution network.

      Rousseau sells hydraulic and mechanical boom mowers, primarily in France through its own sales force and dealer distribution network to mainly agricultural and governmental markets.  Their products have also been introduced into other markets outside of France.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 25%, 27% and 24% of the Company’s total sales for the years ended December 31, 2005, 2006 and 2007, respectively.  The increase in 2006 was mainly from the temporary production of low margin parts produced by Gradall for JLG Industries, the previous owner of Gradall as part of a post acquisition transaction.  Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

      The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success.  The Company continually conducts research and development activities in an effort to improve existing products and develop new products.  As of December 31, 2007, the Company employed 112 people in its various engineering departments, 66 of whom are degreed engineers and the balance of whom are support staff.  Amounts expended on research and development activities were approximately $5,185,000 in 2007 and $4,799,000 in 2006 and $3,132,000 in 2005.  As a percentage of sales, research and development was approximately 1.0% in 2007, 1.1% in 2006 and 1.0% in 2005, and is expected to continue at similar levels in 2008.

Seasonality

      The Company’s sales, both product and spare parts, are generally higher in the second and third quarters of the year because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-ways, construction and street and parking lot sweeping.  Usage of this equipment is lower in harsh weather.  We believe the acquisitions in 2006 and 2007 will somewhat soften the seasonality factor we experienced historically which had a higher concentration of vegetation maintenance equipment representing a larger percentage of total sales.  In order to enhance efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and manufacturing capacity is scheduled in anticipation of such demand. The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities.  Additionally, many of the Company’s marketing departments attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods.

Competition

      The Company’s products are sold in highly competitive markets throughout the world.  The principal competitive factors are price, quality, availability, service and reputation.  The Company competes with several large national and international companies that offer a broad range of equipment and replacement parts, as well as numerous small, privately-held manufacturers and suppliers of a limited number of products, mainly on a regional basis.  Some of the Company’s competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal.  The Company believes that it is able to compete successfully in its markets by effectively managing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger potential competitors.  There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development and marketing of products competitive with the Company’s products or that new competitors with greater resources will not enter the Company’s markets.

Unfilled Orders

      As of December 31, 2007, the Company had unfilled customer orders of $82,052,000 compared to $59,744,000 at December 31, 2006.  The 37% increase was primarily the result of the VacAll, Nite-Hawk and Henke acquisitions along with increased orders in our agricultural division.  The Company also experienced increases in governmental orders in its Industrial sector primarily for both mowers and street sweepers.  Management expects that substantially all of the Company’s backlog as of December 31, 2007 will be shipped during fiscal year 2008.  The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments.  No single customer is responsible for supplying more than 10% of the aggregate revenue of the Company.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies.  A number of the Company’s products are mounted and shipped with a tractor or truck chassis.  Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year.  In 2007, truck chassis and industrial engines used in the Company’s products and manufactured after January 1, 2007, were required to meet Tier III federal guidelines for emission controls which increased the cost of our units and our working capital requirements.  No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.  The Company sources its purchased goods from international and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drive lines, gear boxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications.  During 2007 and continuing into 2008 the Company continues to be impacted by supplier issues relating to timely deliveries of hydraulic components.  The Company continues to work with these vendors as well as identifying other potential sources.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents.  The Company amortizes approximately $104,000 annually in patents and trademarks relating to the industrial segment.  The net book value of the patents and trademarks was $4,081,000 and $4,185,000 as of December 31, 2007 and 2006, respectively.

      Products manufactured by the Company are advertised and sold under numerous trademarks.  Alamo Industrial®, Gradall®, VacAll™, Henke®,  Rhino®, M&W®, SMC™, Fuerst®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Valu-Bilt®, Rousseau™ and Spearhead™,  trademarks are the primary marks for the Company’s products.  The Company also owns other trademarks which it uses to a lesser extent, such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®.  Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.  The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

Environmental and Other Governmental Regulations

      Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and offsite disposal locations, workplace safety and equal employment opportunities.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

      The Company also preliminarily established an environmental reserve in the amount of $1,913,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to cost $400,000.  The Company has also identified and established a reserve of $325,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Employees

      As of December 31, 2007, the Company employed 2,347 full-time employees.  In the U.S. the Company has collective bargaining agreements at the Gradall facility which cover 262 employees and expiries in March 2010 and at the SMC facility covering 114 employees which expires in April 2009.  The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux and Rousseau, also have various collective bargaining agreements covering 523 employees.  The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 13 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 14 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC.  The SEC’s website is http:// www.sec.gov.

The Company’s website is www.alamo-group.com.  The Company makes available free of charge through its website, via a link to the SEC’s website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The Company also makes available, through its website, via a link to the SEC’s website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others required under Section 16 of the Exchange Act.

The Company also makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site.  You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format.  In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Corporate Governance Policies and its Code of Conduct and Ethics for its directors, officers and employees.  You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal corporate office of the Company.  The telephone number is (830) 379-1480.  The information on the Company’s website is not incorporated by reference into this report.

Forward-Looking Information

      Part I of this Annual Report on Form 10‑K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

     The documents incorporated herein and therein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements that are not historical are forward-looking.  When used by us or on our behalf, the words “will”, “estimate,” “believe,” “intend,” “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf.  Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

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

  changes in market conditions;

  increased competition;

  decreases in the prices of agricultural commodities, which could affect our customers’   income levels;

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

   We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above and under “Risk Factors” in this prospectus, as well as others not now anticipated.  The foregoing statements are not exclusive and further information concerning us and our businesses, including factors that could potentially materially affect our financial results, may emerge from time to time.  It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company’s businesses.

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2008 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	55	President and Chief Executive Officer
Dan E. Malone	47	Executive Vice President and Chief Financial Officer
Robert H. George	61	Vice President, Secretary and Treasurer
Richard J. Wehrle	51	Vice President and Controller
Donald C. Duncan	55	Vice President and General Counsel
Geoffrey Davies	60	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	61	Executive Vice President, Alamo Group (USA) Inc. North American Agricultural Division
Ian Burden	53	Executive Vice President, Alamo Group (USA) Inc. North American Alamo Industrial Division

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

Item 1A.  Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to the Company’s securities. If any of the following risks develop into actual events, the Company’s business, financial condition or results from operations could be materially and adversely affected and you could lose all or part of your investment.

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

  general economic conditions;

  the price and availability of raw materials (including fuel and steel), and purchased components;

  budget constraints and revenue shortfalls for our governmental customers;

  changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation;

  the levels of interest rates; and

  the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products and in which we don’t have a manufacturing presence.

      In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

  animal disease outbreaks, epidemics and crop pests;

  weather conditions, such as droughts and floods;

  changes in farm incomes;

  cattle and agricultural commodity prices;

  changes in governmental agricultural policies and subsidies, including the impending end of the five year U.S. Farm Bill of 2002, uncertainty surrounding the new U.S. Farm Bill not yet approved, and changing governmental regulations concerning farm programs imposed by the European Union;

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

Our dependence on, and the price and availability of, raw materials (such as steel and fuel) as well as purchased components may adversely affect our business, results of operations and financial condition.

We are subject to fluctuations in market prices for raw materials such as steel and energy. In recent years, the prices of various raw materials have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as have occurred with the cost and availability of steel, fuel and related products.  Additionally, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials.   If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected.  In addition, higher energy costs may negatively affect spending by farmers, including their purchases of our products.

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

We have operations in a number of countries outside of the United States. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including the following:

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

In addition, political developments and governmental regulations and policies in the countries in which we operate directly affect the demand for our products.  For example, decreases or delays in farm subsidies to our agricultural customers, or the implementation of “green policies” aimed at limiting mowing activities, could adversely affect our business, results of operations and financial condition.

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

  acquisitions may divert our management’s attention from the operation of our businesses;

  we may not be able to retain key personnel of acquired businesses;

  there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and

  we may encounter unanticipated events, circumstances or legal liabilities.

Our integration of acquired businesses requires significant efforts from the management of each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management’s attention from the day-to-day operation of the combined companies. Ultimately, our attempts to integrate the operations, technology and personnel of acquired businesses may not be successful. If we are unable to successfully integrate acquired businesses, our future results may be negatively impacted.

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

Moreover, as a result of our acquisitions in recent years, we have recorded substantial goodwill on our balance sheet, which amounted to approximately $43,946,000 as of December 31, 2007. We test our goodwill for impairment annually, as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset.  Our ability to avoid impairment will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If it is determined that an impairment exists, we may be required to incur material charges to our earnings.

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

Our continued success will depend on, among other things, the efforts and skills of our executive officers, including our president and chief executive officer, and our ability to attract and retain additional highly qualified managerial, technical, manufacturing and sales and marketing personnel.  We do not maintain “key man” life insurance for any of our employees, and all of our senior management are employed at will.  We cannot assure you that we will be able to attract and hire suitable replacements for any of our key employees. We believe the loss of a key executive officer or other key employee could have an adverse effect on our business, results of operations and financial condition.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

      The Company also preliminarily established an environmental reserve in the amount of $1,913,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to cost $400,000.  The Company has also identified and established a reserve of $325,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The trading price of our common stock has and may continue to fluctuate.  The closing prices of our common stock on the NYSE during 2007 has ranged from $28.36 to $16.78 per share, and during 2006 ranged from $26.00 to $19.25 per share.  Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions.   Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock.  The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. At December 31, 2007, 9,796,829 shares of our common stock were issued and outstanding, and there were outstanding options to purchase an additional 579,080 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 1999 Non-Qualified Stock Option Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted.  Issuance of these shares of common stock may substantially dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

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

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include supermajority voting requirements, prohibiting the stockholder from calling stockholders meetings, removal of directors for cause only and prohibiting shareholder actions by written consent.  Our Certificate of Incorporation and By-laws state that any amendment to certain provisions, including those provisions regarding the removal of directors and limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater shareholder for a period of three years from the date such person acquired such status unless certain board or shareholder approvals were obtained.  For more information, see “Description of Capital Stock.”

Certain stockholders own a significant amount of our common stock, and their interests may conflict with those of our other stockholders.

As of December 31, 2007, Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation and Third Avenue Management LLC, beneficially owned approximately 29.0% and 26.0% respectively, of our outstanding common stock. As a result, either of them alone will be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with others, to prevent or cause a change in control of the Company.  In addition, the interests of Third Avenue Management and Capital Southwest may conflict with the interests of our other stockholders.

Item 1B.  Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2.  Properties

      At December 31, 2007, the Company utilized eight principal manufacturing plants located in the United States, six in Europe, one in Canada, and one in Australia.  The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers for Rhino and M&W, Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino, and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of After-market Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom Mounted Hedge and Grass Cutters for Rousseau
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose, and Spearhead
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEMs, SMC and Rhino
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadoires, France	12,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Warehouses & Sales Offices Offices	58,000 10,400 5,600	Owned Owned Leased	Service Parts Distribution and Sales Office Corporate Office
Total	2,310,800

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

Item 3.  Legal Proceedings

      The Company is subject to various legal actions which have arisen in the ordinary course of its business.  The most prevalent of such actions relate to product liability, which is generally covered by insurance after various self-insured retention amounts.  While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, however, the ultimate resolution cannot be determined at this time.

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the State of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

      The Company also preliminarily established an environmental reserve in the amount of $1,913,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to cost $400,000.  The Company has also identified and established a reserve of $325,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG.  On February 28, 2008, there were 9,796,829 shares of common stock outstanding, held by approximately 110 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number.  On February 28, 2008, the closing price of the common stock on the New York Stock Exchange was $18.51 per share.

The following table sets forth, for the period, indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2007				2006
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2007	$25.84	$22.76	$.06	March 31, 2006	$24.85	$20.05	$.06
June 30, 2007	28.36	22.94	.06	June 30, 2006	22.65	19.31	.06
September 30, 2007	26.60	22.10	.06	September 30, 2006	26.00	19.25	.06
December 31, 2007	24.98	16.78	06	December 31, 2006	24.37	20.95	.06

      On January 3, 2008, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 1, 2008, to holders of record as of January 17, 2008. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.  In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2006 or in 2007.  The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

      Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

      The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Alamo Group Inc. specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

      The following graph and table sets forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2007, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Operations:
Net sales	$504,386	$456,494	$368,110	$342,171	$279,078
Income before income taxes	18,035	16,975	16,739	20,582	12,972
Net income	12,365	11,488	11,291	13,396	8,038
Percent of sales	2.5%	2.5%	3.1%	3.9%	2.9%
Earnings per share
Basic	1.26	1.18	1.16	1.38	0.83
Diluted	1.24	1.16	1.14	1.36	0.82
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	9,781	9,756	9,746	9,731	9,721
Diluted	9,953	9,925	9,908	9,864	9,789
Financial Position:
Total assets	$350,630	$326,634	$246,216	$231,730	$193,523
Short-term debt and current maturities	3,368	3,339	2,997	2,961	1,615
Long-term debt, excluding current maturities	78,527	78,526	30,912	18,428	14,379
Stockholders’ equity	$198,698	$181,734	$163,476	$160,832	$144,067

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

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales data in thousands:	2007	2006	2005

North American
Industrial	$ 253,203	$ 232,462	$ 128,057
Agricultural	117,652	106,076	125,880
European	133,531	117,956	114,173
Total net sales	$ 504,386	$ 456,494	$ 368,110

Cost and profit margins, as percentages of net sales:

Cost of sales	80.6%	80.3%	78.5%
Gross margin	19.4%	19.7%	21.4%
Selling, general and administrative expenses	14.6%	14.6%	16.3%
Restructuring cost	-	-	.1%
Income from operations	4.7%	5.0%	5.0%
Income before income taxes	3.6%	3.7%	4.5%
Net income	2.5%	2.5%	3.1%

Results of Operations

Fiscal 2007 compared to Fiscal 2006

The Company’s net sales in the fiscal year ended December 31, 2007 (“2007”) were $504,386,000, an increase of $47,892,000 or 10.5% compared to $456,494,000 for the fiscal year ended December 31, 2006 (“2006”).  The increase was primarily attributable to the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall in the amount of $18,589,000, and continued market improvement in the Industrial division particularly street sweepers.  The Company also experienced improved markets in both the Agricultural and European divisions, along with benefits in currency exchange rates in our European division.

North American Industrial sales (Net) were $253,203,000 in 2007 compared to $232,462,000 in 2006, a $20,741,000 or 8.9% increase. The majority of the increase came from the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall along with higher sales of sweeper products.  Increased demand for the Company’s products in this division, have continued to reflect steady growth from governmental customers.  Negatively impacting the year were soft conditions in the North American wheeled excavator market along with late deliveries of key components.

North American Agricultural sales (Net) were $117,652,000 in 2007 compared to $106,076,000 in 2006, representing an increase of $11,576,000 or 10.9%. The increase was mainly due to improved market conditions, specifically mowing and front-end loader equipment, which had experienced softness during the first part of 2007 due in part to farm operating costs which negatively affected farmers spending.  Drought conditions in the southeastern part of the U.S. had a negative impact on sales during most of 2007.

European sales (Net) increased $15,575,000 or 13.2% to $133,531,000 in 2007 compared to $117,956,000 in 2006.  This increase was mainly from changes in the international currency rates.  Sales grew 4% in local currency primarily due to export sales outside the Company’s principal markets in Western Europe.  European sales to a lesser extent were affected negatively by changing governmental regulations concerning farm programs in the U.K. and European Union.

Gross Margins for 2007 were $97,711,000 (19.4% of net sales) compared to $89,890,000 (19.7% of net sales) in 2006, an increase of $7,821,000.  The increase was due to the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall along with higher sales of sweeper products and improved efficiencies from the consolidation of the Company’s Holton facility into its Gibson City, Illinois facility in 2006.  Negatively affecting the Company’s gross margin percent were continued higher energy prices along with inefficiencies in the manufacturing of the VacAll product line at the Gradall facility.

      Selling, general and administrative expenses (“SG&A”) were $73,874,000 (14.6% of net sales) in 2007 compared to $66,858,000 (14.6% of net sales) in 2006.  The increase of $7,016,000 in SG&A in 2007 primarily came from the addition of VacAll, Nite-Hawk, Henke, and one month of Gradall in the amount of $6,899,000.

      Interest expense for 2007 was $8,338,000 compared to $6,912,000 in 2006, a $1,426,000 or a 20.6% increase.  The increase was due to higher interest rates in the first part of 2007 along with increased borrowings to support the acquisitions of VacAll, Nite-Hawk, and Henke and higher levels of working capital.

      Other Income (expense), net was $813,000 of income during 2007 versus income of $59,000 in 2006.  The income in 2007 was mainly from exchange rate gains of $703,000 and a gain of $150,000 relating to the sale of the Company’s investment in a small business investment company along with a loss in the sale of the Guymon property held for sale.  The income in 2006 was from the gain on the sale of the Holton facility in the amount of $517,000 offset by the loss on the sale of machinery and equipment at Holton totaling $336,000 along with $11,000 of exchange rate losses from foreign contracts covering accounts receivable in our European operations.  Also included in 2006, is a write-down of the Guymon property held for sale of $111,000 that was sold in February of 2007

      Provision for Income Taxes was $5,670,000 (31.4% of income before income taxes) for 2007 compared to $5,487,000 (32.3% of income before income taxes) in 2006.  The decrease in the effective tax rate for 2007 was from additional R&D tax credits received and a reduced corporate tax rate that affected our Canadian operations.

      Net Income for 2007 was $12,365,000 compared to $11,488,000 in 2006 due to the factors described above.

Fiscal 2006 compared to Fiscal 2005

The Company’s net sales in the fiscal year ended December 31, 2006 (“2006”) were $456,494,000, an increase of $88,384,000 or 24.0% compared to $368,110,000 for the fiscal year ended December 31, 2005 (“2005”).  The increase was primarily attributable to the acquisitions of Gradall, VacAll and Nite-Hawk in the amounts of $90,488,000, $1,050,000 and $2,907,000, respectively, and continued market improvement in the Industrial division.  Sales were negatively affected by the soft market conditions primarily in the Agricultural sector.

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

North American Agricultural sales (Net) were $106,076,000 in 2006 compared to $125,880,000 in 2005, representing a decrease of $19,804,000 or 15.7%. The softness in the Company’s agricultural market at the beginning of the year resulted in lower pre-season orders.  Higher fuel and fertilizer prices have affected farmers spending on capital equipment during the year. The five year U.S. Farm Bill of 2002, which ends in 2007, and uncertainty surrounding the U.S. Farm Bill of 2007 has affected sales as have areas in parts of the U.S. that experienced drought conditions.

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

Gross Margins for 2006 were $89,890,000 (19.7% of net sales) compared to $78,757,000 (21.4% of net sales) in 2005.  The increase was mainly attributable to the acquisitions of Gradall and Nite-Hawk and higher sales levels in our Industrial division.  Negatively affecting the Company’s gross margin percent were lower margins on production parts produced by Gradall for JLG Industries, prior owner of Gradall, as part of a six-month transition supply agreement which was signed at acquisition. Also affecting margin percentages were inefficiencies due to the reorganization efforts relating to the closure and relocation of the Company’s facility in Holton, Kansas into its Gibson City, Illinois facility, which was previously announced in the fourth quarter of 2005.  The Company believes that these reorganization issues were largely resolved in 2006.

      Selling, general and administrative expenses (“SG&A”) were $66,858,000 (14.6% of net sales) in 2006 compared to $59,868,000 (16.3% of net sales) in 2005.  The increase of $6,990,000 in SG&A in 2006 primarily came from the addition of Gradall, VacAll and Nite-Hawk in the amounts of $8,031,000, $1,537,000 and $423,000, respectively.  Also, included in 2006 was $534,000 in stock option expenses relating to Statement FAS No. 123(R) “Accounting for Stock-Based Compensation” which was not expensed during 2005.  SG&A expenses in the Company’s agricultural sector were reduced in 2006 by $3,301,000 due to the soft market conditions as well as the consolidation of its two largest facilities previously mentioned.

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

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels particularly in its North American Agricultural Division build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of preseason sales.  These sales help balance the Company’s production during the first and fourth quarters.  Some of the Company’s most recent acquisitions which are not involved in vegetation maintenance have helped to soften this seasonality pattern.

        As of December 31, 2007, the Company had working capital of $169,391,000, which represents an increase of $8,423,000 from working capital of $160,968,000 as of December 31, 2006.  The increase in working capital was primarily from higher accounts receivable due to the acquisitions of VacAll, Nite-Hawk and Henke and seasonality.

      Capital expenditures were $10,765,000 for 2007, compared to $12,065,000 for 2006.  For 2008, capital expenditures are expected to be marginally down compared with 2007.  The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2006 or in 2007.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      Net cash provided by operating activities was $19,192,000 for 2007, compared to $4,568,000 for 2006. The increase of cash from operating activities resulted primarily from reductions in inventory levels during the year in all divisions.

      Net cash used by financing activities was $3,101,000 for 2007, compared to net cash provided of $45,359,000 for 2006.  The difference was mainly from increased borrowings under the Company’s revolving line of credit during 2006 for the acquisitions of Gradall, VacAll and Nite-Hawk.

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

      On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank, as its lenders.  The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval.  In addition to the extended term of the loan to 2012, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and increase in annual allowable capital expenditures up to $17.5 million.  The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement along with a reduction in the applicable interest rate margin.  The applicable interest margin fluctuates quarterly either up or down based upon the Company’s leverage ratio.

      As of December 31, 2007, there was $75,000,000 borrowed under the revolving credit facility.  At December 31, 2007, $928,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $49,000,000 in available borrowings.

      There are smaller additional lines of credit; for the Company’s United Kingdom operation in the amount of 1,000,000 British pounds, for our French operations in the amount of 4,550,000 Euros, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2007 there were no British pounds borrowed against the United Kingdom line of credit, 37,000 Euros were borrowed against the French line of credit, 1,595,000 Canadian dollars were outstanding on the Canadian line of credit and no Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of December 31, 2007, the Company is in compliance with the terms and conditions of its credit facilities.

      On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Securities Exchange Act.  The Company believes that it could provide us with the flexibility to raise additional capital.

      Management believes that the bank credit facility and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity.  The Company is exposed to the risk that the price of steel and fuel may increase and the Company may not be able to increase the price of its products correspondingly.  If this occurs, the Company’s results of operations would be adversely impacted.

New Accounting Standards and Disclosures

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with FASB Statement No. 109, ”Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007 and did not have a material impact on our financial statements for the year ended December 31, 2007.

      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position or results of operations and financial condition.

      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007.  At the effective date, the initial re-measurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Currently, there have been no financial assets or liabilities identified by management of the Company that will apply the provisions of SFAS No. 159 upon its effective date.  Management will continue to evaluate future financial assets acquired or liabilities assumed and apply SFAS No. 159 if applicable.

      In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Contractual and Other Obligations

      The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2007:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$77,824	$2,349	$283	$75,192	$—
Capital lease obligations	4,071	1,019	2,111	941	—
Interest obligations	28,971	6,077	11,594	11,300	—
Unrecognized tax benefits	337	125	212	—	—
Operating lease obligations	3,180	1,440	1,433	305	2
Purchase obligations	85,212	85,212	—	—	—
Total	$199,595	$96,222	$15,633	$87,738	$2

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

(C)

Interest obligation represents interest due on long-term debt and capital lease obligations.  Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2007 and include the effect of the Company's interest rate derivative arrangements on future cash payments for the remaining period of those derivatives.

(D)

Unrecognized tax benefits The non-current portion of the unrecognized tax benefits is included in the 1-3 year column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  See Note 9

(E)

Operating lease obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(F)

Purchase obligations means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time.  We expect to make a cash contribution to our pension plans in 2008.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

      The allowance for doubtful accounts balance was $1,922,000 at December 31, 2007, and $1,889,000 at December 31, 2006.

Sales Discounts

      At December 31, 2007 the Company had $6,338,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2006 on product shipped to our customers under various promotional programs.  The decrease was due primarily to lower reserves required by the Company’s Alamo Industrial products whose programs which offered future discounts were reduced.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $8,526,000 at December 31, 2007 and $7,594,000 at December 31, 2006 to cover obsolete and slow moving inventory.  The increase was mainly due to the acquisition of Gradall and to exchange rate fluctuations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data management makes judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis.  The Company relies on historical information when available to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

Warranty

      The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days for parts.

      Warranty reserve, as a percent of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a ninety-day to six-month lag period.  The Company’s historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The current liability warranty reserve balance was $4,865,000 at December 31, 2007 and $4,519,000 at December 31, 2006.  A long-term warranty liability of $218,000 relating to Gradall excavators and Schwarze sweepers existed at December 31, 2007 with a life range of 1 to 5 years.

Goodwill

      The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142).  As required by FAS 142, the Company performs its annual test for goodwill impairment annually and as of December 31, 2007, determined that no impairment of goodwill was indicated.  If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and, therefore, requires a write-down of goodwill for that reporting unit.  The Company determines the fair value of its reporting units based on a discounted cash flow analysis; the discounted cash flow calculation uses various assumptions and estimates regarding future revenue, expenses and cash flow projections over the estimated remaining useful life of the asset.  At December 31, 2007, the book value of goodwill was $43,946,000, and at December 31, 2006, the book value was $42,336,000.  The increase was mainly due to changes in currency exchange rates.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency cash receipts over a period of six months.  As of December 31, 2007, the Company had $1,992,000 outstanding in forward exchange contracts related to accounts receivable; additionally, there was an exchange contract of $18,621,000 relating to a short-term inter-company cash transfer from the U.K. to the U.S.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $3,092,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2007, the foreign currency hedge agreements were in a favorable position by approximately $46,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2007, was a gain of $28,000 in accumulated other comprehensive income with a deferred income tax of $18,000.  At December 31, 2007, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a loss of $80,000.  Accumulated other comprehensive income was adjusted to an accumulated loss of $50,000 and the deferred income tax was adjusted to a $30,000 tax asset.  As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness.  The Company has reclassified approximately $46,000 of existing gains in accumulated other comprehensive income, net of taxes, during the year ended December 31, 2007.

Exposure to Exchange Rates

      The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of its products in international markets.  Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations.  At December 31, 2007, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,761,000 for the year ended December 31, 2007.  Comparatively, at December 31, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,205,000 for the year ended December 31, 2006.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during 2007 was a gain of $5,126,000.  On December 31, 2007, the British pound closed at .5033 relative to the U.S. dollar, and the Euro closed at .6850 relative to the U.S. dollar.  By comparison, on December 31, 2006, the British pound closed at .5107 relative to the U.S. dollar, and Euro closed at .7575 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2007 average interest rate under these borrowings, the Company’s 2007 interest expense would have changed by approximately $1,500,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 43 through 69 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President and Corporate Controller, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933).  Based upon the evaluation, the President and Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and Vice-President, Corporate Controller, (Principal Accounting Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

      Changes in Internal Controls over Financial Reporting.  There have not been any changes in Alamo’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act, during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Alamo’s internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

      There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which appears therein under the captions “Item 1: Election of Directors,” “Information Concerning Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

      The Committee Charters, Code of Conduct and Ethics and Corporate Governance Guidelines may be found on the Company’s website ( www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company.  The telephone number is 830-379-1480.  The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules either the SEC or the New York Stock Exchange (“NYSE”), on the Company’s website.

      Because Alamo Group’s common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Alamo Group of the corporate governance listing standards of the exchange.  Our chief executive officer made his annual certification to that effect to the NYSE on May 14, 2007.  In addition, Alamo Group has filed, as exhibits to this Annual Report on Form 10-K, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Alamo Group’s public disclosure.

Item 11.  Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which appears under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which appears under the caption “Beneficial Owners of Common Stock.”

Information on Alamo Group Inc.’s Equity Compensation Plans

      The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

      The numbers in the table are as of December 31, 2007, the last day of Alamo Group Inc.’s 2007 fiscal year.

Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column)

Plans approved by stockholders

First Amended and Restated 1994 Incentive Stock Option Plan	115,080	$12.17	—

First Amended and Restated 1999 Non-Qualified Stock Option Plan	302,000	$11.71	63,500

2005 Incentive Stock Option Plan	162,000	$22.59	338,000
Total	579,080		401,500

Item 13.  Certain Relationships, Related Transactions and Director Independence

      There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2007.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The remaining balances at December 31, 2007 and 2006 were $414,000 and $462,000, respectively, and are included in the Accrued liabilities and other long-term liabilities sections of the Company’s balance sheets.

      Information regarding director independence is set forth under the caption “Proposal 1. – “Election of Directors” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption “Proposal 2. – Appointment of Auditors” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

Exhibits

      Exhibits – The following exhibits are incorporated by reference to the filing indicated or are included following the index to Exhibits.

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated February 3, 2006, between the Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc.	Filed Herewith
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
10.8	—	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.9	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank.	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.10	—	Registration statement with the Securities and Exchange Commission to register 2,300,000 shares of common stock for offer and sale by Alamo Group.	Filed Form S-3, July 27, 2006
10.11		Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., J.P. Morgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of Ernst & Young LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                ALAMO GROUP INC.

Date:  March 10, 2008

                                                                                                By:  /s/ RONALD A. ROBINSON

Ronald A. Robinson

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on 10th day of March, 2008.

Signature	Title

/s/DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board and Director

/s/ RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ DAN E. MALONE Dan E. Malone	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President and Controller (Principal Accounting Officer)

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID W. GRZELAK David W. Grzelak	Director

/s/ GARY L. MARTIN Gary L. Martin	Director

/s/ DAVID H. MORRIS David H. Morris	Director

/s/JAMES B. SKAGGS James B. Skaggs	Director

Report of Management on Internal Control over Financial Reporting

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Henke Manufacturing Corporation (“Henke”), which is included in the 2007 consolidated financial statements of Alamo Group Inc. and constituted $5.3 million and $4.0 million of total and net assets, respectively, and $5.2 million and zero for sales and net income, respectively, for the year then ended. Henke was acquired by Alamo Group Inc. in 2007.  Based on this assessment, the Company’s management concludes that, as of December 31, 2007, the Company’s internal controls, over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

      Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Date: March 7, 2008	/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President and
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President, Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited Alamo Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alamo Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Henke Manufacturing Corporation, which was acquired in 2007 and included in the 2007 consolidated financial statements of Alamo Group Inc. and subsidiaries and constituted $5.3 million and $4.6 million, of total and net assets, as of December 31, 2007 and $5.2 million and zero of revenues and net income, for the year then ended.  Our audit of internal control over financial reporting of Alamo Group Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Henke Manufacturing Corporation.

In our opinion, Alamo Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Alamo Group Inc. and subsidiaries and our report dated March 7, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

San Antonio, Texas

March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for share based payments and in 2007 the Company changed its method for accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2008, expressed an unqualified opinion thereon.

                                                                                                Ernst & Young LLP

San Antonio, Texas

March 7, 2008

Alamo Group Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,459	$2,169
Accounts receivable, net	109,260	97,825
Inventories	118,285	116,175
Deferred income taxes	2,131	2,293
Prepaid expenses	2,834	2,309
Total current assets	236,969	220,771

Property, plant and equipment	124,665	111,159
Less: Accumulated depreciation	(61,513)	(53,788)
	63,152	57,371

Goodwill	43,946	42,336
Intangible assets	4,081	4,185
Assets held for sale	291	341
Other assets	2,191	1,630

Total assets	$350,630	$326,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,248	$34,019
Income taxes payable	2,289	(1,310)
Accrued liabilities	22,673	23,755
Current maturities of long-term debt	3,368	3,339
Total current liabilities	67,578	59,803

Long-term debt, net of current maturities	78,527	78,526
Accrued pension liability	1,040	4,270
Other long-term liabilities	4,100	2,614
Deferred income taxes	687	(313)
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,839,429 and 9,804,109 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	984	980
Additional paid-in capital	53,610	52,400
Treasury stock, at cost; 42,600 shares at December 31, 2007 and December 31, 2006	(426)	(426)
Retained earnings	123,426	113,407
Accumulated other comprehensive income	21,104	15,373
Total stockholders’ equity	198,698	181,734

Total liabilities and stockholders’ equity	$350,630	$326,634

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net sales:
North American
Industrial	$253,203	$232,462	$128,057
Agricultural	117,652	106,076	125,880
European	133,531	117,956	114,173
Total net sales	504,386	456,494	368,110

Cost of sales	406,675	366,604	289,353
Gross profit	97,711	89,890	78,757

Selling, general and administrative expenses	73,874	66,858	59,868
Restructuring Costs	—	—	489
Income from operations	23,837	23,032	18,400

Interest expense	(8,338)	(6,912)	(3,041)
Interest income	1,723	796	825
Other income (expense), net	813	59	555
Income before income taxes	18,035	16,975	16,739

Provision for income taxes	5,670	5,487	5,448
Net income	$12,365	$11,488	$11,291

Net income per common share:
Basic	$1.26	$1.18	$1.16
Diluted	$1.24	$1.16	$1.14
Average common shares:
Basic	9,781	9,756	9,746
Diluted	9,953	9,925	9,908

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2004	9,738	$978	$51,577	$(426)	$95,309	$13,394	$160,832

Net income	—	—	—	—	11,291	—	11,291
Net derivative loss, net of taxes of $2	—	—	—	—	—	(5)	—
Reclassification adjustment for gain included in net income, net of taxes of $8	—	—	—	—	—	12	—
						7	7
Translation adjustment	—	—	—	—	—	(6,475)	(6,475)
Total comprehensive income		—	—	—	—	—	4,823
Exercise of stock options	12	1	159	—	—	—	160
Dividends paid ($.24 per share)	—	—	—	—	(2,339)	—	(2,339)
Balance at December 31, 2005	9,750	$979	$51,736	$(426)	$104,261	$6,926	$163,476

Net income	—	—	—	—	11,488	—	11,488
Net derivative gain, net of taxes of $18	—	—	—	—	—	28	—
Reclassification adjustment for loss included in net income, net of taxes of $2	—	—	—	—	—	5	—
						33	33
Translation adjustment	—	—	—	—	—	7,539	7,539
Total comprehensive income	—	—	—	—	—	—	19,060
Adoption of FASB Statement No. 158, net of taxes of $536	—	—	—	—	—	875	875
Stock based compensation	—	—	534	—	—	—	534
Exercise of stock options	11	1	130	—	—	—	131
Dividends paid ($.24 per share)	—	—	—	—	(2,342)	—	(2,342)
Balance at December 31, 2006	9,761	$980	$52,400	$(426)	$113,407	$15,373	$181,734

Net income	—	—	—	—	12,365	—	12,365
Net derivative loss, net of taxes of $20	—	—	—	—	—	(50)	—
Reclassification adjustment for gain included in net income, net of taxes of $18	—	—	—	—	—	(28)	—
						(78)	(78)
Translation adjustment	—	—	—	—	—	5,204	5,204
Net interest derivative loss, net of taxes $435	—	—	—	—	—	(710)	(710)
Net actuarial gains arising during period net of taxes of $806	—	—	—	—	—	1,315	1,315
Total comprehensive income	—	—	—	—	—	—	18,096
Tax effect of non-qualified stock options	—	—	98	—	—	—	98
Stock based compensation	—	—	650	—	—	—	650
Exercise of stock options	36	4	462	—	—	—	466
Dividends paid ($.24 per share)	—	—	—	—	(2,346)	—	(2,346)
Balance at December 31, 2007	9,797	$984	$53,610	$(426)	$123,426	$21,104	$198,698

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005
Operating Activities
Net income	$12,365	$11,488	$11,291
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	454	538	874
Depreciation	8,912	9,036	6,241
Amortization	106	162	215
Stock-based compensation expense	650	534	—
Excess tax benefits from stock-based payment arrangements	(84)	(180)	—
Provision for deferred income tax expense (benefit)	647	1,279	(581)
Gain on sale of equipment	(16)	(450)	(144)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,206)	(1,917)	(5,651)
Inventories	1,922	(11,727)	(5,316)
Prepaid expenses and other	(1,971)	1,415	(670)
Trade accounts payable and accrued liabilities	1,235	(2,691)	1,604
Income taxes payable	3,607	(2,277)	(266)
Other long-term liabilities	(429)	358	—
Net cash provided by operating activities	19,192	4,568	7,597

Investing Activities
Acquisitions, net of cash acquired	(3,464)	(45,079)	(5,668)
Purchase of property, plant and equipment	(10,765)	(12,065)	(8,705)
Proceeds from sale of property, plant and equipment	360	1,673	246
Proceeds of long-term investment	—	352	—
Net cash used in investing activities	(13,869)	(55,119)	(14,127)

Financing Activities
Net change in bank revolving credit facility	—	48,000	14,000
Principal payments on long-term debt and capital leases	(1,595)	(610)	(652)
Proceeds from issuance of long term debt	192	—	—
Dividends paid	(2,346)	(2,342)	(2,339)
Proceeds from sale of common stock	564	131	159
Excess tax benefits from stock-based payment arrangements	84	180	—
Net cash provided by (used in) financing activities	(3,101)	45,359	11,168

Effect of exchange rate changes on cash	68	288	(145)
Net change in cash and cash equivalents	2,290	(4,904)	4,493
Cash and cash equivalents at beginning of the year	2,169	7,073	2,580
Cash and cash equivalents at end of the year	$4,459	$2,169	$7,073

Cash paid during the year for:
Interest	$8,997	$6,385	$2,670
Income taxes	3,602	6,940	6,600

See accompanying notes.

Alamo Group Inc.

Notes to Consolidated Financial Statements

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture.  The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, excavators, street sweepers, agricultural implements and related after-market parts and services.

      The Company manages its business in three principal reporting segments: Agricultural, Industrial and European, which are discussed in Footnotes 13 and 14.

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned.  Other investments are accounted for under the cost method.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Foreign Currency

      The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year.  Revenues and expenses are translated at average rates in effect during the reporting period.  Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity.

      The Company enters into foreign currency forward contracts to hedge its exposure to material foreign currency transactions.  The Company does not hold or issue financial instruments for trading purposes.  Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction.  At December 31, 2007, the Company had $1,992,000 in outstanding forward exchange contracts related to sales and a foreign currency forward contract of $18,621,000 relating to a short-term inter-company cash transfer maturing in January 2007.  The maximum exposure of the December 31, 2007 contracts that the Company expects to incur during the first quarter of 2008 is approximately a $50,000 loss, net of taxes.  Foreign currency transaction gains or losses are included in Other income (expense), net.  For 2007, 2006 and 2005, such transactions netted a gain of $703,000, a loss of $55,000, and a gain of $234,000, respectively.

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

Inventories

      Inventories of U.S. operating subsidiaries are principally stated at the lower of cost (last-in, first-out method) (“LIFO”) or market, and the Company’s international subsidiaries’ inventories are stated at the lower of cost (first-in, first-out) (“FIFO”) or market.

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

Goodwill

      The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142).  As required by FAS 142, the Company performed its annual test for goodwill impairment as of December 31, 2007, and determined that no impairment of goodwill was indicated.  If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and, therefore, requires a write-down of goodwill for that reporting unit. At December 31, 2007, the book value of goodwill was $43,946,000, and at December 31, 2006, the book value was $42,336,000.  The increase was mainly due to changes in currency exchange rates.

Intangible Assets

      The Company’s definite-lived intangible assets consist primarily of patents and trademarks. The gross carrying value of definite-lived intangible assets was $1,391,000 at December 31, 2007 and 2006. Accumulated amortization of definite-lived intangible assets was $910,000 and $806,000 at December 31, 2007 and 2006, respectively. Amortization expense of definite-lived intangible assets was $104,000 in 2007, $104,000 in 2006, and $103,000 in 2005. Annual amortization expense is expected to be $100,000 in 2008 and $79,000 in 2009, 2010, 2011 and 2012.

      Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trademark valued at $3,600,000 at December 31, 2007 and 2006.

      The Company tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

      Identifiable intangible assets are recorded at estimated cost. Definite-lived intangible assets are amortized over their estimated useful lives.

Long-Term Investments

      The Company had zero and $806,000 invested in a Small Business Investment Company at December 31, 2007 and December 31, 2006, respectively.  The Small Business Investment Company completed the sale of all of its investments in 2007.  The balance of $806,000 plus $150,000 was received on January 31, 2007.  The $150,000 is recorded as other income (expense), net the consolidated income statement during 2007.

Pensions

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employee’s Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

      In 2006, the Company adopted Financial Accounting Standard No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  FAS 158 required the Company to recognize the funded status of the defined benefit pension plans as a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Related Party Transactions

      There were no reportable relationships or related party transactions for the years ended December 31, 2007 and 2006.  During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000.  The balance at December 31, 2007 and 2006 was $414,000 and $462,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectibility is reasonably assured.  Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer.  Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months.  These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date.  Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer.  These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed.  The reserves for discounts are reviewed and adjusted quarterly.

Accounting for Internal Use Software

      The Company capitalizes costs associated with the development and installation of internal use software in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

      The book value of capitalized software net of depreciation is approximately $2,366,000 and $2,542,000 at December 31, 2007 and December 31, 2006, respectively. Software depreciation expense was $982,000, $879,000 and $793,000 in 2007, 2006 and 2005, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

      The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred.  Advertising and marketing expense related to operations for fiscal years 2007, 2006 and 2005 was approximately $4,871,000, $4,138,000 and $3,564,000, respectively.  Advertising and marketing expense are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

      Product development and engineering costs charged to SG&A amounted to $5,185,000, $4,799,000, and $3,132,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Federal Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using presently enacted tax rates and laws.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting treatment of uncertain tax positions in financial statements in accordance with FASB Statement No. 109, ”Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  During 2007, an "unrecognized tax position" was resolved in the Company's benefit as a result of an IRS audit and the liability was reduced by $167,000.

Stock-Based Compensation

      The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under three stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than retirement, his or her employment or relationship with the Company or one of its affiliates.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization such as stock splits.

      The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”).  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

      The Company expensed stock based compensation in the amount of $650,000 in 2007 and $534,000 in 2006.

      As a result of adopting Statement 123(R), the Company’s income before income taxes was $650,000 and $534,000 lower and net income was $403,000 and $330,000 lower for the years ended December 31, 2007 and 2006, respectively, if the Company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share would have been $1.31and $1.28 for year ended 2007 and $1.21 and $1.19, for year ended 2006, if the Company had not adopted Statement 123(R).

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

       The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

December 31,
(In thousands, except per share amounts)	2005

Net income as reported	$11,291

Less: Total Stock Based Compensation expense determined under fair value based method (tax affected)	(320)

Pro forma net income	$10,971
Earnings per share (basic)
As reported	$1.16
Less: Fair Value of Compensation Cost	(0.03)

Pro forma earnings per share (basic)	$1.13
Earnings per share (diluted)
As reported	$1.14
Less: Fair Value of Compensation Cost	(0.03)
Pro forma earnings per share (diluted)	$1.11

      The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weight average assumptions for 2007, 2006, and 2005:

	December 31,
	2007	2006	2005

Risk-free interest rate	5.00%	4.79%	3.89%
Dividend Yield	0.96%	1.07%	1.21%
Volatility Factors	34.5%	34.5%	33.5%
Weighted Average Expected Life	5.0 years	5.0 years	5.0 years

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position or results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007.  At the effective date, the initial re-measurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Currently, there have been no financial assets or liabilities identified by management of the Company that will apply the provisions of SFAS No. 159 upon its effective date.  Management will continue to evaluate future financial assets acquired or liabilities assumed and apply SFAS No. 159 if applicable.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2.  EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2007	2006	2005

Net income	$12,365	$11,488	$11,291

Average common shares:
Basic (weighted-average outstanding shares)	9,781	9,756	9,746

Dilutive potential common shares from stock options	172	169	162
Diluted (weighted-average outstanding shares)	9,953	9,925	9,908

Basic earnings per share	$1.26	$1.18	$1.16

Diluted earnings per share	$1.24	$1.16	$1.14

      Stock options totaling 56,988 shares in 2007, 8,745 shares in 2006 and 19,250 shares in 2005 were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2007, 2006 and 2005, which made them antidilutive.

3.  VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2007
Allowance for doubtful accounts	$ 1,889	$ 470	$ 70	$ (507)	$ 1,922
Reserve for sales discounts	6,849	30,385	1	(30,897)	6,338
Reserve for inventory obsolescence	7,594	1,157	170	(395)	8,526
2006
Allowance for doubtful accounts	$ 2,064	$ 538	$ 147	$ (860)	$ 1,889
Reserve for sales discounts	7,533	19,578	16	(20,278)	6,849
Reserve for inventory obsolescence	5,472	1,348	1,881	(1,107)	7,594
2005
Allowance for doubtful accounts	$ 1,832	$ 755	$ (384)	$ (139)	$ 2,064
Reserve for sales discounts	6,786	21,945	422	(21,620)	7,533
Reserve for inventory obsolescence	4,947	477	1,374	(1,326)	5,472

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

      The allowance for doubtful accounts balance was $1,922,000 at December 31, 2007, and $1,889,000 at December 31, 2006.

Sales Discounts

      At December 31, 2007 the Company had $6,338,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2006 on product shipped to our customers under various promotional programs.  The decrease was due primarily to lower reserves required by the Company’s Alamo Industrial products whose sales programs which offered future discounts were reduced year over year.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $8,526,000 at December 31, 2007 and $7,594,000 at December 31, 2006 to cover obsolete and slow moving inventory.  The increase was mainly due to exchange rate fluctuations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

The reserve is reviewed and, if necessary, adjustments are made, on a quarterly basis.  The Company relies on historical information to support its reserve.  The Company does not adjust the reserve balance until the inventory is sold.

4.  INVENTORIES

      Inventories valued at LIFO represented 58% and 59% of total inventory for the years ended December 31, 2007 and 2006, respectively.  The excess of current costs over LIFO-valued inventories was $9,062,000 and $8,649,000 at December 31, 2007 and December 31, 2006, respectively.  The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2007, 2006 and 2005 was an increase to cost of sales of $413,000, $737,000 and $262,000, respectively.  Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2007	2006
Finished goods and parts	$96,464	$99,882
Work in process	14,755	9,574
Raw materials	7,066	6,719
	$118,285	$116,175

5.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2007	2006	Useful Lives
Land	$9,355	$8,687
Buildings and improvements	50,283	43,930	10-20 yrs.
Machinery and equipment	46,607	40,503	3-15 yrs.
Office furniture and equipment	5,930	6,523	3-7 yrs.
Computer Software	8,647	7,702	2-7 yrs.
Transportation equipment	3,843	3,814	3 yrs.
	124,665	111,159

Accumulated depreciation	(61,513)	(53,788)
	$63,152	$57,371

      Property, plant and equipment at December 31, 2007 and December 31, 2006, include, $11,227,000 and $9,977,000, respectively, for items listed above that are held under capital leases.  Accumulated depreciation relating to the capital leases at December 31, 2007 and 2006 was $2,187,000 and $1,476,000, respectively.  Amortization related to the capital lease is included in depreciation expense.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2007	2006
Salaries, wages and bonuses	$8,707	$8,857
Warranty	4,865	4,519
State taxes	4,016	3,472
Retirement	1,258	1,585
Accrued interest	717	1,529
Other	3,110	3,793
	$22,673	$23,755

7.  LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2007	2006
Bank revolving credit facility	$75,000	$75,000
Capital lease obligations	4,071	4,332
Other notes payable	2,824	2,533
Total debt	81,895	81,865
Less current maturities	3,368	3,339
Total long-term debt	$78,527	$78,526

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

      On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.

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

      As of December 31, 2007 and 2006, there was $75,000,000 borrowed under the revolving credit facility with interest rates of 7.5 and 7.11 respectively.  At December 31, 2007, $928,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts, resulting in approximately $49,000,000 in available borrowings.

      There are smaller additional lines of credit; for the Company’s United Kingdom operation in the amount of 1,000,000 British pounds, for our French operations in the amount of 4,550,000 Euros, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2007 there were no British pounds borrowed against the United Kingdom line of credit, 37,000 Euros were borrowed against the French line of credit, 1,595,000 Canadian dollars were borrowed on the Canadian line of credit and no Australian dollars were borrowed under its facility.  The Canadian revolving credit facility is guaranteed by the Company.  The Australian facility is secured by a letter of credit issued by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      As of December 31, 2007, the Company is in compliance with all debt covenants.

      The aggregate maturities of long-term debt, as of December 31, 2007, are as follows: $3,368,000 in 2008; $1,173,000 in 2009; $1,222,000 in 2010; $1,086,000 in 2011; and $75,046,000 in 2012 and none thereafter.

      The fair value of the Company’s debt is based on secondary market indicators.  Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

8.  DERIVATIVES AND HEDGING

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically LIBOR.  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of December 31, 2007, the Company had $75.0 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at December 31, 2007, was a $1,146,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.

9.  INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2007	2006	2005
Income before income taxes:
North American – U.S.	$4,023	$6,838	$5,331
International	14,012	10,137	11,408
	$18,035	$16,975	$16,739

      The provision for income taxes consists of:

	December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$943	$927	$2,090
Foreign	3,703	3,005	3,649
State	377	276	290
	5,023	4,208	6,029
Deferred:
Federal	414	1,116	(588)
Foreign	233	163	7
	647	1,279	(581)
Total income taxes	$5,670	$5,487	$5,448

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2007	2006	2005
Statutory U.S. federal tax at 34%	$6,132	$5,771	$5,691
Increase (reduction) from:
Non-U.S. taxes	(827)	(279)	(223)
U.S. State taxes	247	182	191
Other	118	(187)	(211)
Provision for income taxes	$5,670	$5,487	$5,448
Actual tax rate	31%	32%	33%

      At December 31, 2007, the Company had undistributed earnings of international subsidiaries of $69,119,000.  These earnings are considered to be permanently reinvested in foreign operations and accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

      The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2007	2006
Current:
Deferred tax assets:
Inventory	$649	$107
Accounts receivable	210	1,509
Insurance	353	403
Other	1,848	1,779
	3,060	3,798

Deferred tax liabilities	(929)	(1,505)

Net current deferred tax asset	$2,131	$2,293
Non-Current:
Deferred tax assets:
Deferred compensation	$19	$176
Pension	395	1,625
Other	13	531
	427	2,332

Deferred tax liabilities:
Difference between book and tax basis	(1,114)	(2,019)

Net non-current tax asset (liability)	$(687)	$313

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting treatment of uncertain tax positions in financial statements in accordance with FASB Statement No. 109, ”Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures.  It is effective for fiscal years beginning after December 15, 2006.  The new guidance was effective for the Company on January 1, 2007.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  During 2007, an “unrecognized tax position” was resolved in the Company’s benefit as a result of an IRS audit and the liability was reduced by $167,000.

Additionally, the Company recorded an “unrecognized tax position” during the year of $125,000 including penalty and interest of $16,000.

(in thousands)	Liability for Unrecognized Tax Benefits
Balance January 1, 2007	$379,000
Reduction for tax position of prior year	(167,000)
Addition for tax position related to current year	125,000
Balance December 31, 2007	$337,000

      The Federal income tax returns for 2004 through 2006 were examined by the Internal Revenue Service and resulted in a net refund for these years.  The Company’s income tax years 2003 through 2006 remain open to examination by state tax jurisdictions.

10.  COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  No shares were repurchased in 2006 or 2007.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2007, the Company declared and paid a dividend of $.06 per share.

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

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options.  During the years ended December 31, 2007, 2006 and 2005, options to purchase 74,000 shares, 31,000 shares and 57,000 shares, respectively, were granted under this plan.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2007		2006		2005
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	211,400	$ 15.63	188,750	$ 14.37	158,850	$ 12.19
Granted	74,000	24.83	31,000	22.39	57,000	19.79
Exercised	(8,320)	9.71	(5,350)	9.30	(11,100)	13.10
Cancelled	—	—	(3,000)	17.85	(16,000)	12.84
Options outstanding at end of year	277,080	18.26	211,400	15.63	188,750	14.37
Options exercisable at end of year	124,680	$ 13.72	99,200	$ 12.15	76,950	$ 10.54
Options available for grant at end of year	338,000		412,000		443,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2007 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	91,000	4.35	$ 10.84	79,600	$ 10.66
$14.38 - $19.79	81,080	7.57	19.03	38,880	18.60
$22.39 - $25.18	105,000	9.70	$ 24.11	6,200	$ 22.39
Total	277,080			124,680

*Weighted Averages

The weighted average grant date fair value of options granted during 2007, 2006, and 2005 were $24.83, $22.39 and $19.79, respectively.  As of December 31, 2007 there was $996,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans.  That cost is expected to recognize over a period of five years.

Non-qualified Options

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company’s Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President, at an exercise price of $8.9375 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  During 2007, 2006 and 2005, no options were exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan (“FAR 1999 NQSO Plan”) to add non-employee directors as eligible persons to receive grants of stock options.  The Company then granted options to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2002, 2005, 2006 and 2007, 500 shares, 1,000 shares, 5,000 shares and 11,000 shares were exercised, respectively.  No options were exercised in 2003 or 2004.

      On May 12, 2003, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2006 and 2007, 1,000 shares and 11,000 shares were exercised, respectively.

      On May 4, 2005, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2006 no options were exercised.  During 2007, 5,000 of these shares were exercised.

On August 8, 2006, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company’s Common Stock to Mr. Grzelak, at an exercise price of $25.02 per share, being the closing price of the Company’s Common Stock on the grant date.  The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2007 no options were exercised.

      On May 7, 2007, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company’s Common Stock on the grant date.   Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  During 2007 no options were exercised.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2007		2006		2005
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	305,000	$ 10.72	308,500	$ 10.66	289,500	$ 10.04
Granted	30,000	25.18	2,500	25.02	20,000	19.79
Exercised	(27,000)	14.28	(6,000)	13.65	(1,000)	13.96
Cancelled	(6,000)	17.23	—	—	—	—
Options outstanding at end of year	302,000	11.71	305,000	10.72	308,500	10.66
Options exercisable at end of year	248,000	$ 9.66	258,500	$ 9.87	242,500	$ 9.60
Options available for grant at end of year	63,500		87,500		90,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2007 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	256,000	2.88	$ 9.63	243,000	$ 9.50
$13.96 - $19.79	13,500	7.26	18.71	4,500	16.55
$25.02 - $25.18	32,500	9.92	$25.17	500	$25.02
Total	302,000			248,000

*Weighted Averages

The weighted average grant date fair value of options granted during 2007, 2006, and 2005 were $25.18, $25.02 and $19.79, respectively.  As of December 31, 2007 there was $360,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans.  That cost is expected to recognize over a period of five years.

During 2007, 2006 and 2005, 27,000, 6,000, and 1,000 non-qualified options, respectively, were exercised, $385,610, $81,900 and $13,960 of cash receipts were received, respectively, and tax deductions of $294,000, $59,000 and $5,000 were realized, respectively, for the tax deductions from options exercises.

12.  RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans.  The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year ended December 31, 2007
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$8,835	$13,687	$22,522
Service cost	10	5	15
Interest cost	489	800	1,289
Liability actuarial (gain)/loss	(1,187)	(826)	(2,013)
Benefits paid	(591)	(538)	(1,129)
Benefit obligation at end of year	7,556	13,128	20,684

Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,281	10,971	18,252
Return on plan assets	582	936	1,518
Employer contributions	—	1,003	1,003
Benefits paid	(591)	(538)	(1,129)
Fair value of plan assets at end of year	7,272	12,372	19,644

Underfunded Status – December 31, 2007	$(284)	$(756)	$(1,040)

Accumulated Benefit Obligation – December 31, 2007	$7,556	$13,128	$20,684

	February 3, 2006 (Purchase Date) through December 31, 2006
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at purchase date	$9,047	$14,049	$23,096
Service cost	10	96	106
Interest cost	449	744	1,193
Liability actuarial (gain)/loss	—	2	2
Benefits paid	(170)	(774)	(944)
Benefit obligation at end of year	(501)	(430)	(931)
	8,835	13,687	22,522
Change in fair value of plan assets
Fair value of plan assets at purchase date	7,162	9,805	16,966
Return on plan assets	617	1,050	1,668
Employer contributions	3	546	549
Benefits paid	(501)	(430)	(931)
Fair value of plan assets at end of year	7,281	10,971	18,252

Underfunded Status, December 31, 2006	$(1,554)	$(2,716)	$(4,270)

Accumulated Benefit Obligation – December 31, 2006	$8,835	$13,687	$22,522

      The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” for the year ended December 31, 2006.  This Statement requires an employer to recognize the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur.  The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s current practices.

      The underfunded status of the plan of $1,040,000 and $4,270,000 at December 31, 2007 and 2006, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.  No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.

      The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

      In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2007	2006	2007	2006
Discount rate	6.20%	5.79%	6.30%	5.86%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2007	2006	2007	2006
Discount rate	5.79%	5.60%	5.86%	5.60%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

      The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Year ended December 31, 2007
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 10	$ 5	$ 15
Interest cost	489	800	1,289
Expected return on plan assets	(541)	(869)	(1,410)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	—	—	—
Net periodic benefit cost	$ (42)	$ (64)	$ (106)

	February 3, 2006 (Purchase Date) to December 31, 2006
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 10	$ 96	$ 106
Interest cost	449	745	1,194
Expected return on plan assets	(488)	(700)	(1,188)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	—	(11)	(11)
Net periodic benefit cost	$ (29)	$ 130	$ 101

      The Company estimates that $357,000 of unrecognized actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2008.

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

      The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2007	2006	2007	2006
Equity securities	67%	75%	63%	74%
Debt securities	16%	25%	18%	26%
Short-term investments	14%	—	16%	—
Other	3%	—	3%	—
Total	100%	100%	100%	100%

      Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2007. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2008	$ 596	$ 570	$ 1,166
2009	599	592	1,191
2010	594	633	1,227
2011	588	686	1,274
2012	579	715	1,294
Years 2013 through 2017	$ 2,760	$ 4,208	$ 6,968

Defined Contribution Plans

      In connection with the acquisition of Gradall the Company also assumed sponsorship from JLG Industries, Inc. for three defined contribution plans, The Gradall Salaried Employees Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”).  The Company contributed $112,000 and $95,000 to the Salary Plan, zero and $25,000 to the Hourly Plan and $518,000 and $391,000 to the IAM Plan for the plan years ended December 31, 2007 and 2006, respectively.  The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees.  Company matching contributions are based on a percentage of employee contributions.  Company contributions to the plan during 2007, 2006 and 2005 were $1,194,000, $975,000, and $1,095,000, respectively.  A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2005.  As of January 1, 2005 the employees were added to the existing 401(k) retirement and salary plan.

      Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees.  The Company’s international subsidiaries contribute between 3% and 7.5% of the participant’s salary up to a specific limit.  Total Contribution made to the above plan was $596,000, $555,000 and $506,000 for the year ended December 31, 2007, 2006 and 2005 respectively.

 13.   SEGMENT REPORTING

      The Company reports three business segments: Industrial, Agricultural and European. The Company’s sales are principally within the United States, United Kingdom, France, Canada and Australia.  The Company’s sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets.

      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2007, 2006 and 2005:

	December 31,
(in thousands)	2007	2006	2005
Net Revenue
Industrial	$253,203	$232,462	$128,057
Agricultural	117,652	106,076	125,880
European	133,531	117,956	114,173
Consolidated	$504,386	$456,494	$368,110

Income from Operations
Industrial	$12,236	$18,307	$8,636
Agricultural	1,800	(3,705)	825
European	9,801	8,430	8,939
Consolidated	$23,837	$23,032	$18,400

Goodwill
Industrial	$27,424	$26,885	$12,116
Agricultural	5,874	5,215	5,226
European	10,648	10,236	9,074
Consolidated	$43,946	$42,336	$26,416

Total Identifiable Assets
Industrial	$170,510	$149,323	$78,833
Agricultural	84,210	76,196	87,377
European	95,910	101,115	80,006
Consolidated	$350,630	$326,634	$246,216

14.  INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2007	2006	2005
Net sales	$166,340	$144,486	$138,383
Income from operations	13,382	10,931	11,440
Income before income taxes and allocated interest expense	14,076	10,196	11,501
Identifiable assets	$142,018	$124,445	$109,092

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2007	2006	2005
Geographic net sales:
United States	$329,120	$309,015	$232,974
United Kingdom	42,486	35,734	37,329
France	65,764	59,520	63,982
Canada	19,018	13,580	9,800
Australia	12,046	8,132	6,742
Mexico	2,436	1,758	1,948
Other	33,516	28,755	15,335
Total net sales	$504,386	$456,494	$368,110
Geographic location of long-lived assets:
United States	$66,075	$61,799	$32,139
United Kingdom	17,920	17,745	15,178
France	17,404	15,806	14,562
Canada	11,400	9,650	9,052
Australia	88	73	61
Total long-lived assets	$112,887	$105,073	$70,992

      Net sales are attributed to countries based on the location of customers.

15. COMPREHENSIVE INCOME

      For 2007, 2006 and 2005 the Company’s Comprehensive Income was $18,096,000, $19,060,000, and $4,823,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2007	2006	2005
Foreign currency translation adjustments	$19,674	$14,470	$6,931
Interest derivative net of taxes	(710)	—	—
Derivatives, net of taxes	(50)	28	(5)
Actuarial gain on defined benefit pension plan, net of taxes	2,190	875	—
Accumulated other comprehensive income	$21,104	$15,373	$6,926

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases.  The Company has certain capitalized leases consisting principally of leases of buildings.  At December 31, 2007, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2008	$1,440	$1,259
2009	928	1,207
2010	505	1,186
2011	234	967
2012	71	8
Thereafter	2	—
Total minimum lease payments	$3,180	$4,627
Less amount representing interest		556
Present value of net minimum lease payments		4,071
Less current portion		1,019
Long-term portion		$3,052

      Rental expense for operating leases was $1,625,000 for 2007, $1,725,000 for 2006 and $1,631,000 for 2005.

      Purchase obligations of $85,212,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet.  New purchase obligations should be received and paid for during the current fiscal year.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the State of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  We expect to receive a qualified no further action letter that will require only that we monitor the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

      The Company also established an environmental reserve in the amount of $1,913,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process and estimated to cost $400,000.  The Company has a reserve of $325,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

17.  QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2007 and 2006 is presented below.  Seasonal influences affect the Company’s sales and profits with peak business occurring in May through August.

(In thousands, except per share amounts):

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$120,147	$131,986	$125,956	$126,297	$104,385	$125,451	$114,738	$111,920
Gross profit	21,557	26,354	26,382	23,418	19,554	27,302	23,254	19,780
Net income	833	4,035	4,216	3,281	1,942	5,339	3,066	1,141
Earnings per share
Diluted	$0.08	$0.41	$0.42	$0.33	$0.20	$0.53	$0.31	$0.12
Average shares
Diluted	9,947	9,962	9,972	9,931	9,925	9,912	9,930	9,932
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$25.84	$28.36	$26.60	$24.98	$24.85	$22.65	$26.00	$24.37
Low	$22.76	$22.94	$22.10	$16.78	$20.05	$19.31	$19.25	$20.95

18.  ACQUISITIONS AND INVESTMENTS

      On March 6, 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The purchase price was approximately $4.8 million with assumed debt of approximately $0.6 million and goodwill of zero.  The acquisition was accounted for under the purchase method and the results of operation have been included in the Company’s Statement of Income from March 2007.  Henke, is located in Leavenworth, Kansas.

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

      On February 14, 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited (“Spearhead”).  Spearhead manufacturers a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters.  The purchase price was $6.0 million which included goodwill of $4.2 million.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from February 14, 2005.

      The unaudited pro forma statement of income of the Company assuming the transactions were completed at January 1, 2006 is as follows:

	December 31,
(in thousands except per share amounts)	2007	2006
Net Sales	$505,901	$480,199
Net Income	12,447	11,757
Diluted Earnings per Share	$1.25	$1.18

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

	Henke	Nite-Hawk	Gradall/ VacAll	Spearhead
(in thousands)	2007	2006	2006	2005
Current assets	$2,866	$929	$31,506	$2,753
Property, plant and equipment	2,423	28	9,899	305
Intangible assets	—	2,760	15,623	4,224
.. Total assets acquired	5,289	3,717	57,028	7,282
Current liabilities	1,040	626	11,926	1,395
Deferred pension liability	—	—	5,681	—
Other Liabilities	579	—	2,071	—
Deferred income taxes	206	(7)	(4,482)	5
Total liabilities assumed	1,825	619	15,196	1,400
.. Net Assets Acquired	$3,464	$3,098	$41,832	$5,882