Form 10-Q
period 2008-03-31
ALAMO GROUP INC
filed 2008-05-09
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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

YES X NO ___

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER.  SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN EXCHANGE ACT RULE 12B-2.        LARGE ACCELERATED FILER [  ] ACCELERATED FILER    [X]    NON-ACCELERATED FILER   [  ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [  ] NO [X]

AT APRIL 29, 2008, 9,796,829 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6	Exhibits

SIGNATURES

FINANCIAL INFORMATION

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,653	$4,459
Accounts receivable, net	138,564	109,260
Inventories	121,788	118,285
Deferred income taxes	2,054	2,131
Prepaid expenses	3,105	2,834
Total current assets	288,164	236,969

Property, plant and equipment	128,201	124,665
Less: Accumulated depreciation	(64,572)	(61,513)
	63,629	63,152

Goodwill	43,947	43,946
Intangible Assets	4,055	4,081
Assets held for sale	291	291
Other assets	1,249	2,191

Total assets	$401,335	$350,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,619	$39,248
Income taxes payable	1,666	2,289
Accrued liabilities	23,653	22,673
Current maturities of long-term debt	4,632	3,368
Total current liabilities	78,570	67,578

Long-term debt, net of current maturities	114,017	78,527
Deferred Pension Liability	983	1,040
Other long-term liabilities	5,424	4,100
Deferred income taxes	431	687

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,839,429 issued and outstanding at March 31, 2008 and December 31, 2007	984	984
Additional paid-in capital	53,785	53,610
Treasury stock, at cost; 42,600 shares at March 31, 2008 and December 31, 2007	(426)	(426)
Retained earnings	125,671	123,426
Accumulated other comprehensive income, net	21,896	21,104
Total stockholders’ equity	201,910	198,698

Total liabilities and stockholders’ equity	$401,335	$350,630

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

	March 31,
(in thousands, except per share amounts)	2008	2007
Net sales:
North American
Industrial	$62,612	$58,057
Agricultural	32,503	29,394
European	38,666	32,696
Total net sales	133,781	120,147

Cost of sales	108,800	98,590
Gross profit	24,981	21,557

Selling, general and administrative expense	19,619	18,492
Income from operations	5,362	3,065

Interest expense	(1,835)	(2,183)
Interest income	410	289
Other income (expense), net	251	53
Income before income taxes	4,188	1,224

Provision for income taxes	1,356	391
Net Income	$2,832	$833

Net income per common share:
Basic	$0.29	$0.09
Diluted	$0.29	$0.08
Average common shares:
Basic	9,797	9,765
Diluted	9,921	9,947

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Operating Activities
Net income	$2,832	$833
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	25	195
Depreciation	2,269	2,224
Amortization	26	28
Stock-based compensation expense	175	131
Excess tax benefits from stock-based payment arrangements	(23)	(17)
Provision for deferred income tax benefit (expense)	(308)	(16)
Loss on sale of property, plant & equipment	(39)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(28,058)	(25,680)
Inventories	(2,446)	(8,951)
Prepaid expenses and other assets	690	586
Trade accounts payable and accrued liabilities	8,829	13,867
Income taxes payable	(576)	201
Other long-term liabilities	495	139
Net cash used by operating activities	(16,109)	(16,492)

Investing Activities
Acquisitions, net of cash acquired	–	(3,464)
Purchase of property, plant and equipment	(1,705)	(2,097)
Proceeds from sale of property, plant and equipment	61	86
Net cash used by investing activities	(1,644)	(5,475)

Financing Activities
Net change in bank revolving credit facility	34,000	30,000
Principal payments on long-term debt and capital leases	931	540
Proceeds from issuance of long-term debt	1,540	–
Dividends paid	(588)	(586)
Proceeds from sale of common stock	–	67
Excess tax benefits from stock-based payment arrangements	23	17
Net cash provided by financing activities	35,906	30,038

Effect of exchange rate changes on cash	41	94
Net change in cash and cash equivalents	18,194	8,165
Cash and cash equivalents at beginning of the period	4,459	2,169
Cash and cash equivalents at end of the period	$22,653	$10,334

Cash paid during the period for:
Interest	$1,971	$1,970
Income taxes	$2,249	$1,075

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

March 31, 2008

1.  Basis of Financial Statement Presentation

    The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

2.  Acquisitions

      On March 6, 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The purchase price was approximately $4.8 million with assumed debt of approximately $0.6 million and goodwill of zero and was funded from the Company’s revolving credit facility.  The acquisition was accounted for under the purchase method and the results of operation have been included in the Company’s Statement of Income from March 2007.  Henke, is located in Leavenworth, Kansas.

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $1,872,000 and $1,922,000 at March 31, 2008 and December 31, 2007, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 57% and 58% of total inventory at March 31, 2008 and December 31, 2007, respectively.  The excess of FIFO costs over LIFO valued inventories were $9,062,000 at March 31, 2008 and December 31, 2007.  Inventory obsolescence reserves were $8,689,000 at March 31, 2008 and $8,526,000 at December 31, 2007.  The increase in reserve for obsolescence was mainly from the Company’s Agricultural and European operations.  Net inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007

Finished goods	$99,593	$96,464
Work in process	13,947	14,755
Raw materials	8,248	7,066
	$121,788	$118,285

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of March 31, 2008, the Company had $109.0 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at March 31, 2008, was a $2,286,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At March 31, 2008, there was no ineffectiveness in the interest rate swap agreements.

6.  Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008.  FSAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

When available, the Company uses quoted market prices to determine fair value, and the Company classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified with Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $2,286,000.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $1,252,000.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Three Months Ended

	March 31,
	2008	2007

Dividends declared	$0.06	$0.06
Dividends paid	$0.06	$0.06

8.   Stock-Based Compensation

      The Company has granted options to purchase its common stock to employees and directors of the Company and its subsidiaries under three stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company or one of its subsidiaries.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization such as stock splits.

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

      The Company expensed stock based compensation in the amount of $175,000 in the first quarter of 2008 and $131,000 in the first quarter of 2007.

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

  There were no shares granted during the first quarter of 2008.  The Company calculated the fair value for the 2007 options using a Black-Scholes option pricing model using weighted average assumptions.  For options granted in the first quarter of 2007, they are as follows:

Risk-free interest rate	5.00%
Dividend Yield	0.96%
Volatility Factors	1.33%
Weighted Average Expected Life	5.0 years

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

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options.  During 2005, 2006 and 2007 options to purchase 57,000 shares, 31,000 shares and 74,000 shares respectively had been granted under this plan.  No options were granted during the first quarter of 2008.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	277,080
Granted	–
Exercised	–
Cancelled	–

Options outstanding at March 31, 2008	277,080	$18.26
Options exercisable at March 31, 2008	139,880	$14.59
Options available for grant at March 31, 2008	338,000

*Weighted Averages

      Options outstanding and exercisable at March 31, 2008 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	91,000	3.35	$ 10.84	79,600	$ 10.66
$14.38 - $19.79	81,080	6.57	$ 19.03	42,880	$ 18.53
$22.39 - $25.18	105,000	8.70	$ 24.11	17,400	$ 22.89
Total	277,080			139,880

*Weighted Averages

Non-qualified Options

        On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company’s Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President, at an exercise price of $8.9375 per share, being the closing price of the Company’s Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year.  No options have been exercised.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan (“FAR 1999 NQSO Plan”) to add non-employee directors as eligible persons to receive grants of stock options. The Company then granted options to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company’s Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2002, 2005, 2006 and 2007, 500 shares, 1,000 shares, 5,000 shares and 11,000 shares were exercised, respectively. No options were exercised in 2003 or 2004 or in the first quarter of 2008.

      On May 12, 2003, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2006 and 2007, 1,000 shares and 11,000 shares were exercised, respectively.  No shares were exercised during the first quarter of 2008.

      On May 4, 2005, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2006 no options were exercised. During 2007, 5,000 of these shares were exercised.  No shares were exercised during the first quarter of 2008.

      On August 8, 2006, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company’s Common Stock to Mr. Grzelak, at an exercise price of $25.02 per share, being the closing price of the Company’s Common Stock on the grant date. The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. No options were exercised during 2007 or the first quarter of 2008.

      On May 7, 2007, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. No options were exercised during 2007 or the first quarter of 2008.

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	302,000
Granted	–
Exercised	–
Cancelled	–

Options outstanding at March 31, 2008	302,000	$11.71
Options exercisable at March 31, 2008	248,000	$ 9.66
Options available for grant at March 31, 2008	63,500

*Weighted Averages

      Options outstanding and exercisable at March 31, 2008 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	256,000	1.88	$ 9.63	243,000	$ 9.50
$13.96 - $19.79	13,500	6.26	$18.71	4,500	$16.55
$25.02 - $25.18	32,500	8.92	$25.17	500	$25.02
Total	302,000			248,000

*Weighted Averages

9.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended

March 31,

(In thousands, except per share)

2008

2007

Net Income	$2,832	$833

Average Common Shares:
Basic (weighted-average outstanding shares)	9,797	9,765

Dilutive potential common shares from stock options	124	182
Diluted (weighted-average outstanding shares)	9,921	9,947

Basic earnings per share	$0.29	$0.09

Diluted earnings per share	$0.29	$0.08

10.  Segment Reporting

      At March 31, 2008 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net Revenue

Industrial	$62,612	$58,057
Agricultural	32,503	29,394
European	38,666	32,696
Consolidated	$133,781	$120,147

Operating Income
Industrial	$1,514	$709
Agricultural	900	62
European	2,948	2,259
Consolidated	$5,362	$3,030

Goodwill
Industrial	$27,307	$27,167
Agricultural	5,731	5,253
European	10,909	10,305
Consolidated	$43,947	$42,725

Total Identifiable Assets
Industrial	$181,496	$169,049
Agricultural	92,563	95,753
European	127,276	110,007
Consolidated	$401,335	$374,809

11.  Off-Balance Sheet Arrangements

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

12.  Comprehensive Income

      The components of Comprehensive Income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net Income	$2,832	$833
Cash flow derivative, net of taxes	(707)	–
Foreign currency translations adjustment	1,519	768

Comprehensive Income	$3,644	$1,601

    The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Foreign currency translation	$21,157	$19,674
Derivatives, net of taxes	(1,431)	(760)
Actuarial gains related to defined benefit plans	2,170	2,190
Total Accumulated other comprehensive income	$21,896	$21,104

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property.  Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time.  The Company has been voluntarily working with an environmental consultant and the State of Iowa with respect to these issues and believes it completed its remediation program in June 2006.  The work was accomplished within the Company’s environmental liability reserve balance.  We requested a “no further action” classification from the state.  The State of Iowa asked for some additional testing information which the Company has provided.  The Company expects to receive a qualified no further action letter that will require only that the Company monitors the site in the future.  Monitoring will continue until enough data is collected to demonstrate stable or improving conditions, at which time an unconditional no further action letter will be requested.

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

      The Gradall Company Hourly Employees’ Pension Plan covers approximately 310 former employees and 210 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

      The Gradall Company Employees’ Retirement Plan covers approximately 190 former employees and 150 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

      The Company’s pension expense was not material for the three months ended March 31, 2008 or 2007.  The Company is required to contribute $780,000 to the pension plans for 2008.

15.  Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  During 2007, an “unrecognized tax position” was resolved in the Company’s benefit as a result of an IRS audit and the liability was reduced by $167,000 and the Company recorded an “unrecognized tax position” during the year of $125,000 including penalty and interest of $16,000.  The balance at March 31, 2008 was $337,000.  The impact to the Interim Consolidated Statements of Income was zero in the first quarter of 2008 and income of $62,000 in the first quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
As a Percent of Net Sales	2008	2007
North American
Industrial	46.8%	48.3%
Agricultural	24.3%	24.5%
European	28.9%	27.2%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2008	2007

Gross margin	18.7%	17.9%
Income from operations	4.0%	2.6%
Income before income taxes	3.1%	1.0%
Net income	2.1%	1.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first quarter of 2008 the Company’s net income was up due to continued improvement in the markets the Company sells in along with the benefits from consolidation and efficiency initiatives the Company began in late 2006.  The acquisition of Henke also was accretive to our sales and net income during the first quarter. The Industrial Division sales without the Henke acquisition grew 5% during the first quarter of 2008 with the excavator business the main reason for the increase.  The Company’s sweeper business experienced soft sales during the quarter as the parking lot contractor segment of the industrial business was off due to economic conditions.  The Agricultural Division saw a 10% increase in sales versus the first quarter of 2007 as overall market conditions continued to improve due to higher commodity prices even though some segments such as areas in the southeastern U.S. affected by drought and the hobby farm segment in general have been very soft.  European sales also improved over the first quarter of 2007 as European markets remained steady along with benefiting from the strengthening of the British pound compared to the Euro.

      While our outlook for 2008 remains positive, the Company is concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy, inflation,  particularly with raw materials such as steel; higher fuel costs; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Net sales for the first quarter of 2008 were $133,781,000, an increase of $13,634,000 or 11.3% compared to $120,147,000 for the first quarter of 2007.  The increase was primarily attributable to improved market conditions in all segments of the Company’s business along with the acquisition of Henke.

Net North American Industrial sales increased during the first quarter by $4,555,000 or 7.8% to $62,612,000 for 2008 compared to $58,057,000 during the same period in 2007.  The increase came primarily from the acquisition of Henke and higher sales from excavator equipment.  Industrial sales to our governmental customers have continued to remain steady.

Net North American Agricultural sales were $32,503,000 in 2008 compared to $29,394,000 for the same period in 2007, an increase of $3,109,000 or 10.6%.  This increase continues to reflect improved conditions in the agricultural market which has benefited from higher commodity prices.

Net European Sales for the first quarter of 2008 were $38,666,000, an increase of $5,970,000 or 18.3% compared to $32,696,000 during the first quarter of 2007.  The increase was a result of improved agricultural market conditions along with exchange rate gains.

Gross profit for the first quarter of 2008 was $24,981,000 (18.7% of net sales) compared to $21,557,000 (17.9% of net sales) during the same period in 2007, an increase of $3,424,000.  The increase was mainly attributable to the acquisition of Henke and improved sales from all of the Company’s lines of business.  The increase in the gross margin percentage, a result of continued improvements from efficiency initiatives in our Agricultural and VacAll product lines, was partially offset by higher fuel and steel prices.

Selling, general and administrative expenses (“SG&A”) were $19,619,000 (14.7% of net sales) during the first quarter of 2008 compared to $18,492,000 (15.4% of net sales) during the same period of 2007, an increase of $1,127,000.

Interest expense was $1,835,000 for the first quarter of 2008 compared to $2,183,000 during the same period in 2007, a decrease of $348,000.  The decrease came from lower interest rates during the first quarter of 2008.

Other Income was $251,000 for the first quarter of 2008 compared to $53,000 in 2007.  Other income in 2008 was a result of exchange rate gains.  Other income for the first quarter of 2007 included a gain of $150,000 relating to the sale of the Company’s investment in a small business investment company offset by an exchange rate loss of $97,000 related to foreign currency rates and contracts covering accounts receivable transactions in the Company’s European operations.

Provision for income taxes was $1,356,000 (32.4%) in the first quarter of 2008 compared to $391,000 (31.9%) during the same period in 2007.  The decrease in the effective tax rate for 2008 and 2007 was from additional R&D tax credits received and a reduced corporate tax rate that affected our Canadian operation.

The Company’s net income after tax was $2,832,000 or $0.29 per share on a diluted basis for the first quarter of 2008 compared to $833,000 or $0.08 per share on a diluted basis for the first quarter of 2007.  The increase of $1,999,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales particularly in our Agricultural Division.  These sales help level the Company’s production during the off season.

As of March 31, 2008, the Company had working capital of $209,594,000 which represents an increase of $40,203,000 from working capital of $169,391,000 as of December 31, 2007.  The increase in working capital was primarily from higher levels of accounts receivable due to seasonality and the acquisition of Henke.

Capital expenditures were $1,705,000 for the first three months of 2008, compared to $2,097,000 during the first three months of 2007.  Capital expenditures for 2008 are expected to be in line with 2007.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2007 or the first quarter of 2008.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $35,906,000 during the three month period ending March 31, 2008, compared to $30,038,000 for the same period in 2007.  The financing activities were higher due to increased pre-season sales in 2008.

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

  On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., J.P. Morgan Chase Bank and Guaranty Bank, as its lenders.  Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group.  The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2007 and $10.0 million in the aggregate during each fiscal year thereafter.

      On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank, as its lenders. The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval. In addition to the extended term of the loan to 2012, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and an increase in annual allowable capital expenditures up to $17.5 million. The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement along with a reduction in the applicable interest rate margin. The applicable interest margin fluctuates quarterly either up or down based upon the Company’s leverage ratio.

As of March 31, 2008, there was $109,000,000 borrowed under the revolving credit facility.  At March 31, 2008, $850,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $15,000,000 in available borrowings.

There are smaller additional lines of credit, for the Company’s United Kingdom operation in the amount of 1,000,000 British pounds, for our French operations in the amount of 4,550,000 Euros, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of March 31, 2008 there were no British pounds borrowed against the United Kingdom line of credit, no Euros were borrowed against the French line of credit, 2,827,000 Canadian dollars were outstanding on the Canadian line of credit and no Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.  As of March 31, 2008, the Company is in compliance with the terms and conditions of its credit facilities.

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

New Accounting Standards and Disclosures

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

      In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

The bad debt reserve balance was $1,872,000 at March 31, 2008 and $1,922,000 at December 31, 2007.

Sales Discounts

At March 31, 2008 the Company had $8,793,000 in reserves for sales discounts compared to $6,338,000 at December 31, 2007 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2008.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,689,000 at March 31, 2008 and $8,526,000 at December 31, 2007 in reserve to cover obsolescence and slow moving inventory.  The increase was mainly from the Company’s Agricultural and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

Warranty reserve, as a percent of sales, is calculated by taking at the current twelve months of expenses and prorating that based on twelve months of sales with a six month lag period.  The Company’s historical experience is that a customer takes approximately ninety days to six months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The current liability warranty reserve balance was $5,189,000 at March 31, 2008 and $4,865,000 at December 31, 2007.  The Company has a long-term liability for extended warranty policies sold to customers in the amount of $249,000 at March 31, 2008 and $218,000 at December 31, 2007 existed relating to some of our industrial product lines with a life expectancy of 1 to 5 years.

Product Liability

At March 31, 2008 the Company had accrued $175,000 in reserves for product liability cases compared to $200,000 at December 31, 2007.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2007, the self insured retention (S.I.R.) for U.S. product liability coverage for rotary mowers was $250,000 while the S.I.R. for all other products was at $100,000 per claim.  On September 30, 2007, the Company renewed its insurance coverage and the S.I.R. for rotary mowers was reduced to $150,000 and all other products remained at $100,000 for the last quarter of 2007 and the first three quarters of 2008.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

Goodwill

      The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). As required by FAS 142, the Company performs its annual test for goodwill impairment annually and, as of December 31, 2007, determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and, therefore, requires a write-down of goodwill for that reporting unit. The Company determines the fair value of its reporting units based on a discounted cash flow analysis; the discounted cash flow calculation uses various assumptions and estimates regarding future revenue, expenses and cash flow projections over the estimated remaining useful life of the asset. At March 31, 2008, the book value of goodwill was $43,947,000, and at December 31, 2007, the book value was $43,946,000.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2008, the Company had $552,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $83,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,033,000 for the period ending March 31, 2008.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $891,000 for the period ended March 31, 2007.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2008 was a gain of $1,519,000.  On March 31, 2008, the British pound closed at .5039 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6334 relative to 1.00 U.S. dollar.  At December 31, 2007 the British pound closed at .5033 relative to 1.00 U.S. dollar and the Euro dollar closed at .6850 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2007, the British pound closed at .5082 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7486 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2008 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $545,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

Alamo Group Inc. First Quarter 2008 Press Release filed May 7, 2008.

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

/s/Dan E. Malone
Dan E. Malone
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

