Form 10-Q
period 2008-06-30
ALAMO GROUP INC
filed 2008-08-11
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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
YES [  ]            NO [X]

AT AUGUST 1, 2008, 9,846,829 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Interim Consolidated Balance Sheets	3
	June 30, 2008 and December 31, 2007 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2008 and June 30, 2007

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2008 and June 30, 2007

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition	14
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,334	$4,459
Accounts receivable, net	149,809	109,260
Inventories	134,709	118,285
Deferred income taxes	1,977	2,131
Prepaid expenses	3,285	2,834
Total current assets	293,114	236,969

Property, plant and equipment	135,310	124,665
Less: Accumulated depreciation	(66,231)	(61,513)
	69,079	63,152

Goodwill	58,657	43,946
Intangible assets	4,029	4,081
Assets held for sale	291	291
Other assets	1,666	2,191

Total assets	$426,836	$350,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$65,414	$39,248
Income taxes payable	2,301	2,289
Accrued liabilities	34,219	22,673
Current maturities of long-term debt	5,475	3,368
Total current liabilities	107,409	67,578

Long-term debt, net of current maturities	105,355	78,527
Deferred pension liability	730	1,040
Other long-term liabilities	4,042	4,100
Deferred income taxes	877	687

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,864,429 and 9,839,429 issued and outstanding at June 30, 2008 and December 31, 2007	986	984
Additional paid-in capital	54,153	53,610
Treasury stock, at cost; 42,600 shares at June 30, 2008 and December 31, 2007	(426)	(426)
Retained earnings	130,647	123,426
Accumulated other comprehensive income	23,063	21,104
Total stockholders’ equity	208,423	198,698

Total liabilities and stockholders’ equity	$426,836	$350,630

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

			June 30,
(in thousands, except per share amounts)

2008

2007

			2008	2007

Net sales:
North American
Industrial	$72,452	$67,591	$135,063	$125,648
Agricultural	32,768	29,917	65,271	59,311
European	46,940	34,478	85,607	67,174
Total net sales	152,160	131,986	285,941	252,133

Cost of sales	121,656	105,632	230,456	204,222
Gross profit	30,504	26,354	55,485	47,911

Selling, general and administrative expense	21,104	18,721	40,723	37,213
Income from operations	9,400	7,633	14,762	10,698

Interest expense	(1,889)	(2,207)	(3,724)	(4,390)
Interest income	529	344	939	633
Other income (expense), net	408	181	659	234
Income before income taxes	8,448	5,951	12,636	7,175

Provision for income taxes	2,883	1,916	4,239	2,307
Net income	$5,565	$4,035	$8,397	$4,868

Net income per common share:
Basic	$0.57	$0.41	$0.86	$0.50
Diluted	$0.56	$0.41	$0.84	$0.49
Average common shares
Basic	9,799	9,770	9,798	9,768
Diluted	9,957	9,962	9,939	9,955

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Operating Activities
Net income	$8,397	$4,868
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	82	234
Depreciation	4,598	4,438
Amortization	52	54
Stock-based compensation expense	322	301
Excess tax benefits from stock-based payment arrangements	(42)	(39)
Provision for deferred income tax benefit	201	174
Gain on sale of equipment	(110)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(29,756)	(23,280)
Inventories	(660)	(10,079)
Prepaid expenses and other assets	359	(67)
Trade accounts payable and accrued liabilities	15,428	15,543
Income taxes payable	1,098	1,551
Other long term liabilities	(1,074)	(243)
Net cash used by operating activities	(1,105)	(6,669)

Investing Activities
Acquisitions, net of cash acquired	(22,184)	(3,464)
Purchase of property, plant and equipment	(3,594)	(4,878)
Proceeds from sale of property, plant and equipment	170	222
Net cash used by investing activities	(25,608)	(8,120)

Financing Activities
Net change in bank revolving credit facility	24,000	23,000
Principal payments / proceeds on long-term debt and capital leases	(649)	(851)
Proceeds from issuance of long term debt	2,720	19
Dividends paid	(1,176)	(1,172)
Proceeds from sale of common stock	223	193
Excess tax benefits from stock-based payment arrangements	42	39
Net cash provided by financing activities	25,160	21,228

Effect of exchange rate changes on cash	428	246
Net change in cash and cash equivalents	(1,125)	6,685
Cash and cash equivalents at beginning of the period	4,459	2,169
Cash and cash equivalents at end of the period	$3,334	$8,854

Cash paid during the period for:
Interest	$3,798	$4,621
Income taxes	$2,227	$799

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

June 30, 2008

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

2.   Acquisitions

The acquisitions described below were accounted for as business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”.  Accordingly, the purchase price as been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition.  The operating results of the acquired companies are included with the Company’s results of operations since their respective acquisition dates.

On May 30, 2008 the Company purchased Rivard Developpement (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The purchase price was approximately €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  We have preliminarily allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of approximately €9 million (approximately U.S. $15 million) related to this acquisition.  Finalization of the purchase price allocation is expected in the fourth quarter of 2008.  The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million, (approximately U.S. $62 million) and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      On March 6, 2007 the Company purchased outstanding stock of Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The purchase price was $3.8 million which included assumed debt of approximately $0.7 million and goodwill of $252,000.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from March 2007.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2007.

      The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2007 is as follows:

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2008	2007

Net Sales	$311,774	$284,648
Net Income	$10,049	$5,982
Diluted Earnings per Share	$1.01	$0.60

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,099,000 and $1,922,000 at June 30, 2008 and December 31, 2007, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 53% and 58% of total inventory at June 30, 2008 and December 31, 2007, respectively.  The excess of current costs over LIFO valued inventories were $9,062,000 at June 30, 2008 and December 31, 2007.  Inventory obsolescence reserves were $8,396,000 at June 30, 2008 and $8,526,000 at December 31, 2007.  Net inventories consist of the following:

(in thousands)	June 30, 2008	December 31, 2007

Finished goods	$102,457	$96,464
Work in process	18,368	14,755
Raw materials	13,884	7,066
	$134,709	$118,285

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of June 30, 2008, the Company had $99.0 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at June 30, 2008, was a $1,151,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At June 30, 2008, there was no ineffectiveness in the interest rate swap agreements.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $1,151,000.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $3,895,000.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Six Months Ended

	June 30,
	2008	2007

Dividends declared	$0.12	$0.12
Dividends paid	$0.12	$0.12

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

            The Company expensed stock based compensation in the amount of $322,000 in the first half of 2008 and $301,000 in the first half of 2007.

      Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (Statement 123(R)) in 2006, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

      There were 39,000 shares granted during the second quarter of 2008 and 79,000 shares granted in the second quarter of 2007.  The Company calculated the fair value for the 2008 and 2007 options using a Black-Scholes option pricing model using weighted average assumptions.  For options granted in the second quarter of 2008 and 2007, they are as follows:

	2008	2007
Risk-free interest rate	3.13%	4.29%
Dividend Yield	1.20%	1.20%
Volatility Factors	43.6%	34.5%
Weighted Average Expected Life	9.0 years	5.0 years

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	277,080
Granted	39,000	$22.55
Exercised	–
Cancelled	–

Options outstanding at June 30, 2008	316,080	$18.79
Options exercisable at June 30, 2008	172,480	$15.37
Options available for grant at June 30, 2008	299,000

*Weighted Averages

      Options outstanding and exercisable at June 30, 2008 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	91,000	3.35	$ 10.84	91,000	$ 10.84
$14.38 - $19.79	81,080	6.57	$ 19.03	54,280	$ 18.80
$22.39 - $25.18	144,000	9.06	$ 23.68	27,200	$ 23.72
Total	316,080			172,480

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	302,000
Granted	–
Exercised	(25,000)	$8.9375
Cancelled	–

Options outstanding at June 30, 2008	277,000	$ 11.96
Options exercisable at June 30, 2008	245,000	$ 10.36
Options available for grant at June 30, 2008	63,500

*Weighted Averages

      Options outstanding and exercisable at June 30, 2008 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	231,000	1.97	$ 9.70	231,000	$ 9.70
$13.96 - $19.79	13,500	6.26	$18.71	7,500	$17.85
$25.02 - $25.18	32,500	8.92	$25.17	6,500	$25.17
Total	277,000			245,000

*Weighted Averages

9.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended

Six Months Ended

	June 30,

June 30,

(In thousands, except per share amounts)	2008	2007	2008	2007

Net Income	$5,565	$4,035	$8,397	$4,868

Average Common Shares:
Basic (weighted-average outstanding shares)	9,799	9,770	9,798	9,768

Dilutive potential common shares from stock options	158	192	141	187
Diluted (weighted-average outstanding shares)	9,957	9,962	9,939	9,955

Basic earnings per share	$0.57	$0.41	$0.86	$0.50

Diluted earnings per share	$0.56	$0.41	$0.84	$0.49

    10.  Segment Reporting

At June 30, 2008 and June 30, 2007 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Net Revenue

Industrial	$72,452	$67,591	$135,063	$125,648
Agricultural	32,768	29,917	65,271	59,311
European	46,940	34,478	85,607	67,174
Consolidated	152,160	131,986	285,941	252,133

Income from Operations
Industrial	$4,424	$3,716	$5,926	$4,460
Agricultural	1,193	1,136	2,105	1,198
European	3,783	2,781	6,731	5,040
Consolidated	9,400	7,633	14,762	10,698

Goodwill
Industrial	$27,331	$27,052	$27,331	$27,052
Agricultural	5,760	5,574	5,760	5,574
European	25,566	10,492	25,566	10,492
Consolidated	58,657	43,118	58,657	43,118

Total Identifiable Assets
Industrial	$180,158	$165,099	$180,158	$165,099
Agricultural	91,920	96,624	91,920	96,624
European	154,758	114,830	154,758	114,830
Consolidated	426,836	376,553	426,836	376,553

11.  Off Balance Sheet Arrangements

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

12.  Comprehensive Income

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net Income	$5,565	$4,035	$8,397	$4,868
Cash flow derivatives, net of taxes	704	280	(3)	280
Amortization of actuarial net gain	(20)	–	(40)	–
Foreign currency translation adjustment	483	2,482	2,002	3,250

Comprehensive Income	$6,732	$6,797	$10,356	$8,398

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet, are as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Foreign currency translation	$21,599	$19,674
Derivatives, net of taxes	(686)	(760)
Actuarial gains related to defined benefit plans	2,150	2,190
Total Accumulated other comprehensive income	$23,063	$21,104

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

      The Company has an environmental reserve in the amount of $1,729,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process with a current reserve balance of $230,000.  The Company has a reserve of $311,000 concerning a potential asbestos issue at the Gradall facility which is being evaluated.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be abated in the future.  The estimated timing and the fair market value of removing or disposing of existing asbestos cannot be reasonably estimated at this time, however, the Company believes the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company’s pension expense was not material for the six months ended June 30, 2008 or 2007.  The Company is required to contribute $780,000 to the pension plans for 2008 and as of June 30, 2008 it has paid $195,000 towards the required contribution.

15.  Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  During 2007, an “unrecognized tax position” was resolved in the Company’s benefit as a result of an IRS audit and the liability was reduced by $167,000 and the Company recorded an “unrecognized tax position” during the year of $125,000 including penalty and interest of $16,000.  The balance at June 30, 2008 was $337,000.  The impact to the Interim Consolidated Statements of Income was zero in the second quarter of 2008 and 2007.

16.  Recent Accounting Pronouncements

        SFAS No. 141, "Business Combinations (Revised 2007)."  SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met by the target in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

      SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

      SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2008	2007	2008	2007
North American
Industrial	47.6%	51.2%	47.2%	49.8%
Agricultural	21.5%	22.7%	22.8%	23.5%
European	30.9%	26.1%	30.0%	26.7%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2008	2007	2008	2007

Gross profit	20.0%	20.0%	19.4%	19.0%
Income from operations	6.2%	5.8%	5.2%	4.2%
Income before income taxes	5.6%	4.5%	4.4%	2.8%
Net income	3.7%	3.1%	2.9%	1.9%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the first six months of 2008 the Company’s net income was up mainly due to steady markets the Company sells in and benefits from the efficiency initiatives we began in 2006.  The acquisitions of Henke and Rivard were accretive to the Company in both sales and net income.  We continue to experience late deliveries of component parts during the first half of 2008 from some of the Company’s vendors which have delayed some of our shipments.   The Industrial Division, without the acquisition of Henke, was up 6% during the first six months of 2008 with the excavator business the main reason for the increase.  The Company’s sweeper business continued to be weak in the parking lot contractor segment due to economic conditions.  We also began to see a slowdown in sales to governmental entities late in the second quarter of 2008 as some states are facing budget shortfalls.  The Agricultural Division saw a 10% increase in sales due to higher commodity prices and increased farm income.  The European Division sales improved over the first half of 2008 primarily due to export sales outside of its principal markets and the acquisition of Rivard.

            While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as a downturn in the overall economy; inflation,  particularly with raw materials such as steel and steel products; higher energy costs; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Net sales for the second quarter of 2008 were $152,160,000, an increase of $20,174,000, or 15.3% compared to $131,986,000 for the second quarter of 2007.  The increase was primarily from the steady market conditions in all segments of the Company’s business and the acquisition of Rivard in May 2008.  Rivard’s sales included in the second quarter of 2008 results of operations were $6,915,000.

Net North American Industrial sales increased during the second quarter by $4,861,000 or 7.2% to $72,452,000 for 2008 compared to $67,591,000 during the same period in 2007. The increase was due to higher sales in the excavator and vacuum truck business.  Sweeper sales continue to be weak, particularly in the parking lot contractor sector.  The Company began to experience softness in sales to our governmental customers during the second quarter of 2008.

Net North American Agricultural sales were $32,768,000 in 2008 compared to $29,917,000 for the same period in 2007, an increase of $2,851,000 or 9.5%.  The increase was mainly due to improved market conditions from higher agricultural commodity prices and higher farm income.

Net European Sales for the second quarter of 2008 were $46,940,000, an increase of $12,462,000 or 36.1% compared to $34,478,000 during the second quarter of 2007.  The increase was from continued improvement in the agricultural market and from the acquisition of Rivard.

Gross profit for the second quarter of 2008 was $30,504,000 (20.0% of net sales) compared to $26,354,000 (20.0% of net sales) during the same period in 2007, an increase of $4,150,000.  The increase in gross profits was from the acquisition of Rivard in the amount of $1,384,000 and higher demand for our products.  This was offset by continued increases in steel, steel products and energy prices.

Selling, general and administrative expense (“SG&A”) was $21,104,000 (13.9% of net sales) during the second quarter of 2008 compared to $18,721,000 (14.2% of net sales) during the same period of 2007, an increase of $2,383,000.  The majority of the increase in SG&A was from the addition of Rivard in the amount of $892,000.

            Interest expense was $1,889,000 for the second quarter of 2008 compared to $2,207,000 during the same period in 2007, a decrease of $318,000.  The decrease was mainly from lower interest rates in 2008 compared to 2007.

            Other income (expense), net was $408,000 of income during the second quarter of 2008 compared to $181,000 of income in the second quarter of 2007.  The gains in the second quarter of 2008 and in 2007 are all from changes in exchange rates.

            Provision for income taxes was $2,883,000 (34.1%) in the second quarter of 2008 compared to $1,916,000 (32.2%) during the same period in 2007.

            The Company’s net income after tax was $5,565,000 or $.56 per share on a diluted basis for the second quarter of 2008 compared to $4,035,000 or $.41 per share on a diluted basis for the second quarter of 2007.  The increase of $1,530,000 resulted from the factors described above.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Net sales for the first six months of 2008 were $285,941,000, an increase of $33,808,000 or 13.4% compared to $252,133,000 for the first six months of 2007.  The increase was primarily from the continued steady demand for our products in all of the Company’s segments and from the acquisitions of Henke and Rivard which collectively increased sales in the amount of $8,576,000.  The Company continued to be affected by late deliveries of component parts during the first half of 2008 from some of the Company’s vendors which has delayed shipments.

Net North American Industrial sales increased during the first six months by $9,415,000 or 7.5% to $135,063,000 for 2008 compared to $125,648,000 during the same period in 2007. The increase was due from higher sales in the excavator business and the acquisitions of Henke in the amount of $1,662,000.  Shipments for the Company’s products in this division, continued to be steady to governmental customers. Negatively impacting the quarter were soft conditions in the sweeper market, specifically the parking lot sweeper contractor.  We also began to see a slowdown in orders to governmental entities in the second quarter of 2008 as some states are facing budget shortfalls.

Net North American Agricultural sales were $65,271,000 in 2008 compared to $59,311,000 for the same period in 2007, an increase of $5,960,000 or 10.0%.  The increase was mainly due to improved market conditions specifically mowing and front-end loader equipment, which has benefited from higher commodity prices and increased farm income.

Net European sales for the first six months of 2008 were $85,607,000, an increase of $18,433,000 or 27.4% compared to $67,174,000 during the same period of 2007.  The increase was mainly from export sales outside principal markets in Western Europe along with improved agricultural market conditions.  Sales from the Rivard acquisition in the amount of $6,915,000 also contributed to the increase.

Gross profit for the first six months of 2008 was $55,485,000 (19.4% of net sales) compared to $47,911,000 (19.0% of net sales) during the same period in 2007, an increase of $7,574,000.  The increase was mainly improved market conditions from all of the Company’s lines of business along with the acquisitions of Henke and Rivard.  Negatively affecting the Company’s gross margin were higher steel, steel products and energy prices.

Selling, general and administrative expenses (“SG&A”) were $40,723,000 (14.2% of net sales) during the first six months of 2008 compared to $37,213,000 (14.3% of net sales) during the same period of 2007, an increase of $3,510,000.  The increase in SG&A for the first six months of 2008 was due to the addition of Henke and Rivard in the amount of $1,150,000 along with increased sales commissions from higher sales.

            Interest expense was $3,724,000 for the first six months of 2008 compared to $4,390,000 during the same period in 2007, a decrease of $666,000.  The decrease was due to lower interest rates in the first part of 2008.

            Other income (expense), net was $659,000 of income during the first six months of 2008 compared to $234,000 of income in the first six months of 2007.  The gain in 2008 is from changes in exchange rates and the income in 2007 was a gain of $150,000 relating to the sale of the Company’s investment in a small business investment company and exchange rates gains in the amount of $84,000.

            Provision for income taxes was $4,239,000 (33.5%) in the first six months of 2008 compared to $2,307,000 (32.2%) during the same period in 2007.

            The Company’s net income after tax was $8,397,000 or $0.84 per share on a diluted basis for the first six months of 2008 compared to $4,868,000 or $0.49 per share on a diluted basis for the first six months of 2007.  The increase of $3,529,000 resulted from the factors described above.

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

As of June 30, 2008, the Company had working capital of $185,705,000 which represents an increase of $16,314,000 from working capital of $169,391,000 as of December 31, 2007.  The increase in working capital was primarily from higher levels of accounts receivable due to the growth in sales and the acquisition of Rivard.

Capital expenditures were $3,594,000 for the first six months of 2008, compared to $4,878,000 during the first six months of 2007.  Capital expenditures for 2008 are expected to be slightly below 2007 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2007 or the first half of 2008.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      Net cash provided by financing activities was $25,160,000 during the six month period ending June 30, 2008, compared to $21,228,000 for the same period in 2007.  The financing activities were higher in 2008 due to increased pre-season sales and seasonality.

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

      On May 7, 2007, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement with Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank, as its lenders. The Amended and Restated Revolving Credit Agreement provides for a $125 million unsecured revolving line of credit for five years with the ability to expand the facility to $175 million, subject to bank approval. In addition to the extended term of the loan to 2012, other major changes were improvements in the leverage ratio, minimum asset coverage ratio and an increase in annual allowable capital expenditures up to $17.5 million. The banks agreed to eliminate the fixed charge coverage ratio and minimum net worth requirement along with a reduction in the applicable interest rate margin. The applicable interest margin fluctuates quarterly, either up or down based upon the Company’s leverage ratio.

      On May 13, 2008, Alamo Group Europe Limited entered into a £5.5 million overdraft facility with Lloyd’s TSB Bank plc.  The facility expires on October 31, 2008 and outstandings bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of June 30, 2008, the outstanding balance was 658,000 British pounds borrowed against the U.K. overdraft facility.

As of June 30, 2008, there was $99,000,000 borrowed under the revolving credit facility.  At June 30, 2008, $885,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $ 25,000,000 in available borrowings.

There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of June 30, 2008, 532,000 Euros were borrowed against the French line of credit, 2,326,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

As of June 30, 2008, the Company is in compliance with the terms and conditions of its credit facilities.

      On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Securities Exchange Act.  This filing had a two year life and was withdrawn on May 30, 2008, prior to its cancellation and can be reinstated if deemed appropriate by management.

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

The Company evaluates all aged receivables that are over 60 days old and reserves specifically on a 90-day basis.  The Company’s North American operations have security interest on most wholegoods each customer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory.  It also allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

In our European operation, the Company purchases credit insurance which covers mainly insolvency for a majority of its accounts receivable in the U.K. and France.  Coverage limits range from 60% to 90% of the amount outstanding depending on credit limits set by the insurer.

      The bad debt reserve balance was $2,099,000 at June 30, 2008 and $1,922,000 at December 31, 2007.  The majority of the increase came from the acquisition of Rivard.

Sales Discounts

      At June 30, 2008 the Company had $8,686,000 in reserves for sales discounts compared to $6,338,000 at December 31, 2007 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2008.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,396,000 at June 30, 2008 and $8,526,000 at December 31, 2007 in reserve to cover obsolescence and slow moving inventory.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current warranty reserve balance was $6,057,000 at June 30, 2008 and $4,865,000 at December 31, 2007.  The majority of the increase came from the acquisition of Rivard.  The Company has a long-term liability for extended warranty policies sold to customers in the amount of $267,000 at June 30, 2008 and $218,000 at December 31, 2007 existed relating to some of our industrial product lines with a life expectancy of 1 to 5 years.

Product Liability

At June 30, 2008 the Company had accrued $175,000 in reserves for product liability cases compared to $200,000 at December 31, 2007.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; adverse weather conditions such as droughts and floods which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of June 30, 2008, the Company had $2,695,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $404,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,359,000 for the period ending June 30, 2008.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,892,000 for the period ended June 30, 2007.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2008 was a gain of $483,000.  On June 30, 2008, the British pound closed at .5020 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6352 relative to 1.00 U.S. dollar.  At December 31, 2007 the British pound closed at .5033 relative to 1.00 U.S. dollar and the Euro dollar closed at .6850 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2007, the British pound closed at .4980 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7388 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2008 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $990,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

May 30, 2008 – Press Release announcing the acquisition of Rivard Developpement

August 6, 2008 – Press Release announcing second quarter fiscal 2008 earnings

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

