Form 10-Q
period 2008-09-30
ALAMO GROUP INC
filed 2008-11-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

AT NOVEMBER 1, 2008, 9,921,929 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2008 and December 31, 2007 (Audited)	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2008 and September 30, 2007	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2008 and September 30, 2007	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,447	$4,459
Accounts receivable, net	128,323	109,260
Inventories	132,989	118,285
Deferred income taxes	1,946	2,131
Prepaid expenses	3,556	2,834
Total current assets	272,261	236,969

Property, plant and equipment	128,434	124,665
Less: Accumulated depreciation	(63,905)	(61,513)
	64,529	63,152

Goodwill	55,507	43,946
Intangible assets	4,003	4,081
Assets held for sale	291	291
Other assets	1,692	2,191

Total assets	$398,283	$350,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	64,876	39,248
Income taxes payable	2,296	2,289
Accrued liabilities	29,744	22,673
Current maturities of long-term debt	3,377	3,368
Total current liabilities	100,293	67,578

Long-term debt, net of current maturities	91,500	78,527
Deferred pension liability	371	1,040
Other long-term liabilities	3,934	4,100
Deferred income taxes	657	687

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,957,229 and 9,839,429 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	996	984
Additional paid-in capital	55,115	53,610
Treasury stock, at cost; 42,600 shares at September 30, 2008 and December 31, 2007	(426)	(426)
Retained earnings	134,509	123,426
Accumulated other comprehensive income	11,334	21,104
Total stockholders’ equity	201,528	198,698

Total liabilities and stockholders’ equity	$398,283	$350,630

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Income
(Unaudited)

Three Months Ended

September 30,

Nine Months Ended

September 30,

(in thousands, except per share amounts)

2008

2007

			2008	2007

Net sales:
North American
Industrial	$64,803	$60,862	$199,866	$186,510
Agricultural	29,555	31,210	94,826	90,521
European	54,349	33,884	139,956	101,058
Total net sales	148,707	125,956	434,648	378,089

Cost of sales	119,097	99,574	349,553	303,796
Gross profit	29,610	26,382	85,095	74,293

Selling, general and administrative expense	21,795	18,716	62,518	55,929
Income from operations	7,815	7,666	22,577	18,364

Interest expense	(2,024)	(2,025)	(5,748)	(6,415)
Interest income	691	414	1,630	1,047
Other income (expense), net	222	235	881	469
Income before income taxes	6,704	6,290	19,340	13,465

Provision for income taxes	2,251	2,074	6,490	4,381
Net income	$4,453	$4,216	$12,850	$9,084

Net income per common share:
Basic	$.45	$0.43	$1.31	$0.93
Diluted	$.45	$0.42	$1.29	$0.91
Average common shares
Basic	9,870	9,790	9,822	9,775
Diluted	9,970	9,972	9,949	9,961

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007
Operating Activities
Net income	$12,850	$9,084
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	318	492
Depreciation	6,990	6,644
Amortization	78	80
Stock-based compensation expense	443	477
Excess tax benefits from stock-based payment arrangements	(45)	(62)
Provision (benefit) for deferred income tax benefit	218	(113)
Gain on sale of property, plant and equipment	(99)	(167)
Changes in operating assets and liabilities:
Accounts receivable	(14,719)	369
Inventories	(4,238)	(6,275)
Prepaid expenses and other assets	(1,206)	(42)
Trade accounts payable and accrued liabilities	17,068	6,126
Income taxes payable	1,173	2,423
Other long-term liabilities	(833)	(489)
Net cash provided by operating activities	17,998	18,547

Investing Activities
Acquisitions, net of cash acquired	(22,055)	(3,464)
Purchase of property, plant and equipment	(5,052)	(6,733)
Proceeds from sale of property, plant and equipment	209	269
Net cash used by investing activities	(26,898)	(9,928)

Financing Activities
Net change in bank revolving credit facility	11,000	12,500
Principal payments on long-term debt and capital leases	(2,038)	(2,053)
Proceeds from issuance of long-term debt	1,986	45
Dividends paid	(1,766)	(1,759)
Proceeds from sale of common stock	1,073	466
Excess tax benefits from stock-based payment arrangements	45	62
Net cash provided by financing activities	10,300	9,261

Effect of exchange rate changes on cash	(412)	733
Net change in cash and cash equivalents	988	18,613
Cash and cash equivalents at beginning of the period	4,459	2,169
Cash and cash equivalents at end of the period	$5,447	$20,782

Cash paid during the period for:
Interest	$5,732	$6,880
Income taxes	$2,866	$1,198

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

September 30, 2008

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

      On March 6, 2007 the Company purchased outstanding stock of Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments.  Henke’s products are mounted on both heavy industrial equipment and medium to heavy duty trucks.  The primary end users are governmental agencies, related contractors and other industrial users.  The purchase price was $4.8 million which included assumed debt of approximately $0.6 million and goodwill of zero.  The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from March 2007.  Henke, which is located in Leavenworth, Kansas, had sales of over $8 million in their last fiscal year ended June 30, 2006.

      The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2007 is as follows:

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2008	2007

Net Sales	$460,481	$426,104
Net Income	$14,502	$11,222
Diluted Earnings per Share	$1.46	$1.13

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $1,809,000 and $1,922,000 at September 30, 2008 and December 31, 2007, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 56% and 58% of total inventory at September 30, 2008 and December 31, 2007, respectively.  The excess of current costs over LIFO valued inventories was $9,062,000 at September 30, 2008 and December 31, 2007.  Inventory obsolescence reserves were $8,222,000 at September 30, 2008 and $8,526,000 at December 31, 2007.  Net inventories consist of the following:

(in thousands)	September 30, 2008	December 31, 2007

Finished goods	$99,342	$96,464
Work in process	17,889	14,755
Raw materials	15,758	7,066
	$132,989	$118,285

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates at each quarter end.

5.  Derivatives and Hedging

            Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of September 30, 2008, the Company had $86.0 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at September 30, 2008, was a $1,143,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At September 30, 2008, ineffectiveness related to the interest rate swap agreements was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $1,143,000.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $3,493,000.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	September 30, Nine Months Ended
	2008	2007

Dividends declared	$0.18	$0.18
Dividends paid	0.18	0.18

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

      The Company’s stock-based compensation expense was $121,000 and $177,000 for the quarter ended September 30, 2008 and 2007, respectively and $443,000 and $477,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

      For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  The Company calculated the fair value for these options using a Black-Scholes option pricing model with the following weighted average assumptions for 2008 and 2007:

September 30,
	2008	2007

Risk-free interest rate	3.13%	5.00%
Dividend Yield	1.20%	0.96%
Volatility Factors	43.6%	34.5%
*Weighted Average Expected Life	9.0 years	5.0 years

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	277,080
Granted	39,000	$22.55
Exercised	(41,800)	$ 9.35
Cancelled	–

Options outstanding at September 30, 2008	274,280	$20.23
Options exercisable at September 30, 2008	130,680	$17.30
Options available for grant at September 30, 2008	299,000

*Weighted Averages

      Options outstanding and exercisable at September 30, 2008 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	49,200	5.00	$ 12.10	49,200	$ 12.10
$14.38 - $19.79	81,080	6.57	$ 19.03	54,280	$ 18.80
$22.39 - $25.18	144,000	9.06	$ 23.68	27,200	$ 23.72
Total	274,280			130,680

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2008
	Shares	Exercise Price*
Options outstanding at beginning of year	302,000
Granted	–
Exercised	(76,000)	$ 8.98
Cancelled	–

Options outstanding at September 30, 2008	226,000	$ 12.62
Options exercisable at September 30, 2008	194,500	$ 10.76
Options available for grant at September 30, 2008	63,500

*Weighted Averages

      Options outstanding and exercisable at September 30, 2008 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	180,000	2.22	$ 9.90	180,000	$ 9.90
$13.96 - $19.79	13,500	6.26	$18.71	7,500	$17.85
$25.02 - $25.18	32,500	8.92	$25.17	7,000	$25.16
Total	226,000			194,500

*Weighted Averages

9.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted calculations.

	Three Months Ended September 30,

Nine Months Ended

			September 30,
(In thousands, except per share amounts)

2008

		2007

2008

				2007

Net Income	$4,453	$4,216	$12,850	$9,084

Average Common Shares:
Basic (weighted-average outstanding shares)	9,870	9,790	9,822	9,775

Dilutive potential common shares from stock options and warrants	100	182	127	186
Diluted (weighted-average outstanding shares)	9,970	9,972	9,949	9,961

Basic earnings per share	$0.45	$0.43	$1.31	$0.93

Diluted earnings per share	$0.45	$0.42	$1.29	$0.91

10.  Segment Reporting

      At September 30, 2008 and September 30, 2007 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007

Net Revenue

Industrial	$64,803	$60,862	$199,866	$186,510
Agricultural	29,555	31,210	94,826	90,521
European	54,349	33,884	139,956	101,058
Consolidated	$148,707	$125,956	$434,648	$378,089

Income From Operations
Industrial	$2,787	$3,070	$8,713	$7,530
Agricultural	(240)	1,006	1,857	2,204
European	5,276	3,590	12,007	8,630
Consolidated	$7,815	$7,666	$22,577	$18,364

Goodwill
Industrial	$27,183	$27,295	$27,183	$27,295
Agricultural	5,580	5,871	5,580	5,871
European	22,744	10,801	22,744	10,801
Consolidated	$55,507	$43,967	$55,507	$43,967

Total Identifiable Assets
Industrial	$176,677	$163,515	$176,677	$163,515
Agricultural	81,841	81,738	81,841	81,738
European	139,765	119,334	139,765	119,334
Consolidated	$398,283	$364,587	$398,283	$364,587

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

12.    Comprehensive Income

      During the third quarter of 2008 and 2007, Comprehensive Income amounted to ($7,276,000) and $7,108,000, respectively.

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net Income	$4,453	$4,216	$12,850	$9,084
Cash flow derivatives, net of taxes	4	(500)	1	(220)
Amortization of actuarial net gain	(20)	–	(60)	–
Foreign currency translation adjustment	(11,713)	3,392	(9,711)	6,642

Comprehensive Income	$(7,276)	$7,108	$3,080	$15,506
11

      The components of Accumulated other comprehensive income as shown on the Balance Sheet are as follows:

September 30,

2008

(Unaudited)

December 31, 2007

		(Audited)
(in thousands)	2008	2007
Foreign currency translation adjustment	$9,968	$19,674
Derivatives, net of taxes	(764)	(760)
Actuarial gain on defined benefit pension plan	$2,130	$2,190

Accumulated other comprehensive income	$11,334	$21,104

13.    Contingent Matters

      The Company is subject to various unresolved legal actions that arise in the ordinary course of its business.  The most significant of such actions relates to product liability, which is generally covered by insurance after various self-insured retention (“SIR”) amounts.  While amounts claimed might be substantial and the liability with respect to such litigation cannot be determined at this time, the Company believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, the ultimate resolution cannot be determined at this time.

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

      At September 30, 2008, the Company has an environmental reserve in the amount of $1,631,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a current reserve balance of $165,000.  The Company has a reserve of $278,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.    Certain other assets of the Company contain asbestos that may have to be over time future.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company’s pension expense was not material for the nine months ended September 30, 2008 or 2007.

      The Company contributed $497,000 and $1,003,000 to the Plan for the nine month period ended September 30, 2008 and the year ended December 31, 2007.  The Company is not required to make additional contributions in the fourth quarter of 2008.

15.  Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  During 2007, an “unrecognized tax position” was resolved in the Company’s benefit as a result of an IRS audit and the liability was reduced by $167,000 and the Company recorded an “unrecognized tax position” during the year of $125,000 including penalty and interest of $16,000.  The balance at September 30, 2008 was $337,000.  The impact to the Interim Consolidated Statements of Income was zero in the third quarter of 2008 and 2007.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(As Percentages of Net Sales)	2008	2007	2008	2007
North American
Industrial	43.6%	48.3%	46.0%	49.3%
Agricultural	19.9%	24.8%	21.8%	24.0%
European	36.5%	26.9%	32.2%	26.7%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2008	2007	2008	2007

Gross margin	19.9%	20.9%	19.6%	19.6%
Income from operations	5.3%	6.1%	5.2%	4.9%
Income before income taxes	4.5%	5.0%	4.5%	3.6%
Net income	3.0%	3.3%	3.0%	2.4%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first nine months of 2008 the Company’s net income increased compared to the first nine months of 2007 primarily due to steady markets during the first half of the year and the benefits from efficiency initiatives we began in 2006.  The acquisitions of both Henke and Rivard have been accretive to the Company’s net income for 2008.  Industrial Division sales without the Henke acquisition were up 6% during the first nine months of 2008 mainly from increased excavator and vacuum truck business which more than offset lower sweeper sales.  Sales in the Agricultural Division at the start of the year initially reflected strong market conditions but have since shown some softening during the third quarter of 2008 due to the weakness in the economy and reduced prices for agricultural commodities.  Delays in obtaining key components from outside suppliers have also led to continued late deliveries.  European sales revenues improved over 2007 primarily due to export sales outside its principal markets and the acquisition of Rivard.

      While our outlook remains positive, we are concerned that our markets could be negatively affected by a variety of factors such as the downturn in the overall economy; inflation particularly with raw materials such as steel and energy costs which while coming down, are still above historical levels; increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; credit availability; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; and budget constraints or revenue shortfalls in governmental entities to which the Company sells its products.  These and other factors can affect our future business.

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

      Net sales for the third quarter of 2008 were $148,707,000, an increase of $22,751,000 or 18.1% compared to $125,956,000 for the third quarter of 2007.  The increase was primarily attributable to the acquisition of Rivard in the amount of $17,415,000 and a continued steady demand in nearly all segments of the Company’s business.

Net North American Industrial sales increased during the third quarter by $3,941,000 or 6.5% to $64,803,000 for 2008 compared to $60,862,000 during the same period in 2007. The majority of the increase came from excavator and vacuum truck business.  Sweeper sales continue to be weak, particularly in the parking lot contractor sector.

Net North American Agricultural sales were $29,555,000 in 2008 compared to $31,210,000 for the same period in 2007, a decrease of $1,655,000 or 5.3%.  The decrease was the result of supply issues that delayed deliveries of key components which led to late shipments.  We also saw some softness in market conditions due to lower agricultural commodity prices, credit availability and overall economic weakness.

Net European Sales for the third quarter of 2008 were $54,349,000, an increase of $20,465,000 or 60.4% compared to $33,884,000 during the third quarter of 2007.  The majority of the increase was primarily due to the acquisition of Rivard and continued improvement in export sales.

      Gross profit for the third quarter of 2008 was $29,610,000 (19.9% of net sales) compared to $26,382,000 (20.9% of net sales) during the same period in 2007, an increase of $3,228,000.  Rivard contributed gross profit of $3,473,000 for the three months ended September 30, 2008.  Offsetting the impact of the Rivard acquisition were a small decrease in gross profits due to increases in steel, steel products and energy prices which, while softening, continue to be above historical levels.

      Selling, general and administrative expense (“SG&A”) was $21,795,000 (14.7% of net sales) during the third quarter of 2008 compared to $18,716,000 (14.9% of net sales) during the same period of 2007, an increase of $3,079,000.  The increase in SG&A was primarily from the addition of Rivard in the amount of $2,212,000.

      Interest expense was $2,024,000 for the third quarter of 2008 compared to $2,025,000 during the same period in 2007, a decrease of $1,000.

      Other income (expense) was $222,000 of income during the third quarter of 2008 compared to $235,000 of income in the third quarter of 2007.  The gains in both 2008 and 2007 are entirely from changes in exchange rates.

      Provision for income taxes was $2,251,000 (33.6% of income before taxes) for the third quarter of 2008 compared to $2,074,000 (33.0% of income before taxes) in the third quarter of 2007.

      The Company’s net income after tax was $4,453,000 or $.45 per share on a diluted basis for the third quarter of 2008 compared to $4,216,000 or $.42 per share on a diluted basis for the third quarter of 2007.  The increase of $237,000 resulted from the factors described above.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

      Net sales for the first nine months of 2008 were $434,648,000, an increase of $56,559,000 or 15.0% compared to $378,089,000 for the first nine months of 2007.  The increase was primarily attributable to the acquisitions of Rivard and Henke in the amount of $25,992,000, and continued steady demand for our products in most of the Company’s segments

Net North American Industrial sales increased during the first nine months by $13,356,000 or 7.2% to $199,866,000 for 2008 compared to $186,510,000 during the same period in 2007. The increase was due from higher sales in the excavator and vacuum truck business along with the acquisition of Henke in the amount of $1,662,000.  Negatively impacting this segment were soft conditions in the sweeper market, specifically the parking lot contractor business.

Net North American Agricultural sales were $94,826,000 in 2008 compared to $90,521,000 for the same period in 2007, an increase of $4,305,000 or 4.8%.  The increase was mainly due to steady market conditions, specifically mowing and front-end loader equipment.  During the third quarter of 2008, this division experienced delays in deliveries of key components from suppliers which prevented us from meeting commitments to our customers in a timely fashion.

Net European Sales for the first nine months of 2008 were $139,956,000, an increase of $38,898,000 or 38.5% compared to $101,058,000 during the same period of 2007.  The increase was primarily due to the Rivard acquisition in the amount of $24,330,000, and to a lesser extent higher export sales outside our core markets, along with improved agricultural market conditions in the first half of 2008.

      Gross profit for the first nine months of 2008 was $85,095,000 (19.6% of net sales) compared to $74,293,000 (19.6% of net sales) during the same period in 2007, an increase of $10,802,000. The increase was mainly due to improved market conditions in all three of the Company’s segments along with the acquisitions of Henke and Rivard.  Negatively affecting the Company’s gross margin were higher steel, steel products and energy prices.

      Selling, general and administrative expense (“SG&A”) were $62,518,000 (14.4% of net sales) during the first nine months of 2008 compared to $55,929,000 (14.8% of net sales) during the same period of 2007, an increase of $6,589,000.  The increase in SG&A for the first nine months of 2008 primarily came from the additions of Henke and Rivard in the amount of $3,362,000 along with increased sales commissions from higher sales.

      Interest expense was $5,748,000 for the first nine months of 2008 compared to $6,415,000 during the same period in 2007, a decrease of $667,000.  The decrease was due to lower interest rates in the first nine months of 2008.

      Other income (expense) was $881,000 of income during the first nine months of 2008 compared to $469,000 of income in the first nine months of 2007.  The gain in 2008 is from changes in exchange rates and the income in 2007 was a gain of $150,000 relating to a sale of the Company’s investment in a small business investment company and from exchange rate gains in the amount of $319,000.

      Provision for income taxes was $6,490,000 (33.6% of income before taxes) for the first nine months of 2008 compared to $4,381,000 (32.5% of income before taxes) in the first nine months of 2007.

      The Company’s net income after tax was $12,850,000 or $1.29 per share on a diluted basis for the first nine months of 2008 compared to $9,084,000 or $0.91 per share on a diluted basis for the first nine months of 2007.  The increase of $3,766,000 resulted from the factors described above.

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

As of September 30, 2008, the Company had working capital of $171,968,000 which represents an increase of $2,577,000 from working capital of $169,391,000 as of December 31, 2007.  The increase in working capital was primarily from higher levels of accounts receivable due to the growth in sales and the acquisition of Rivard.

Capital expenditures were $5,052,000 for the first nine months of 2008, compared to $6,733,000 during the first nine months of 2007.  Capital expenditures for 2008 are expected to be below 2007 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2007 or the nine months of 2008.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      Net cash provided by financing activities was $10,300,000 during the nine month period ending September 30, 2008, compared to $9,261,000 for the same period in 2007.  The financing activities were higher in 2008 due to increased pre-season sales and the acquisition of Rivard.

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

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility is expected to be renewed on or about October 31, 2008 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of September 30, 2008, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

As of September 30, 2008, there was $86,000,000 borrowed under the revolving credit facility.  At September 30, 2008, $878,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $38,000,000 in available borrowings.

There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of September 30, 2008, 182,000 Euros were borrowed against the French line of credit, 581,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      As of September 30, 2008, the Company is in compliance with the terms and conditions of its credit facilities.

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

      The bad debt reserve balance was $1,809,000 at September 30, 2008 and $1,922,000 at December 31, 2007.

Sales Discounts

      At September 30, 2008 the Company had $6,160,000 in reserves for sales discounts compared to $6,338,000 at December 31, 2007 on products shipped to our customers under various promotional programs.  The decrease was due primarily from lower additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2008.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,222,000 at September 30, 2008 and $8,526,000 at December 31, 2007 in reserve to cover obsolescence and slow moving inventory.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

Warranty reserve, as a percent of sales, is calculated by taking at the current twelve months of expenses and prorating that based on twelve months of sales with a nine month lag period.  The Company’s historical experience is that a customer takes approximately ninety days to nine months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The current warranty reserve balance was $5,562,000 at September 30, 2008 and $4,865,000 at December 31, 2007.  The majority of the increase came from the acquisition of Rivard.  The Company has a long-term liability for extended warranty policies sold to customers in the amount of $330,000 at September 30, 2008 and $218,000 at December 31, 2007 existed relating to some of our industrial product lines with a life expectancy of 1 to 5 years.

Product Liability

At September 30, 2008 the Company had accrued $135,000 in reserves for product liability cases compared to $200,000 at December 31, 2007.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2008, the self insured retention (S.I.R.) for U.S. product liability coverage for rotary mowers was $150,000 while the S.I.R. for all other products was at $100,000 per claim.  On September 30, 2008 the Company renewed its insurance coverage and the S.I.R. for rotary mowers was reduced from $150,000 to $100,000.  The S.I.R. for all other products remained at $100,000.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company at the present include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts and floods which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of nine months.  As of September 30, 2008, the Company had $2,493,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $374,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,769,000 for the period ending September 30, 2008.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,959,000 for the period ended September 30, 2007.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2008 was a loss of $11,713,000.  On September 30, 2008, the British pound closed at .5625 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7104 relative to 1.00 U.S. dollar.  At December 31, 2007 the British pound closed at .5033 relative to 1.00 U.S. dollar and the Euro dollar closed at .6850 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2007, the British pound closed at .4887 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7013 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2008 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1,290,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

November 5, 2008 – Press Release announcing third quarter fiscal 2008 earnings

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

