Form 10-K
period 2008-12-31
ALAMO GROUP INC
filed 2009-03-11
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Yes [X]  No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [    ]

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2. of the Exchange Act

        Large accelerated filer   [  ]                                                        Accelerated filer                          [X]

        Non-accelerated filer     [  ]                                                       Smaller reporting company           [  ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2008 (based upon the last reported sale price of $20.59 per share) was approximately $133,764,912 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 27, 2009 was 9,951,254 shares.

        Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2009 Annual Meeting of Stockholders to be held on May 7, 2009, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture, distribution and service of high quality equipment for right-of-way maintenance and agriculture. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve, a meaningful share of their niche markets. The Company has 2,460 employees and operates a total of seventeen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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

      The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. (“Rhino”), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction.  The addition of M&W Gear Company (“M&W”) in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment, which complements the Rhino distribution network.  M&W has been integrated into the agricultural marketing group, utilizing the same sales force to cross sell Rhino and M&W products.

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

      In early 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”). Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors. The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.  In 2004, the Company purchased the pothole patcher from Wildcat Manufacturing, Inc. The product line was merged into the Schwarze operation and is complementary to its current product offerings.

      In 2000, the Company purchased the product line and associated assets of Twose of Tiverton Ltd. (“Twose”) in the U.K. and incorporated its production into the existing facilities at McConnel and Bomford while maintaining its own sales force and dealer distribution network. Twose was a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, which strengthened the Company’s market leadership position in the U.K.

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

      On May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”). This includes the product lines, inventory and certain other assets that relate to this business. The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio, and the sweeper line was merged into the Schwarze product line in Huntsville, Alabama.

      On July 14, 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC, (“Nite-Hawk”) a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which will expand its presence in that market and complement its Schwarze sweeper line.

      On March 6, 2007 the Company purchased Henke Manufacturing Corporation, (“Henke”) a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users.

      On May 30, 2008 the Company acquired Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The acquisition broadens the Company’s product offering to its customers in Europe and other markets we serve.

Marketing and Marketing Strategy

      The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its niche product offerings. The Company’s products are sold through the Company’s various marketing organizations, and extensive, world-wide dealer distribution networks under the Alamo Industrial®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Henke®, Rhino®, M&W®, Fuerst®, SMC™, Herschel™, Valu-Bilt®, Schulte®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™, Rivard®,  trademarks as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial

      Alamo Industrial equipment is principally sold to governmental end-users, related independent contractors and, to a lesser extent, utility and other right-of-way maintenance operators, and other applications. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

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

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with high-efficiency environmental sweepers, pothole patchers and replacement parts. Schwarze primarily sells its products to governmental agencies and independent contractors.  A portion of Schwarze’s sales include chassis which are not manufactured by Schwarze.  The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

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

      VacAll produces catch basin cleaners and roadway debris vacuum systems. These units are powerful and versatile with uses including, but not limited to, removal of wet and dry leaves, spill elimination and cleaning of sludge beds. VacAll also offers a line of sewer cleaners. VacAll products are sold through dealers to industrial and commercial contractors as well as governmental agencies.  A portion of VacAll’s sales include chassis which are not manufactured at the Gradall facility.

      Nite-Hawk has been producing parking lot sweepers with its unique and innovative hydraulic design. By eliminating the auxiliary engine, Nite-Hawk sweepers have proven to be fuel efficient, environmentally conscious, and cost effective to operate. Nite-Hawk mainly focuses on and sells direct to parking lot contractors.  A portion of Nite-Hawk’s sales are chassis which are not manufactured by Nite-Hawk.

      Henke designs and manufactures snow plows and heavy-duty snow removal equipment, hitches and attachments for trucks, loaders and graders. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

North American Agricultural

      Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Rhino equipment consists principally of a comprehensive line of tractor-powered equipment including rotary cutters, finishing mowers, flail mowers, disc mowers, front-end loaders, backhoes, posthole diggers, scraper blades and replacement parts. This equipment is primarily sold through farm equipment dealers, as well as OEMs and other Alamo Group Company distributors. A portion of the Rhino product line is also sold through McConnel’s network of agricultural dealers in the U.K.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today. The majority of the products are sold to OEMs and to a lesser extent as Rhino branded equipment.

      Herschel/Valu-Bilt aftermarket replacement parts are sold for many types of farm equipment and tractors and certain types of mowing and construction equipment. Herschel products include a wide range of cutting parts, plain and hard-faced replacement tillage tools, disc blades and fertilizer application components. Herschel replacement tools and parts are sold throughout the United States, Canada and Mexico to five major customer groups: farm equipment dealers; fleet stores; wholesale distributors; OEMs; and construction equipment dealers. Valu-Bilt complements the Herschel product lines while also expanding the Company’s offering of aftermarket agricultural parts and added catalog and internet sales direct to end-users.

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

      Twose equipment includes light-duty power arm mowers, agricultural implements and related replacement parts. Twose products are manufactured at the Company’s U.K. facilities as well as outside vendors. These products are sold through Twose’s own dealer distribution network in the U.K. and through Faucheux in France and other independent distributors in France.

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

      Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers.  Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe to governmental entities and related contractors.  They also compliment our product offerings in North America.

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 27%, 24% and 23% of the Company’s total sales for the years ended December 31, 2006, 2007 and 2008, respectively. The decrease in 2008 was mainly from changes in exchange rates in our European operations and lower sales of parts produced by Gradall for JLG Industries, the previous owner of Gradall as part of the post acquisition transaction. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

      The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2008, the Company employed 133 people in its various engineering departments, 61 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $5,443,000 in 2008, $5,185,000 in 2007 and $4,799,000 in 2006. As a percentage of sales, research and development was approximately 1.0% in 2008, 1.0% in 2007 and 1.1% in 2006, and is expected to continue at similar levels in 2009.

Seasonality

      The Company’s sales, both product and spare parts, are generally higher in the second and third quarters of the year because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-ways, construction and street and parking lot sweeping. Usage of this equipment is lower in harsh weather. We believe the acquisitions made over the last three years have somewhat softened the seasonality factor we have experienced historically, which had a higher concentration of vegetation maintenance equipment representing a larger percentage of total sales. In order to enhance efficient utilization of manpower and facilities throughout the year, the Company estimates seasonal demand months in advance, and manufacturing capacity is scheduled in anticipation of such demand. The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities. Additionally, many of the Company’s marketing departments attempt to equalize demand for its products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment or parts that are ordered under these programs.

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

Unfilled Orders

      As of December 31, 2008, the Company had unfilled customer orders of $64,071,000 compared to $82,052,000 at December 31, 2007. The 22% decrease was primarily the result of soft market conditions due to the downturn in the global economy.  Management expects that substantially all of the Company’s backlog as of December 31, 2008 will be shipped during fiscal year 2009. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for supplying more than 10% of the aggregate revenue of the Company.

Sources of Supply

      The Company, through its subsidiaries, purchases tractors, truck chassis and engines as well as steel, gearboxes, drivelines, hydraulic components and other industrial parts and supplies. A number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year. In 2007, truck chassis and industrial engines used in the Company’s products and manufactured after January 1, 2007, were required to meet Tier III federal guidelines for emission controls, which increased the cost of our units and our working capital requirements. No single supplier is responsible for supplying more than 10% of the principal raw materials used by the Company. The Company sources its purchased goods from international and domestic suppliers.

      While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gear boxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications.  During 2008 the Company was impacted by supplier issues relating to timely deliveries of hydraulic components and gearboxes. The Company continues to work with some of these vendors and has identified and is using other sources as well.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The Company amortizes approximately $99,000 annually in patents and trademarks relating to the industrial segment. The net book value of the patents and trademarks was $3,982,000 and $4,081,000 as of December 31, 2008 and 2007, respectively.

      Products manufactured by the Company are advertised and sold under numerous trademarks. Alamo Industrial®, Gradall®, VacAll™, Henke®, Rhino®, M&W®, SMC™, Fuerst®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Valu-Bilt®,  Rivard®, Rousseau™ and Spearhead™ trademarks are the primary marks for the Company’s products. The Company also owns other trademarks which it uses to a lesser extent, such as Terrain King®, Triumph®, Mott®, Turner®, and Dandl®. Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business. The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional no further action letter will be requested.

      At December 31, 2008, the Company had an environmental reserve in the amount of $1,607,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $276,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities, and product safety. A variety of state laws regulate the Company’s contractual relationships with its dealers, some of which impose restrictive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

Employees

      As of December 31, 2008, the Company employed 2,460 full-time employees. In the U.S. the Company has collective bargaining agreements at the Gradall facility which cover 241 employees and will expire in March 2010 and at the SMC facility covering 65 employees which will expire in April 2009. The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 918 employees. The Company considers its employee relations to be satisfactory.

Financial Information about Segments

      See Note 15 of the accompanying consolidated financial statements.

International Operations and Geographic Information

      See Note 16 of the accompanying consolidated financial statements.

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

The Company’s website is www.alamo-group.com. The Company makes available free of charge through its website, via a link to the SEC’s website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available through its website, via a link to the SEC’s website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others required under Section 16 of the Exchange Act.

The Company also makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format. In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Corporate Governance Policies and its Code of Conduct and Ethics for its directors, officers and employees. You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal corporate office of the Company. The telephone number is (830) 379-1480 ext. 1670. The information on the Company’s website is not incorporated by reference into this report.

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

     The documents incorporated herein and therein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking. When used by us or on our behalf, the words “will,” “estimate,” “believe,” “intend,” “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

  budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors;

  our ability to develop and manufacture new and existing products profitably;

  market acceptance of new and existing products;

  our ability to maintain good relations with our employees; and

  our ability to hire and retain quality employees.

  In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

  impact of tighter credit markets to the Company, its dealers and end users;

  changes in business and political conditions and the economy in general in both domestic and international markets;

  increase in unfunded pension plan liability due to financial market deterioration;

  price and availability of critical raw materials, particularly steel and steel products;

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

  the potential effects on the buying habits of our customers due to animal diseases outbreaks such as mad cow and epidemics;

  impairment in the carrying value of goodwill

  changes in market demand;

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

  government actions including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety; and

  amount of farm subsidies and farm payments.

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

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2009 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	56	President and Chief Executive Officer
Dan E. Malone	48	Executive Vice President and Chief Financial Officer
Robert H. George	62	Vice President, Secretary and Treasurer
Richard J. Wehrle	52	Vice President and Controller
Donald C. Duncan	57	Vice President and General Counsel
Geoffrey Davies	61	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.

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

      Donald C. Duncan has been General Counsel of the Company since January 2002 and was elected Vice President in February 2003. Prior to joining the Company, Mr. Duncan was counsel for various publicly held companies in Houston, Texas and most recently was Associate General Counsel for EGL, Inc. from 2000 to 2001 and Senior Counsel for Weatherford International Inc. from 1997 to 1999.

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

Our business depends to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

  general economic conditions;

  the price and availability of raw materials, purchased components and energy;

  budget constraints and revenue shortfalls for our governmental customers;

  changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation;

  the levels of interest rates;

  the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products and in which we don’t have a manufacturing presence;

  impact of tighter credit markets to the Company, its dealers and end users;

  impairment in the carrying value of goodwill

  increase in unfunded pension plan liability due to financial market deterioration; and

      In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

  animal disease outbreaks, epidemics and crop pests;

  weather conditions, such as droughts and floods;

  changes in farm incomes;

  cattle and agricultural commodity prices;

  changes in governmental agricultural policies and subsidies, uncertainty surrounding the new U.S. Farm Bill passed in 2008, and changing governmental regulations concerning farm programs imposed by the European Union;

  the level of worldwide farm output and demand for farm products; and

  limits on agricultural imports.

A downturn in general economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings.

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the foreign economies in which we conduct business.  Slow or negative growth rates, inflationary pressures, higher commodity costs and fuel prices, reduced credit availability or unfavorable credit terms for our dealers, and end-user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

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

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth

      Under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company reviews the goodwill of all of its reporting units for impairment. The fair value of the Company’s businesses used in the determination of goodwill impairment is computed using the expected present value of associated future cash flows. This review requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural segment in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of December 31, 2008, we had $48,107,000 of goodwill, which represents 13% of total assets.

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

In addition, we may be adversely affected if businesses that we have acquired, or that we acquire in the future, do not perform as expected. An acquired business could perform below our expectations for a number of reasons, including legislative or regulatory changes that affect the areas in which the acquired business specializes, the loss of customers and dealers, general economic factors that directly affect the acquired business, and the cultural incompatibility of its management team. Any or all of these reasons could adversely affect our business, results of operation and financial condition.

The agricultural industry and the mowing and growth maintenance industry are seasonal and are affected by the weather, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns, as do replacement parts in general. In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. We utilize a rolling twelve-month sales forecast provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities. Additionally, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods. Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales of agricultural and mowing and growth equipment products in any given period may not reflect the timing of dealer orders and retail demand.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional no further action letter will be requested.

      At December 31, 2008, the Company had an environmental reserve in the amount of $1,607,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $276,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the NYSE during 2008 has ranged from $25.98 to $10.80 per share, and during 2007 ranged from $27.00 to $16.85 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions.  Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. At December 31, 2008, 9,921,929 shares of our common stock were issued and outstanding, and there were outstanding options to purchase an additional 479,980 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 1999 Non-Qualified Stock Option Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

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

As of December 31, 2008, Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation, beneficially owned approximately 29% and four other investors beneficially own over 42%, of our outstanding common stock. As a result, either Capital Southwest or the other beneficially owned investors combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. In addition, the interests of Third Avenue Management and Capital Southwest may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties

      At December 31, 2008, the Company utilized eight principal manufacturing plants located in the United States, seven in Europe, one in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers for Rhino and M&W, Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino, and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose, and Spearhead
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEMs, SMC and Rhino
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadoires, France	12,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Warehouses & Sales	58,000	Owned	Service Parts Distribution and Sales Office
Offices	10,400	Owned	Corporate Office
Offices	5,600	Leased
Total	2,410,800

       Approximately 85% of the manufacturing, warehouse and office space is owned.  During the fourth quarter of 2006, the Company sold the majority of land and buildings in its discontinued operations in Guymon, Oklahoma and completed the final sale of the property in the first quarter of 2007. Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional no further action letter will be requested.

      At December 31, 2008, the Company had an environmental reserve in the amount of $1,607,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $276,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer   Purchases of Equity Securities

      The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 27, 2009, there were 9,951,254 shares of common stock outstanding, held by approximately 110 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 27, 2009, the closing price of the common stock on the New York Stock Exchange was $11.59 per share.

      The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2008				2007
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2008	$21.40	$17.34	$.06	March 31, 2007	$25.84	$22.76	$.06
June 30, 2008	26.46	19.27	.06	June 30, 2007	28.36	22.94	.06
September 30, 2008	23.46	15.84	.06	September 30, 2007	26.60	22.10	.06
December 31, 2008	17.22	10.69	.06	December 31, 2007	24.98	16.78	.06

      On January 5, 2009, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 3, 2009, to holders of record as of January 19, 2009. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2007 or in 2008. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

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

      The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2008, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

	12/03	12/04	12/05	12/06	12/07	12/08

Alamo Group Inc.	100.00	180.55	137.76	159.38	124.31	103.90
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

Item 6. Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Operations:
Net sales	$557,135	$504,386	$456,494	$368,110	$342,171
Income before income taxes	17,226	18,035	16,975	16,739	20,582
Net income	10,999	12,365	11,488	11,291	13,396
Percent of sales	2.0%	2.5%	2.5%	3.1%	3.9%
Earnings per share
Basic	1.12	1.26	1.18	1.16	1.38
Diluted	1.11	1.24	1.16	1.14	1.36
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	9,847	9,781	9,756	9,746	9,731
Diluted	9,950	9,953	9,925	9,908	9,864
Financial Position:
Total assets	$384,354	$350,630	$326,634	$246,216	$231,730
Short-term debt and current maturities	4,186	3,368	3,339	2,997	2,961
Long-term debt, excluding current maturities	99,884	78,527	78,526	30,912	18,428
Stockholders’ equity	$184,312	$198,698	$181,734	$163,476	$160,832

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

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales data in thousands:	2008	2007	2006

North American
Industrial	$ 254,787	$ 253,203	$ 232,462
Agricultural	120,232	117,652	106,076
European	182,116	133,531	117,956
Total net sales	$ 557,135	$ 504,386	$ 456,494

Cost and profit margins, as percentages of net sales:

Cost of sales	80.4%	80.6%	80.3%
Gross profit	19.6%	19.4%	19.7%
Selling, general and administrative expenses	14.9%	14.6%	14.6%
Income from operations	3.8%	4.7%	5.0%
Income before income taxes	3.1%	3.6%	3.7%
Net income	2.0%	2.5%	2.5%

Results of Operations

Fiscal 2008 compared to Fiscal 2007

The Company’s net sales in the fiscal year ended December 31, 2008 (“2008”) were $557,135,000, an increase of $52,749,000 or 10.5% compared to $504,386,000 for the fiscal year ended December 31, 2007 (“2007”). The increase was primarily attributable to the acquisitions of Rivard and Henke in the amount of $41,615,000, and continued demand for our products in most of the Company’s segments.  The Company’s sales during the last quarter of 2008 were negatively impacted by the decline in the worldwide economy.

North American Industrial sales (Net) were $254,787,000 in 2008 compared to 253,203,000 in 2007, a $1,584,000 or 0.6% increase. The increase came from the acquisition of Henke in the amount of $1,662,000. The Industrial segment did experience higher sales in the first half of 2008 from the excavator and vacuum truck business.  Sweeper market sales were soft throughout the year due to the weak retail market and related cut back in parking lot sweeper activity.  Also negatively impacting this segment were late deliveries of key components from suppliers.

North American Agricultural sales (Net) were $120,232,000 in 2008 compared to $117,652,000 in 2007, representing an increase of $2,580,000 or 2.2%. The increase was mainly due to steady market conditions, specifically mowing and front-end loader equipment.  During the third quarter of 2008, this division experienced delays in deliveries of key components from suppliers which prevented us from delivering to our customers in a timely fashion.  Drought conditions in the southern part of the U.S. also had a negative impact on sales during most of the year along with lower commodity prices in late 2008.

European sales (Net) increased $48,585,000 or 36.4% to $182,116,000 in 2008 compared to $133,531,000 in 2007. This increase was mainly from the acquisition of Rivard in the amount of $39,953,000, and to a lesser extent higher export sales outside our core markets, along with improved agricultural market conditions in the first half of 2008.  Sales in local currency grew 14% without the Rivard acquisition.  Negatively affected the European segment were changes in the international currency rates.

Gross Margins for 2008 were $109,414,000 (19.6% of net sales) compared to $97,711,000 (19.4% of net sales) in 2007, an increase of $11,703,000. The increase was due to the acquisitions of Rivard and Henke along with steady market conditions for the first nine months of 2008.  Negatively affecting the Company’s gross margin were higher steel, steel products and energy prices.

      Selling, general and administrative expenses (“SG&A”) were $83,059,000 (14.9% of net sales) in 2008 compared to $73,874,000 (14.6% of net sales) in 2007. The increase of $9,185,000 in SG&A in 2008 primarily came from the addition of Rivard and Henke, in the amount of $5,525,000 along with increased sales commissions from higher sales.

Goodwill impairment for 2008 was $5,010,000 compared to zero in 2007.  The Company wrote off the entire goodwill in its Agricultural Division after performing its required impairment test review.  The severe decline in market values of the Company, along with uncertainty in the economy going forward was the cause for the write-down.

      Interest expense for 2008 was $7,450,000 compared to $8,338,000 in 2007, an $888,000 or a 10.7% decrease. The decrease was due to lower interest rates in 2008.

      Other Income (expense), net was $1,513,000 of income during 2008 versus income of $813,000 in 2007. The income in 2008 was entirely from changes in exchange rates.  The income in 2007 was mainly from exchange rate gains of $703,000 and a gain of $150,000 relating to the sale of the Company’s investment in a small business investment company along with a loss on the sale of the Guymon property held for sale.

      Provision for Income Taxes was $6,227,000 (36.1% of income before income taxes) for 2008 compared to $5,670,000 (31.4% of income before income taxes) in 2007. The increase in the effective tax rate for 2008 was from increased state taxes in the United States and from the non deductable tax write off of goodwill.

      Net Income for 2008 was $10,999,000 compared to $12,365,000 in 2007 due to the factors described above.

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

North American Industrial sales (Net) were $253,203,000 in 2007 compared to $232,462,000 in 2006, a $20,741,000 or 8.9% increase. The majority of the increase came from the acquisitions of VacAll, Nite-Hawk, Henke and one month of Gradall along with higher sales of sweeper products. Increased demand for the Company’s products in this division have continued to reflect steady growth from governmental customers. Negatively impacting the year were soft conditions in the North American wheeled excavator market along with late deliveries of key components.

North American Agricultural sales (Net) were $117,652,000 in 2007 compared to $106,076,000 in 2006, representing an increase of $11,576,000 or 10.9%. The increase was mainly due to improved market conditions, specifically mowing and front-end loader equipment, which had experienced softness during the first part of 2007 due in part to farm operating costs which negatively affected farmers’ spending. Drought conditions in the southeastern part of the U.S. had a negative impact on sales during most of 2007.

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

        As of December 31, 2008, the Company had working capital of $180,341,000, which represents an increase of $10,950,000 from working capital of $169,391,000 as of December 31, 2007. The increase in working capital was primarily from higher accounts receivable due to the acquisition of Rivard and seasonality.

      Capital expenditures were $6,553,000 for 2008, compared to $10,765,000 for 2007. For 2009, capital expenditures are expected to be similar levels compared with 2008. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2007 or in 2008. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      Net cash provided by operating activities was $8,724,000 for 2008, compared to $19,192,000 for 2007. The decrease of cash from operating activities resulted primarily from the acquisition of Rivard.

      Net cash provided by financing activities was $19,550,000 for 2008, compared to net cash used of $3,101,000 for 2007. The difference was mainly from increased borrowings under the Company’s revolving line of credit due to the Rivard acquisition.

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

      On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank, as its lenders. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group. The Amendment also allows for capital expenditures not to exceed $14 million for the fiscal year ending 2006 and $10 million in the aggregate during each fiscal year thereafter.

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

      On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the obligated group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through March 31, 2009.  Beginning June 30, 2009, Rivard’s actual operating cash flow will be used in the calculation of consolidated operating flow.

      As of December 31, 2008, there was $95,000,000 borrowed under the revolving credit facility.  At December 31, 2008, $780,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $29,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed on November 10, 2008 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of December 31, 2008, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2008, 1,315,000 Euros were borrowed against the French line of credit, 1,519,000 Canadian dollars were outstanding on the Canadian line of credit and 400,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of December 31, 2008, the Company is in compliance with the terms and conditions of its credit facilities.

      On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC to register 2,300,000 shares of common stock for offer and sale by the Company from time to time in accordance with the Securities Exchange Act.  This filing had a two year life and was withdrawn on May 30, 2008, prior to its cancellation and can be reinstated if deemed appropriate by management.

      Management believes the bank credit facilities and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future.  However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity. The Company is exposed to the risk that the price of steel and fuel may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 141, "Business Combinations (Revised 2007)."  “Statement 141(R)”) 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations," (“Statement 141”) and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Statement 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under Statement 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. Statement 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement 141. Under Statement 141(R), the requirements of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met by the target in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Statement  141(R) is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

      Statement of Financial Accounting Standards No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." (“Statement 160”) amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, Statement 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Statement 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

      Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." (“Statement 161”) amends Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities," (“Statement 133”)to amend and expand the disclosure requirements of Statement 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

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

Contractual and Other Obligations

      The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2008:

	Payment due by period
Contractual Obligations
           Total

         Less than 1 Year
			1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$99,476	$2,738	$615	$95,364	$759
Capital lease obligations	4,594	1,448	2,605	477	64
Interest obligations	13,789	3,631	6,769	3,319	70
Operating lease obligations	3,993	1,732	1,905	343	13
Purchase obligations	70,834	70,834	—	—	—
Total	$192,686	$80,383	$11,894	$99,503	$906

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

(C)  Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2008 and include the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives.

(D)  Operating lease obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(E)  Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time. We expect to make a cash contribution to our pension plans in 2009.

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

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

      The allowance for doubtful accounts balance was $2,430,000 at December 31, 2008, and $1,922,000 at December 31, 2007.  The increase was mainly from U.S. operations in the agricultural division and European operations in the U.K.

Sales Discounts

      At December 31, 2008, the Company had $6,849,000 in reserves for sales discounts compared to $6,338,000 at December 31, 2007 on product shipped to our customers under various promotional programs. The increase was due primarily to higher reserves required by the Company’s agricultural division, whose program’s sales offered future discounts. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $8,978,000 at December 31, 2008 and $8,526,000 at December 31, 2007 to cover obsolete and slow moving inventory. The increase was mainly from U.S. operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

      The current liability warranty reserve balance was $5,409,000 at December 31, 2008 and $4,865,000 at December 31, 2007. A long-term warranty liability of $331,000 and $218,000 relating to Gradall excavators and Schwarze sweepers existed at December 31, 2008 and 2007 respectively, with a life range of 1 to 5 years.

Goodwill

      Under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of Statement of Financial Accounting Standards No.141, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimated the fair value of its reporting units using various valuation techniques, with one technique being a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural segment in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of December 31, 2008, we had $48,107,000 of goodwill, which represents 13% of total assets.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2008, the Company had $1,393,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $209,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At January 1, 2008, the foreign currency hedge agreements were in a unfavorable position by approximately $80,000. In accordance with the provisions of FAS 133, the net-of-tax on January 1, 2008, was a loss of $50,000 in accumulated other comprehensive income with a deferred income tax of $30,000. At December 31, 2008, the fair value of the hedge agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a loss of $77,000. Accumulated other comprehensive income was adjusted to an accumulated loss of $48,000 and the deferred income tax was adjusted to a $29,000 tax asset. As the hedge agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company has reclassified approximately $80,000 of existing losses in accumulated other comprehensive income, net of taxes, during the year ended December 31, 2008.

Exposure to Exchange Rates

      The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. At December 31, 2008, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,902,000 for the year ended December 31, 2008. Comparatively, at December 31, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,761,000 for the year ended December 31, 2007. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2008 was a loss of $18,119,000. On December 31, 2008, the British pound closed at .6853 relative to the U.S. dollar, and the Euro closed at .7159 relative to the U.S. dollar. By comparison, on December 31, 2007, the British pound closed at .5033 relative to the U.S. dollar, and the Euro closed at .6850 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2008 average interest rate under these borrowings, the Company’s 2008 interest expense would have changed by approximately $1,900,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.  However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 42 through 70 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice-President and Corporate Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1933). Based upon the evaluation, the President and Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and Vice-President, Corporate Controller (Principal Accounting Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

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

Item 9B. Other Information

      None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

      There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which appears therein under the captions “Item 1: Election of Directors,” “Information Concerning Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

      The Committee Charters, Code of Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website ( www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules either the SEC or the New York Stock Exchange (“NYSE”), on the Company’s website.

      Because Alamo Group’s common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Alamo Group of the corporate governance listing standards of the exchange. Our Chief Executive Officer made his annual certification to that effect to the NYSE on May 19, 2008. In addition, Alamo Group has filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer, Chief Financial Officer and Vice President, Controller required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Alamo Group’s public disclosure.

Item 11. Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which appears under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which appears under the caption “Beneficial Owners of Common Stock.”

Information on Alamo Group Inc.’s Equity Compensation Plans

      The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

      The numbers in the table are as of December 31, 2008, the last day of Alamo Group Inc.’s 2008 fiscal year.

Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column)

Plans approved by stockholders

First Amended and Restated 1994 Incentive Stock Option Plan	60,980	$13.65	—

First Amended and Restated 1999 Non-Qualified Stock Option Plan	226,000	$12.62	63,500

2005 Incentive Stock Option Plan	193,000	$22.58	307,000
Total	479,980		370,500

Item 13. Certain Relationships, Related Transactions and Director Independence

      There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2008. During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances at December 31, 2008 and 2007 were $363,000 and $414,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.

      Information regarding director independence is set forth under the caption “Proposal 1 – “Election of Directors” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption “Proposal 2 – Appointment of Auditors” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated February 3, 2006, between the Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed Herewith
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
10.8	—	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.9	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank.	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.10	—	Registration statement with the Securities and Exchange Commission to register 2,300,000 shares of common stock for offer and sale by Alamo Group.	Filed Form S-3, July 27, 2006
10.11		Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.12

Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase
Bank, Guaranty Bank and Rabobank

Filed Herewith
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

                                                                                                ALAMO GROUP INC.

Date:  March 10, 2009

                                                                                                By:  /s/ RONALD A. ROBINSON

Ronald A. Robinson

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on 10th day of March, 2009.

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

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rivard Developpement S.A.S. (“Rivard), which is included in the 2008 consolidated financial statements of Alamo Group Inc. and constituted $43.6 million and $22.9 million of total and net assets, respectively, and $40.0 million and $2.3 million for sales and net income, respectively, for the year then ended. Rivard was acquired by Alamo Group Inc. in 2008. Based on this assessment, the Company’s management concludes that, as of December 31, 2008, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

      Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date: March 10, 2009	/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President and
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President, Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited Alamo Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alamo Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rivard Developpement, which was acquired in 2008 and included in the 2008 consolidated financial statements of Alamo Group Inc. and subsidiaries and constituted $43.6 million and $22.9 million, of total and net assets, respectively, as of December 31, 2008 and $40.0 million and $2.3 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Alamo Group Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Rivard Developpement.

In our opinion, Alamo Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Alamo Group Inc. and subsidiaries and our report dated March 6, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

San Antonio, Texas

March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

San Antonio, Texas

March 6, 2009

Alamo Group Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,532	$4,459
Accounts receivable, net	124,197	109,260
Inventories	132,248	118,285
Deferred income taxes	2,671	2,131
Prepaid expenses	2,377	2,834
Total current assets	266,025	236,969

Property, plant and equipment	125,952	124,665
Less: Accumulated depreciation	(64,168)	(61,513)
	61,784	63,152

Goodwill	48,107	43,946
Intangible assets	3,982	4,081
Deferred income taxes	2,463	—
Assets held for sale	291	291
Other assets	1,702	2,191

Total assets	$384,354	$350,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,598	$39,248
Income taxes payable	841	2,289
Accrued liabilities	26,059	22,673
Current maturities of long-term debt and capital lease obligations	4,186	3,368
Total current liabilities	85,684	67,578

Long-term debt, net of current maturities	99,884	78,527
Accrued pension liabilities	8,682	1,040
Other long-term liabilities	5,139	4,100
Deferred income taxes	653	687
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 9,964,529 and 9,839,429 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	996	984
Additional paid-in capital	55,683	53,610
Treasury stock, at cost; 42,600 shares at December 31, 2008 and December 31, 2007	(426)	(426)
Retained earnings	132,064	123,426
Accumulated other comprehensive income (loss)	(4,005)	21,104
Total stockholders’ equity	184,312	198,698

Total liabilities and stockholders’ equity	$384,354	$350,630

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Net sales:
North American
Industrial	$254,787	$253,203	$232,462
Agricultural	120,232	117,652	106,076
European	182,116	133,531	117,956
Total net sales	557,135	504,386	456,494

Cost of sales	447,721	406,675	366,604
Gross profit	109,414	97,711	89,890

Selling, general and administrative expenses	83,059	73,874	66,858
Goodwill impairment	5,010	—	—
Income from operations	21,345	23,837	23,032

Interest expense	(7,450)	(8,338)	(6,912)
Interest income	1,818	1,723	796
Other income (expense), net	1,513	813	59
Income before income taxes	17,226	18,035	16,975

Provision for income taxes	6,227	5,670	5,487
Net income	$10,999	$12,365	$11,488

Net income per common share:
Basic	$1.12	$1.26	$1.18
Diluted	$1.11	$1.24	$1.16
Average common shares:
Basic	9,847	9,781	9,756
Diluted	9,950	9,953	9,925

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Common Stock

			Additional Paid-in	Treasury

Retained

Accumulated Other Comprehensive
							Total Stock- holders’
(in thousands)

Shares

		Amount
Capital

Stock

Earnings

Income

Equity

Balance at December 31, 2005	9,750	$979	$51,736	$(426)	$104,261	$6,926	$163,476

Net income	—	—	—	—	11,488	—	11,488
Net derivative loss, net of taxes of $2	—	—	—	—	—	28	—
Reclassification adjustment for gain included in net income, net of taxes of $8	—	—	—	—	—	5	—
						33	33
Translation adjustment	—	—	—	—	—	7,539	7,539
Total comprehensive income	—	—	—	—	—	—	19,060
Adoption of FASB Statement No. 158, net of taxes of $536	—	—	—	—	—	875	875
Stock based compensation	—	—	534	—	—	—	534
Exercise of stock options	11	1	130	—	—	—	131
Dividends paid ($.24 per share)	—	—	—	—	(2,342)	—	(2,342)
Balance at December 31, 2006	9,761	$980	$52,400	$(426)	$113,407	$15,373	$181,734

Net income	—	—	—	—	12,365	—	12,365
Net derivative loss, net of taxes of $30	—	—	—	—	—	(50)	—
Reclassification adjustment for gain included in net income, net of taxes of $18	—	—	—	—	—	(28)	—
						(78)	(78)
Translation adjustment	—	—	—	—	—	5,204	5,204
Net interest derivative loss, net of taxes $435	—	—	—	—	—	(710)	(710)
Net actuarial gains arising during period net of taxes of $806	—	—	—	—	—	1,315	1,315
Total comprehensive income	—	—	—	—	—	—	18,096
Tax effect of non-qualified stock options	—	—	98	—	—	—	98
Stock based compensation	—	—	650	—	—	—	650
Exercise of stock options	36	4	462	—	—	—	466
Dividends paid ($.24 per share)	—	—	—	—	(2,346)	—	(2,346)
Balance at December 31, 2007	9,797	$984	$53,610	$(426)	$123,426	$21,104	$198,698

Net income	—	—	—	—	10,999	—	10,999
Net derivative loss, net of taxes of $29	—	—	—	—	—	(48)	—
Reclassification adjustment for gain included in net income, net of taxes of $30	—	—	—	—	—	50	—
						2	2
Translation adjustment	—	—	—	—	—	(18,121)	(18,121)
Net interest derivative loss, net of taxes $492	—	—	—	—	—	(802)	(802)
Net actuarial loss arising during period net of taxes of $2,243	—	—	—	—	—	(6,188)	(6,188)
Total comprehensive (loss)	—	—	—	—	—	—	(14,110)
Tax effect of non-qualified stock options	—	—	361	—	—	—	361
Stock based compensation	—	—	563	—	—	—	563
Exercise of stock options	125	12	1,149	—	—	—	1,161
Dividends paid ($.24 per share)	—	—	—	—	(2,361)	—	(2,361)
Balance at December 31, 2008	9,922	$996	$55,683	$(426)	$132,064	$(4,005)	$184,312

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006
Operating Activities
Net income	$10,999	$12,365	$11,488
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	1,043	454	538
Depreciation	9,261	8,912	9,036
Amortization	99	106	162
Goodwill impairment charge	5,010	—	—
Stock-based compensation expense	563	650	534
Excess tax benefits from stock-based payment arrangements	(52)	(84)	(180)
Provision for deferred income tax expense (benefit)	89	647	1,279
Gain on sale of equipment	(102)	(16)	(450)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,295)	(8,206)	(1,917)
Inventories	(6,694)	1,922	(11,727)
Prepaid expenses and other	(588)	(1,971)	1,415
Trade accounts payable and accrued liabilities	5,004	1,235	(2,691)
Income taxes payable	(217)	3,607	(2,277)
Other assets and liabilities, net	(1,396)	(429)	358
Net cash provided by operating activities	8,724	19,192	4,568

Investing Activities
Acquisitions, net of cash acquired	(21,349)	(3,464)	(45,079)
Purchase of property, plant and equipment	(6,553)	(10,765)	(12,065)
Proceeds from sale of property, plant and equipment	213	360	1,673
Proceeds of long-term investment	—	—	352
Net cash used in investing activities	(27,689)	(13,869)	(55,119)

Financing Activities
Net change in bank revolving credit facility	20,000	—	48,000
Principal payments on long-term debt and capital leases	(1,604)	(1,595)	(610)
Proceeds from issuance of long term debt	1,941	192	—
Dividends paid	(2,361)	(2,346)	(2,342)
Proceeds from sale of common stock	1,522	564	131
Excess tax benefits from stock-based payment arrangements	52	84	180
Net cash provided by (used in) financing activities	19,550	(3,101)	45,359

Effect of exchange rate changes on cash	(512)	68	288
Net change in cash and cash equivalents	73	2,290	(4,904)
Cash and cash equivalents at beginning of the year	4,459	2,169	7,073
Cash and cash equivalents at end of the year	$4,532	$4,459	$2,169

Cash paid during the year for:
Interest	$7,579	$8,997	$6,385
Income taxes	6,591	3,602	6,940

See accompanying notes.

Alamo Group Inc.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality equipment for right-of-way maintenance and agriculture. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, excavators, street sweepers, agricultural implements and related aftermarket parts and services.

      The Company manages its business in three principal reporting segments: Agricultural, Industrial and European, which are discussed in Footnotes 15 and 16.

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. Other investments are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Judgments related to asset impairment and certain reserves are particularly subject to change.  Actual results could differ from those estimates.

Foreign Currency

      The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity.

      The Company enters into foreign currency forward contracts to hedge its exposure to material foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 2008, the Company had $1,393,000 in outstanding forward exchange contracts related to sales. The maximum exposure of the December 31, 2008 contracts that the Company expects to incur during the first quarter of 2009 is approximately a $48,000 loss, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2008, 2007 and 2006, such transactions netted a gain of $1,513,000, a gain of $703,000, and a loss of $55,000, respectively.

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

Goodwill

      Under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of Statement of Financial Accounting Standards No.141, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimated the fair value of its reporting units using various valuation techniques, with one technique being a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural reporting unit in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of December 31, 2008, we had $48,107,000 of goodwill, which represents 13% of total assets.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

      The Company’s definite-lived intangible assets consist primarily of patents and trademarks. The gross carrying value of definite-lived intangible assets was $1,391,000 at December 31, 2008 and 2007. Accumulated amortization of definite-lived intangible assets was $1,009,000 and $910,000 at December 31, 2008 and 2007, respectively. Amortization expense of definite-lived intangible assets was $99,000 in 2008, $104,000 in 2007, and $104,000 in 2006. Annual amortization expense is expected to be $79,000 in 2009, 2010, 2011, 2012 and $45,000 in 2013.

      Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trademark valued at $3,600,000 at December 31, 2008 and 2007.

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

The Gradall Company Employee’s Retirement Plan covers approximately 220 former employees and 120 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Related Party Transactions

      There were no reportable relationships or related party transactions for the years ended December 31, 2008 and 2007. During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance at December 31, 2008 and 2007 was $363,000 and $414,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

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

      The book value of capitalized software net of depreciation is approximately $1,911,000 and $2,366,000 at December 31, 2008 and December 31, 2007, respectively. Software depreciation expense was $992,000, $982,000 and $879,000 in 2008, 2007 and 2006, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

      The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2008, 2007 and 2006 was approximately $5,735,000, $4,871,000 and $4,138,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

      Product development and engineering costs charged to SG&A amounted to $5,443,000, $5,185,000, and $4,799,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) at January 1, 2008, the Company recognized a liability of approximately $337,000 for “unrecognized tax positions.  During 2008, an “unrecognized tax position” was reduced by $90,000.  Additionally, the Company recorded an additional “unrecognized tax position” of $218,000.

At December 31, 2008, the Company has established a valuation allowance of $2.4 million against its deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance was $2.4 million and none for the years ended December 31, 2008 and 2007, respectively.  The increase in deferred tax asset resulted from an increase in pension plan liability required by FAS 158.  The offset to the deferred tax asset valuation was to Accumulated other comprehensive income.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary timing differences.  Accordingly, we believe that no additional valuation allowances are necessary.

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

      The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”).  The fair value of the options are estimated using a Black-Scholes option-pricing model and are amortized to expense over the options’ vesting period.  Prior to adoption of Statement 123(R) on January 1, 2006, the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”).  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

      The Company’s stock-based compensation expense was $563,000 and $650,000 for the year ended December 31, 2008 and 2007, respectively.

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

      For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  The Company calculated the fair value for these options using a Black-Scholes option-pricing model with the following weight average assumptions for 2008, 2007, and 2006:

	December 31,
	2008	2007	2006

Risk-free interest rate	3.13%	5.00%	4.79%
Dividend Yield	1.20%	0.96%	1.07%
Volatility Factors	43.6%	34.5%	34.5%
Weighted Average Expected Life	9.0 years	5.0 years	5.0 years

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 141, "Business Combinations (Revised 2007)."  “Statement 141(R)”) 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations," (“Statement 141”) and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Statement 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under Statement 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. Statement 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement 141. Under Statement 141(R), the requirements of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met by the target in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Statement  141(R) is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

      Statement of Financial Accounting Standards No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." (“Statement 160”) amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, Statement 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Statement 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

      Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." (“Statement 161”) amends Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities," (“Statement 133”)to amend and expand the disclosure requirements of Statement 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

2. EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2008	2007	2006

Net income	$10,999	$12,365	$11,488

Average common shares:
Basic (weighted-average outstanding shares)	9,847	9,781	9,756

Dilutive potential common shares from stock options	103	172	169
Diluted (weighted-average outstanding shares)	9,950	9,953	9,925

Basic earnings per share	$1.12	$1.26	$1.18

Diluted earnings per share	$1.11	$1.24	$1.16

      Stock options totaling 188,523 shares in 2008, 56,988 shares in 2007 and 8,745 shares in 2006 were not included in the average diluted earnings per share calculation as the exercise price was above the market price at certain times during 2008, 2007 and 2006, which made them antidilutive.

3. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2008
Allowance for doubtful accounts	$1,922	$948	$18	$(458)	$2,430
Reserve for sales discounts	6,338	36,311	(16)	(35,784)	6,849
Reserve for inventory obsolescence	8,526	570	452	(570)	8,978
2007
Allowance for doubtful accounts	$1,889	$470	$70	$(507)	$1,922
Reserve for sales discounts	6,849	30,385	1	(30,897)	6,338
Reserve for inventory obsolescence	7,594	1,157	170	(395)	8,526
2006
Allowance for doubtful accounts	$2,064	$538	$147	$(860)	$1,889
Reserve for sales discounts	7,533	19,578	16	(20,278)	6,849
Reserve for inventory obsolescence	5,472	1,348	1,881	(1,107)	7,594

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

      The Company evaluates all aged receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

      The allowance for doubtful accounts balance was $2,430,000 at December 31, 2008, and $1,922,000 at December 31, 2007.  The increase was mainly from U.S. operations in the agricultural division and European operations in the U.K.

Sales Discounts

      At December 31, 2008, the Company had $6,849,000 in reserves for sales discounts compared to $6,338,000 at December 31, 2007 on product shipped to our customers under various promotional programs. The increase was due primarily to higher reserves required by the Company’s agricultural division, whose program’s sales offered future discounts. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $8,978,000 at December 31, 2008 and $8,526,000 at December 31, 2007 to cover obsolete and slow moving inventory. The increase was mainly from U.S. operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information when available to support its reserve. The Company does not adjust the reserve balance until the inventory is sold.

4. INVENTORIES

      Inventories valued at LIFO represented 57% and 58% of total inventory for the years ended December 31, 2008 and 2007, respectively. The excess of current costs over LIFO-valued inventories was $12,791,000 and $9,062,000 at December 31, 2008 and December 31, 2007, respectively. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2008, 2007 and 2006 was an increase to cost of sales of $3,729,000, $413,000 and $737,000, respectively. Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2008	2007
Finished goods and parts	$104,819	$96,464
Work in process	16,247	14,755
Raw materials	11,182	7,066
	$132,248	$118,285

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2008	2007	Useful Lives
Land	$8,572	$9,355
Buildings and improvements	52,261	50,283	10-20 yrs.
Machinery and equipment	47,304	46,607	3-15 yrs.
Office furniture and equipment	5,340	5,930	3-7 yrs.
Computer Software	8,785	8,647	2-7 yrs.
Transportation equipment	3,690	3,843	3 yrs.
	125,952	124,665

Accumulated depreciation	(64,168)	(61,513)
	$61,784	$63,152

      Property, plant and equipment at December 31, 2008 and December 31, 2007 include $18,037,000 and $11,227,000, respectively, for items listed above that are held under capital leases. Accumulated depreciation relating to the capital leases at December 31, 2008 and 2007 was $6,335,000 and $2,187,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

      The Company performed its annual impairment test as of December 31, 2008. The estimated fair value of the Company’s Agricultural Division reporting unit was below its carrying value, which resulted in the Company recognizing a non cash impairment charge of $5,010,000 to reduce goodwill. The decline in U.S. market conditions had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow analysis.

      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006, 2007 and 2008 are as follows:

(in thousands)
Balance at January 1, 2006	$26,416
Acquisitions (Gradall, Nite-Hawk)	14,776
Translation adjustment	1,144
Goodwill impairment	—

Balance at December 31, 2006	$42,336
Acquisition (Henke)	—
Translation adjustment	1,610
Goodwill impairment	—

Balance at December 31, 2007	$43,946
Acquisition (Rivard)	12,787
Translation adjustment	(3,616)
Goodwill impairment	(5,010)

Balance at December 31, 2008	$48,107

      This review required the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates.  The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty.  The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable.  However, different assumptions could materially affect the estimated fair value.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2008	2007
Salaries, wages and bonuses	$9,311	$8,707
Warranty	5,409	4,865
State taxes	5,599	4,016
Retirement	2,373	1,258
Accrued interest	521	717
Other	2,846	3,110
	$26,059	$22,673

8. LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2008	2007
Bank revolving credit facility	$95,000	$75,000
Capital lease obligations	4,594	4,071
Other notes payable	4,476	2,824
Total debt	104,070	81,895
Less current maturities	4,186	3,368
Total long-term debt	$99,884	$78,527

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

      On March 30, 2006 the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank, as its lenders. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group. The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.

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

      On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the obligated group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through March 31, 2009.  Beginning June 30, 2009, Rivard’s actual operating cash flow will be used in the calculation of consolidated operating flow.

      As of December 31, 2008, there was $95,000,000 borrowed under the revolving credit facility.  At December 31, 2008, $780,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $29,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed on November 10, 2008 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of December 31, 2008, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2008, 1,315,000 Euros were borrowed against the French line of credit, 1,519,000 Canadian dollars were outstanding on the Canadian line of credit and 400,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

As of December 31, 2008, the Company is in compliance with the terms and conditions of its credit facilities.

      The aggregate maturities of long-term debt, as of December 31, 2008, are as follows: $4,186,000 in 2009; $1,799,000 in 2010; $1,422,000 in 2011; $95,429,000 in 2012; and $411,000 in 2013 and $823,000 thereafter.

      The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

9. DERIVATIVES AND HEDGING

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of December 31, 2008, the Company had $95 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at December 31, 2008, was a $2,439,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At December 31, 2008, ineffectiveness related to the interest rate swap agreements was not material.

10. FAIR VALUE MEASUREMENTS

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $2,439,000.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $3,173,000.

11. INCOME TAXES

      U.S. and non-U.S. income before income taxes is as follows:

	December 31,
(in thousands)	2008	2007	2006
Income before income taxes:
North American – U.S.	$2,176	$4,023	$6,838
International	15,050	14,012	10,137
	$17,226	$18,035	$16,975

      The provision for income taxes consists of:

	December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$891	$943	$927
Foreign	4,789	3,703	3,005
State	458	377	276
	6,138	5,023	4,208
Deferred:
Federal	(242)	414	1,116
Foreign	331	233	163
	89	647	1,279
Total income taxes	$6,227	$5,670	$5,487

      Reconciliation of the statutory U.S. federal rate to actual tax rate is as follows:

	December 31,
(in thousands)	2008	2007	2006
Statutory U.S. federal tax at 34%	$5,857	$6,132	$5,771
Increase (reduction) from:
Non-U.S. taxes	3	(827)	(279)
U.S. State taxes	324	247	182
Other	43	118	(187)
Provision for income taxes	$6,227	$5,670	$5,487
Actual tax rate	36%	31%	32%

      At December 31, 2008, the Company had undistributed earnings of international subsidiaries of $79,048,000. These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

       The components of deferred tax assets and liabilities included in the balance sheets are as follows:

	December 31,
(in thousands)	2008	2007
Current:
Deferred tax assets:
Inventory	$1,062	$649
Accounts receivable	281	210
Insurance	333	353
Other	1,536	1,848
	3,212	3,060

Deferred tax liabilities	(541)	(929)

Net current deferred tax asset	$2,671	$2,131
Non-Current:
Deferred tax assets:
Deferred compensation	$138	$19
Pension	4,717	395
Foreign net operating loss	2,373	3,094
Valuation allowance	(4,773)	(3,094)
Other	8	13
	2,463	427

Deferred tax liabilities:
Difference between book and tax basis	(653)	(1,114)

Net non-current tax asset (liability)	$1,810	$(687)

At December 31, 2008, the Company has established a valuation allowance against its deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance was $2.4 million and none for the years ended December 31, 2008 and 2007, respectively.  The increase in deferred tax asset resulted from an increase in pension plan liability as required by FAS 158 creating a deferred tax asset of $3.2 million.  The offset to the deferred tax asset valuation was to Accumulated other comprehensive income.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary timing differences.  Accordingly, we believe that no additional valuation allowances are necessary.

A foreign subsidiary of the Company has a net operating loss (“NOL”) carry-forward of 2.4 million in 2008 and 3.1 million in 2007 to be used in subsequent periods.  The NOL carry-forward is offset by a valuation allowance.  The Company utilized $957,000 and $843,000 against current income in 2008 and 2007, respectively.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000. During 2007, an “unrecognized tax position” was resolved in the Company’s benefit as a result of an IRS audit and the liability was reduced by $167,000 additionally, the Company recorded an “unrecognized tax position” of $125,000.

In 2008, an “unrecognized tax position” was reduced by $90,000.  Additionally, the Company recorded an “unrecognized tax position” during the year of $218,000.

(in thousands)	Liability for Unrecognized Tax Benefits
Balance January 1, 2007	$379,000
Reduction for tax position of prior year	(167,000)
Addition for tax position related to current year	125,000
Balance December 31, 2007	$337,000

(in thousands)
Balance January 1, 2008	$337,000
Reduction for tax position of prior year	(90,000)
Addition for tax position related to current year	218,000
Balance December 31, 2008	$465,000

      The Federal income tax returns for 2004 through 2006 were examined by the Internal Revenue Service and resulted in a net refund for these years. The Company’s income tax years 2004 through 2007 remain open to examination by state tax jurisdictions.

12. COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2007 or 2008. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2008, the Company declared and paid a dividend of $.06 per share.

13.   STOCK OPTIONS

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

      On February 12, 2003, the Board of Directors approved an administrative amendment to the 1994 ISO Plan. The amendment eliminates the mandatory minimum annual purchase requirement and eliminates the one month window to purchase vested options for any new option grants after February 12, 2003. There are 60,980 shares outstanding under this option plan. No further option grants can be made under this plan.

      On May 3, 2005, the stockholders of the Company approved the 2005 ISO Plan and the Company reserved 500,000 shares of common stock for these options. During the years ended December 31, 2008, 2007 and 2006, options to purchase 39,000 shares, 74,000 shares and 31,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2008		2007		2006
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	277,080	$ 18.26	211,400	$ 15.63	188,750	$ 14.37
Granted	39,000	22.55	74,000	24.83	31,000	22.39
Exercised	(49,100)	9.76	(8,320)	9.71	(5,350)	9.30
Cancelled	(13,000)	20.71	—	—	(3,000)	17.85
Options outstanding at end of year	253,980	20.44	277,080	18.26	211,400	15.63
Options exercisable at end of year	118,180	$ 17.55	124,680	$ 13.72	99,200	$ 12.15
Options available for grant at end of year	307,000		338,000		412,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2008 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$12.10 - $17.85	60,980	5.14	$ 13.65	57,980	$ 13.44
$19.79 - $25.18	193,000	8.44	22.58	60,200	21.51
Total	253,980			118,180

*Weighted Averages

The weighted average grant date fair value of options granted during 2008, 2007, and 2006 were $22.55, $24.83 and $22.39, respectively. As of December 31, 2008 there was $979,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans. That cost is expected to recognize over a period of five years.

Non-qualified Options

      On July 7, 1999, the Company granted options to purchase 200,000 shares of the Company’s Common Stock under the 1999 Non-Qualified Stock Option Plan to Mr. Robinson, CEO and President, at an exercise price of $8.9375 per share, being the closing price of the Company’s Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year. During 2008 there were 75,000 shares exercised. No options were exercised from 2000 and 2007.

      On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan (“FAR 1999 NQSO Plan”) to add non-employee directors as eligible persons to receive grants of stock options. The Company then granted options to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs, and Thomas, at an exercise price of $13.96 per share, being the closing price of the Company’s Common Stock on the grant date. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2002, 2005, 2006, and 2007, 500 shares, 1,000 shares, 5,000 shares and 11,000 shares were exercised, respectively. No options were exercised in 2003, 2004 or 2008.

      On May 12, 2003, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, and 50,000 shares to Mr. Robinson at an exercise price of $12.10 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2006, 2007 and 2008, 1,000 shares, 11,000 shares and 1,000 shares were exercised, respectively.  No options were exercised in 2004 or 2005.

      On May 4, 2005, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2006 and 2008 no options were exercised. During 2007, 5,000 of these shares were exercised.

      On August 8, 2006, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company’s Common Stock to Mr. Grzelak, at an exercise price of $25.02 per share, being the closing price of the Company’s Common Stock on the grant date. The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2008 and 2007 no options were exercised.

      On May 7, 2007, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2008 no options were exercised.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2008		2007		2006
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	302,000	$ 11.71	305,000	$ 10.72	308,500	$ 10.66
Granted	—	—	30,000	25.18	2,500	25.02
Exercised	(76,000)	8.98	(27,000)	14.28	(6,000)	13.65
Cancelled	—	—	(6,000)	17.23	—	—
Options outstanding at end of year	226,000	12.62	302,000	11.71	305,000	10.72
Options exercisable at end of year	194,500	$ 10.76	248,000	$ 9.66	258,500	$ 9.87
Options available for grant at end of year	63,500		63,500		87,500

*Weighted Averages

      Options outstanding and exercisable at December 31, 2008 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	180,000	2.22	$ 9.90	180,000	$ 9.90
$13.96 - $19.79	13,500	6.26	18.71	7,500	17.85
$25.02 - $25.18	32,500	8.92	$25.17	7,000	$25.16
Total	226,000			194,500

*Weighted Averages

There were no options granted in 2008; the weighted average grant date fair value of options granted during 2007 and 2006 were $25.18 and $25.02, respectively. As of December 31, 2008 there was $222,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2008, 2007 and 2006, 76,000, 27,000, and 6,000 non-qualified options, respectively, were exercised, $682,413, $385,610 and $81,900 of cash receipts were received, respectively, and tax deductions of $951,000, $294,000 and $59,000 were realized, respectively, for the tax deductions from option exercises.

14. RETIREMENT BENEFIT PLANS

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

The Gradall Company Employees’ Retirement Plan covers approximately 220 former employees and 120 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year ended December 31, 2008
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$7,556	$13,128	$20,684
Service cost	8	4	12
Interest cost	492	830	1,322
Liability actuarial (gain)/loss	1,398	834	2,232
Benefits paid	(606)	(541)	(1,147)
Benefit obligation at end of year	8,848	14,255	23,103

Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,272	12,372	19,644
Return on plan assets	(1,706)	(2,867)	(4,573)
Employer contributions	—	497	497
Benefits paid	(606)	(541)	(1,147)
Fair value of plan assets at end of year	4,960	9,460	14,421

Underfunded status – December 31, 2008	$(3,888)	$(4,794)	$(8,682)

Accumulated benefit obligation – December 31, 2008	$8,848	$14,255	$23,103

	Year ended December 31, 2007
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$8,835	$13,687	$22,522
Service cost	10	5	15
Interest cost	489	800	1,289
Liability actuarial (gain)/loss	(1,187)	(826)	(2,013)
Benefits paid	(591)	(538)	(1,129)
Benefit obligation at end of year	7,556	13,128	20,684

Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,281	10,971	18,252
Return on plan assets	582	936	1,518
Employer contributions	—	1,003	1,003
Benefits paid	(591)	(538)	(1,129)
Fair value of plan assets at end of year	7,272	12,372	19,644

Underfunded status – December 31, 2007	$(284)	$(756)	$(1,040)

Accumulated benefit obligation – December 31, 2007	$7,556	$13,128	$20,684

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

      The underfunded status of the plan of $8,682,000 and $1,040,000 at December 31, 2008 and 2007, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

      The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

      In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2008	2007	2008	2007
Discount rate	6.15%	6.20%	6.14%	6.30%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2008	2007	2008	2007
Discount rate	6.20%	5.79%	6.30%	5.86%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

      The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year ended December 31, 2008
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	492	830	1,322
Expected return on plan assets	(540)	(958)	(1,498)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	(70)	(58)	(128)
Net periodic benefit cost	$(110)	$(182)	$(292)

	Year ended December 31, 2007
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$10	$5	$15
Interest cost	489	800	1,289
Expected return on plan assets	(541)	(869)	(1,410)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	—	—	—
Net periodic benefit cost	$(42)	$(64)	$(106)

      The Company estimates that $553,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2009.

      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

      The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2008	2007	2008	2007
Equity securities	53%	67%	52%	63%
Debt securities	41%	16%	43%	18%
Short-term investments	5%	14%	4%	16%
Other	1%	3%	1%	3%
Total	100%	100%	100%	100%

      Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2008. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2009	$660	$597	$1,257
2010	665	648	1,313
2011	667	704	1,371
2012	664	735	1,399
2013	660	768	1,428
Years 2014 through 2018	$3,277	$4,668	$7,945

Defined Contribution Plans

      In connection with the acquisition of Gradall the Company also assumed sponsorship from JLG Industries, Inc. for three defined contribution plans, The Gradall Salaried Employees Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”). The Company contributed zero and $112,000 to the Salary Plan, zero and zero to the Hourly Plan and $484,000 and $518,000 to the IAM Plan for the plan years ended December 31, 2008 and 2007, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2008, 2007 and 2006 were $1,520,000, $1,194,000, and $975,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

      Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 7.5% of the participant’s salary up to a specific limit. Total contributions made to the above plan were $620,000, $596,000 and $555,000 for the year ended December 31, 2008, 2007 and 2006 respectively.

15.  SEGMENT REPORTING

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

      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2008, 2007 and 2006:

	December 31,
(in thousands)	2008	2007	2006
Net Revenue
Industrial	$254,787	$253,203	$232,462
Agricultural	120,232	117,652	106,076
European	182,116	133,531	117,956
Consolidated	$557,135	$504,386	$456,494

Income from Operations
Industrial	$9,716	$12,236	$18,307
Agricultural	(3,400)	1,800	(3,705)
European	15,029	9,801	8,430
Consolidated	$21,345	$23,837	$23,032

Goodwill
Industrial	$26,755	$27,424	$26,885
Agricultural	—	5,874	5,215
European	21,352	10,648	10,236
Consolidated	$48,107	$43,946	$42,336

Total Identifiable Assets
Industrial	$177,791	$170,510	$149,323
Agricultural	78,224	84,210	76,196
European	128,339	95,910	101,115
Consolidated	$384,354	$350,630	$326,634

16. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2008	2007	2006
Net sales	$215,733	$166,340	$144,486
Income from operations	13,898	13,382	10,931
Income before income taxes and allocated interest expense	15,077	14,076	10,196
Identifiable assets	$148,706	$123,855	$124,445

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2008	2007	2006
Geographic net sales:
United States	$331,671	$329,120	$309,015
United Kingdom	44,306	42,486	35,734
France	99,685	65,764	59,520
Canada	22,255	19,018	13,580
Australia	11,175	12,046	8,132
Mexico	2,187	2,436	1,758
Other	45,856	33,516	28,755
Total net sales	$557,135	$504,386	$456,494
Geographic location of long-lived assets:
United States	$63,449	$66,075	$61,799
United Kingdom	13,335	17,920	17,745
France	34,383	17,404	15,806
Canada	5,824	11,400	9,650
Australia	45	88	73
Total long-lived assets	$117,036	$112,887	$105,073

      Net sales are attributed to countries based on the location of customers.

17.   COMPREHENSIVE INCOME (LOSS)

      For 2008, 2007 and 2006 the Company’s Comprehensive Income was ($14,110,000), $18,096,000, and $19,935,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2008	2007	2006
Foreign currency translation adjustments	$1,553	$19,674	$14,470
Interest derivative net of taxes	(1,512)	(710)	—
Derivatives, net of taxes	(48)	(50)	28
Actuarial (loss) gain on defined benefit pension plan, net of taxes	(3,998)	2,190	875
Accumulated other comprehensive income (loss)	$(4,005)	$21,104	$15,373

18. COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 2008, future minimum lease payments under these noncancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2009	$1,732	$1,723
2010	1,183	1,666
2011	722	1,189
2012	265	260
2013	78	260
Thereafter	13	65
Total minimum lease payments	$3,993	$5,163
Less amount representing interest		569
Present value of net minimum lease payments		$4,594
Less current portion		1,448
Long-term portion		$3,146

      Rental expense for operating leases was $1,787,000 for 2008, $1,625,000 for 2007 and $1,725,000 for 2006.

      Purchase obligations of $70,834,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional no further action letter will be requested.

      At December 31, 2008, the Company had an environmental reserve in the amount of $1,607,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $276,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2008 and 2007 is presented below. Seasonal influences affect the Company’s sales and profits with peak business occurring in May through August.

(In thousands, except per share amounts):

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$133,781	$152,160	$148,707	$122,487	$120,147	$131,986	$125,956	$126,297
Gross profit	24,981	30,504	29,610	24,319	21,557	26,354	26,382	23,418
Net income	2,832	5,565	4,453	(1,851)	833	4,035	4,216	3,281
Earnings per share
Diluted	$0.29	$0.56	$0.45	$(0.19)	$0.08	$0.41	$0.42	$0.33
Average shares
Diluted	9,921	9,957	9,970	9,921	9,947	9,962	9,972	9,931
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$21.40	$26.46	$23.46	$17.22	$25.84	$28.36	$26.60	$24.98
Low	$17.34	$19.27	$15.84	$10.69	$22.76	$22.94	$22.10	$16.78

20. ACQUISITIONS AND INVESTMENTS

On May 30, 2008 the Company purchased Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The purchase price was approximately €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  We have preliminarily allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of approximately €9 million (approximately U.S. $15 million) related to this acquisition.  Finalization of the purchase price allocation is expected in the first quarter of 2009.  The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million, (approximately U.S. $62 million) and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      On March 6, 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users. The purchase price was approximately $4.8 million with assumed debt of approximately $0.6 million and goodwill of zero. The acquisition was accounted for under the purchase method and the results of operation have been included in the Company’s Statement of Income from March 2007. Henke, is located in Leavenworth, Kansas.

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

      On May 24, 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC, collectively referred to as “VacAll.” This includes the product lines, inventory and certain other assets that relate to this business. The purchase price for the assets was $8.925 million and included goodwill of $6.2 million. The acquisition was accounted for under the purchase method and the results of operations have been included in the Company’s Statement of Income from May 2006. The production of the vacuum truck was moved to the Gradall facility in New Philadelphia, Ohio, and the sweeper line was consolidated into the Schwarze facility in Huntsville, Alabama.

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

      The unaudited pro forma statement of income of the Company assuming the transactions were completed at January 1, 2007 is as follows:

	December 31,
(in thousands except per share amounts)	2008	2007
Net sales	$582,968	$567,901
Net income	11,138	14,746
Diluted earnings per share	$1.12	$1.48

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

	Rivard	Henke	Nite-Hawk	Gradall/VacAll
(in thousands)	2008	2007	2006	2006
Current assets	$24,203	$2,866	$929	$31,506
Property, plant and equipment	5,905	2,423	28	9,899
Intangible assets	14,119	—	2,760	15,623
.. Total assets acquired	44,227	5,289	3,717	57,028
Current liabilities	19,985	1,040	626	11,926
Deferred pension liability	—	—	—	5,681
Other liabilities	1,657	579	—	2,071
Deferred income taxes	—	206	(7)	(4,482)
Total liabilities assumed	21,642	1,825	619	15,196
.. Net assets acquired	$22,585	$3,464	$3,098	$41,832