Form 10-Q
period 2009-03-31
ALAMO GROUP INC
filed 2009-05-08
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

AT APRIL 29, 2009, 9,974,454 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,235	$4,532
Accounts receivable, net	132,747	124,197
Inventories	130,750	132,248
Deferred income taxes	2,645	2,671
Prepaid expenses	2,952	2,377
Total current assets	273,329	266,025

Property, plant and equipment	125,889	125,952
Less: Accumulated depreciation	(66,531)	(64,168)
	59,358	61,784

Goodwill	46,987	48,107
Intangible Assets	3,962	3,982
Deferred income taxes	2,463	2,463
Assets held for sale	432	291
Other assets	1,422	1,702

Total assets	$387,953	$384,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,420	$54,598
Income taxes payable	821	841
Accrued liabilities	25,942	26,059
Current maturities of long-term debt	5,380	4,186
Total current liabilities	81,563	85,684

Long-term debt, net of current maturities	110,027	99,884
Deferred Pension Liability	8,758	8,682
Other long-term liabilities	4,797	5,139
Deferred income taxes	689	653

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 10,006,854 and 9,964,529 issued and outstanding at March 31, 2009 and December 31, 2008	1,001	996
Additional paid-in capital	56,168	55,683
Treasury stock, at cost; 42,600 shares at March 31, 2009 and December 31, 2008	(426)	(426)
Retained earnings	133,011	132,064
Accumulated other comprehensive income, net	(7,635)	(4,005)
Total stockholders’ equity	182,119	184,312

Total liabilities and stockholders’ equity	$387,953	$384,354

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

	March 31,
(in thousands, except per share amounts)	2009	2008
Net sales:
North American
Industrial	$43,152	$62,612
Agricultural	23,831	32,503
European	43,160	38,666
Total net sales	110,143	133,781

Cost of sales	88,416	108,800
Gross profit	21,727	24,981

Selling, general and administrative expense	18,550	19,619
Income from operations	3,177	5,362

Interest expense	(1,096)	(1,835)
Interest income	160	410
Other income (expense), net	45	251
Income before income taxes	2,286	4,188

Provision for income taxes	743	1,356
Net Income	$1,543	$2,832

Net income per common share:
Basic	$0.16	$0.29
Diluted	$0.15	$0.29
Average common shares:
Basic	9,939	9,797
Diluted	9,963	9,921

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating Activities
Net income	$1,543	$2,832
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	35	25
Depreciation	2,028	2,269
Amortization	20	26
Stock-based compensation expense	111	175
Excess tax benefits from stock-based payment arrangements	(8)	(23)
Provision for deferred income tax benefit (expense)	177	(308)
Loss on sale of property, plant & equipment	(3)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(10,541)	(28,058)
Inventories	(485)	(2,446)
Prepaid expenses and other assets	(370)	690
Trade accounts payable and accrued liabilities	(3,031)	8,829
Income taxes payable	(80)	(576)
Other long-term liabilities	(105)	495
Net cash used by operating activities	(10,709)	(16,109)

Investing Activities
Acquisitions, net of cash acquired	–	–
Purchase of property, plant and equipment	(1,077)	(1,705)
Proceeds from sale of property, plant and equipment	30	61
Net cash used by investing activities	(1,047)	(1,644)

Financing Activities
Net change in bank revolving credit facility	10,500	34,000
Principal payments on long-term debt and capital leases	(809)	931
Proceeds from issuance of long-term debt	2,048	1,540
Dividends paid	(595)	(588)
Proceeds from sale of common stock	378	–
Excess tax benefits from stock-based payment arrangements	8	23
Net cash provided by financing activities	11,530	35,906

Effect of exchange rate changes on cash	(71)	41
Net change in cash and cash equivalents	(297)	18,194
Cash and cash equivalents at beginning of the period	4,532	4,459
Cash and cash equivalents at end of the period	$4,235	$22,653

Cash paid during the period for:
Interest	$1,165	$1,971
Income taxes	$1,821	$2,249

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

March 31, 2009

1.  Basis of Financial Statement Presentation

    The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

2.  Acquisitions

  The acquisition described below was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”.  Accordingly, the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition.  The operating results of the acquired company are included with the Company’s results of operations since acquisition date.

On May 30, 2008 the Company purchased Rivard Developpement (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The purchase price was approximately €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  We have preliminarily allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of approximately €9 million (approximately U.S. $15 million) related to this acquisition.  Finalization of the purchase price allocation is expected in May of 2009.  The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million, (approximately U.S. $62 million) and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2008 is as follows:

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2009	2008

Net Sales	$110,143	$149,281
Net Income	$1,543	$3,823
Diluted Earnings per Share	$0.15	$0.39

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $2,409,000 and $2,430,000 at March 31, 2009 and December 31, 2008, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 57% of total inventory at March 31, 2009 and December 31, 2008.  The excess of current cost over LIFO valued inventories was $12,791,000 at March 31, 2009 and December 31, 2008.  Inventory obsolescence reserves were $8,315,000 at March 31, 2009 and $8,978,000 at December 31, 2008.  The decrease in reserve for obsolescence was mainly due to inventory written off in the Company’s U.S. and European operations.  Net inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008

Finished goods	$105,378	$104,819
Work in process	14,601	16,247
Raw materials	10,771	11,182
	$130,750	$132,248

      An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.  The Company reviews interim LIFO, and based to some extent on management's estimates at each quarter end, the impact to the Interim Consolidated Statement of Income is not material.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of March 31, 2009, the Company had $105.5 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at March 31, 2009, was a $2,180,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At March 31, 2009, ineffectiveness related to the interest rate swap agreements was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $2,180,000 as of March 31, 2009.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of negative $15,000 as of March 31, 2009.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	March 31, Three Months Ended
	2009	2008

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

8.  Stock-Based Compensation

      The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement, based on certain criteria.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

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

      The Company’s stock-based compensation expense was $111,000 and $175,000 for the quarter ended March 31, 2009 and 2008, respectively.

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

There were no shares granted during the first quarter of 2009 and 2008.

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	253,980
Granted	–
Exercised	–
Cancelled	–

Options outstanding at March 31, 2009	253,980	$20.44
Options exercisable at March 31, 2009	131,780	$18.01
Options available for grant at March 31, 2009	307,000

*Weighted Averages

      Options outstanding and exercisable at March 31, 2009 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$12.10 - $17.85	60,980	4.14	$ 13.65	60,980	$ 13.65
$19.79 - $25.18	193,000	7.44	$ 22.58	70,800	$ 21.77
Total	253,980			131,780

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	226,000
Granted	–
Exercised	(42,325)	$8.9375
Cancelled	–

Options outstanding at March 31, 2009	183,675	$13.47
Options exercisable at March 31, 2009	152,175	$11.27
Options available for grant at March 31, 2009	63,500

*Weighted Averages

      Options outstanding and exercisable at March 31, 2009 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	137,675	1.60	$10.20	137,675	$10.20
$13.96 - $19.79	13,500	5.26	$18.71	7,500	$17.85
$25.02 - $25.18	32,500	7.92	$25.17	7,000	$25.16
Total	183,675			152,175

*Weighted Averages

9.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2009	2008
Net Income	$1,543	$2,832

Average Common Shares:
Basic (weighted-average outstanding shares)	9,939	9,797
Dilutive potential common shares from stock options	24	124
Diluted (weighted-average outstanding shares)	9,963	9,921

Basic earnings per share	$0.16	$0.29

Diluted earnings per share	$0.15	$0.29

10.  Segment Reporting

      At March 31, 2009 the following unaudited financial information is segmented:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Net Revenue

Industrial	$43,152	$62,612
Agricultural	23,831	32,503
European	43,160	38,666
Consolidated	$110,143	$133,781

Operating Income
Industrial	$(1,108)	$1,514
Agricultural	1,241	900
European	3,044	2,948
Consolidated	$3,177	$5,362

Goodwill
Industrial	$26,649	$27,307
Agricultural	–	5,731
European	20,338	10,909
Consolidated	$46,987	$43,947

Total Identifiable Assets
Industrial	$170,254	$181,496
Agricultural	91,176	92,563
European	126,523	127,276
Consolidated	$387,953	$401,335

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

12.  Comprehensive Income

      During the first quarter of 2009 and 2008, Comprehensive Income amounted to ($2,087,000) and $3,624,000 respectively.

      The components of Comprehensive Income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net Income	$1,543	$2,832
Cash flow derivative, net of taxes	161	(707)
Amortization of actuarial net loss(gain)	39	(20)
Foreign currency translations adjustment	(3,830)	1,519

Comprehensive Income	$(2,087)	$3,624

    The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2009	2008

Foreign currency translation	$(2,325)	$1,553
Derivatives, net of taxes	(1,351)	(1,560)
Actuarial gains related to defined benefit plans	(3,959)	(3,998)
Total Accumulated other comprehensive income	$(7,635)	$(4,005)

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

      The Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials.  The Company’s policy is to comply with all applicable environmental, health and safety laws and regulations, and the Company believes it is currently in material compliance with all such applicable laws and regulations.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result.

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

      At December 31, 2008, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company’s pension expense was $138,000 and pension income was $89,000 for the three months ended March 31, 2009 and 2008, respectively.  The Company is required to contribute $552,000 to the pension plans for 2009.

15.  Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  In 2008, the Company recorded an “unrecognized tax position” of $128,000.  The balance at March 31, 2009 was $447,000.  The impact to the Interim Consolidated Statements of Income was zero in the first quarter of 2009 and 2008.

16.  Recent Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
As a Percent of Net Sales	2009	2008
North American
Industrial	39.2%	46.8%
Agricultural	21.6%	24.3%
European	39.2%	28.9%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2009	2008

Gross margin	19.7%	18.7%
Income from operations	2.9%	4.0%
Income before income taxes	2.1%	3.1%
Net income	1.4%	2.1%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first quarter of 2009 the Company’s net income was down due to continued weakness in the worldwide economy.  The acquisition of Rivard was accretive to our sales and net income during the first quarter. The Industrial Division sales decreased 31% during the first quarter of 2009 due to budget shortfalls of governmental entities and related contractors.  The Agricultural Division saw a 27% decrease in sales versus the first quarter of 2008 as overall market conditions softened and due to dealer reluctance to stock inventory at historic levels.  Excluding the acquisition of Rivard, European sales improved slightly over the first quarter of 2008 despite soft market conditions, though sale were down in U.S. dollars reflecting the affects of changes in currency rates.  The results included approximately $400,000 in restructuring costs related to severance expenses and the closure of the Company’s warehouse facility in Memphis, Tennessee.  Offsetting some of these declines were margin improvements from cost cutting measures implemented throughout our organization.

      The Company is concerned that our markets for 2009 could continue to be negatively affected by a variety of factors such as a continued downturn in the overall economy, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities to which the Company sells its products and changes in our customer buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Net sales for the first quarter of 2009 were $110,143,000, a decrease of $23,638,000 or 17.7% compared to $133,781,000 for the first quarter of 2008.  The decrease was primarily attributable to the decline in the world wide economy which affected the markets in which the Company sells its products.

Net North American Industrial sales decreased during the first quarter by $19,460,000 or 31.1% to $43,152,000 for 2009 compared to $62,612,000 during the same period in 2008.  The decrease came primarily from lower sales of excavators and mowing equipment to governmental entities and related contractors.  Sweeper sales also continued to remain soft particularly in the contractor segment.

Net North American Agricultural sales were $23,831,000 in 2009 compared to $32,503,000 for the same period in 2008, a decrease of $8,672,000 or 26.7%.  This decrease reflects soft conditions in the agricultural market primarily due to cutbacks in preseason stocking levels by dealer networks due to uncertainties in market outlook.

Net European Sales for the first quarter of 2009 were $43,160,000, an increase of $4,494,000 or 11.6% compared to $38,666,000 during the first quarter of 2008.  The increase was a primarily from the acquisition of Rivard which was partially offset by changes in the exchange rates.

Gross profit for the first quarter of 2009 was $21,727,000 (19.7% of net sales) compared to $24,981,000 (18.7% of net sales) during the same period in 2008, a decrease of $3,254,000.  The decrease was mainly attributable to the reduced sales during the quarter.  The increase in the gross margin percentage was a result of continued improvements from efficiency initiatives in our product lines, along with favorable pricing of raw materials and purchased components.

Selling, general and administrative expenses (“SG&A”) were $18,550,000 (16.8% of net sales) during the first quarter of 2009 compared to $19,619,000 (14.7% of net sales) during the same period of 2008, a decrease of $1,069,000.  The Company had a reduction in its workforce during the quarter along with reduced commissions on lower sales volumes.

Interest expense was $1,096,000 for the first quarter of 2009 compared to $1,835,000 during the same period in 2008, a decrease of $739,000.  The decrease came mainly from lower interest rates during the first quarter of 2009.

Other Income was $45,000 for the first quarter of 2009 compared to $251,000 in 2008.  Other income in 2009 and 2008 was a result of transactional exchange rate gains.

Provision for income taxes was $743,000 (32.5%) in the first quarter of 2009 compared to $1,356,000 (32.4%) during the same period in 2008.

The Company’s net income after tax was $1,543,000 or $0.15 per share on a diluted basis for the first quarter of 2009 compared to $2,832,000 or $0.29 per share on a diluted basis for the first quarter of 2008.  The decrease of $1,289,000 resulted from the factors described above.

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

As of March 31, 2009, the Company had working capital of $191,766,000 which represents an increase of $11,425,000 from working capital of $180,341,000 of December 31, 2008.  The increase in working capital was primarily from higher levels of accounts receivable due to seasonality.

Capital expenditures were $1,077,000 for the first three months of 2009, compared to $1,705,000 during the first three months of 2008.  Capital expenditures for 2009 are expected to be below 2008 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2008 or the first quarter of 2009.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $11,530,000 during the three month period ending March 31, 2009, compared to $35,906,000 for the same period in 2008.  The financing activities were lower in 2009 due to higher pre-season sales in 2008.

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

      On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the obligated group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through March 31, 2009.  Beginning June 30, 2009, Rivard’s actual operating cash flow will be used in the calculation of consolidated operating cash flow.

As of March 31, 2009, there was $105,500,000 borrowed under the revolving credit facility.  At March 31, 2009, $769,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $18,731,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed on November 10, 2008 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of March 31, 2009, the outstanding balance was 139,000 British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of March 31, 2009, 591,000 Euros were borrowed against the French line of credit, 3,444,000 Canadian dollars were outstanding on the Canadian line of credit and 400,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of March 31, 2009, the Company is in compliance with the terms and conditions of its credit facilities.

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

The Company evaluates all aged receivables that are over 60 days old and reserves specifically on a 90-day basis.  The Company’s U.S. operations have Uniform Commercial Code (“UCC”) filings on practically all wholegoods each dealer purchases.  This allows the Company in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory.  This also allows Alamo Group to maintain a reserve over its cost which usually represents the margin on the original sales price.

The bad debt reserve balance was $2,409,000 at March 31, 2009 and $2,430,000 at December 31, 2008.

Sales Discounts

At March 31, 2009 the Company had $8,212,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2008 on products shipped to our customers under various promotional programs.  The increase was due primarily from discounts reserved on the Company’s agricultural products during the pre-season program, which runs from September to December of each year on orders that are shipped through the first quarter of 2009.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,315,000 at March 31, 2009 and $8,978,000 at December 31, 2008 in reserve to cover obsolescence and slow moving inventory.  The decrease in reserve for obsolescence was mainly due to inventory written off in the Company’s U.S. and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

Warranty reserve, as a percent of sales, is calculated by taking the current twelve months of expenses and prorating that based on twelve months of sales with a six month lag period.  The Company’s historical experience is that a customer takes approximately ninety days to six months from the time the unit is received and put into operation to file any warranty claim.  A warranty reserve is established for each different marketing group.  Reserve balances are evaluated on a quarterly basis and adjustments are made when required.

The current liability warranty reserve balance was $4,879,000 at March 31, 2009 and $5,409,000 at December 31, 2008.  The Company has a long-term liability for extended warranty policies sold to customers relating to Gradall excavators and Schwarze sweepers in the amount of $298,000 at March 31, 2009 and $331,000 at December 31, 2008 respectively, with a life expectancy of 1 to 5 years.

Product Liability

At March 31, 2009 the Company had accrued $212,000 in reserves for product liability cases compared to $85,000 at December 31, 2008.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

      The Company estimated the fair value of its reporting units using various valuation techniques, with one technique being a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural segment in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of March 31, 2009, we had $46,987,000 of goodwill, which represents 12% of total assets.

      Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would currently use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, if higher discount rates are demanded by the market increase, this could lead to a reduction under the income approach. If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the current market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach. If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  The Company’s next regularly scheduled annual impairment test is scheduled for the year ending December 31, 2009, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts and floods which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2009, the Company had $2,209,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $331,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,129,000 for the period ending March 31, 2009.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,033,000 for the period ended March 31, 2008.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2009 was a loss of $3,830,000.  On March 31, 2009, the British pound closed at .6970 relative to 1.00 U.S. dollar, and the Euro closed at .7527 relative to 1.00 U.S. dollar.  At December 31, 2008 the British pound closed at .6853 relative to 1.00 U.S. dollar and the Euro closed at .7159 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2008, the British pound closed at .5039 relative to 1.00 U.S. dollar, and the Euro closed at .6334 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2009 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $528,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 6, 2009 – Press Release announcing First Quarter 2009 earnings.

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

Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

