Form 10-Q
period 2009-06-30
ALAMO GROUP INC
filed 2009-08-10
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

AT AUGUST 1, 2009, 10,046,929 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

	Interim Consolidated Balance Sheets	3
	June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2009 and June 30, 2008

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2009 and June 30, 2008

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition	15
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,074	$4,532
Accounts receivable, net	124,733	124,197
Inventories	125,114	132,248
Deferred income taxes	2,646	2,671
Prepaid expenses	3,108	2,377
Total current assets	261,675	266,025

Property, plant and equipment	128,486	125,952
Less: Accumulated depreciation	(68,124)	(64,168)
	60,362	61,784

Goodwill	48,696	48,107
Intangible assets	3,942	3,982
Deferred income taxes	2,463	2,463
Assets held for sale	426	291
Other assets	1,309	1,702

Total assets	$378,873	$384,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,308	$54,598
Income taxes payable	1,971	841
Accrued liabilities	28,755	26,059
Current maturities of long-term debt	3,913	4,186
Total current liabilities	79,947	85,684

Long-term debt, net of current maturities	91,257	99,884
Deferred pension liability	8,651	8,682
Other long-term liabilities	4,422	5,139
Deferred income taxes	940	653

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 10,053,754 and 9,964,529 issued and outstanding at June 30, 2009 and December 31, 2008	1,005	996
Additional paid-in capital	56,724	55,683
Treasury stock, at cost; 42,600 shares at June 30, 2009 and December 31, 2008	(426)	(426)
Retained earnings	135,405	132,064
Accumulated other comprehensive income	948	(4,005)
Total stockholders’ equity	193,656	184,312

Total liabilities and stockholders’ equity	$378,873	$384,354

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

			June 30,
(in thousands, except per share amounts)

2009

2008

			2009	2008

Net sales:
North American
Industrial	$46,038	$72,452	$89,190	$135,063
Agricultural	19,274	32,768	43,105	65,271
European	47,931	46,940	91,091	85,607
Total net sales	113,243	152,160	223,386	285,941

Cost of sales	88,914	121,656	177,330	230,456
Gross profit	24,329	30,504	46,056	55,485

Selling, general and administrative expense	18,945	21,104	37,495	40,723
Income from operations	5,384	9,400	8,561	14,762

Interest expense	(1,147)	(1,889)	(2,243)	(3,724)
Interest income	162	529	322	939
Other income (expense), net	(49)	408	(4)	659
Income before income taxes	4,350	8,448	6,636	12,636

Provision for income taxes	1,358	2,883	2,101	4,239
Net income	$2,992	$5,565	$4,535	$8,397

Net income per common share:
Basic	$0.30	$0.57	$0.46	$0.86
Diluted	$0.30	$0.56	$0.45	$0.84
Average common shares
Basic	9,977	9,799	9,958	9,798
Diluted	9,986	9,957	9,975	9,939

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Operating Activities
Net income	$4,535	$8,397
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	193	82
Depreciation	4,053	4,598
Amortization	39	52
Stock-based compensation expense	253	322
Excess tax benefits from stock-based payment arrangements	(15)	(42)
Provision for deferred income tax benefit	338	201
Gain on sale of equipment	(27)	(110)
Changes in operating assets and liabilities:
Accounts receivable	1,794	(29,756)
Inventories	8,564	(660)
Prepaid expenses and other assets	(99)	359
Trade accounts payable and accrued liabilities	(7,628)	15,428
Income taxes payable	883	1,098
Other long term liabilities	(440)	(1,074)
Net cash provided (used) by operating activities	12,443	(1,105)

Investing Activities
Acquisitions, net of cash acquired	–	(22,184)
Purchase of property, plant and equipment	(1,852)	(3,594)
Proceeds from sale of property, plant and equipment	65	170
Net cash provided (used) by investing activities	(1,787)	(25,608)

Financing Activities
Net change in bank revolving credit facility	(8,000)	24,000
Principal payments / proceeds on long-term debt and capital leases	(1,439)	(649)
Proceeds from issuance of long term debt	545	2,720
Dividends paid	(1,194)	(1,176)
Proceeds from sale of common stock	797	223
Excess tax benefits from stock-based payment arrangements	15	42
Net cash provided (used) by financing activities	(9,276)	25,160

Effect of exchange rate changes on cash	162	428
Net change in cash and cash equivalents	1,542	(1,125)
Cash and cash equivalents at beginning of the period	4,532	4,459
Cash and cash equivalents at end of the period	$6,074	$3,334

Cash paid during the period for:
Interest	$2,538	$3,798
Income taxes	$1,958	$2,227

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

June 30, 2009

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

    In connection with the preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Standards No. (SFAS) 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009 and had nothing to disclose.

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

On May 30, 2008 the Company purchased Rivard Developpement (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The purchase price was €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  We have allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of €9 million (approximately U.S. $13 million) related to this acquisition. The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million, (approximately U.S. $62 million) and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2008 is as follows:

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2009	2008

Net Sales	$223,386	$311,774
Net Income	$4,535	$10,049
Diluted Earnings per Share	$0.45	$1.01

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,393,000 and $2,430,000 at June 30, 2009 and December 31, 2008, respectively.

4.  Inventories

      Inventories are valued at last in first out (LIFO) cost represented 56% and 57% of total inventory at June 30, 2009 and December 31, 2008, respectively.  The excess of current costs over LIFO valued inventories were $12,791,000 at June 30, 2009 and December 31, 2008.  Inventory obsolescence reserves were $8,553,000 at June 30, 2009 and $8,978,000 at December 31, 2008.  Net inventories consist of the following:

(in thousands)	June 30, 2009	December 31, 2008

Finished goods	$102,872	$104,819
Work in process	11,738	16,247
Raw materials	10,504	11,182
	$125,114	$132,248

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of June 30, 2009, the Company had $87 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term which expires in 2010 and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term which expires in 2011 and fixes the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at June 30, 2009, was a $1,899,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At June 30, 2009, ineffectiveness related to the interest rate swap agreements was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $1,899,000 as of June 30, 2009.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $85,000 as of June 30, 2009.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Six Months Ended

	June 30,
	2009	2008

Dividends declared	$0.12	$0.12
Dividends paid	$0.12	$0.12

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

      The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method.  The fair value of the options is estimated using a Black-Scholes option-pricing model and are amortized to expense over the options’ vesting period.  Prior to adoption of Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”).  The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Income prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

      The Company’s stock-based compensation expense was $253,000 and $322,000 for the six months ended June 30, 2009 and 2008, respectively.

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

      There were 192,000 shares granted during the second quarter of 2009 and 39,000 shares granted in the second quarter of 2008.  The Company calculated the fair value for the 2009 and 2008 options using a Black-Scholes option pricing model using weighted average assumptions.  For options granted in the second quarter of 2009 and 2008, they are as follows:

	2009	2008
Risk-free interest rate	2.67%	3.13%
Dividend Yield	1.20%	1.20%
Volatility Factors	42.8%	43.6%
Weighted Average Expected Life	7.5 years	9.0 years

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	253,980
Granted	99,000	$11.45
Exercised	–
Cancelled	–

Options outstanding at June 30, 2009	352,980	$17.92
Options exercisable at June 30, 2009	159,780	$18.77
Options available for grant at June 30, 2009	208,000

*Weighted Averages

      Options outstanding and exercisable at June 30, 2009 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	159,980	7.77	$ 12.29	60,980	$ 13.65
$19.79 - $25.18	193,000	7.44	$ 22.58	98,800	$ 21.93
Total	352,980			159,780

*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	226,000
Granted	93,000
Exercised	(89,225)	$8.9375
Cancelled	–

Options outstanding at June 30, 2009	229,775	$ 13.58
Options exercisable at June 30, 2009	114,275	$ 13.18
Options available for grant at June 30, 2009	367,000

*Weighted Averages

      Options outstanding and exercisable at June 30, 2009 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	183,775	6.00	$11.16	90,775	$10.85
$13.96 - $19.79	13,500	5.26	$18.71	10,500	$18.40
$25.02 - $25.18	32,500	7.92	$25.17	13,000	$25.17
Total	229,775			114,275

*Weighted Averages

9.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended

Six Months Ended

	June 30,

June 30,

(In thousands, except per share amounts)	2009	2008	2009	2008

Net Income	$2,992	$5,565	$4,535	$8,397

Average Common Shares:
Basic (weighted-average outstanding shares)	9,977	9,799	9,958	9,798

Dilutive potential common shares from stock options	9	158	17	141
Diluted (weighted-average outstanding shares)	9,986	9,957	9,975	9,939

Basic earnings per share	$0.30	$0.57	$0.46	$0.86

Diluted earnings per share	$0.30	$0.56	$0.45	$0.84

    10.  Segment Reporting

At June 30, 2009 and June 30, 2008 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Net Revenue

Industrial	$46,038	$72,452	$89,190	$135,063
Agricultural	19,274	32,768	43,105	65,271
European	47,931	46,940	91,091	85,607
Consolidated	113,243	152,160	223,386	285,941

Income from Operations
Industrial	$576	$4,424	$(532)	$5,926
Agricultural	219	1,193	1,460	2,105
European	4,589	3,783	7,633	6,731
Consolidated	5,384	9,400	8,561	14,762

Goodwill
Industrial	$26,895	$27,331	$26,895	$27,331
Agricultural	–	5,760	–	5,760
European	21,801	25,566	21,801	25,566
Consolidated	48,696	58,657	48,696	58,657

Total Identifiable Assets
Industrial	$160,887	$180,158	$160,887	$180,158
Agricultural	80,779	91,920	80,779	91,920
European	137,207	154,758	137,207	154,758
Consolidated	378,873	426,836	378,873	426,836

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

12.  Comprehensive Income

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net Income	$2,992	$5,565	$4,535	$8,397
Cash flow derivatives, net of taxes	173	704	334	(3)
Amortization of actuarial net gain	39	(20)	78	(40)
Foreign currency translation adjustment	8,371	483	4,541	2,002

Comprehensive Income	$11,575	$6,732	$9,488	$10,356

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet, are as follows:

	June 30,	December 31,
(in thousands)	2009	2008

Foreign currency translation	$6,046	$1,553
Derivatives, net of taxes	(1,178)	(1,560)
Actuarial gains related to defined benefit plans	(3,920)	(3,998)
Total Accumulated other comprehensive income	$948	$(4,005)

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

      The Company’s pension expense was $138,000 and pension income was $89,000 for the three months ended June 30, 2009 and 2008, respectively.  The Company is required to contribute $496,000 to the pension plans for 2009.

15.  Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At January 1, 2007, the Company recognized a liability of approximately $379,000 for “unrecognized tax positions,” which includes penalty and interest of $134,000.  The balance at June 30, 2009 was $456,000.  The impact to the Interim Consolidated Statements of Income was zero in the second quarter of 2009 and 2008.

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

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP 107 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. This statement did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 and APB 28-1 has an effective date requiring adoption by the second quarter of 2009 with early adoption permitted. We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter. This statement did not have a material impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In accordance with this standard, which is effective for the quarter ended June 30, 2009, management has evaluated subsequent events for accounting and disclosure through the date of filing this quarterly report on Form 10-Q, which is August 10, 2009.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification.  The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The codification of U.S. GAAP will be effective for interim or annual periods ending after September 15, 2009.  We do not expect this statement to have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2009	2008	2009	2008
North American
Industrial	40.7%	47.6%	39.9%	47.2%
Agricultural	17.0%	21.5%	19.3%	22.8%
European	42.3%	30.9%	40.8%	30.0%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2009	2008	2009	2008

Gross profit	21.5%	20.0%	20.6%	19.4%
Income from operations	4.8%	6.2%	3.8%	5.2%
Income before income taxes	3.8%	5.6%	3.0%	4.4%
Net income	2.6%	3.7%	2.0%	2.9%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            During the first six months of 2009, the Company’s net income was down due to the general weakness in the worldwide economy.  The acquisition of Rivard continued to be accretive to the Company in sales and net income during both the second quarter and the first half of the year.  Sales in the Industrial Division were down 34% during the first six months of 2009 due to budget shortfalls of governmental entities and related contractors.  Higher dollar items such as the excavator and sweeper products were particularly affected.  The Agricultural Division also saw a 34% decrease as both dealers and end users were reluctant to make commitments due to the uncertainty in the economy.  Excluding the acquisition of Rivard, sales in local currency for the European Division were up 3% for the first half of 2009 primarily due to export sales outside of its principal markets and aggressive marketing initiatives.

            The Company remains concerned that our markets for the remainder of 2009 could continue to be negatively affected by a variety of factors such as the downturn in the overall economy; constrained credit availability; increase in governmental regulations, changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics; weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities to which the Company sells its products and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Net sales for the second quarter of 2009 were $113,243,000, a decrease of $38,917,000, or 25.6% compared to $152,160,000 for the second quarter of 2008.  The decrease was primarily attributable to the decline in the economy which continued to affect the markets which the Company serves.

Net North American Industrial sales decreased during the second quarter by $26,414,000 or 36.5% to $46,038,000 for 2009 compared to $72,452,000 during the same period in 2008. The decrease came primarily from lower sales of excavators, sweepers and mowing equipment to governmental entities and related contractors.  Sales to cities and counties were steadier compared to 2008.

Net North American Agricultural sales were $19,274,000 in 2009 compared to $32,768,000 for the same period in 2008, a decrease of $13,494,000 or 41.2%.  The decrease was mainly due to continued soft market conditions in the agricultural market as dealers and end users were reluctant to buy at historical levels due to market uncertainty and tighter credit.

Net European Sales for the second quarter of 2009 were $47,931,000, an increase of $991,000 or 2.1% compared to $46,940,000 during the second quarter of 2008.  The increase was primarily from the acquisition of Rivard which was partially offset by changes in the exchange rates.

Gross profit for the second quarter of 2009 was $24,329,000 (21.5% of net sales) compared to $30,504,000 (20.0% of net sales) during the same period in 2008, a decrease of $6,175,000.  The increase in gross margin percentage was a result of favorable pricing of raw materials and purchased components, plus cost savings initiatives despite the affects of lower sales volume.

Selling, general and administrative expense (“SG&A”) was $18,945,000 (16.7% of net sales) during the second quarter of 2009 compared to $21,104,000 (13.9% of net sales) during the same period of 2008, a decrease of $2,159,000.  The Company continued to adjust its workforce during the quarter with reductions in headcounts along with lower commissions due to reduced sales volumes.

            Interest expense was $1,147,000 for the second quarter of 2009 compared to $1,889,000 during the same period in 2008, a decrease of $742,000.  The decrease was from reduced borrowings and lower interest rates in 2009 compared to 2008.

            Other income (expense), net was $49,000 of expense during the second quarter of 2009 compared to $408,000 of income in the second quarter of 2008.  The amount in the second quarters of 2009 and 2008 are all from changes in exchange rates.

            Provision for income taxes was $1,358,000 (31.2%) in the second quarter of 2009 compared to $2,883,000 (34.1%) during the same period in 2008.

            The Company’s net income after tax was $2,992,000 or $.30 per share on a diluted basis for the second quarter of 2009 compared to $5,565,000 or $.56 per share on a diluted basis for the second quarter of 2008.  The decrease of $2,573,000 resulted from the factors described above.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Net sales for the first six months of 2009 were $223,386,000, a decrease of $62,555,000 or 21.9% compared to $285,941,000 for the first six months of 2008.  The decrease was primarily from the continued weakness in the worldwide economy which has continued since the fourth quarter of 2008.

Net North American Industrial sales decreased during the first six months by $45,873,000 or 34.0% to $89,190,000 for 2009 compared to $135,063,000 during the same period in 2008.  The decrease was due from lower sales in the excavator, vacuum truck, sweepers and mowing equipment as governmental authorities, particularly at the state level, continue to be affected by budget shortfalls.

Net North American Agricultural sales were $43,105,000 in 2009 compared to $65,271,000 for the same period in 2008, a decrease of $22,166,000 or 34.0%.  The decrease was mainly due to dealer reluctance to stock farm equipment at historical levels as a result of the slowdown in the agricultural sector and concerns about the overall economy.

Net European sales for the first six months of 2009 were $91,091,000, an increase of $5,484,000 or 6.4% compared to $85,607,000 during the same period of 2008.  The increase was mainly from the Rivard acquisition and export sales outside principal markets in Western Europe. This was partially offset by changes in the exchange rates.

Gross profit for the first six months of 2009 was $46,056,000 (20.6% of net sales) compared to $55,485,000 (19.4% of net sales) during the same period in 2008, a decrease of $9,429,000.  The decrease was mainly from reduced sales during the first half of 2009, which was offset by the Rivard acquisition.  Gross margin percentages improved over 2008 as a result of continued improvements from efficiency initiatives in our product lines, along with favorable pricing in both raw material and purchased components.

Selling, general and administrative expenses (“SG&A”) were $37,495,000 (16.8% of net sales) during the first six months of 2009 compared to $40,723,000 (14.2% of net sales) during the same period of 2008, a decrease of $3,228,000.  The decrease in SG&A for the first six months of 2009 was due to reductions in workforce, savings in audit fees and insurance premiums, reduced commissions on lower sales volumes along with other cost savings initiatives.

            Interest expense was $2,243,000 for the first six months of 2009 compared to $3,724,000 during the same period in 2008, a decrease of $1,481,000.  The decrease was due to reduced borrowings and lower interest rates in the first half of 2009.

            Other income (expense), net was $4,000 of expense during the first six months of 2009 compared to $659,000 of income in the first six months of 2008.  The expense in 2009 and the income in 2008 were entirely from changes in exchange rates.

            Provision for income taxes was $2,101,000 (31.7%) in the first six months of 2009 compared to $4,239,000 (33.5%) during the same period in 2008.

            The Company’s net income after tax was $4,535,000 or $0.45 per share on a diluted basis for the first six months of 2009 compared to $8,397,000 or $0.84 per share on a diluted basis for the first six months of 2008.  The decrease of $3,862,000 resulted from the factors described above.

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

As of June 30, 2009, the Company had working capital of $181,728,000 which represents an increase of $1,387,000 from working capital of $180,341,000 as of December 31, 2008.  The increase in working capital was primarily from reductions of current liabilities, mainly trade payables, as the Company reduced purchases for both inventory and expenses compared to 2008 levels.

Capital expenditures were $1,852,000 for the first six months of 2009, compared to $3,594,000 during the first six months of 2008.  Capital expenditures for 2009 are expected to be below 2008 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2008 or the first half of 2009.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      Net cash use by financing activities was $9,276,000 during the six month period ending June 30, 2009, compared to net cash provided of $25,160,000 for the same period in 2008.  The decrease in financing activities in 2009 was from paydowns on the bank credit facility due to cash provided by operating activities.

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

      On May 13, 2008, Alamo Group Europe Limited entered into a £5.5 million overdraft facility with Lloyd’s TSB Bank plc.  The facility expires on October 31, 2008 and outstandings bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of June 30, 2009, there was no outstanding balance borrowed against the U.K. overdraft facility.

As of June 30, 2009, there was $87,000,000 borrowed under the Revolving Credit Facility.  At June 30, 2009, $900,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $ 21,000,000 in available borrowings.

      There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of June 30, 2009, 1,442,000 Euros were borrowed against the French line of credit, 1,573,000 Canadian dollars were outstanding on the Canadian line of credit and 100,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of June 30, 2009, the Company was in compliance with the terms and conditions of its credit facilities.

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

      The bad debt reserve balance was $2,393,000 at June 30, 2009 and $2,430,000 at December 31, 2008.

Sales Discounts

      At June 30, 2009 the Company had $7,751,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2008 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2009.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,553,000 at June 30, 2009 and $8,978,000 at December 31, 2008 in reserve to cover obsolescence and slow moving inventory.  The decrease in reserve for obsolescence was mainly due to inventory written off in the Company’s European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all equipment and 90 days for parts, though some products or components may have extended terms.

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

The current warranty reserve balance was $5,069,000 at June 30, 2009 and $5,409,000 at December 31, 2008.  The majority of the decrease came from lower reserves in the Company’s U.S. Industrial Division.  The Company has a long-term liability for extended warranty policies sold to customers in the amount of $284,000 at June 30, 2009 and $331,000 at December 31, 2008 with a life expectancy of 1 to 5 years.

Product Liability

At June 30, 2009 the Company had accrued $253,000 in reserves for product liability cases compared to $85,000 at December 31, 2008.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

Goodwill

      Under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of Statement of Financial Accounting Standards No.141R, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimated the fair value of its reporting units using various valuation techniques, with one technique being a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural segment in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of June 30, 2009, the Company had $48,696,000 of goodwill, which represents 13% of total assets.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of June 30, 2009, the Company had $3,470,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $520,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,476,000 for the period ending June 30, 2009.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,359,000 for the period ended June 30, 2008.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2009 was a gain of $8,371,000.  On June 30, 2009, the British pound closed at .6078 relative to 1.00 U.S. dollar, and the Euro closed at .7128 relative to 1.00 U.S. dollar.  At December 31, 2008 the British pound closed at .6853 relative to 1.00 U.S. dollar and the Euro closed at .7159 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2008, the British pound closed at .5020 relative to 1.00 U.S. dollar, and the Euro closed at .6352 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the 2009 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $870,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

August 5, 2009 – Press Release announcing second quarter fiscal 2009 earnings

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
President & Chief Executive Officer

/s/Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

