Form 10-Q
period 2009-09-30
ALAMO GROUP INC
filed 2009-11-09
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

AT NOVEMBER 1, 2009, 11,746,929 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2009 and December 31, 2008 (Audited)	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2009 and September 30, 2008	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2009 and September 30, 2008	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	None	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	None	24
Item 4.	None	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$13,474	$4,532
Accounts receivable, net	104,156	124,197
Inventories	113,194	132,248
Deferred income taxes	2,513	2,671
Prepaid expenses	3,164	2,377
Total current assets	236,501	266,025

Property, plant and equipment	130,138	125,952
Less: Accumulated depreciation	(70,265)	(64,168)
	59,873	61,784

Goodwill	49,449	48,107
Intangible assets	3,923	3,982
Deferred income taxes	2,463	2,463
Assets held for sale	426	291
Other assets	1,303	1,702

Total assets	$353,938	$384,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	38,646	54,598
Income taxes payable	3,305	841
Accrued liabilities	28,895	26,059
Current maturities of long-term debt	5,423	4,186
Total current liabilities	76,269	85,684

Long-term debt, net of current maturities	62,928	99,884
Deferred pension liability	8,614	8,682
Other long-term liabilities	4,144	5,139
Deferred income taxes	1,101	653

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 10,089,529 and 9,964,529 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,009	996
Additional paid-in capital	57,217	55,683
Treasury stock, at cost; 42,600 shares at September 30, 2009 and December 31, 2008	(426)	(426)
Retained earnings	139,386	132,064
Accumulated other comprehensive income	3,696	(4,005)
Total stockholders’ equity	200,882	184,312

Total liabilities and stockholders’ equity	$353,938	$384,354

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended

September 30,

Nine Months Ended

September 30,

(in thousands, except per share amounts)

2009

2008

			2009	2008

Net sales:
North American
Industrial	$45,547	$64,803	$134,737	$199,866
Agricultural	20,158	29,555	63,263	94,826
European	44,613	54,349	135,704	139,956
Total net sales	110,318	148,707	333,704	434,648

Cost of sales	84,669	119,097	261,999	349,553
Gross profit	25,649	29,610	71,705	85,095

Selling, general and administrative expense	17,983	21,795	55,478	62,518
Income from operations	7,666	7,815	16,227	22,577

Interest expense	(1,005)	(2,024)	(3,248)	(5,748)
Interest income	15	691	337	1,630
Other income (expense), net	134	222	130	881
Income before income taxes	6,810	6,704	13,446	19,340

Provision for income taxes	2,227	2,251	4,328	6,490
Net income	$4,583	$4,453	$9,118	$12,850

Net income per common share:
Basic	$.46	$.45	$.91	$1.31
Diluted	$.46	$.45	$.91	$1.29
Average common shares
Basic	10,047	9,870	9,988	9,822
Diluted	10,086	9,970	10,012	9,949

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008
Operating Activities
Net income	$9,118	$12,850
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	392	318
Depreciation	6,050	6,990
Amortization	59	78
Stock-based compensation expense	429	443
Excess tax benefits from stock-based payment arrangements	(43)	(45)
Provision (benefit) for deferred income tax benefit	529	218
Gain on sale of property, plant and equipment	(22)	(99)
Changes in operating assets and liabilities:
Accounts receivable	22,869	(14,719)
Inventories	22,019	(4,238)
Prepaid expenses and other assets	136	(1,206)
Trade accounts payable and accrued liabilities	(15,232)	17,068
Income taxes payable	2,211	1,173
Other long-term liabilities	(784)	(833)
Net cash provided by operating activities	47,731	17,998

Investing Activities
Acquisitions, net of cash acquired	–	(22,055)
Purchase of property, plant and equipment	(2,661)	(5,052)
Proceeds from sale of property, plant and equipment	95	209
Net cash used by investing activities	(2,566)	(26,898)

Financing Activities
Net change in bank revolving credit facility	(36,000)	11,000
Principal payments on long-term debt and capital leases	(1,670)	(2,038)
Proceeds from issuance of long-term debt	1,497	1,986
Dividends paid	(1,796)	(1,766)
Proceeds from sale of common stock	1,117	1,073
Excess tax benefits from stock-based payment arrangements	43	45
Net cash provided by financing activities	(36,809)	10,300

Effect of exchange rate changes on cash	586	(412)
Net change in cash and cash equivalents	8,942	988
Cash and cash equivalents at beginning of the period	4,532	4,459
Cash and cash equivalents at end of the period	$13,474	$5,447

Cash paid during the period for:
Interest	$3,659	$5,732
Income taxes	$1,906	$2,866

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

September 30, 2009

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

    In connection with the preparation of the consolidated financial statements and in accordance with FASB ASC Topic 855, Subsequent Events, formerly Statement of Financial Standards No. (SFAS) 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of September  30, 2009 through November 7, 2009 and has disclosed a subsequent event in footnote 17.

 2.  Acquisitions

On May 30, 2008 the Company purchased Rivard Developpement (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers, which was accounted for as a business combination.  The purchase price was €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  We have allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of €9 million (approximately U.S. $13 million) related to this acquisition. The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million, (approximately U.S. $62 million) and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      The unaudited pro forma statement of income of the Company assuming these transactions occurred at January 1, 2008 is as follows:

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2009	2008

Net Sales	$333,704	$460,481
Net Income	$9,118	$14,502
Diluted Earnings per Share	$0.91	$1.46

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,506,000 and $2,430,000 at September 30, 2009 and December 31, 2008, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 52% and 57% of total inventory at September 30, 2009 and December 31, 2008, respectively.  The excess of current costs over LIFO valued inventories was $12,791,000 at September 30, 2009 and December 31, 2008.  Inventory obsolescence reserves were $8,829,000 at September 30, 2009 and $8,978,000 at December 31, 2008.  Net inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008

Finished goods	$89,881	$104,819
Work in process	11,997	16,247
Raw materials	11,316	11,182
	$113,194	$132,248

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates at each quarter end.

5.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with one of its current lenders that hedge future cash flows related to its outstanding debt obligations.  As of September 30, 2009, the Company had $59.0 million outstanding under its revolving credit facility and two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  One swap has a three year term and fixes the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at September 30, 2009, was a $1,671,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At September 30, 2009, ineffectiveness related to the interest rate swap agreements was not material.

6.  Fair Value Measurements

      The Company adopted ASC Subtopic 820-10, (formerly SFAS 157), “Fair Value Measurements and Disclosures, as amended” as of January 1, 2008.  FSAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  Fair value measurements are classified under the following hierarchy:

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

Derivative financial instruments

      The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $1,671,000 as of September 30, 2009.

      The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $72,000 loss as of September 30, 2009.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Nine Months Ended

	September 30,
	2009	2008

Dividends declared	$0.18	$0.18
Dividends paid	$0.18	$0.18

 8.  Stock-Based Compensation

      The Company has granted options to purchase its common stock to certain  employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement, based on certain criteria.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

      The Company’s stock-based compensation expense was $429,000 and $443,000 for the nine months ended September 30, 2009 and 2008, respectively.

There were no shares granted during the third quarter of 2009 and 39,000 shares granted in the third quarter of 2008.  The Company calculated the fair value for the 2009 and 2008 options using a Black-Scholes option pricing model using weighted average assumptions.  For options granted in the second quarter of 2009 and 2008, they are as follows:

	2009	2008
Risk-free interest rate	2.67%	3.13%
Dividend Yield	1.20%	1.20%
Volatility Factors	42.8%	43.6%
Weighted Average Expected Life	7.5 years	9.0 years

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	253,980
Granted	99,000	$11.45
Exercised	–
Cancelled	(5,000)	$22.66

Options outstanding at September 30, 2009	347,980	$17.85
Options exercisable at September 30, 2009	157,580	$18.74
Options available for grant at September 30, 2009	208,000

*Weighted Averages

      Options outstanding and exercisable at September 30, 2009 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	158,980	7.78	$ 12.25	59,980	$ 13.58
$19.79 - $25.18	189,000	7.42	$ 22.56	97,600	$ 21.90
Total	347,980			157,580

*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2009
	Shares	Exercise Price*
Options outstanding at beginning of year	226,000
Granted	93,000
Exercised	(125,000)	$8.9375
Cancelled	–

Options outstanding at September 30, 2009	194,000	$ 14.44
Options exercisable at September 30, 2009	79,000	$ 15.17
Options available for grant at September 30, 2009	367,000

*Weighted Averages

      Options outstanding and exercisable at September 30, 2009 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	148,000	7.45	$11.69	55,000	$12.10
$13.96 - $19.79	13,500	5.26	$18.71	10,500	$18.40
$25.02 - $25.18	32,500	7.92	$25.17	13,500	$25.16
Total	194,000			79,000

*Weighted Averages

9.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended September 30,

Nine Months Ended

			September 30,

(In thousands, except per share amounts)

2009

		2008

2009

				2008

Net Income	$4,583	$4,453	$9,118	$12,850

Average Common Shares:
Basic (weighted-average outstanding shares)	10,047	9,870	9,988	9,822

Dilutive potential common shares from stock options and warrants	39	100	24	127
Diluted (weighted-average outstanding shares)	10,086	9,970	10,012	9,949

Basic earnings per share	$0.46	$0.45	$0.91	$1.31

Diluted earnings per share	$0.46	$0.45	$0.91	$1.29

10.  Segment Reporting

      At September 30, 2009 and September 30, 2008 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net Revenue

Industrial	$45,547	$64,803	$134,737	$199,866
Agricultural	20,158	29,555	63,263	94,826
European	44,613	54,349	135,704	139,956
Consolidated	$110,318	$148,707	$333,704	$434,648

Income From Operations
Industrial	$947	$2,787	$415	$8,713
Agricultural	1,528	(248)	2,988	1,857
European	5,191	5,276	12,824	12,007
Consolidated	$7,666	$7,815	$16,227	$22,577

Goodwill
Industrial	$27,168	$27,183	$27,168	$27,183
Agricultural	–	5,580	–	5,580
European	22,281	22,744	22,281	22,744
Consolidated	$49,449	$55,507	$49,449	$55,507

Total Identifiable Assets
Industrial	$151,226	$176,677	$151,226	$176,677
Agricultural	61,859	81,841	61,859	81,841
European	140,853	139,765	140,853	139,765
Consolidated	$353,938	$398,283	$353,938	$398,283

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

12.    Comprehensive Income

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net Income	$4,583	$4,453	$9,118	$12,850
Cash flow derivatives, net of taxes	142	4	476	1
Amortization of actuarial net gain	38	(20)	116	(60)
Foreign currency translation adjustment	2,568	(11,713)	7,109	(9,711)

Comprehensive Income	$7,331	$(7,276)	$16,819	$3,080

      The components of Accumulated other comprehensive income as shown on the Balance Sheet are as follows:

September 30,

2009

(Unaudited)

December 31,  2008

		(Audited)
(in thousands)	2009	2008
Foreign currency translation adjustment	$8,614	$1,553
Derivatives, net of taxes	(1,036)	(1,560)
Actuarial gain on defined benefit pension plan	$(3,882)	$(3,998)

Accumulated other comprehensive income	$3,696	$(4,005)

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

      At September 30, 2009, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.  Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such estimates are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company’s pension expense was $138,000 and pension income was $89,000 for the three months ended September 30, 2009 and 2008, respectively.  The Company is required to contribute $487,000 to the pension plans for 2009.

15.  Income Taxes

      We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

      We currently file income tax returns in the U.S., U.K., France, Canada and Australia, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

16.  Recent Accounting Pronouncements

      In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “non-authoritative” based on its inclusion or exclusion from the codification.  The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The codification of U.S. GAAP became effective for the quarter ending after September 30, 2009.  We do not expect this statement to have a material impact on our consolidated financial statements.

      In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 was subsequently codified in the FASB Accounting Standards Codification Topic 855 (“ASC 855”).  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In accordance with this standard, which was effective beginning with the quarter ended June 30, 2009, management has evaluated subsequent events for accounting and disclosure through the date of filing this quarterly report on Form 10-Q, which is November 9, 2009.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141.  SFAS 141R has subsequently been codified in the FASB Accounting Standards Codification Topic 805 (“ASC 805”).  ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  The new standard also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  The new standard became effective for the Company on January 1, 2009.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, (“SFAS 160”).  SFAS 160 has subsequently been codified in the FASB Accounting Standards Codification Topic 810 (“ASC 810”).  The new standard amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard is effective for the Company this fiscal year.

      The Financial Accounting Standards Board’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables.  Under current accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement is that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminates that requirement and requires an entity to estimate the selling price of each element in the arrangement.  The result will likely be that more arrangements will be separated into multiple elements of accounting than was the case previously.

      The new guidance is effective for the Company as of beginning January 1, 2011, and will be applied prospectively to new arrangements entered into beginning on that date.  Early adoption is permitted as of the beginning of a fiscal year.  If the new guidance is adopted early in other than the first period of the fiscal year, the guidance must be adopted retrospectively to the beginning of the fiscal year of adoption.  Retrospective application to prior years is allowed, but not required.  In the initial year of application, certain qualitative and quantitative disclosures about the impact of the adoption are required.  The Company has not yet determined the impact of adoption.

      In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”) expanding the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  SFAS 161 has subsequently been codified in the FASB Accounting Standards Codification Topic 815 (“ASL 815”).  To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 on January 1, 2009 and it did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which is to be included in ASC Topic 810, consolidation. This guidance amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

17.  Subsequent Events

On September 4, 2009 the Company announced it has signed an agreement to acquire the majority of the assets and assume certain liabilities of Bush Hog, LLC (“Bush Hog”), a leader in the design, manufacture, distribution and service of rotary cutters and other agricultural implements and equipment.  The purchase consideration was 1.7 million shares of Alamo Group Inc. common stock which, after the closing, would represent approximately 14.5% of the outstanding common stock of Alamo Group.  The purchase includes substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks.

On October 22, 2009, the Company announced it had completed the acquisition of the majority of the assets of Bush Hog.  As consideration for the assets acquired, the Company issued 1.7 million unregistered shares of Alamo Group Inc. common stock ($.10 par value) and assumed certain operating liabilities, though no funded debt.

      On November 6, 2009, the Company entered into the Seventh Amendment of the Amended and Restated Revolving Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank, as its lenders.  Prior to the execution of this Amendment, BBVA Compass Bank acquired certain assets of Guaranty Bank which included this credit facility and JPMorgan Chase Bank assigned its interest to Well Fargo Bank, N.A.  The purpose of the amendment was to add Bush Hog as a member of the Obligated Group and pledge a first priority security interest in certain U.S. assets (accounts receivable, inventory, equipment, trademarks and trade names) of the Borrower and each member of the Obligated Group.  The Lenders agreed to increase the operating leverage ratio during the next three quarters and to add a new EBIT to Interest Expense covenant in exchange for a commitment fee and an increase in the Applicable Interest Margin over LIBOR or Prime Rate advances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(As Percentages of Net Sales)	2009	2008	2009	2008
North American
Industrial	41.3%	43.6%	40.4%	46.0%
Agricultural	18.3%	19.9%	18.9%	21.8%
European	40.4%	36.5%	40.7%	32.2%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2009	2008	2009	2008

Gross margin	23.3%	19.9%	21.5%	19.6%
Income from operations	6.9%	5.3%	4.9%	5.2%
Income before income taxes	6.2%	4.5%	4.0%	4.5%
Net income	4.2%	3.0%	2.7%	3.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      During the nine months of 2009, the Company’s net income was down due to the general weakness in the worldwide economy.  The acquisition of Rivard was accretive to the Company in sales and net income during the nine months of the year.  Sales in the Industrial Division were down 33% during the first nine months of 2009 due to budget constraints and revenue shortfalls of governmental entities and related contractors.  Higher dollar items such as the excavator and sweeper products were particularly affected.  The Agricultural Division also saw a 33% decrease as both dealers and end users were reluctant to make commitments due to the uncertainty in the economy.  Excluding the acquisition of Rivard, sales in local currency for the European Division were essentially flat for the nine months of 2009.

      The Company remains concerned that our markets for the remainder of 2009 could continue to be negatively affected by a variety of factors such as the downturn in the overall economy; constrained credit availability; increase in governmental regulations, changes in farm incomes due to commodity prices or governmental aid programs; outbreak of the H1N1 virus at one or more of the Company’s facilities which could affect our manufacturing capabilities; adverse situations that could affect our customers such as cutback on dealer stocking levels; weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities to which the Company sells its products and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

      Net sales for the third quarter of 2009 were $110,318,000, a decrease of $38,389,000 or 25.8% compared to $148,707,000 for the third quarter of 2008.  The decrease was primarily attributable to the decline in the worldwide economy which continued to affect the markets which the Company serves.

Net North American Industrial sales decreased during the third quarter by $19,256,000 or 29.7% to $45,547,000 for 2009 compared to $64,803,000 during the same period in 2008. The majority of the decrease came from lower sales to governmental entities and related contractors of excavator, sweeper and mowing products.  Compared to 2008, sales to cities and counties remained steadier than those to state agencies.

Net North American Agricultural sales were $20,158,000 in 2009 compared to $29,555,000 for the same period in 2008, a decrease of $9,397,000 or 31.8%.  The decrease was the result of continued soft market conditions and lower commodity prices in the agricultural market.  Market uncertainty and tighter credit has made dealers reluctant to stock inventory at historic levels.

Net European Sales for the third quarter of 2009 were $44,613,000, a decrease of $9,736,000 or 17.9% compared to $54,349,000 during the third quarter of 2008.  The majority of the decrease was primarily due to softness in French markets as well as changes in the exchange rates.

      Gross profit for the third quarter of 2009 was $25,649,000 (23.3% of net sales) compared to $29,610,000 (19.9% of net sales) during the same period in 2008, a decrease of $3,961,000.  The decrease was due to decline in sales during the third quarter of 2009.  The increase in gross margin percentage was a result of cost saving initiatives implemented earlier in the year along with favorable pricing of raw materials and purchased components.

      Selling, general and administrative expense (“SG&A”) was $17,983,000 (16.3% of net sales) during the third quarter of 2009 compared to $21,795,000 (14.7% of net sales) during the same period of 2008, a decrease of $3,812,000.  The decrease came from reductions in headcounts despite severance costs along with lower commissions due to reduced sales volume.

      Interest expense was $1,005,000 for the third quarter of 2009 compared to $2,024,000 during the same period in 2008, a decrease of $1,019,000.  The decrease was from lower borrowings and lower interest rates in 2009 compared to 2008.

      Other income (expense) was $134,000 of income during the third quarter of 2009 compared to $222,000 of income in the third quarter of 2008.  The gains in both 2009 and 2008 are entirely from changes in exchange rates.

      Provision for income taxes was $2,227,000 (32.7% of income before taxes) for the third quarter of 2009 compared to $2,251,000 (33.6% of income before taxes) in the third quarter of 2008.

      The Company’s net income after tax was $4,583,000 or $.46 per share on a diluted basis for the third quarter of 2009 compared to $4,453,000 or $.45 per share on a diluted basis for the third quarter of 2008.  The increase of $130,000 resulted from the factors described above.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

      Net sales for the first nine months of 2009 were $333,704,000, a decrease of $100,944,000 or 23.2% compared to $434,648,000 for the first nine months of 2008.  The decrease was primarily from continued weakness in the economy which has continued since the fourth quarter of 2008.

Net North American Industrial sales decreased during the first nine months by $65,129,000 or 32.6% to $134,737,000 for 2009 compared to $199,866,000 during the same period in 2008. The decrease was due from lower sales of excavator, vacuum truck, sweeper and mowing equipment as governmental entities continue to be affected by budget constraints and revenue shortfalls.

Net North American Agricultural sales were $63,263,000 in 2009 compared to $94,826,000 for the same period in 2008, a decrease of $31,563,000 or 33.3%.  The decrease was mainly due to dealer reluctance to stock farm equipment at historical levels as a result of the slowdown in the agricultural sector and concerns about the overall economy.

Net European Sales for the first nine months of 2009 were $135,704,000, a decrease of $4,252,000 or 3.0% compared to $139,956,000 during the same period of 2008.  The decrease was primarily due to changes in exchange rates and softness in the French markets.  The Rivard acquisition added to sales for the year and to a lesser extent higher export sales outside our core markets.

      Gross profit for the first nine months of 2009 was $71,705,000 (21.5% of net sales) compared to $85,095,000 (19.6% of net sales) during the same period in 2008, a decrease of $13,390,000. The decrease was mainly due to reduced sales during 2009, which was somewhat offset by the Rivard acquisition.  Gross margin percentages improved over 2008 as a result of favorable pricing in both raw material and purchased components and continued improvements from efficiency initiatives.

Selling, general and administrative expense (“SG&A”) were $55,478,000 (16.6% of net sales) during the first nine months of 2009 compared to $62,518,000 (14.4% of net sales) during the same period of 2008, a decrease of $7,040,000.  The decrease in SG&A for the nine months of 2009 was due to reductions in workforce despite severance costs, reductions in insurance premiums and audit fees, and reduced commissions from lower sales volumes.

      Interest expense was $3,248,000 for the first nine months of 2009 compared to $5,748,000 during the same period in 2008, a decrease of $2,500,000.  The decrease was due to reduced borrowings and lower interest rates in 2009.

      Other income (expense) was $130,000 of income during the first nine months of 2009 compared to $881,000 of income in the first nine months of 2008.  The gains in both 2009 and 2008 are entirely from changes in exchange rates.

      Provision for income taxes was $4,328,000 (32.2% of income before taxes) for 2009 compared to $6,490,000 (33.6% of income before taxes) in 2008.

      The Company’s net income after tax was $9,118,000 or $.91 per share on a diluted basis for the first nine months of 2009 compared to $12,850,000 or $1.29 per share on a diluted basis for the first nine months of 2008.  The decrease of $3,732,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales in certain of our operations.  These sales level the Company’s production during the off season.

As of September 30, 2009, the Company had working capital of $160,232,000 which represents a decrease of $20,109,000 from working capital of $180,341,000 as of December 31, 2008.  The decrease in working capital was primarily from reductions in current assets, mainly trade receivables from a decrease in sales volume compared to 2008 and lower inventory levels from reduced levels of activity.

Capital expenditures were $2,661,000 for the first nine months of 2009, compared to $5,052,000 during the first nine months of 2008.  Capital expenditures for 2009 are expected to be below 2008 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2008 or the nine months of 2009.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      Net cash used by financing activities was $36,809,000 during the nine month period ending September 30, 2009, compared to net cash provided of $10,300,000 for the same period in 2008.  The decrease in financing activities in 2009 was from paydowns on the bank credit facility due to cash provided by operating activities.

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

      On November 6, 2009, the Company entered into the Seventh Amendment of the Amended and Restated Revolving Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank, as its lenders.  Prior to the execution of this Amendment, BBVA Compass Bank acquired certain assets of Guaranty Bank which included this credit facility and JPMorgan Chase Bank assigned its interest to Well Fargo Bank, N.A.  The purpose of the amendment was to add Bush Hog as a member of the Obligated Group and pledge a first priority security interest in certain U.S. assets (accounts receivable, inventory, equipment, trademarks and trade names) of the Borrower and each member of the Obligated Group.  The Lenders agreed to increase the operating leverage ratio during the next three quarters and to add a new EBIT to Interest Expense covenant in exchange for a commitment fee and an increase in the Applicable Interest Margin over LIBOR or Prime Rate advances.

      On May 13, 2008, Alamo Group Europe Limited entered into a £5.5 million overdraft facility with Lloyd’s TSB Bank plc.  The facility expires on October 31, 2009 and is in the process of being renewed.  Outstandings bear interest at Lloyd’s Base Rate plus 1.1% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of September 30, 2009, there was no outstanding balance borrowed against the U.K. overdraft facility.

As of September 30, 2009, there was $59,000,000 borrowed under the Revolving Credit Facility.  At September 30, 2009, $917,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $42,000,000 in available borrowings.

      There are additional lines of credit, for the Company’s French operations in the amount of 9,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of September 30, 2009, 1,233,000 Euros were borrowed against the French line of credit, 2,593,000 Canadian dollars were outstanding on the Canadian line of credit and 500,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

      As of September 30, 2009, the Company was in compliance with the terms and conditions of its credit facilities.

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

      The bad debt reserve balance was $2,506,000 at September 30, 2009 and $2,430,000 at December 31, 2008.

Sales Discounts

      At September 30, 2009 the Company had $3,957,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2008 on products shipped to our customers under various promotional programs.  The decrease was due primarily from lower additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,829,000 at September 30, 2009 and $8,978,000 at December 31, 2008 in reserve to cover obsolescence and slow moving inventory.  The decrease in reserve for obsolescence was mainly due to inventory written off in the Company’s European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.

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

The current warranty reserve balance was $5,186,000 at September 30, 2009 and $5,409,000 at December 31, 2008.  The majority of the decrease came from lower reserves in the Company’s U.S. Industrial Division.  The Company has a long-term liability for extended warranty policies sold to customers in the amount of $299,000 at September 30, 2009 and $331,000 at December 31, 2008 with a life expectancy of 1 to 5 years.

Product Liability

At September 30, 2009 the Company had accrued $387,000 in reserves for product liability cases compared to $85,000 at December 31, 2008.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2009, the self insured retention (S.I.R.) for U.S. product liability coverage for all products was at $100,000 per claim.  On September 30, 2009 the Company renewed its insurance coverage and the S.I.R. for all products remained at $100,000.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

Goodwill

      Under ASC 350, Intangible-Goodwill and Other, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of Statement of Financial Accounting Standards No.141R, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimated the fair value of its reporting units using various valuation techniques, with one technique being a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $5,010,000 in the Agricultural segment in 2008.  No goodwill impairment was recorded in 2007 or 2006.  As of September 30, 2009, the Company had $49,449,000 of goodwill, which represents 14% of total assets.

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

      To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of nine months.  As of September 30, 2009, the Company had $3,041,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $456,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

      The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,781,000 for the period ending September 30, 2009.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,769,000 for the period ended September 30, 2008.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2009 was a gain of $2,568,000.  On September 30, 2009, the British pound closed at .6258 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6833 relative to 1.00 U.S. dollar.  At December 31, 2008 the British pound closed at ..6853 relative to 1.00 U.S. dollar and the Euro dollar closed at .7159 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2008, the British pound closed at .5625 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7104 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the 2009 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $885,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On October 22, 2009, Alamo Group Inc. (the “Company”) completed the acquisition of the majority of the assets of Bush Hog, LLC (“Bush Hog”) according to the terms and conditions of an Asset Purchase Agreement, dated September 4, 2009, between the Company and Bush Hog.  As consideration for the assets acquired, the Company issued 1.7 million unregistered shares of Alamo Group Inc. common stock ($.10 par value) and assumed certain operating liabilities, though no funded debt.  The shares of common stock were issued to Bush Hog without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of the Securities Act.

Item 3. - None

Item 4. - None

Item 5. Other Information

(a)   Reports on Form 8-K

September 4, 2009 - Press Release announcing, the signing of an agreement to acquire the majority of the assets and assume certain liabilities of Bush Hog LLC

September 9, 2009 – Asset Purchase Agreement dated September 4, 2009, with Bush Hog, LLC

October 22, 2009 – Press Release announcing completion of Bush Hog LLC acquisition

November 4, 2009 – Press Release announcing third quarter fiscal 2009 earnings

(b)   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	Seventh Amendment of Amended and Restated Revolving Credit Agreement dated November 5, 2009.	Filed Herewith
31.1	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

