Form 10-K
period 2009-12-31
ALAMO GROUP INC
filed 2010-03-15
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [   ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [    ]

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2009 (based upon the last reported sale price of $10.10 per share) was approximately $66,407,460 on such date.

        The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 26, 2010 was 11,746,929 shares.

        Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2010 Annual Meeting of Stockholders to be held on May 6, 2010, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1.  Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture, distribution and service of high quality equipment for right-of-way maintenance and agriculture. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has 2,340 employees and operates a total of eighteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. (“SMA”) located in Orleans, France. SMA manufactures and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts primarily to departments of the French government. This acquisition, along with the acquisitions of Forges Gorce, a flail blade manufacturer in France, in 1996 and Rousseau Holdings, S.A. (“Rousseau”), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

       In 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation (“Herschel”), a leading manufacturer and distributor of aftermarket farm equipment replacement and wear parts.

      In 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”). Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors. The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves.  In 2004, the Company purchased the pothole patcher from Wildcat Manufacturing, Inc. The product line was merged into the Schwarze operation and is complementary to its current product offerings.

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

      In 2000, the Company acquired Schulte Industries Ltd. and its related entities (“Schulte”). Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte strengthened the Company’s Canadian presence in both marketing and manufacturing. It also expanded the Company’s range of large, heavy-duty rotary mowers.

      In 2001, the Company acquired all of the assets of SMC Corporation (“SMC”). SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturer (“OEM”) customers and its own SMC brand. This acquisition expanded the product range of our agricultural division by branding a line of loaders for Rhino.

      In 2002, the Company purchased inventory, fixed assets and certain other assets of Valu-Bilt Tractor Parts (“Valu-Bilt”), a subsidiary of Quality Stores, Inc., located in Des Moines, Iowa. Valu-Bilt is a distributor of new, used and rebuilt tractor parts and other agricultural spare and wear parts sold directly to customers through its catalog and the internet and on a wholesale basis to dealers. Subsequent to the purchase, the operations of Valu-Bilt in Des Moines, Iowa, were consolidated into the Company’s Herschel facility in Indianola, Iowa.

      In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a leading French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements in the French market which we have expanded in the U.K. as well.

      In 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited (“Spearhead”) and subsequently merged its manufacturing operations into Bomford’s facility. Spearhead manufactures a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters. This acquisition extends our product lines and market coverage in Europe.

      In early 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc. including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition has enhanced our Industrial Division products which are sold to governmental buyers and related contractors for maintenance along right-of-ways.

      In 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”). This includes the product lines, inventory and certain other assets that relate to this business. The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio, and the sweeper line was merged into the Schwarze product line in Huntsville, Alabama.

      In, 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which has expanded its presence in that market and complements its Schwarze sweeper line.

      On March 6, 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users.

      On May 30, 2008, the Company acquired Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers.  The acquisition broadened the Company’s product offering to its customers in Europe and other markets we serve.

      On October 22, 2009, the Company acquired substantially all the assets of Bush Hog, LLC. (“Bush Hog”), a leading agricultural equipment manufacturer of rotary cutters, finishing mowers, zero turn radius mowers (“ZTRs”), front-end loaders, backhoes, landscape equipment and a variety of other implements.  This acquisition, combined with the Company’s range of agricultural mowers, creates one of the largest manufacturers of agricultural mowers in the world.

Marketing and Marketing Strategy

      The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Henke®, Bush Hog®, Rhino®, M&W®, , SMC™, Herschel™, Valu-Bilt®, Fuerst® , Schulte®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard®  trademarks as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial

      Alamo Industrial equipment is principally sold through independent dealers to governmental end-users, related independent contractors and, to a lesser extent, utility and other dealers serving right-of-way maintenance operators and other applications in the U.S. and other countries. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

      Tiger equipment includes heavy-duty, tractor- and truck-mounted mowing and vegetation maintenance equipment and replacement parts. Tiger sells to state, county and local governmental entities and related contractors, primarily through a network of independent dealers. Tiger’s dealer distribution network is independent of Alamo Industrial’s dealer distribution network. A portion of Tiger’s sales includes tractors, which are not manufactured by Tiger.

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers along with high-efficiency environmental sweepers, pothole patchers and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network.  A portion of Schwarze’s sales includes chassis which are not manufactured by Schwarze.  The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

      Gradall produces a range of models based on high-pressure hydraulic telescoping booms which are sold through dealers primarily to governmental agencies, contractors and to a lesser extent the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers.

      VacAll produces catch basin cleaners and roadway debris vacuum systems. These units are powerful and versatile with uses including, but not limited to, removal of wet and dry debris, spill elimination and cleaning of sludge beds. VacAll also offers a line of sewer cleaners. VacAll products are primarily sold through dealers to industrial and commercial contractors as well as governmental agencies.  A portion of VacAll’s sales includes chassis which are not manufactured at the Gradall facility.

      Nite-Hawk manufactures parking lot sweepers with its unique and innovative hydraulic design. By eliminating the auxiliary engine, Nite-Hawk sweepers have proven to be fuel efficient, environmentally conscious, and cost effective to operate. Nite-Hawk focuses mainly on and sells direct to parking lot contractors.  A portion of Nite-Hawk’s sales includes chassis which are not manufactured by Nite-Hawk.

      Henke designs and manufactures snow plows and heavy-duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

North American Agricultural

      Bush Hog, Rhino and M&W equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary cutters, finishing mowers, flail mowers, disc mowers, ZTR ride-on mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. This equipment is primarily sold through farm equipment dealers, as well as original equipment manufacturers (“OEMs”) and other distributors.

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today. The majority of the products are sold to OEMs and, to a lesser extent, as Rhino branded equipment.

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

      Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts. Schulte serves both the agricultural and industrial markets primarily in Canada and the U.S. Schulte also sells some of the Company’s other product lines in their markets and some of its products through independent distributors throughout the world.

European

      McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe and, to a lesser extent, throughout the world through independent dealers and distributors.

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

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. Forges Gorce manufactures flail blades which are sold to some of the Company’s subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers, agricultural implements and related replacement parts. Twose products are manufactured at the Company’s U.K. facilities. These products are sold through Twose’s dealer distribution network in the U.K. and through Faucheux’s and other independent distributors internationally.

      The addition of Spearhead expanded the Company’s product lines, particularly rotary cutters, and market coverage in Europe and increased utilization of our U.K. manufacturing facilities.

      Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. Historically, the majority of Faucheux sales have been in France, but the Company has expanded market coverage to other countries.

      Rousseau sells hydraulic and mechanical boom mowers, primarily in France through its own sales force and dealer distribution network to mainly agricultural and governmental markets. These products have also been introduced into other markets outside of France.

      Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers.  Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe, to governmental entities and related contractors.  It also complements our product offerings in North America.

Replacement Parts

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 24%, 23% and 26% of the Company’s total sales for the years ended December 31, 2007, 2008 and 2009, respectively. The percentage increase in 2009 was mainly from a change in sales mix between wholegoods and parts. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

      The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2009, the Company employed 131 people in its various engineering departments, 57 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $4,762,000 in 2009, $5,443,000 in 2008 and $5,185,000 in 2007. As a percentage of sales, research and development was approximately 1.0% in 2009, 1.0% in 2008 and 1.0% in 2007, and is expected to continue at similar levels in 2010.

Seasonality

      The Company’s sales, both product and spare parts, are generally higher in the second and third quarters of the year because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is lower in harsh weather.  The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities. Additionally, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, under these programs.

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

Unfilled Orders

      As of December 31, 2009, the Company had unfilled customer orders of $71,333,000 compared to $64,071,000 at December 31, 2008. The 11% increase was a result of the acquisition of Bush Hog.  The Company continues to be affected by soft market conditions due to the downturn in the global economy.  Management expects that substantially all of the Company’s backlog as of December 31, 2009 will be shipped during fiscal year 2010. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for supplying more than 10% of the aggregate revenue of the Company.

Sources of Supply

      The principal raw materials used by the Company include steel, other metals and hydraulic tubing.  During 2009, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.  No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

       While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gear boxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications.  In addition, the Company, through its subsidiaries, purchases tractors and truck chassis as a number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year. Some of the U.S. truck chassis and industrial engines used in the Company’s products and manufactured after January 1, 2010, will be required to meet Tier IV federal guidelines for emission controls, which will increase the cost of our units and our working capital requirements.  Other jurisdictions, particularly in Europe, have already implemented similar requirements.  The Company sources its purchased goods from international and domestic suppliers.  No single supplier is responsible for supplying more than 10% of the purchased goods used by the Company.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The Company amortizes approximately $79,000 annually in patents and trademarks relating to the industrial segment. The net book value of the patents and trademarks was $5,803,000 and $3,982,000 as of December 31, 2009 and 2008, respectively.

      Products manufactured by the Company are advertised and sold under numerous trademarks. Alamo Industrial®, Terrain King®, Gradall®, VacAll™, Henke®, Bush Hog®, Rhino®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Valu-Bilt®,  Rivard®, Rousseau™ and Spearhead™ trademarks are the primary marks for the Company’s products. The Company also owns other trademarks which it uses to a lesser extent, such as M&W®, SMC™, Fuerst®, Triumph®, Mott®, Turner®, and Dandl®. Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business. The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by monitoring existing wells, an unconditional “no further action” letter will be requested.

      At December 31, 2009, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama is contaminated with chlorinated volatile compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas are primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to remove the underground storage tanks at its cost and is liable for remediating the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm has been retained by the prior owner and is administering the cleanup.

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

Employees

      As of December 31, 2009, the Company employed 2,340 employees. In the U.S. the Company has collective bargaining agreements at the Gradall facility which cover 140 employees and will expire in March 2010 and at the SMC facility covering 38 employees which will expire on June 30, 2012. The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 900 employees. The Company considers its employee relations to be satisfactory.

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

The Company’s website is www.alamo-group.com. The Company makes available free of charge through its website, via a link to the SEC’s website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available through its website, via a link to the SEC’s website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others required to file under Section 16 of the Exchange Act.

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

  our ability to hire and retain quality employees; and

  decreases in the prices of agricultural commodities, which could affect our customers’   income levels.

      In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

  impact of tighter credit markets on the Company, its dealers and end-users;

  changes in business and political conditions and the economy in general in both domestic and international markets;

  increase in unfunded pension plan liability due to financial market deterioration;

  price and availability of critical raw materials, particularly steel and steel products;

  increased competition;

  our ability to develop and manufacture new and existing products profitably;

  adverse weather conditions such as droughts and floods which can affect the buying patterns of our customers and related contractors;

  increased costs of complying with new regulations which affect public companies;

  the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics;

  impairment in the carrying value of goodwill;

  adverse market conditions and credit constraints which could affect our customers, such as cutbacks on dealer stocking levels;

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

      We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above and under “Risk Factors,” as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us and our businesses, including factors that could potentially materially affect our financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company’s businesses.

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2010 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	57	President and Chief Executive Officer
Dan E. Malone	49	Executive Vice President and Chief Financial Officer
Robert H. George	63	Vice President, Secretary and Treasurer
Richard J. Wehrle	53	Vice President and Controller
Donald C. Duncan	58	Vice President and General Counsel
Geoff Davies	62	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	63	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division

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

      Geoff Davies, OBE and PhD, has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003. From 1988 to 1993, Dr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

      Richard D. Pummell was elected Vice President of Alamo Group Inc. in November 2009.  Mr. Pummell joined the Company in 2005 as Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural division.  Prior to joining the Company, Mr. Pummell was Vice President for Global Supply and General Manager of Metso Minerals.

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

  weakness in worldwide economy;

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

  impact of tighter credit markets on the Company, its dealers and end-users;

  impairment in the carrying value of goodwill; and

  increase in unfunded pension plan liability due to financial market deterioration.

      In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

  animal disease outbreaks, epidemics and crop pests;

  weather conditions, such as droughts and floods;

  changes in farm incomes;

  cattle and agricultural commodity prices;

  changes in governmental agricultural policies worldwide;

  the level of worldwide farm output and demand for farm products; and

  limits on agricultural imports.

A downturn in general economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings.

      The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the foreign economies in which we conduct business.  Slow or negative growth rates, inflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

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

Our dependence on, and the price and availability of, raw materials as well as purchased components may adversely affect our business, results of operations and financial condition.

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

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  No goodwill impairment was recorded in 2007.  As of December 31, 2009, goodwill was $35,207,000, which represents 9% of total assets.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

We have operations in a number of countries outside of the United States. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

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

  changes in currency exchange rates; and

  disruptions in transportation and port authorities.

Our international operations may also be adversely affected by laws and policies of the United States and the other countries in which we operate affecting foreign trade, investment and taxation.

In addition, political developments and governmental regulations and policies in the countries in which we operate directly affect the demand for our products. For example, decreases or delays in farm subsidies to our agricultural customers, or changes in environmental policies aimed at limiting mowing activities, could adversely affect our business, results of operations and financial condition.

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

We may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. We could face many risks in integrating acquired businesses, but not limited to the following:

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

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns, as do replacement parts in general. In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. We utilize a rolling twelve-month sales forecast provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities. Additionally, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods. Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales in any given period may not reflect the timing of dealer orders and retail demand.

   Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts. Consequently, we cannot assure that sudden or significant declines in industry demand would not adversely affect our working capital or results of operations.

If we do not retain key personnel and attract and retain other highly skilled employees, our business may suffer.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional “no further action” letter will be requested.

      At December 31, 2009, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama is contaminated with chlorinated volatile compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas are primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner, agreed to remove the underground storage tanks at its cost and is liable for remediating the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm has been retained by the prior owner and is administering the cleanup.

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

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of our products in international markets. While we do hedge against such fluctuations to an extent (primarily in the U.K. market), we cannot assure you that we will be able to effectively manage these risks. Significant long-term fluctuations in relative currency values, such as a devaluation of the Euro against the U.S. dollar, could have an adverse effect on our future results of operations or financial condition.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly and its trading volume has generally been low, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the NYSE during 2009 ranged from $17.15 to $9.37 per share, and during 2008 from $25.98 to $10.80 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions.  Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. At December 31, 2009, 11,746,929 shares of our common stock were issued and outstanding, and there were outstanding options to purchase an additional 539,480 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan.  Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog, future private placements of our securities for capital raising purposes or for other business purposes.  This would further dilute the interests of our existing stockholders.

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

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include supermajority voting requirements, prohibiting the stockholder from calling stockholder meetings, removal of directors for cause only and prohibiting shareholder actions by written consent. Our Certificate of Incorporation and By-laws state that any amendment to certain provisions, including those provisions regarding the removal of directors and limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater shareholder for a period of three years from the date such person acquired such status unless certain board or shareholder approvals were obtained. For more information, see “Description of Capital Stock.”

      Certain stockholders own a significant amount of our common stock, and their interests may conflict with those of our other stockholders.

As of December 31, 2009, Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation, beneficially owned approximately 24% of our outstanding common stock and five other investors, Third Avenue Management LLC, Duroc, LLC, Dimensional Fund Advisors LP, Tradewinds Global Investor, LLC and Met Investors Advisory, LLC, beneficially own over 44% of our outstanding common stock. As a result, either Capital Southwest or the other major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. In addition, the interests of Capital Southwest and other major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties

      At December 31, 2009, the Company utilized nine principal manufacturing plants located in the United States, seven in Europe, one in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama	1,016,700	Owned	Mechanical Rotary mowers, finishing mowers, zero turn radius mowers, backhoes, front-end loaders for Bush Hog
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers for Rhino and M&W, Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino, and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEMs, SMC and Rhino
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Orleans, France	40,000	Owned	Heavy-Duty, Tractor-Mounted Grass and Hedge Mowing Equipment for SMA
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadoires, France	12,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Warehouses & Sales Offices, Seguin, Texas Offices	58,000 10,400 5,600	Owned Owned Leased	Service Parts Distribution and Sales Office Corporate Office
Total	3,427,500

      Approximately 90% of the manufacturing, warehouse and office space is owned.  During 2009, the Company closed its warehouse operations in Memphis, Tennessee and this 15,000 sq. ft. facility is for sale. Except as otherwise stated herein, the Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional “no further action” letter will be requested.

      At December 31, 2009, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama is contaminated with chlorinated volatile compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas are primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner, agreed to remove the underground storage tanks at its cost and is liable for remediating the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm has been retained by the prior owner and is administering the cleanup.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer   Purchases of Equity Securities

      The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 26, 2010, there were 11,746,929 shares of common stock outstanding, held by approximately 116 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 26, 2010, the closing price of the common stock on the New York Stock Exchange was $17.81 per share.

      The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2009				2008
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2009	$18.04	$9.22	$ .06	March 31, 2008	$21.40	$17.34	$ .06
June 30, 2009	13.25	9.90	.06	June 30, 2008	26.46	19.27	.06
September 30, 2009	17.16	9.98	.06	September 30, 2008	23.46	15.84	.06
December 31, 2009	17.33	13.10	.06	December 31, 2008	17.22	10.69	.06

      On January 5, 2010, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 3, 2010, to holders of record as of January 19, 2010. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2008 or in 2009. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

      Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 13 of this Annual Report on Form 10-K.

Stock Price Performance Graph

      The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Alamo Group Inc. specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

      The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2009, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

      The Company believes a representative industry peer group of companies with a similar business segment profile does not exist. The SEC has indicated that companies may use a base other than industry or line of business for determining its peer group index, such as an index of companies with similar market capitalization. Accordingly, the Company has selected the Russell 2000 Index, a widely used small market capitalization index, to use as a representative peer group.

	12/04	12/05	12/06	12/07	12/08	12/09

Alamo Group Inc.	100.00	76.30	88.28	68.85	57.55	67.27
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

Item 6. Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operations:
Net sales	$446,487	$557,135	$504,386	$456,494	$368,110
Income before income taxes	28,619	17,226	18,035	16,975	16,739
Net income	17,091	10,999	12,365	11,488	11,291
Percent of sales	3.8%	2.0%	2.5%	2.5%	3.1%
Earnings per share
Basic	1.65	1.12	1.26	1.18	1.16
Diluted	1.65	1.11	1.24	1.16	1.14
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	10,330	9,847	9,781	9,756	9,746
Diluted	10,363	9,950	9,953	9,925	9,908
Financial Position:
Total assets	$377,963	$386,132	$350,630	$326,634	$246,216
Short-term debt and current maturities	5,453	4,186	3,368	3,339	2,997
Long-term debt, excluding current maturities	44,336	99,884	78,527	78,526	30,912
Stockholders’ equity	$235,377	$184,312	$198,698	$181,734	$163,476

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2009	2008	2007

North American
Industrial	$ 173,905	$ 254,787	$ 253,203
Agricultural	92,415	120,232	117,652
European	180,167	182,116	133,531
Total net sales	$ 446,487	$ 557,135	$ 504,386

Cost and profit margins, as percentages of net sales:

Cost of sales	78.8%	80.4%	80.6%
Gross profit	21.2%	19.6%	19.4%
Selling, general and administrative expenses	17.0%	14.9%	14.6%
Income from operations	7.2%	3.8%	4.7%
Income before income taxes	6.4%	3.1%	3.6%
Net income	3.8%	2.0%	2.5%

Results of Operations

Fiscal 2009 compared to Fiscal 2008

The Company’s net sales in the fiscal year ended December 31, 2009 (“2009”) were $446,487,000, a decrease of $110,648,000 or 19.9% compared to $557,135,000 for the fiscal year ended December 31, 2008 (“2008”). The decrease was primarily attributable to the general weakness in the worldwide economy which began in the fourth quarter of 2008 and continues to affect the markets the Company serves.  The acquisitions of Rivard and Bush Hog were accretive to the Company’s sales for 2009.

North American Industrial sales (net) were $173,905,000 in 2009 compared to $254,787,000 in 2008, an $80,882,000 or 31.7% decrease. The decrease came from lower sales of excavator, vacuum truck, sweeper and mowing equipment as governmental entities continue to be affected by budget constraints and revenue shortfalls.  Sales to cities and counties remained steadier than those to state agencies.

North American Agricultural sales (net) were $92,415,000 in 2009 compared to $120,232,000 in 2008, representing a decrease of $27,817,000 or 23.1%. The decrease was due to market uncertainty and tighter credit as dealers were reluctant to stock inventory at historical levels.  The acquisition of Bush Hog on October 22, 2009 added $10,863,000 in sales.

European sales (net) decreased $1,949,000 or 1.1% to $180,167,000 in 2009 compared to $182,116,000 in 2008. This decrease was mainly due to changes in the exchange rates and softness in the French markets and to a lesser extent was offset by higher export sales outside our core markets.  The Rivard acquisition added $23,858,000 to sales for 2009.

Gross margins for 2009 were $94,561,000 (21.2% of net sales) compared to $109,414,000 (19.6% of net sales) in 2008, a decrease of $14,853,000. The decrease was due to reduced sales during 2009, which was somewhat offset by the Rivard acquisition.  Gross margin percentages improved over 2008 as a result of favorable pricing in both raw and purchase components and continued improvement in efficiency initiatives.

      Selling, general and administrative expenses (“SG&A”) were $76,099,000 (17.0% of net sales) in 2009 compared to $83,059,000 (14.9% of net sales) in 2008. The decrease of $6,960,000 in SG&A in 2009 primarily came from reductions in workforce net of $1,158,000 in severance costs, lower insurance premiums and professional fees, and reduced commissions from lower sales volumes.  Bush Hog acquisition costs were $828,000 in 2009 and, during the fourth quarter of 2009, the Company also incurred $1,383,000 at Bush Hog relating to severance and restructuring costs.  The acquisitions of Rivard and Bush Hog added $3,230,000 and $2,204,000 respectively to the SG&A expense for 2009.

      The Company recorded a $27,689,000 bargain purchase gain relating to the acquisition of Bush Hog, which was completed in October of 2009.  The purchase price consideration was 1,700,000 unregistered shares of Alamo Group stock at a closing price of $16.09 per share plus the assumption of certain liabilities and other considerations.

      Goodwill impairment for 2009 was non-cash $14,104,000 compared to non-cash $5,010,000 in 2008.  In 2009, the Company wrote off the goodwill at Gradall/VacAll and just over 75% of the goodwill at Nite-Hawk in its Industrial Division after performing its required impairment test review.  The Company wrote off the entire goodwill relating to its Agricultural Division in 2008.

      Interest expense for 2009 was $4,766,000 compared to $7,450,000 in 2008, a $2,684,000 or a 36% decrease. The decrease was due primarily to reduced borrowings along with lower interest rates in 2009.

      Other Income (expense) net, was $625,000 during 2009 compared to income of $1,513,000 in 2008. The gains in both 2009 and 2008 are entirely from changes in exchange rates.

      Provision for Income Taxes was $11,528,000 (40.3% of income before income taxes) for 2009 compared to $6,227,000 (36.1% of income before income taxes) in 2008. The increase in the effective tax rate for 2009 was from increased state taxes in the United States and from the non-deductible tax write-off of goodwill in the Industrial Division.

      Net Income for 2009 was $17,091,000 compared to $10,999,000 in 2008 due to the factors described above.

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

North American Industrial sales (net) were $254,787,000 in 2008 compared to 253,203,000 in 2007, a $1,584,000 or 0.6% increase. The increase came from the acquisition of Henke in the amount of $1,662,000. The Industrial segment did experience higher sales in the first half of 2008 from the excavator and vacuum truck business.  Sweeper market sales were soft throughout the year due to the weak retail market and related cutback in parking lot sweeper activity.  Also negatively impacting this segment were late deliveries of key components from suppliers.

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

European sales (net) increased $48,585,000 or 36.4% to $182,116,000 in 2008 compared to $133,531,000 in 2007. This increase was mainly from the acquisition of Rivard in the amount of $39,953,000, and to a lesser extent higher export sales outside our core markets, along with improved agricultural market conditions in the first half of 2008.  The European segment was negatively affected by changes in international currency rates.

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

      Goodwill impairment for 2008 was $5,010,000 compared to zero in 2007.  The Company wrote off the entire goodwill in its Agricultural Division after performing its required impairment test review.  The severe decline in market values of the Company, along with uncertainty in the economy going forward, was the cause for the write-down.

      Interest expense for 2008 was $7,450,000 compared to $8,338,000 in 2007, an $888,000 or a 10.7% decrease. The decrease was due to lower interest rates in 2008.

      Other Income (expense), net was $1,513,000 of income during 2008 versus income of $813,000 in 2007. The income in 2008 was entirely from changes in exchange rates.  The income in 2007 was mainly from exchange rate gains of $703,000 and a gain of $150,000 relating to the sale of the Company’s investment in a small business along with a loss on the sale of the Guymon property held for sale.

      Provision for Income Taxes was $6,227,000 (36.1% of income before income taxes) for 2008 compared to $5,670,000 (31.4% of income before income taxes) in 2007. The increase in the effective tax rate for 2008 was from increased state taxes in the United States and from the non-deductible tax write-off of goodwill.

      Net Income for 2008 was $10,999,000 compared to $12,365,000 in 2007 due to the factors described above.

Liquidity and Capital Resources

      In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s inventory and accounts payable levels, particularly in its North American Agricultural Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales. These sales balance the Company’s production during the first and fourth quarters. Some of the Company’s recent acquisitions which are not involved in vegetation maintenance have helped to soften this seasonality pattern.

        As of December 31, 2009, the Company had working capital of $182,369,000, which represents an increase of $2,050,000 from working capital of $180,319,000 as of December 31, 2008. The increase in working capital was primarily from higher accounts receivable and inventory associated with the acquisition of Bush Hog offset by decreases in accounts receivable and inventory in the Company’s North American and European operations.

      Capital expenditures were $3,453,000 for 2009, compared to $6,553,000 for 2008. For 2010, capital expenditures are expected to be higher compared to 2009. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2008 or in 2009.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      Net cash provided by operating activities was $72,086,000 for 2009, compared to $8,724,000 for 2008. The increase of cash from operating activities resulted primarily from reduced accounts receivable and inventory levels from initiatives implemented in 2009.

      Net cash used by financing activities was $56,965,000 for 2009, compared to net cash provided of $19,550,000 for 2008. The difference was mainly from reduced borrowings under the Company’s revolving line of credit.

      On August 25, 2004, the Company entered into a five-year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank. This contractually-committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions. The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.

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

      On March 30, 2006, the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006 (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank, as its lenders. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group. The Amendment also allows for capital expenditures not to exceed $14 million for the fiscal year ending 2006 and $10 million in the aggregate during each fiscal year thereafter.

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

      On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the Obligated Group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through March 31, 2009.  Beginning June 30, 2009, Rivard’s actual operating cash flow was used in the calculation of consolidated operating flow.

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

      As of December 31, 2009, there was $41,000,000 borrowed under the revolving credit facility.  At December 31, 2009, $877,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $81,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed effective November 1, 2009 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of December 31, 2009, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit: for the Company’s French operations in the amount of 8,200,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2009, no Euros were borrowed against the French line of credit; 2,706,000 Canadian dollars were outstanding on the Canadian line of credit; and 200,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

      As of December 31, 2009, the Company is in compliance with the terms and conditions of its credit facilities.

      Management believes the bank credit facilities and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future.  However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Inflation

      The Company believes that inflation generally has not had a material impact on its operations or liquidity. The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted.

Recent Accounting Pronouncements

FASB Statement No. 166

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” According to ASC Topic 105, “Generally Accepted Accounting Principles,” Statement No. 166 shall continue to represent authoritative guidance until it is integrated into the Codification. Statement No. 166 amends and clarifies provisions related to the transfer of financial assets in order to address application and disclosure issues. In general, Statement No. 166 clarifies the requirements for derecognizing transferred financial assets, removes the concept of a qualifying special-purpose entity and related exceptions, and requires additional disclosures related to transfers of financial assets. Statement No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 166 effective January 1, 2010 is not expected to have a material effect on our financial position or results of operations.

FASB Statement No. 167

      In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” According to ASC Topic 105, Statement No. 167 shall continue to represent authoritative guidance until it is integrated into the Codification. Statement No. 167 amends provisions related to variable interest entities to include entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by Statement No. 166. This statement also clarifies consolidation requirements and expands disclosure requirements related to variable interest entities. Statement No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 167 effective January 1, 2010 is not expected to have a material effect on our financial position or results of operations.

Fair Value Measurements and Disclosures

      In January 2010, the provisions of ASC Topic 820 were modified to require additional disclosures, including transfers in and out of Level 1 and 2 fair value measurements and the gross basis presentation of the reconciliation of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). Early adoption is permitted. We have adopted all of these provisions of ASC Topic 820 effective December 31, 2009. Since only disclosures are affected by these requirements, the adoption of these provisions will not affect our financial position or results of operations.

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

Contractual and Other Obligations

      The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2009:

	Payment due by period
(in thousands)

		Less than	1-3	3-5	More than
Contractual Obligations
Total

1 Year

Years

Years

5 Years

Long-term debt obligations	$46,556	$3,901	$41,424	$446	$785
Capital lease obligations	3,233	1,552	1,365	316	—
Interest obligations	6,062	2,153	3,726	110	73
Operating lease obligations	3,085	1,488	1,328	254	15
Purchase obligations	60,292	60,292	—	—	—
Total	$119,228	$69,386	$47,843	$1,126	$873

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.
(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.
(C)

Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2009 and include the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives.

(D)	Operating lease obligation means a payment obligation under a lease classified as an operating lease.
(E)

Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time. We expect to make a cash contribution to our pension plans in 2010.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

      The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

      The allowance for doubtful accounts balance was $2,548,000 at December 31, 2009, and $2,430,000 at December 31, 2008.  The increase was mainly from the Company’s European operations.

Sales Discounts

      At December 31, 2009, the Company had $3,803,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2008 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales activity of the Company’s agricultural products during the pre-season, which runs from September to December of each year with orders shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $9,060,000 at December 31, 2009 and $8,978,000 at December 31, 2008 to cover obsolete and slow moving inventory.  The increase in the reserve was mainly from the Company’s U.S. operations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information when available to support its reserve. The Company does not adjust the reserve balance until the inventory is liquidated.

Warranty

      The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts.

      Warranty reserve, as a percentage of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a ninety-day to six-month lag period. The Company’s historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim. A warranty reserve is established for each different marketing group. Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The current liability warranty reserve balance was $6,337,000 at December 31, 2009 and $4,764,000 at December 31, 2008.  The increase came mainly from the acquisition of Bush Hog.

Goodwill

      Goodwill must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of SFAS No.141, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  No goodwill impairment was recorded in 2007.  As of December 31, 2009, goodwill was $35,207,000, which represents 9% of total assets.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2009, the Company had $2,223,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $334,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

At December 31, 2009, the fair value of these agreements was in a favorable position; therefore, the derivative financial instruments were recorded as a gain of $66,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates

      The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. At December 31, 2009, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,891,000 for the year ended December 31, 2009. Comparatively, at December 31, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,902,000 for the year ended December 31, 2008. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2009 was a gain of $6,595,000. On December 31, 2009, the British pound closed at .6187 relative to the U.S. dollar, and the Euro closed at .6985 relative to the U.S. dollar. By comparison, on December 31, 2008, the British pound closed at .6853 relative to the U.S. dollar, and the Euro closed at .7159 relative to the U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2009 average interest rate under these borrowings, the Company’s 2009 interest expense would have changed by approximately $820,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.  However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data described I n Item 15 of this report and included on pages 44 through 79 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On or about January 16, 2009, the independent registered public accounting firm for the Company was changed from Ernst & Young LLP to KPMG LLP. Information regarding this change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated January 23, 2009. There were no disagreements or any reportable events requiring disclosure under Item 304(a) of Regulation S-K.

.

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Vice President and Corporate Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1933). Based upon the evaluation, the President & Chief Executive Officer, Executive Vice President & Chief Financial Officer (Principal Financial Officer), and Vice President & Corporate Controller (Principal Accounting Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

      Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s report on the Company’s internal control over financial reporting is included on page 40 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 41 of this Annual Report on Form 10-K and incorporated by reference herein.

      Changes in Internal Controls over Financial Reporting. There have not been any changes in Alamo’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13-a-15) under the Securities Exchange Act during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Alamo’s internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

      There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which appears therein under the captions “Item 1: Election of Directors,” “Information Concerning Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

      The Committee Charters, Code of Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website ( www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (“NYSE”), on the Company’s website.

Item 11. Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders which appears under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders which appears under the caption “Beneficial Owners of Common Stock.”

Information on Alamo Group Inc.’s Equity Compensation Plans

      The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

      The numbers in the table are as of December 31, 2009, the last day of Alamo Group Inc.’s 2009 fiscal year.

Equity Compensation Plan Category	A Number of Securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)

Plans approved by stockholders

First Amended and Restated 1994 Incentive Stock Option Plan	59,980	$13.58	—

First Amended and Restated 1999 Non-Qualified Stock Option Plan	161,000	$15.05	—

2005 Incentive Stock Option Plan	285,500	$18.77	214,500

2009 Equity Incentive Plan	25,000	$11.45	367,000

Equity compensation plans not approved by stockholders	—	—	—

Total	531,480		581,500

Item 13. Certain Relationships, Related Transactions and Director Independence

      Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders and such information is incorporated by reference herein.  There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2009.  In 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances at December 31, 2009 and 2008 were $308,000 and $363,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.

      Information regarding director independence is set forth under the caption “Proposal 1 – Election of Directors” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption “Proposal 2 – Appointment of Auditors” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

      All schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits

      Exhibits – The following exhibits are incorporated by reference to the filing indicated or are included following the index to Exhibits.

 INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated February 3, 2006, between the Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
2.2	—	Asset Purchase Agreement, dated September 4, 2009, between the Company and Bush Hog	Filed as Exhibit 2.1 to Form 8-K, September 4, 2009, as amended by Form 8-K/A, November 9, 2009
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 10K, March 10, 2009
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.9	—	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.10	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.11	—	Registration statement with the Securities and Exchange Commission to register 2,300,000 shares of common stock for offer and sale by Alamo Group	Filed Form S-3, July 27, 2006
10.12	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.13	—

Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank

Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.14	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.15	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
10.16	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
10.17	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
10.18	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
10.19	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009

21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
23.2	—	Consent of Ernst & Young LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date: March 15, 2010

By: /s/ RONALD A. ROBINSON
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 15th day of March, 2010.

Signature	Title

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board & Director

/s/ RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & a Director (Principal Executive Officer)

/s/ DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID W. GRZELAK David W. Grzelak	Director

/s/ GARY L. MARTIN Gary L. Martin	Director

/s/ DAVID H. MORRIS David H. Morris	Director

/s/JAMES B. SKAGGS James B. Skaggs	Director

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

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2009, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

      Bush Hog, LLC. (“Bush Hog”) was acquired by Alamo Group Inc. in October 2009. The scope of management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bush Hog which is included in the 2009 consolidated financial statements of Alamo Group Inc. and constituted $60.4 million of assets and $10.9 million of sales for the year ended, December 31, 2009.

      KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date: March 15, 2010	/s/ Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President &
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Alamo Group Inc. acquired Bush Hog LLC during 2009, and management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bush Hog, LLC. (“Bush Hog”), which is included in the 2009 consolidated financial statements of Alamo Group Inc. and constituted $60.4 million of assets and $10.9 million of sales for the year ended December 31, 2009.  Our audit of internal control over financial reporting of Alamo Group Inc. also excluded an evaluation of the internal control over financial reporting of Bush Hog LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alamo Group Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

San Antonio, Texas
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited the accompanying consolidated balance sheet of Alamo Group Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Topic 805, Business Combinations, during the year ended December 31, 2009.

KPMG LLP

San Antonio, Texas
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated balance sheet of Alamo Group Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alamo Group Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements in 2007 the Company changed its method of accounting for income taxes.

Ernst & Young LLP

San Antonio, Texas

March 6, 2009

 Alamo Group Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,774	$4,532
Accounts receivable, net	111,745	124,197
Inventories	124,322	132,248
Deferred income taxes	3,118	2,889
Prepaid expenses	3,579	2,377
Income tax receivable	1,195	—
Total current assets	261,733	266,243

Property, plant and equipment	142,076	125,952
Less: Accumulated depreciation	(72,215)	(64,168)
	69,861	61,784

Goodwill	35,207	48,107
Intangible assets	5,803	3,982
Deferred income taxes	4,158	4,023
Other assets	1,201	1,993

Total assets	$377,963	$386,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,046	$54,598
Income taxes payable	2,688	841
Accrued liabilities	32,013	26,059
Current maturities of long-term debt and capital lease obligations	5,453	4,186
Deferred income taxes	3,164	240
Total current liabilities	79,364	85,924

Long-term debt and capital lease obligation, net of current maturities	44,336	99,884
Accrued pension liabilities	7,640	8,682
Other long-term liabilities	3,665	5,139
Deferred income taxes	7,581	2,191
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,789,529 and 9,964,529 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,179	996
Additional paid-in capital	82,721	55,683
Treasury stock, at cost: 42,600 shares at December 31, 2009 and December 31, 2008	(426)	(426)
Retained earnings	146,756	132,064
Accumulated other comprehensive income (loss)	5,147	(4,005)
Total stockholders’ equity	235,377	184,312

Total liabilities and stockholders’ equity	$377,963	$386,132

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Net sales:
North American
Industrial	$173,905	$254,787	$253,203
Agricultural	92,415	120,232	117,652
European	180,167	182,116	133,531
Total net sales	446,487	557,135	504,386

Cost of sales	351,926	447,721	406,675
Gross profit	94,561	109,414	97,711

Selling, general and administrative expenses	76,099	83,059	73,874
Gain on bargain purchase	(27,689)	—	—
Goodwill impairment	14,104	5,010	—
Income from operations	32,047	21,345	23,837

Interest expense	(4,766)	(7,450)	(8,338)
Interest income	713	1,818	1,723
Other income (expense), net	625	1,513	813
Income before income taxes	28,619	17,226	18,035

Provision for income taxes	11,528	6,227	5,670
Net income	$17,091	$10,999	$12,365

Net income per common share:
Basic	$1.65	$1.12	$1.26
Diluted	$1.65	$1.11	$1.24
Average common shares:
Basic	10,330	9,847	9,781
Diluted	10,363	9,950	9,953

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury
Retained
						Accumulated Other Comprehensive	Total Stock- holders’
(in thousands)

Shares

		Amount
Capital

Stock

Earnings

Income

Equity

Balance at December 31, 2006	9,761	$980	$52,400	$(426)	$113,407	$15,373	$181,734
Net income	—	—	—	—	12,365	—	12,365
Translation adjustment	—	—	—	—	—	5,204	5,204
Unrealized derivative loss, net of taxes $483	—	—	—	—	—	(788)	(788)
Net actuarial gains arising during period net of taxes of $806	—	—	—	—	—	1,315	1,315
Total comprehensive income	—	—	—	—	—	—	18,096
Tax effect of non-qualified stock options	—	—	98	—	—	—	98
Stock-based compensation	—	—	650	—	—	—	650
Exercise of stock options	36	4	462	—	—	—	466
Dividends paid ($.24 per share)	—	—	—	—	(2,346)	—	(2,346)
Balance at December 31, 2007	9,797	$984	$53,610	$(426)	$123,426	$21,104	$198,698
Net income	—	—	—	—	10,999	—	10,999
Translation adjustment	—	—	—	—	—	(18,121)	(18,121)
Unrealized derivative loss, net of taxes $491	—	—	—	—	—	(800)	(800)
Net actuarial loss arising during period net of taxes of $2,243	—	—	—	—	—	(6,188)	(6,188)
Total comprehensive (loss)	—	—	—	—	—	—	(14,110)
Tax effect of non-qualified stock options	—	—	361	—	—	—	361
Stock-based compensation	—	—	563	—	—	—	563
Exercise of stock options	125	12	1,149	—	—	—	1,161
Dividends paid ($.24 per share)	—	—	—	—	(2,361)	—	(2,361)
Balance at December 31, 2008	9,922	$996	$55,683	$(426)	$132,064	$(4,005)	$184,312
Net income	—	—	—	—	17,091	—	17,091
Translation adjustment	—	—	—	—	—	6,595	6,595
Unrealized derivative loss, net of taxes $500	—	—	—	—	—	816	816
Net actuarial gain arising during period net of taxes of $480	—	—	—	—	—	1,741	1,741
Total comprehensive income	—	—	—	—	—	—	26,243
Tax effect of non-qualified stock options	—	—	122	—	—	—	122
Stock-based compensation	—	—	543	—	—	—	543
Issuance of stock for acquisition	1,700	170	25,268	—	—	—	25,438
Exercise of stock options	125	13	1,105	—	—	—	1,118
Dividends paid ($.24 per share)	—	—	—	—	(2,399)	—	(2,399)
Balance at December 31, 2009	11,747	$1,179	$82,721	$(426)	$146,756	$5,147	$235,377

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007
Operating Activities
Net income	$17,091	$10,999	$12,365
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	546	1,043	454
Depreciation	8,706	9,261	8,912
Amortization of intangibles	79	99	106
Amortization of debt issuance	63	—	—
Gain on bargain purchase	(27,689)	—	—
Goodwill impairment charge	14,104	5,010	—
Stock-based compensation	543	563	650
Excess tax benefits from stock-based payment arrangements	(122)	(52)	(84)
Provision for deferred income tax expense (benefit)	7,951	89	647
Gain on sale of equipment	(59)	(102)	(16)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	40,285	(14,295)	(8,206)
Inventories	32,432	(6,694)	1,922
Prepaid expenses and other	3,176	(588)	(1,971)
Trade accounts payable and accrued liabilities	(25,408)	5,004	1,235
Income taxes payable	3,618	(217)	3,607
Other assets and liabilities, net	(3,230)	(1,396)	(429)
Net cash provided by operating activities	72,086	8,724	19,192

Investing Activities
Acquisitions, net of cash acquired	—	(21,349)	(3,464)
Purchase of property, plant and equipment	(3,453)	(6,553)	(10,765)
Proceeds from sale of property, plant and equipment	922	213	360
Net cash used in investing activities	(2,531)	(27,689)	(13,869)

Financing Activities
Net change in bank revolving credit facility	(54,000)	20,000	—
Principal payments on long-term debt and capital leases	(2,255)	(1,604)	(1,595)
Proceeds from issuance of long term debt	1,387	1,941	192
Debt issuance cost	(938)	—	—
Dividends paid	(2,399)	(2,361)	(2,346)
Proceeds from sale of common stock	1,118	1,522	564
Excess tax benefits from stock-based payment arrangements	122	52	84
Net cash provided by (used in) financing activities	(56,965)	19,550	(3,101)

Effect of exchange rate changes on cash	652	(512)	68
Net change in cash and cash equivalents	13,242	73	2,290
Cash and cash equivalents at beginning of the year	4,532	4,459	2,169
Cash and cash equivalents at end of the year	$17,774	$4,532	$4,459

Cash paid during the year for:
Interest	$5,179	$7,579	$8,997
Income taxes	5,181	6,591	3,602

See accompanying notes.

Alamo Group Inc.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

      The Company manufactures, distributes and services high quality tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services.

      The Company manages its business in three principal reporting segments: North America Agricultural, North American Industrial and European, which are discussed in Footnotes 15 and 16.

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

        We have evaluated subsequent events that occurred after December 31, 2009 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Financial Accounting Standards Board (FASB) “Accounting Standards Codification™” (the Codification or ASC)

        The Codification is the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.

        All other non-grandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. All of our references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards. The Codification did not change existing GAAP and, therefore, did not affect our financial position or results of operations.

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

      The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. At December 31, 2009, the Company had $2,223,000 in outstanding forward exchange contracts related to sales. The unrealized gain of the December 31, 2009 contracts that the Company expects to incur during the first quarter of 2010 is approximately $41,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2009, 2008 and 2007, such transactions netted gains of $625,000, $1,513,000, and $703,000, respectively.

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

Goodwill

      Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired.  In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  No goodwill impairment was recorded in 2007.  As of December 31, 2009, goodwill was $35,207,000, which represents 9% of total assets.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

      The Company’s definite-lived intangible assets consist primarily of patents and trade names. The gross carrying value of definite-lived intangible assets was $1,147,000 at December 31, 2009 and $1,391,000 at December 31, 2008 and 2007. Accumulated amortization of definite-lived intangible assets was $1,088,000 and $1,009,000 at December 31, 2009 and 2008, respectively. Amortization expense of definite-lived intangible assets was $79,000 in 2009, $99,000 in 2008, and $104,000 in 2007. Annual amortization expense is expected to be $79,000 in 2010, 2011, 2012; $45,000 in 2013; and $2,000 in 2014.

      Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trade name valued at $3,600,000 and the Bush Hog trade name valued at $1,900,000 at December 31, 2009.

      The Company tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

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

       The Company recognizes the funded status of the defined benefit pension plans as a liability in its statement of financial position and recognizes any changes in that funded status in the year in which the changes occur through other comprehensive income.

Related Party Transactions

      There were no reportable relationships or related party transactions for the years ended December 31, 2009 and 2008. During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance at December 31, 2009 and 2008 was $308,000 and $363,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectibility is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly.  From time to time, revenue is recognized under a bill and hold arrangement.

Accounting for Internal Use Software

      The Company capitalizes certain costs associated with the development and installation of internal use software. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

      The book value of capitalized software net of depreciation is approximately $1,516,000 and $1,911,000 at December 31, 2009 and December 31, 2008, respectively. Software depreciation expense was $721,000, $992,000 and $982,000 in 2009, 2008 and 2007, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

      The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2009, 2008 and 2007 was approximately $4,378,000, $5,735,000 and $4,871,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

      Product development and engineering costs charged to SG&A amounted to $4,762,000, $5,443,000, and $5,185,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Costs

      The Company’s policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Federal Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

      We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Business Combinations

      Effective January 1, 2009, we adopted the new provisions of ASC Topic 805, “Business Combinations,” which address the recognition and measurement of (i) identifiable assets acquired or liabilities assumed, and any non-controlling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received. These provisions were applied to the acquisition of certain assets and liabilities of Bush Hog LLC in the fourth quarter of 2009, which is discussed in Note 20.

Stock-Based Compensation

  Prior to January 1, 2006, we recognized compensation cost for share-based awards based on the minimum value taking into account the exercise price of the option and the fair market value of our common stock on the date of grant. Effective January 1, 2006, we began using the modified-prospective transition method.  However, for unvested equity awards outstanding as of the date of January 1, 2006, we continue to amortize those awards using the minimum value method.  Beginning January 1, 2006 measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is recognized based on estimated fair values.  We use the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for stock awards made on or after January 1, 2006, and we amortize the fair value of share-based payments on a straight-line basis over the requisite service periods of the award, which is generally the vesting period.

      The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, the risk-free interest rate, expected dividends, and the estimated rate of forfeitures of unvested stock options.

       The Company calculated the fair value for options using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2009, 2008, and 2007:

	December 31,
	2009	2008	2007

Risk-free interest rate	2.67%	3.13%	5.00%
Dividend yield	1.20%	1.20%	0.96%
Volatility factors	42.8%	43.6%	34.5%
Weighted-average expected life	7.5 years	9.0 years	5.0 years

Recent Accounting Pronouncements

Subsequent Events

      In May 2009, ASC Topic 855, “Subsequent Events,” was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The provisions of Topic 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009. The adoption of the provisions of Topic 855 in the second quarter of 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided above under “Basis of Presentation and Principles of Consolidation.”

Fair Value Measurements and Disclosures

      In January 2010, the provisions of ASC Topic 820 were modified to require additional disclosures, including transfers in and out of Level 1 and 2 fair value measurements and the gross basis presentation of the reconciliation of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). Early adoption is permitted. We have adopted all of these provisions of ASC Topic 820 effective December 31, 2009. Since only disclosures are affected by these requirements, the adoption of these provisions did not affect our financial position or results of operations.

2. EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2009	2008	2007

Net income	$17,091	$10,999	$12,365

Average common shares:
Basic (weighted-average outstanding shares)	10,330	9,847	9,781

Dilutive potential common shares from stock options	33	103	172
Diluted (weighted-average outstanding shares)	10,363	9,950	9,953

Basic earnings per share	$1.65	$1.12	$1.26

Diluted earnings per share	$1.65	$1.11	$1.24

      Stock options totaling 304,533 shares in 2009, 188,523 shares in 2008, and 56,988 shares in 2007 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2009
Allowance for doubtful accounts	$ 2,430	$ 546	$ 114	$ (543)	$ 2,548
Reserve for sales discounts	6,849	25,514	5	(28,565)	3,803
Reserve for inventory obsolescence	8,978	1,515	163	(1,596)	9,060
Reserve for warranty	4,764	6,609	1,615	(6,651)	6,337
2008
Allowance for doubtful accounts	$ 1,922	$ 948	$ 18	$ (458)	$ 2,430
Reserve for sales discounts	6,338	36,311	(16)	(35,784)	6,849
Reserve for inventory obsolescence	8,526	570	452	(570)	8,978
Reserve for warranty	4,093	7,554	286	(7,169)	4,764
2007
Allowance for doubtful accounts	$ 1,889	$ 470	$ 70	$ (507)	$ 1,922
Reserve for sales discounts	6,849	30,385	1	(30,897)	6,338
Reserve for inventory obsolescence	7,594	1,157	170	(395)	8,526
Reserve for warranty	4,084	6,476	102	(6,569)	4,093

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

      The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy (usually Chapter 11), to repossess the customer’s inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

      The allowance for doubtful accounts balance was $2,548,000 at December 31, 2009, and $2,430,000 at December 31, 2008.  The increase was mainly from the Company’s European operations.

Sales Discounts

      At December 31, 2009, the Company had $3,803,000 in reserves for sales discounts compared to $6,849,000 at December 31, 2008 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales activity of the Company’s agricultural products during the preseason, which runs from September to December of each year with orders shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $9,060,000 at December 31, 2009 and $8,978,000 at December 31, 2008 to cover obsolete and slow moving inventory.  The increase in the reserve was mainly from the Company’s U.S. operations.  The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

Warranty

      The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts.

      Warranty reserve, as a percentage of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a ninety-day to six-month lag period. The Company’s historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim. A warranty reserve is established for each different marketing group. Reserve balances are evaluated on a quarterly basis and adjustments made when required.

      The current liability warranty reserve balance was $6,337,000 at December 31, 2009 and $4,764,000 at December 31, 2008.  The increase came mainly from the acquisition of Bush Hog.

4. INVENTORIES

      Inventories valued at LIFO represented 63% and 57% of total inventory for the years ended December 31, 2009 and 2008, respectively. The excess of current costs over LIFO-valued inventories was $9,106,000 and $12,791,000 at December 31, 2009 and December 31, 2008, respectively.  The $3,685,000 decrease in LIFO reserve during 2009 came from reductions in inventory levels within U.S. operations.  The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2009, was a decrease to cost of sales of $3,685,000, and an increase in 2008 and 2007 of $3,729,000 and $413,000, respectively. Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2009	2008
Finished goods and parts	$102,681	$104,819
Work in process	10,611	16,247
Raw materials	11,030	11,182
	$124,322	$132,248

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2009	2008	Useful Lives
Land	$9,226	$8,572
Buildings and improvements	58,862	52,261	10-20 yrs.
Machinery and equipment	54,478	47,304	3-15 yrs.
Office furniture and equipment	6,065	5,340	3-7 yrs.
Computer software	9,078	8,785	2-7 yrs.
Transportation equipment	4,367	3,690	3 yrs.
	142,076	125,952

Accumulated depreciation	(72,215)	(64,168)
	$69,861	$61,784

      Property, Plant and Equipment net, increased $8,077,000 in 2009 mainly from the Bush Hog acquisition.  Property, plant and equipment at December 31, 2009 and December 31, 2008 include $18,364,000 and $18,037,000, respectively, for items listed above that are held under capital leases. Accumulated depreciation relating to the capital leases at December 31, 2009 and 2008 was $7,233,000 and $6,335,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2007, 2008 and 2009 are as follows:

(in thousands)
Balance at December 31, 2006	$42,336
Translation adjustment	1,610
Balance at December 31, 2007	$43,946

Acquisition (Rivard)	12,787
Translation adjustment	(3,616)
Goodwill impairment	(5,010)
Balance at December 31, 2008	$48,107

Translation adjustment	1,204
Goodwill impairment	(14,104)
Balance at December 31, 2009	$35,207

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2009	2008
Salaries, wages and bonuses	$13,391	$9,311
Warranty	6,337	5,409
State taxes	5,463	5,599
Retirement	2,313	2,373
Accrued interest	176	521
Other	4,333	2,846
	$32,013	$26,059

8. LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2009	2008
Bank revolving credit facility	$41,000	$95,000
Capital lease obligations	3,233	4,594
Other notes payable	5,556	4,476
Total debt	49,789	104,070
Less current maturities	5,453	4,186
Total long-term debt	$44,336	$99,884

      On August 25, 2004, the Company entered into a five-year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank. This contractually-committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions. The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures.

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

      On March 30, 2006, the Company entered into the Fourth Amendment of the Amended and Restated Revolving Credit Agreement, (the “Amended and Restated Revolving Credit Agreement”), between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank, as its lenders. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the Company added Gradall Industries, Inc., formerly Alamo Group (OH) Inc., and N.P. Real Estate Inc. as members of the Obligated Group. The Amendment also allows for capital expenditures not to exceed $14.0 million for the fiscal year ending 2006 and $10.0 million in the aggregate during each fiscal year thereafter.

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

      As of December 31, 2009, there was $41,000,000 borrowed under the revolving credit facility.  At December 31, 2009, $877,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $81,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed on November 1, 2009 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of December 31, 2009, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit: for the Company’s French operations in the amount of 8,200,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars.  As of December 31, 2009, no Euros were borrowed against the French line of credit; 2,706,000 Canadian dollars were outstanding on the Canadian line of credit; and 200,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.  The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      As of December 31, 2009, the Company is in compliance with the terms and conditions of its credit facilities.

      The aggregate maturities of long-term debt, as of December 31, 2009, are as follows: $5,453,000 in 2010; $1,341,000 in 2011; $41,448,000 in 2012; $470,000 in 2013; $292,000 in 2014; and $785,000 thereafter.

      The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

9. DERIVATIVES AND HEDGING

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap has a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt.  The other has a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings.  On November 5, 2009, JPMorgan transferred the swap transactions to Bank of America.  The terms of the hedging instrument remain the same.  As of December 31, 2009, the Company had $41 million outstanding under its revolving credit facility and the two interest rate swap contracts designated as cash flow hedges which are effectively hedging $40 million of these borrowings from changes in underlying LIBOR base rates.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at December 31, 2009, was a $1,266,000 liability.  This is included in Other long-term liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At December 31, 2009, ineffectiveness related to the interest rate swap agreements was not material.

10. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In Fair value measurements are classified under the following hierarchy:

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

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

When available, the Company uses quoted market prices to determine fair value, and the Company classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified with Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of $1,266,000 in a liability position as of December 31, 2009.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $66,000 in an asset position as of December 31, 2009.

11. INCOME TAXES

      The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2009	2008	2007
Income before income taxes:
Domestic	$10,894	$2,176	$4,023
Foreign	17,725	15,050	14,012
	$28,619	$17,226	$18,035

      The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2009	2008	2007
Current:
Domestic	$(1,059)	$891	$943
Foreign	5,017	4,789	3,703
State	(381)	458	377
	3,577	6,138	5,023
Deferred:
Domestic	7,221	(242)	414
Foreign	(641)	331	233
State	1,371	—	—
	7,951	89	647
Total income taxes	$11,528	$6,227	$5,670

      The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 34% to income loss before income taxes consist of the following:

	December 31,
(in thousands)	2009	2008	2007
Domestic statutory rate at 34%	$9,730	$5,857	$6,132
Increase (reduction) from:
Jurisdictional rate differences	(581)	(634)	(827)
Goodwill impairment	2,686	424	—
Valuation allowance	(793)	—	—
Stock based compensation	138	144	148
U.S. state taxes	647	324	247
Other, net	(299)	112	(30)
Provision for income taxes	$11,528	$6,227	$5,670
Effective tax rate	40%	36%	31%

      Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2009	2008
Current:
Deferred tax assets:
Inventory basis differences	$—	$1,062
Accounts receivable reserve	283	281
Employee benefit accruals	413	712
Product liability and warranty reserves	935	751
Expenses not deductible for tax purposes	433	—
Foreign net operating loss	630	—
Other	424	83
	3,118	2,889
Deferred tax liabilities:
Inventory basis differences	(2,431)	—
Expenses deductible for tax purposes	(733)	(240)
	(3,164)	(240)

Net current deferred tax asset	$(46)	$2,649
Non-Current:
Deferred tax assets:
Environmental reserve	$611	$611
Pension liability	2,845	3,229
Derivative liability	481	927
Stock based compensation	221	168
Foreign net operating loss	—	791
Valuation allowance	—	(1,703)
	4,158	4,023

Deferred tax liabilities:
Depreciation	(6,949)	(252)
Intangible assets	(277)	(1,442)
Deferred revenue	(355)	(497)
	(7,581)	(2,191)

Net non-current tax asset (liability)	$(3,423)	$1,832

      As of December 31, 2009, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction.  The net operating loss (“NOL”) has an unlimited carry-forward.

In assessing the realizablity of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations.  As of December 31, 2009, the cumulative undistributed earnings of these subsidiaries approximated $92,397,000.  If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits.  At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007.  At January 1, 2007, the Company recognized a liability approximating $379,000 for unrecognized tax positions, which included penalty and interest of $134,000.  During 2008, the Company recognized an additional liability of $120,000 related to state income tax exposures.  During 2009, the Company reduced their liability for unrecognized tax positions after a reevaluation of these liabilities under the measurement criteria of ASC 740.

      The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively.  At December 31, 2009, no interest or penalties has been or is required to be accrued.  The Company’s open tax years for its federal income tax returns are for the years ended December 31, 2007, 2008 and 2009.  The Company’s open tax years for its state income tax returns range from December 31, 2006 to December 31, 2009

12. COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2008 or 2009. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2009, the Company declared and paid a dividend of $.06 per share.

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

       There are 59,980 shares outstanding under this option plan. No further option grants can be made under this plan.

      On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2009, 2008 and 2007, options to purchase 99,000 shares, 39,000 shares and 74,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2009		2008		2007
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	253,980	$ 20.44	277,080	$ 18.26	211,400	$ 15.63
Granted	99,000	11.45	39,000	22.55	74,000	24.83
Exercised	—	—	(49,100)	9.76	(8,320)	9.71
Cancelled	(7,500)	20.04	(13,000)	20.71	—	—
Options outstanding at end of year	345,480	18.73	253,980	20.44	277,080	18.26
Options exercisable at end of year	156,780	$ 18.74	118,180	$ 17.55	124,680	$ 13.72
Options available for grant at end of year	214,500		307,000		338,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2009 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	157,480	7.76	$ 12.26	59,980	$ 13.58
$19.79 - $25.18	188,000	7.43	22.57	96,800	21.92
Total	345,480			156,780

*Weighted Averages

The weighted-average grant-date fair values of options granted during 2009, 2008, and 2007 were $5.08, $10.72 and $8.76, respectively. As of December 31, 2009, there was $1,105,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Non-qualified Options

       On May 4, 2005, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock each to Messrs. Goldress, Morris, Skaggs and Thomas, at an exercise price of $19.79 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. During 2006, 2008 and 2009, no options were exercised. During 2007, 5,000 of these shares were exercised.

      On August 8, 2006, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 2,500 shares of the Company’s Common Stock to Mr. Grzelak, at an exercise price of $25.02 per share, being the closing price of the Company’s Common Stock on the grant date. The option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable. No options have been exercised.

      On May 7, 2007, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 5,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris and Skaggs, at an exercise price of $25.18 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.  No options were exercised in 2008 or 2009.

      On May 11, 2009, the Company granted additional options under the FAR 1999 NQSO Plan to purchase 8,000 shares of the Company’s Common Stock to each Messrs. Douglass, Goldress, Grzelak, Martin, Morris and Skaggs, and 12,000 shares to Mr. Malone at an exercise price of $11.45 per share, being the closing price of the Company’s Common Stock on the grant date.  Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable.

      On May 7, 2009, the stockholders of the Company approved the 2009 Equity Incentive Plan and the Company reserved 400,000 shares of common stock for this plan. On May 11, 2009, the Company granted options under this plan to purchase 25,000 shares to Mr. Robinson at an exercise price of $11.45 per share.  This option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.  Also on May 11, 2009, the Company granted Restricted Stock Units of 8,000 shares to certain employees.  These shares vest for 25% of the total award one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2009		2008		2007
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	226,000	$ 12.62	302,000	$ 11.71	305,000	$ 10.72
Granted	85,000	11.45	—	—	30,000	25.18
Exercised	(125,000)	8.94	(76,000)	8.98	(27,000)	14.28
Cancelled	—	—	—	—	(6,000)	17.23
Options outstanding at end of year	186,000	14.57	226,000	12.62	302,000	11.71
Options exercisable at end of year	79,000	$ 15.17	194,500	$ 10.76	248,000	$ 9.66
Options available for grant at end of year	367,000		63,500		63,500

*Weighted Averages

      Options outstanding and exercisable at December 31, 2009 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$8.9375 - $12.10	140,000	7.64	$11.71	55,000	$12.10
$13.96 - $19.79	13,500	5.26	18.71	10,500	18.40
$25.02 - $25.18	32,500	7.92	$25.17	13,500	$25.16
Total	186,000			79,000

*Weighted Averages

The weighted-average grant-date fair values of options granted during 2009 and 2007 were $5.08 and $8.88, respectively. There were no options granted in 2008.  As of December 31, 2009, there was $247,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2009, 2008 and 2007, 125,000, 76,000, and 27,000 non-qualified options, respectively, were exercised, $1,117,188, $682,413, and $385,610 of cash receipts were received, respectively, and tax deductions of $289,000, $951,000, and $294,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	Shares	Price	Weighted- average remaining contractual term (in years)
Options outstanding at beginning of year	—	—
Granted	8,000	$11.45	3.35
Vested	—	—	—
Forfeited or Cancelled	—	—	—
Options outstanding at end of year	8,000	$11.45

During fiscal 2009, the Company issued restricted stock units covering 8,000 shares of common stock with a value at the date of grant of $91,600.  The 8,000 restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested.  The expense related to the restricted stock units was $6,300 in 2009.

14. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

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

	Year ended December 31, 2009
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$ 8,848	$ 14,254	$ 23,102
Service cost	8	4	12
Interest cost	518	863	1,381
Liability actuarial (gain)/loss	309	497	806
Benefits paid	(616)	(562)	(1,178)
Benefit obligation at end of year	9,067	15,056	24,123

Change in fair value of plan assets
Fair value of plan assets at beginning of year	4,961	9,460	14,421
Return on plan assets	967	1,939	2,906
Employer contributions	249	85	334
Benefits paid	(616)	(562)	(1,178)
Fair value of plan assets at end of year	5,561	10,922	16,483

Underfunded status – December 31, 2009	$ (3,506)	$ (4,134)	$ (7,640)

Accumulated benefit obligation – December 31, 2009	$ 9,067	$ 15,056	$ 24,123

	Year ended December 31, 2008
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$ 7,556	$ 13,128	$ 20,684
Service cost	8	4	12
Interest cost	492	830	1,322
Liability actuarial (gain)/loss	1,398	834	2,232
Benefits paid	(606)	(541)	(1,147)
Benefit obligation at end of year	8,848	14,255	23,103

Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,272	12,372	19,644
Return on plan assets	(1,706)	(2,867)	(4,573)
Employer contributions	—	497	497
Benefits paid	(606)	(541)	(1,147)
Fair value of plan assets at end of year	4,960	9,460	14,421

Underfunded status – December 31, 2008	$ (3,888)	$ (4,794)	$ (8,682)

Accumulated benefit obligation – December 31, 2008	$ 8,848	$ 14,255	$ 23,103

      The Company recognizes the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The Company measures the funded status of a plan as of the date of its year-end statement of financial position.

      The underfunded status of the plan of $7,640,000 and $8,682,000 at December 31, 2009 and 2008, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

      The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

      In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2009	2008	2009	2008
Discount rate	5.67%	6.15%	5.83%	6.14%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2009	2008	2009	2008
Discount rate	6.15%	6.20%	6.14%	6.30%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

      The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year ended December 31, 2009
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 8	$ 4	$ 12
Interest cost	518	863	1,381
Expected return on plan assets	(372)	(715)	(1,087)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	130	117	247
Net periodic benefit cost	$ 284	$ 269	$ 553

	Year ended December 31, 2008
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 8	$ 4	$ 12
Interest cost	492	830	1,322
Expected return on plan assets	(540)	(958)	(1,498)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	(70)	(58)	(128)
Net periodic benefit cost	$ (110)	$ (182)	$ (292)

      The Company estimates that $119,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2010.

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

      The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2009	2008	2009	2008
Equity securities	60%	53%	57%	52%
Debt securities	37%	41%	42%	43%
Short-term investments	2%	5%	0%	4%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

As of December 31, 2009, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2009: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input were observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31, 2009:

(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$9,548	$9,548	$-	$-
Debt securities	6,619	6,619	-	-
Other	316	316	-	-
Total	$16,483	$16,483	$-	$-

      Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2009. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2010	$ 652	$ 644	$ 1,296
2011	654	717	1,371
2012	652	748	1,400
2013	648	784	1,432
2014	647	863	1,510
Years 2015 through 2019	$ 3,219	$ 5,033	$ 8,252

Defined Contribution Plans

      The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”). The Company contributed $254,000 and $484,000 to the IAM Plan for the plan years ended December 31, 2009 and 2008, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2009, 2008 and 2007 were $1,330,000, $1,520,000, and $1,194,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

      Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 7.5% of the participant’s salary up to a specific limit. Total contributions made to the above plan were $537,000, $620,000, and $596,000 for the year ended December 31, 2009, 2008 and 2007, respectively.

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

      The Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2009, 2008 and 2007:

	December 31,
(in thousands)	2009	2008	2007
Net Revenue
Industrial	$173,905	$254,787	$253,203
Agricultural	92,415	120,232	117,652
European	180,167	182,116	133,531
Consolidated	$446,487	$557,135	$504,386

Income from Operations
Industrial	$(12,441)	$9,716	$12,236
Agricultural	28,734	(3,400)	1,800
European	15,754	15,029	9,801
Consolidated	$32,047	$21,345	$23,837

Goodwill
Industrial	$13,128	$26,755	$27,424
Agricultural	—	—	5,874
European	22,079	21,352	10,648
Consolidated	$35,207	$48,107	$43,946

Total Identifiable Assets
Industrial	$126,630	$179,000	$170,510
Agricultural	122,094	78,793	84,210
European	129,239	128,339	95,910
Consolidated	$377,963	$386,132	$350,630

16. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2009	2008	2007
Net sales	$209,721	$215,733	$166,340
Income from operations	17,776	13,898	13,382
Income before income taxes and allocated interest expense	17,740	15,077	14,076
Identifiable assets	153,968	148,706	123,855

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2009	2008	2007
Geographic net sales:
United States	$231,981	$331,671	$329,120
United Kingdom	38,332	44,306	42,486
France	115,395	99,685	65,764
Canada	17,756	22,255	19,018
Australia	11,400	11,175	12,046
Mexico	1,337	2,187	2,436
Other	30,286	45,856	33,516
Total net sales	$446,487	$557,135	$504,386
Geographic location of long-lived assets:
United States	$59,094	$63,449	$66,075
United Kingdom	14,483	13,335	17,920
France	33,588	34,383	17,404
Canada	6,542	5,824	11,400
Australia	265	45	88
Total long-lived assets	$113,972	$117,036	$112,887

      Net sales are attributed to countries based on the location of customers.

17. COMPREHENSIVE INCOME (LOSS)

      For 2009, 2008 and 2007 the Company’s Comprehensive Income was $26,243,000, ($14,110,000), and $18,096,000, respectively.

The components of Accumulated Other Comprehensive Income are as follows:

	December 31,
(in thousands)	2009	2008	2007
Foreign currency translation adjustments	$8,148	$1,553	$19,674
Derivatives net of taxes	(744)	(1,560)	(760)
Actuarial (loss) gain on defined benefit pension plan, net of taxes	(2,257)	(3,998)	2,190
Accumulated other comprehensive income (loss)	$5,147	$(4,005)	$21,104

18. COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. At December 31, 2009, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2010	$1,487	$1,727
2011	900	1,209
2012	429	265
2013	187	265
2014	67	66
Thereafter	15	—
Total minimum lease payments	$3,085	$3,532
Less amount representing interest		299
Present value of net minimum lease payments		$3,233
Less current portion		1,552
Long-term portion		$1,681

      Rental expense for operating leases was $1,693,000 for 2009, $1,787,000 for 2008, and $1,625,000 for 2007.

      Purchase obligations of $60,292,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

      The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state.  We received a conditional “no further action” letter in January of 2009.  When we demonstrate stable or improving conditions below residential standards by future monitoring of existing wells, an unconditional “no further action” letter will be requested.

      At December 31, 2009, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

      The company knows that Bush Hog’s main manufacturing property in Selma, Alabama is contaminated with chlorinated volatile compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas are primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner, agreed to remove the underground storage tanks at its cost and is liable for remediating the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm has been retained by the prior owner and is administering the cleanup.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2009 and 2008 is presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.

(in thousands, except per share amounts)

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$110,143	$113,243	$110,318	$112,783	$133,781	$152,160	$148,707	$122,487
Gross profit	21,727	24,329	25,649	22,856	24,981	30,504	29,610	24,319
Net income	1,543	2,992	4,583	7,973	2,832	5,565	4,453	(1,851)
Earnings per share
Diluted	$0.15	$0.30	$0.46	$0.70	$0.29	$0.56	$0.45	$(0.19)
Average shares
Diluted	9,963	9,986	10,086	11,417	9,921	9,957	9,970	9,921
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$18.04	$13.25	$17.16	$17.33	$21.40	$26.46	$23.46	$17.22
Low	$9.22	$9.90	$9.98	$13.10	$17.34	$19.27	$15.84	$10.69

      The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The fourth quarter 2009 results include the following items: (1) a pre-tax charge of $14.1 million related to goodwill impairment, (2) a pre-tax benefit of $3.7 million related to LIFO liquidation, and (3) a $27.7 million gain on bargain purchase of Bush Hog. The fourth quarter 2008 results include a pre-tax charge of $5.0 million related to goodwill impairment.

20. ACQUISITIONS AND INVESTMENTS

Bush Hog

On October 22, 2009 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of the Bush Hog, LLC, a Delaware limited liability company (“Bush Hog”) located in Selma, Alabama.  The purchase included substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks (the “Acquisition”). The purchase price consideration was 1.7 million unregistered shares of Alamo Group common stock which represented approximately 14.5% of the outstanding stock of Alamo Group.  The closing price on October 22, 2009 was $16.09 per share.

The Acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”).  Accordingly, the total purchase price has been allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition.  These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized.

The fair value of the net assets acquired was approximately $53.1 million, which exceeds the preliminary estimated purchase price of $25.4 million.  Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $27.7 million as a gain on bargain purchase. The gain on bargain purchase of $27.7 million is shown separately within income from operations in the Consolidated Statements of Income. The recorded amounts are provisional and subject to change. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory, accounts receivable, property, plant & equipment, accrued liabilities and deferred taxes, which may require the Company to adjust the recorded gain.

The Company believes that it was able to acquire Bush Hog for less than the fair value of its assets because of (i) the Company’s unique position as a market leader in this industry segment and (ii) the seller’s intent to exit its Bush Hog operations. Bush Hog was an unprofitable venture, and the seller approached the Company in an effort to sell Bush Hog and exit the agricultural equipment manufacturing business that no longer fit its strategy. With the seller's intent to exit the agricultural manufacturing business segment and the Company’s position as a market leader, the Company was able to agree on a favorable purchase price.

The primary reason for the Bush Hog acquisition was to help the Company further the goal of becoming the largest manufacturer of agricultural mowers in the world. This acquisition enabled the Company to expand its market presence, expand its product offerings and enter new markets.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the Closing Date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are estimated fair value of assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Accounts receivable	$25,571
Inventory	21,875
Prepaid expenses	395
Property, plant & equipment	12,743
Other liabilities	(9,357)
Net assets acquired	51,227
Intangible asset
Bush Hog trade name	1,900
Total assets acquired	53,127

Less: Fair value of 1.7 million unregistered shares	25,438
.. Gain on Bargain purchase	$27,689

In accordance with the closing documents, the Company received a 50% undivided interest in the Accounts Receivable of Bush Hog, subject to any net working capital adjustment.  The post closing net working capital adjustment was $3.8 million which increased accounts receivable and the gain on bargain purchase. The Company will collect payments on the acquired accounts receivable and remit 50% of the collections to the seller less the $3.8 million. The Bush Hog accounts receivable were recorded at 50% of the fair value, plus the working capital adjustment.

As of the acquisition date, the fair value of accounts receivable was $25.6 million. The gross contractual amount receivable was $34.6 million of which $9.0 million was not expected to be collected.

The intangible asset relates to the appraised value of the Bush Hog name at closing and has an indefinite life.

Under 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred.  The Company incurred $828,000 of acquisition related costs.  The Company will incur integration expenses during 2010 relating to manufacturing process changes and computer conversion, but it is expected to be immaterial.

In the period between the Closing Date and December 31, 2009, Bush Hog generated approximately $10.9 million of net revenue and $1.5 million net loss. The Company has included the operating results of Bush Hog in its consolidated financial statements since the Closing Date.

The following table presents unaudited supplemental pro forma information as if the acquisition of Bush Hog had occurred on January 1, 2009 for the year ended December 31, 2009 and January 1, 2008 for the year ended December 31, 2008:

(in thousands, except per share amounts)	2009	2008
Net sales	$561,740	$708,412
Net loss	$(10,516)	$(10,771)
Diluted loss per share	$(0.92)	$(0.93)

      The unaudited pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

The company knows that Bush Hog’s main manufacturing property in Selma, Alabama is contaminated with chlorinated volatile compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas are primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to remove the underground storage tanks at its cost and is liable for remediating the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm has been retained by the prior owner and is administering the cleanup.

Rivard Developpement

On May 30, 2008 (“Closing Date”), the Company purchased Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high-pressure cleaning systems and trenchers.  The purchase price was approximately €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities.  The Company has allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of approximately €9 million (approximately U.S. $15 million) related to this acquisition.  We finalized the purchase price allocation during the second quarter of 2009.  The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities.  Rivard’s sales in 2007 were €40 million (approximately U.S. $62 million), and the company has 275 full-time employees.  Rivard is located in Daumeray, France and was founded in 1952.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Closing Date:

Rivard
(in thousands)	2008
Current assets	$24,203
Property, plant and equipment	5,905
Intangible assets	14,119
Total assets acquired	44,227
Current liabilities	19,985
Deferred pension liability	—
Other liabilities	1,657
Deferred income taxes	—
Total liabilities assumed	21,642
Net assets acquired	$22,585

The Company has included the operating results of Rivard in its consolidated financial statements since the Closing Date.

The unaudited pro forma statement of income of the Company assuming the transactions were completed at January 1, 2008 is as follows:

December 31,

(in thousands, except per share amounts)	2008
Net sales	582,968
Net income	11,138
Diluted earnings per share	$1.12

      The unaudited pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.