Form 10-K/A
period 2009-12-31
ALAMO GROUP INC
filed 2010-04-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

-i-

        The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 26, 2010 was 11,746,929 shares.

         Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2010 Annual Meeting of Stockholders to be held on May 6, 2010, have been incorporated by reference herein in response to Part III.

-ii-

Explanatory Note

We are filing this Amendment no. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010 (the “Original 10-K”), solely for the purpose of correcting and re-filing the officer's certifications contained in Exhibits 32.1, 32.2 and 32.3 pursuant to Section 906 (the “906 Certifications”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”).  The amended 906 Certifications as well as the certifications required by Section 302 of the Sarbanes Oxley Act are included in their entirety as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2010. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

      Exhibits – The following exhibits are attached to this report on Form 10-K/A:

.

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

ALAMO GROUP INC.
Date: April 7, 2010

By: /s/ Robert H. George
Robert H. George
Title: Vice President - Administration