Form 10-Q
period 2010-03-31
ALAMO GROUP INC
filed 2010-05-07
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [  ]  NO [X]

AT APRIL 29, 2010, 11,748,729 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,027	$17,774
Accounts receivable, net	135,295	111,745
Inventories	118,860	124,322
Deferred income taxes	3,105	3,118
Prepaid expenses	4,551	3,579
Income Tax Receivable	1,195	1,195
Total current assets	284,033	261,733

Property, plant and equipment	140,433	142,076
Less: Accumulated depreciation	(73,871)	(72,215)
	66,562	69,861

Goodwill	34,341	35,207
Intangible Assets	5,783	5,803
Deferred income taxes	4,158	4,158
Other assets	1,093	1,201

Total assets	$395,970	$377,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$44,402	$36,046
Income taxes payable	2,566	2,688
Accrued liabilities	31,954	32,013
Current maturities of long-term debt	5,434	5,453
Deferred income tax	3,164	3,164
Total current liabilities	87,520	79,364

Long-term debt, net of current maturities	56,845	44,336
Deferred pension liability	7,506	7,640
Other long-term liabilities	2,310	3,665
Deferred income taxes	7,646	7,581

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,791,329 and 11,789,529 issued and outstanding at March 31, 2010 and December 31, 2009	1,179	1,179
Additional paid-in capital	82,936	82,721
Treasury stock, at cost; 42,600 shares at March 31, 2010 and December 31, 2009	(426)	(426)
Retained earnings	150,043	146,756
Accumulated other comprehensive income, net	411	5,147
Total stockholders’ equity	234,143	235,377

Total liabilities and stockholders’ equity	$395,970	$377,963

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

	March 31,
(in thousands, except per share amounts)	2010	2009
Net sales:
North American
Industrial	$46,140	$43,152
Agricultural	40,299	23,831
European	41,950	43,160
Total net sales	128,389	110,143

Cost of sales	100,254	88,416
Gross profit	28,135	21,727

Selling, general and administrative expense	21,668	18,550
Income from operations	6,467	3,177

Interest expense	(1,250)	(1,096)
Interest income	812	160
Other income (expense), net	(10)	45
Income before income taxes	6,019	2,286

Provision for income taxes	2,026	743
Net Income	$3,993	$1,543

Net income per common share:
Basic	$0.34	$0.16
Diluted	$0.34	$0.15
Average common shares:
Basic	11,747	9,939
Diluted	11,833	9,963

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Operating Activities
Net income	$3,993	$1,543
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	177	35
Depreciation	2,664	2,028
Amortization of intangibles	86	20
Amortization of debt issuance	94	–
Stock-based compensation expense	189	111
Excess tax benefits from stock-based payment arrangements	(31)	(8)
Provision for deferred income tax benefit (expense)	188	177
Loss on sale of property, plant & equipment	30	(3)
Changes in operating assets and liabilities:
Accounts receivable	(26,050)	(10,541)
Inventories	4,200	(485)
Prepaid expenses and other assets	(1,273)	(370)
Trade accounts payable and accrued liabilities	11,406	(3,031)
Income taxes payable	(1,913)	(80)
Other long-term liabilities	(365)	(105)
Net cash used by operating activities	(6,605)	(10,709)

Investing Activities
Acquisitions, net of cash acquired	(431)	–
Purchase of property, plant and equipment	(878)	(1,077)
Proceeds from sale of property, plant and equipment	76	30
Net cash used by investing activities	(1,233)	(1,047)

Financing Activities
Net change in bank revolving credit facility	13,000	10,500
Principal payments on long-term debt and capital leases	(908)	(809)
Proceeds from issuance of long-term debt	542	2,048
Dividends paid	(705)	(595)
Proceeds from sale of common stock	26	378
Excess tax benefits from stock-based payment arrangements	31	8
Net cash provided by financing activities	11,986	11,530

Effect of exchange rate changes on cash	(895)	(71)
Net change in cash and cash equivalents	3,253	(297)
Cash and cash equivalents at beginning of the period	17,774	4,532
Cash and cash equivalents at end of the period	$21,027	$4,235

Cash paid during the period for:
Interest	$1,121	$1,165
Income taxes	$2,178	$1,821

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

March 31, 2010

1.  Basis of Financial Statement Presentation

    The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In connection with the preparation of the consolidated financial statements and in accordance with FASB ASC Topic 855, Subsequent Events, formerly Statement of Financial Standards No. (SFAS) 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 7, 2010 and have no subsequent events to disclose.

2.  Acquisitions

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

The fair value of the net assets acquired was approximately $53.1 million, which exceeds the preliminary estimated purchase price of $25.4 million.  Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $27.7 million as a gain on bargain purchase. The gain on bargain purchase of $27.7 million was shown separately within income from operations in the Consolidated Statements of Income in the third quarter of 2009. The recorded amounts are provisional and subject to change. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory, accounts receivable, property, plant & equipment, accrued liabilities and deferred taxes, which may require the Company to adjust the recorded gain.

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

      The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2009 is as follows:

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2010	2009

Net Sales	$128,389	$127,309
Net Income	$3,993	$(4,093)
Diluted Earnings per Share	$0.34	$(0.41)

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

3.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $2,743,000 and $2,548,000 at March 31, 2010 and December 31, 2009, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 60% and 57% of total inventory at March 31, 2010 and December 31, 2009, respectively.  The excess of current cost over LIFO valued inventories was $8,677,000 at March 31, 2010 and  $9,106,000 at December 31, 2009.  Inventory obsolescence reserves were $8,728,000 at March 31, 2010 and $9,060,000 at December 31, 2009.  The decrease in reserve for obsolescence was mainly due to inventory dispositions in the Company’s U.S. and European operations.  Net inventories consist of the following:

(in thousands)	March 31, 2010	December 31, 2009

Finished goods	$95,285	$102,681
Work in process	13,635	10,611
Raw materials	9,940	11,030
	$118,860	$124,322

      An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.  The Company reviews LIFO at each quarter end based to some extent on management's estimates, the impact to the Interim Consolidated Statement of Income was a decrease to cost of sales of $429,000 at March 31, 2009.

 5.  Derivatives and Hedging

 Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt and expired on March 31, 2010.  The other has a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expires on March 31, 2011.  On November 5, 2009, JPMorgan transferred the swap transactions to Bank of America.  The terms of the hedging instrument remain the same.  As of March 31, 2010, the Company had $54 million outstanding under its revolving credit facility and the one interest rate swap contracts designated as cash flow hedges which are effectively hedging $20 million of these borrowings from changes in underlying LIBOR base rates.  The fair market value of these hedges, which is the amount that would have been paid or received by the Company had it prematurely terminated these swap contracts at March 31, 2010, LIBOR was an $890,000 liability.  This is included in Accrued liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At March 31, 2010, ineffectiveness related to the interest rate swap agreements was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of negative $890,000 as of March 31, 2010.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of positive $42,000 as of March 31, 2010.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	March 31, Three Months Ended
	2010	2009

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

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

      The Company’s stock-based compensation expense was $189,000 and $111,000 for the quarter ended March 31, 2010 and 2009, respectively.

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	345,480
Granted	–
Exercised	(1,800)	$14.61
Cancelled	–

Options outstanding at March 31, 2010	343,680	$17.89
Options exercisable at March 31, 2010	165,580	$19.06
Options available for grant at March 31, 2010	214,500

*Weighted Averages

      Options outstanding and exercisable at March 31, 2010 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	155,680	6.83	$ 12.24	58,180	$ 13.55
$19.79 - $25.18	188,000	6.43	$ 22.57	107,400	$ 22.05
Total	343,680			165,580

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	186,000
Granted	–
Exercised	–
Cancelled	–

Options outstanding at March 31, 2010	186,000	$14.57
Options exercisable at March 31, 2010	79,000	$15.17
Options available for grant at March 31, 2010	367,000

*Weighted Averages

      Options outstanding and exercisable at March 31, 2010 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	140,000	6.64	$11.71	55,000	$12.10
$13.96 - $19.79	13,500	4.26	$18.71	10,500	$18.40
$25.02 - $25.18	32,500	6.92	$25.17	13,500	$25.16
Total	186,000			79,000

*Weighted Averages

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	Shares	Price	Weighted- average remaining contractual term (in years)
Options outstanding at beginning of year	8,000	11.45	3.00
Granted	—	$—	—
Vested	—	—	—
Forfeited or Cancelled	—	—	—
Options outstanding at end of year	8,000	$11.45

9.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2010	2009
Net Income	$3,993	$1,543

Average Common Shares:
Basic (weighted-average outstanding shares)	11,747	9,939
Dilutive potential common shares from stock options	86	24
Diluted (weighted-average outstanding shares)	11,833	9,963

Basic earnings per share	$0.34	$0.16

Diluted earnings per share	$0.34	$0.15

10.  Segment Reporting

      At March 31, 2010 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Net Revenue

Industrial	$46,140	$43,152
Agricultural	40,299	23,831
European	41,950	43,160
Consolidated	$128,389	$110,143

Operating Income
Industrial	$1,840	$(1,108)
Agricultural	985	1,241
European	3,642	3,044
Consolidated	$6,467	$3,177

Goodwill
Industrial	$13,555	$26,649
Agricultural	–	–
European	20,786	20,338
Consolidated	$34,341	$46,987

Total Identifiable Assets
Industrial	$128,149	$170,254
Agricultural	130,716	91,176
European	137,105	126,523
Consolidated	$395,970	$387,953

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

12.  Comprehensive Income

      During the first quarter of 2010 and 2009, Comprehensive Income amounted to ($743,000) and ($2,087,000) respectively.

      The components of Comprehensive Income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net Income	$3,993	$1,543
Cash flow derivative, net of taxes	233	161
Amortization of actuarial net loss(gain)	19	39
Foreign currency translations adjustment	(4,988)	(3,830)

Comprehensive Income	$(743)	$(2,087)

    The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Foreign currency translation	$3,201	$8,148
Derivatives, net of taxes	(552)	(744)
Actuarial gains related to defined benefit plans	(2,238)	(2,257)
Total Accumulated other comprehensive income	$411	$5,147

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

      At March 31, 2010, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

      The Company’s pension expense was $50,000 and $138,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company is required to contribute $1,867,000 to the pension plans for 2010.

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

      We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

16.  Recent Accounting Pronouncements

Amendments to FASB Interpretation No. 46(R)

      In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-17, which codified Statement of Financial Accounting Standard (SFAS) 167, Amendments to FASB Interpretation No. 46(R), issued in June 2009. This guidance amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASU 2009-17 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASU 2009-17 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASU 2009-17 became effective for the Company this quarter.  This ASU did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 becomes effective for us this quarter, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us in the first annual reporting period that begins after December 15, 2010 and for interim periods within that first annual reporting period. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
As a Percent of Net Sales	2010	2009
North American
Industrial	35.9%	39.2%
Agricultural	31.4%	21.6%
European	32.7%	39.2%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2010	2009

Gross margin	21.9%	19.7%
Income from operations	5.0%	2.9%
Income before income taxes	4.7%	2.1%
Net income	3.1%	1.4%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first quarter of 2010 the Company’s net income was up due to the Company’s continued efforts with cost control initiatives and the acquisition of Bush Hog which was accretive to our sales and net income during the first quarter.  The continued weakness in the worldwide economy remains a concern as market conditions have shown little improvement.  The Industrial Division sales increased 7% during the first quarter of 2010 due to increases in the excavator market, however; budgets of governmental entities and related contractors continue to be constrained.  The Agricultural Division saw a 69% increase in sales versus the first quarter of 2009 all relating to the Bush Hog acquisition.  Overall market conditions remained soft and there is dealer reluctance to stock inventory at historic levels.  European sales in local currency decreased by 10% compared to the first quarter of 2009 as their markets reflected similar conditions to those in our North American operations.  European sales in U.S. dollars were only down 3% due to changes in exchange rates.  Offsetting some of these declines for the Company in general were margin percentage improvements from higher proprietary part sales in the first quarter of 2010 compared to the same time in 2009.

      The Company is concerned that our markets for 2010 could continue to be negatively affected by a variety of factors such as a continued downturn in the overall economy, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities and changes in our customer buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Net sales for the first quarter of 2010 were $128,389,000, an increase of $18,246,000 or 16.6% compared to $110,143,000 for the first quarter of 2009.  The majority of the increase was all from the acquisition of Bush Hog.

Net North American Industrial sales increased during the first quarter by $2,988,000 or 6.9% to $46,140,000 for 2010 compared to $43,152,000 during the same period in 2009.  The increase came primarily from higher sales of excavators as sales of mowing equipment and Sweepers to governmental entities and related contractors remained soft.

Net North American Agricultural sales were $40,299,000 in 2010 compared to $23,831,000 for the same period in 2009, an increase of $16,468,000 or 69.1%.  This increase was from the acquisition of Bush Hog in the amount of $20,734,000.  This division continues to reflect soft conditions in the agricultural market primarily due to cutbacks in preseason stocking levels by dealer networks due to uncertainties in market outlook.

Net European Sales for the first quarter of 2010 were $41,950,000, a decrease of $1,210,000 or 2.8% compared to $43,160,000 during the first quarter of 2009.  The decrease was primarily from weak market conditions.

Gross profit for the first quarter of 2010 was $28,135,000 (21.9% of net sales) compared to $21,727,000 (19.7%) during the same period in 2009, an increase of $6,408,000.  The increase was mainly attributable to the acquisition of Bush Hog along with lower manufacturing costs.  The increase in the gross margin percentage was a result of higher proprietary part sales during the first quarter of 2010.

Selling, general and administrative expenses (“SG&A”) were $21,668,000 (16.9% of net sales) during the first quarter of 2010 compared to $18,550,000 (16.8% of net sales) during the same period of 2009, an increase of $3,118,000.  The acquisition of Bush Hog added $3,566,000.  Without Bush Hog, SG&A declined $448,000 mainly from reduced commissions and lower overhead costs.

Interest expense was $1,250,000 for the first quarter of 2010 compared to $1,096,000 during the same period in 2009, an increase of $154,000.  The increase came mainly from amortization of bank fees from the amendment to our Company’s revolving credit facility in November 2009 and higher interest rates due to changes in our amended debt agreement during the first quarter of 2010.

Other Income was a $10,000 loss for the first quarter of 2010 compared to a $45,000 gain in 2009.  Other income in 2010 and 2009 was all a result of transactional exchange rate changes.

Provision for income taxes was $2,026,000 (33.7%) in the first quarter of 2010 compared to $743,000 (32.5%) during the same period in 2009.

The Company’s net income after tax was $3,993,000 or $0.34 per share on a diluted basis for the first quarter of 2010 compared to 1,543,000 or $0.15 per share on a diluted basis for the first quarter of 2009.  The increase of $2,450,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales, particularly in our Agricultural Division.  These sales help level the Company’s production during the off season.

As of March 31, 2010, the Company had working capital of $196,513,000 which represents an increase of $14,144,000 from working capital of $182,369,000 of December 31, 2009.  The increase in working capital was primarily from higher levels of accounts receivable due to seasonality.

Capital expenditures were $878,000 for the first three months of 2010, compared to $1,077,000 during the first three months of 2009.  Capital expenditures for 2010 are expected to be higher than 2009 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2009 or the first quarter of 2010.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $11,986,000 during the three month period ending March 31, 2010, compared to $11,530,000 for the same period in 2009.

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

On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the obligated group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through March 31, 2010.  Beginning June 30, 2010, Rivard’s actual operating cash flow will be used in the calculation of consolidated operating cash flow.

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

As of March 31, 2010, there was $54,000,000 borrowed under the revolving credit facility.  At March 31, 2010, $975,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $70,025,000 in available borrowings.

On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million.  The facility was renewed on November 1, 2009 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of March 31, 2010, there were no British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 7,300,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of March 31, 2010, no Euros were borrowed against the French line of credit, 2,179,000 Canadian dollars were outstanding on the Canadian line of credit and 800,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of March 31, 2010, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $2,743,000 at March 31, 2010 and $2,548,000 at December 31, 2009.

Sales Discounts

At March 31, 2010 the Company had $6,823,000 in reserves for sales discounts compared to $3,803,000 at December 31, 2009 on products shipped to our customers under various promotional programs.  The increase was due primarily from discounts reserved on the Company’s agricultural products during the pre-season program, which runs from September to December of each year on orders that are shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,728,000 at March 31, 2010 and $9,060,000 at December 31, 2009 in reserve to cover obsolescence and slow moving inventory.  The decrease in reserve for obsolescence was mainly due to inventory written off in the Company’s U.S. and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $6,321,000 at March 31, 2010 and $6,337,000 at December 31, 2009.

Product Liability

At March 31, 2010 the Company had accrued $478,000 in reserves for product liability cases compared to $387,000 at December 31, 2009.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2009, the self insured retention (S.I.R.) for U.S. product liability coverage for all products was at $100,000 per claim.  On September 30, 2009 the Company renewed its insurance coverage and the S.I.R. for all products remained at $100,000 over claim level.  The S.I.R. for all Bush Hog products was set at the date of acquisition at $250,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

Goodwill

Goodwill must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company tests the goodwill of all of its reporting units for impairment. The goodwill impairment test is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements for purchase accounting, in that it takes the implied fair value of the reporting unit and allocates such fair value to the fair value of the assets and liabilities of the reporting unit.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. As of March 31, 2010, Goodwill was $34,341,000, which represents 8.7% of total assets. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of March 31, 2010, the Company had $1,211,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $182,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At March 31, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,143,000 for the period ending March 31, 2010.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,129,000 for the period ended March 31, 2009.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2010 was a loss of $4,988,000.  On March 31, 2010, the British pound closed at .6591 relative to 1.00 U.S. dollar, and the Euro closed at .7402 relative to 1.00 U.S. dollar.  At December 31, 2009 the British pound closed at .6187 relative to 1.00 U.S. dollar and the Euro closed at .6985 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2009, the British pound closed at .6970 relative to 1.00 U.S. dollar, and the Euro closed at .7527 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2010 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $270,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 6, 2010 – Press Release announcing First Quarter 2010 earnings.

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
25

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

