Form 10-Q
period 2010-06-30
ALAMO GROUP INC
filed 2010-08-06
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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

AT AUGUST 2, 2010, 11,804,829 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

	Interim Consolidated Balance Sheets	3
	June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	Interim Consolidated Statements of Income	4
	Three months and Six months ended June 30, 2010 and June 30, 2009

	Interim Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2010 and June 30, 2009

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,152	$17,774
Accounts receivable, net	134,832	111,745
Inventories	108,944	124,322
Deferred income taxes	3,559	3,118
Prepaid expenses	3,799	3,579
Income Tax Receivable	1,195	1,195
Total current assets	272,481	261,733

Property, plant and equipment	138,075	142,076
Less: Accumulated depreciation	(74,848)	(72,215)
	63,227	69,861

Goodwill	32,607	35,207
Intangible Assets	5,763	5,803
Deferred income taxes	4,158	4,158
Other assets	567	1,201

Total assets	$378,803	$377,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,892	$36,046
Income taxes payable	77	2,688
Accrued liabilities	32,639	32,013
Current maturities of long-term debt	3,250	5,453
Deferred income tax	2,334	3,164
Total current liabilities	85,192	79,364

Long-term debt, net of current maturities	44,496	44,336
Deferred pension liability	7,207	7,640
Other long-term liabilities	2,252	3,665
Deferred income taxes	7,517	7,581

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,820,429 and 11,789,529 issued and outstanding at June 30, 2010 and December 31, 2009	1,182	1,179
Additional paid-in capital	83,385	82,721
Treasury stock, at cost; 42,600 shares at June 30, 2010 and December 31, 2009	(426)	(426)
Retained earnings	154,209	146,756
Accumulated other comprehensive income, net	(6,211)	5,147
Total stockholders’ equity	232,139	235,377

Total liabilities and stockholders’ equity	$378,803	$377,963

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

			June 30,
(in thousands, except per share amounts)

2010

2009

			2010	2009

Net sales:
North American
Industrial	$48,448	$46,038	$94,588	$89,190
Agricultural	44,830	19,274	85,129	43,105
European	41,056	47,931	83,006	91,091
Total net sales	134,334	113,243	262,723	223,386

Cost of sales	105,653	88,914	205,907	177,330
Gross profit	28,681	24,329	56,816	46,056

Selling, general and administrative expense	21,355	18,945	43,023	37,495
Income from operations	7,326	5,384	13,793	8,561

Interest expense	(1,024)	(1,147)	(2,274)	(2,243)
Interest income	305	162	1,117	322
Other income (expense), net	(25)	(49)	(35)	(4)
Income before income taxes	6,582	4,350	12,601	6,636

Provision for income taxes	1,712	1,358	3,738	2,101
Net income	$4,870	$2,992	$8,863	$4,535

Net income per common share:
Basic	$0.41	$0.30	$0.75	$0.46
Diluted	$0.41	$0.30	$0.75	$0.45
Average common shares
Basic	11,756	9,977	11,752	9,958
Diluted	11,882	9,986	11,858	9,975

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating Activities
Net income	$8,863	$4,535
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for doubtful accounts	591	193
Depreciation	5,299	4,053
Amortization of intangible	170	39
Amortization of debt issuance	188	–
Stock-based compensation expense	341	253
Excess tax benefits from stock-based payment arrangements	(45)	(15)
Provision for deferred income tax benefit	(1,036)	338
Gain on sale of equipment	(24)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(28,880)	1,794
Inventories	11,719	8,564
Prepaid expenses and other assets	(254)	(99)
Trade accounts payable and accrued liabilities	15,503	(7,628)
Income taxes payable	(2,570)	883
Other long term liabilities	(815)	(440)
Net cash provided by operating activities	9,050	12,443

Investing Activities
Acquisitions, net of cash acquired	(426)	–
Purchase of property, plant and equipment	(2,183)	(1,852)
Proceeds from sale of property, plant and equipment	139	65
Net cash used by investing activities	(2,470)	(1,787)

Financing Activities
Net change in bank revolving credit facility	1,000	(8,000)
Principal payments / proceeds on long-term debt and capital leases	(2,773)	(1,439)
Proceeds from issuance of long term debt	261	545
Dividends paid	(1,410)	(1,194)
Proceeds from sale of common stock	326	797
Excess tax benefits from stock-based payment arrangements	45	15
Net cash used by financing activities	(2,551)	(9,276)

Effect of exchange rate changes on cash	(1,651)	162
Net change in cash and cash equivalents	2,378	1,542
Cash and cash equivalents at beginning of the period	17,774	4,532
Cash and cash equivalents at end of the period	$20,152	$6,074

Cash paid during the period for:
Interest	$2,177	$2,538
Income taxes	$6,213	$1,958

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

June 30, 2010

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

    In connection with the preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Standards No. (SFAS) 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2010 through August 7, 2010 and had nothing to disclose.

2.  Acquisitions

On October 22, 2009 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of Bush Hog, LLC, a Delaware limited liability company (“Bush Hog”) located in Selma, Alabama.  The purchase included substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks (the “Acquisition”). The purchase price consideration was 1.7 million unregistered shares of Alamo Group common stock which represented approximately 14.5% of the outstanding stock of Alamo Group.  The closing price on October 22, 2009 was $16.09 per share.

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

The primary reason for the Bush Hog acquisition was to help the Company further the goal of becoming the largest manufacturer of agricultural mowers in the world. This acquisition enabled the Company to expand its market presence, and product offerings.

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

      The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2009 is as follows:

	Six Months Ended
	June 30
(In thousands, except per share amounts)	2010	2009

Net Sales	$262,723	$276,893
Net Income	$8,863	$1,151
Diluted Earnings per Share	$0.75	$0.12

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

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,675,000 and $2,548,000 at June 30, 2010 and December 31, 2009, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 61% and 63% of total inventory at June 30, 2010 and December 31, 2009, respectively.  The excess of current cost over LIFO valued inventories was $7,839,000 at June 30, 2010 and $9,106,000 at December 31, 2009.  The LIFO reserve was reduced by $429,000 in the first quarter of 2010 and $838,000 in the second quarter of 2010, due to the volume reductions in U.S. inventory.  Inventory obsolescence reserves were $8,495,000 at June 30, 2010 and $9,060,000 at December 31, 2009.  The decrease in reserve for obsolescence was mainly due to inventory dispositions in the Company’s U.S. and European operations.  Net inventories consist of the following:

(in thousands)	June 30, 2010	December 31, 2009

Finished goods	$89,971	$102,681
Work in process	9,709	10,611
Raw materials	9,264	11,030
	$108,944	$124,322

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based on management's estimates.

5.  Derivatives and Hedging

Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt which expired on March 31, 2010.  The other has a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expires on March 31, 2011.  On November 5, 2009, JPMorgan transferred the swap transactions to Bank of America.  The terms of the hedging instrument remain the same.  As of June 30, 2010, the Company had $42 million outstanding under its revolving credit facility and one interest rate swap contract designated as cash flow hedge which is effectively hedging $20 million of these borrowings from changes in underlying LIBOR base rates.  The fair market value of this hedge, which is the amount that would have been paid or received by the Company had it prematurely terminated this swap contract at June 30, 2010, was a $648,000 liability.  This is included in Accrued liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At June 30, 2010, ineffectiveness related to the interest rate swap agreement was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $648,000 as of June 30, 2010.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $1,000 as of June 30, 2010.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Six Months Ended

	June 30,
	2010	2009

Dividends declared	$0.12	$0.12
Dividends paid	$0.12	$0.12

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

      The Company’s stock-based compensation expense was $341,000 and $253,000 for the quarter ended June 30, 2010 and 2009, respectively.

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	345,480
Granted	19,000	$24.69
Exercised	(3,800)	$12.95
Cancelled	–

Options outstanding at June 30, 2010	360,680	$18.28
Options exercisable at June 30, 2010	212,080	$18.78
Options available for grant at June 30, 2010	195,500
*Weighted Averages

      Options outstanding and exercisable at June 30, 2010 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	153,680	6.80	$ 12.25	77,680	$ 13.02
$19.79 - $25.18	207,000	6.75	$ 22.77	134,400	$ 22.10
Total	360,680			212,080

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	186,000
Granted	–
Exercised	(27,100)	$12.03
Cancelled	–

Options outstanding at June 30, 2010	158,900	$15.00
Options exercisable at June 30, 2010	81,500	$16.27
Options available for grant at June 30, 2010	364,000
*Weighted Averages

      Options outstanding and exercisable at June 30, 2010 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	112,900	7.35	$11.63	48,000	$11.87
$13.96 - $19.79	13,500	4.26	$18.71	13,500	$18.71
$25.02 - $25.18	32,500	6.92	$25.17	20,000	$25.16
Total	158,900			81,500
*Weighted Averages

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

        For six months ending June 30, 2010

	Shares	Weighted- average remaining contractual term (in years)
Options outstanding at beginning of year	8,000	4.00
Granted	3,000
Exercised	(2,000)
Cancelled	—
Options outstanding at end of year	9,000	3.33

9.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income is the same for basic and diluted per share calculations.

	Three Months Ended

Six Months Ended

	June 30,

June 30,

(In thousands, except per share amounts)	2010	2009	2010	2009

Net Income	$4,870	$2,992	$8,863	$4,535

Average Common Shares:
Basic (weighted-average outstanding shares)	11,756	9,977	11,752	9,958

Dilutive potential common shares from stock options	126	9	106	17
Diluted (weighted-average outstanding shares)	11,882	9,986	11,858	9,975

Basic earnings per share	$0.41	$0.30	$0.75	$0.46

Diluted earnings per share	$0.41	$0.30	$0.75	$0.45

    10.  Segment Reporting

At June 30, 2010 and June 30, 2009 the following unaudited financial information is segmented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Net Revenue

Industrial	$48,448	$46,038	$94,588	$89,190
Agricultural	44,830	19,274	85,129	43,105
European	41,056	47,931	83,006	91,091
Consolidated	134,334	113,243	262,723	223,386

Income from Operations
Industrial	$2,060	$576	$3,900	$(532)
Agricultural	1,939	219	2,924	1,460
European	3,327	4,589	6,969	7,633
Consolidated	7,326	5,384	13,793	8,561

Goodwill
Industrial	$13,363	$26,895	$13,363	$26,895
Agricultural	–	–	–	–
European	19,244	21,801	19,244	21,801
Consolidated	32,607	48,696	32,607	48,696

Total Identifiable Assets
Industrial	$124,544	$160,887	$124,544	$160,887
Agricultural	130,025	80,779	130,025	80,779
European	124,234	137,207	124,234	137,207
Consolidated	378,803	378,873	378,803	378,873

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

12.  Comprehensive Income

The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net Income	$4,870	$2,992	$8.863	$4,535
Cash flow derivatives, net of taxes	150	173	383	334
Amortization of actuarial net gain	19	39	38	78
Foreign currency translation adjustment	(6,791)	8,371	(11,779)	4,541

Comprehensive Income	$(1,752)	$11,575	$(2,495)	$9,488

The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet, are as follows:

	June 30,	December 31,
(in thousands)	2010	2009

Foreign currency translation	$(3,590)	$8,148
Derivatives, net of taxes	(402)	(744)
Actuarial gains related to defined benefit plans	(2,219)	(2,257)
Total Accumulated other comprehensive income	$(6,211)	$5,147

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

      At June 30, 2010, the Company had an environmental reserve in the amount of $1,608,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $143,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

14.  Pension Benefits

      In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, Alamo Group Inc. assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and new entrants.

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

      The Company’s pension expense was $50,000 and $138,000 for the three months ended June 30, 2010 and 2009, respectively.  The Company is required to contribute $1,561,000 to the pension plans for 2010.

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

16.  Recent Accounting Pronouncements

Amendments to FASB Interpretation No. 46(R)

      In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-17, which codified Statement of Financial Accounting Standard (SFAS) 167, Amendments to FASB Interpretation No. 46(R), issued in June 2009. This guidance amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASU 2009-17 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASU 2009-17 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASU 2009-17 became effective for the Company on January 1, 2010.  This ASU did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

      In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for us on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us in the first annual reporting period that begins after December 15, 2010 and for interim periods within that first annual reporting period. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
As Percentages of Net Sales	2010	2009	2010	2009
North American
Industrial	36.1%	40.7%	36.0%	39.9%
Agricultural	33.4%	17.0%	32.4%	19.3%
European	30.5%	42.3%	31.6%	40.8%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2010	2009	2010	2009

Gross profit	21.4%	21.5%	21.6%	20.6%
Income from operations	5.5%	4.8%	5.3%	3.8%
Income before income taxes	4.9%	3.8%	4.8%	3.0%
Net income	3.6%	2.6%	3.4%	2.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the second quarter of 2010 the Company’s net income was up compared to the second quarter of 2009 due to the Company’s continued efforts with cost control initiatives and the acquisition of Bush Hog, which was accretive to our sales and net income during the second quarter.  The continued weakness in the worldwide economy remains a concern as market conditions have shown little improvement.  The Industrial Division sales increased 5% during the second quarter of 2010 due to increases in the replacement parts business, and to a lesser extent, an increase in sweeper sales, specifically to dealers; however, budgets of governmental entities and related contractors continue to be constrained.  The Agricultural Division saw a 133% increase in sales versus the second quarter of 2009, most of it relating to the Bush Hog acquisition.  Overall, agricultural market conditions remained soft but we expect some gradual improvement for the balance of 2010.  European Division sales were down 14% in U.S. dollars and 11% in local currency in the second quarter of 2010 compared to the previous year as their markets reflected the overall decline in the European economy.  We expect this decline in the European Division will continue to impact our results for the remainder of the year.  Offsetting some of these declines for the Company were benefits from cost controls and restructuring measures implemented in 2009 as these savings have contributed to steady improvements in our profits for 2010.

            The Company is concerned that our markets for 2010 could continue to be negatively affected by a variety of factors such as continued weakness in the overall economy, tightened credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities and changes in our customer buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Net sales for the second quarter of 2010 were $134,334,000, an increase of $21,091,000, or 18.6% compared to $113,243,000 for the second quarter of 2009.  The increase was almost entirely from the acquisition of Bush Hog.

Net North American Industrial sales increased during the second quarter by $2,410,000 or 5.2% to $48,448,000 for 2010 compared to $46,038,000 during the same period in 2009. The increase came primarily from higher sales of replacement parts to governmental entities and related contractors and, to a lesser extent, increased sweeper and mowing equipment sales.  Sales to cities and counties were down compared to 2009, though sales to states held up better.

Net North American Agricultural sales were $44,830,000 in 2010 compared to $19,274,000 for the same period in 2009, an increase of $25,556,000 or 132.6%.  The increase was mainly due to the acquisition of Bush Hog and a slight improvement in market conditions over 2009.  While there continues to be dealer reluctance to buy at historical levels due to market uncertainty and tighter credit, the market appears to be gradually improving.

Net European Sales for the second quarter of 2010 were $41,056,000, a decrease of $6,875,000 or 14.4% compared to $47,931,000 during the second quarter of 2009.  The decrease was primarily the result of weakening market conditions for the Company’s products in Europe and to a lesser extent changes in exchange rates.

Gross profit for the second quarter of 2010 was $28,681,000 (21.4% of net sales) compared to $24,329,000 (21.5% of net sales) during the same period in 2009, an increase of $4,352,000.  The increase in gross margin was from the acquisition of Bush Hog in the amount of $4,677,000.  Margins were negatively affected by lower sales volume in the Company’s core businesses due to soft market conditions.

Selling, general and administrative expense (“SG&A”) was $21,355,000 (15.9% of net sales) during the second quarter of 2010 compared to $18,945,000 (16.7% of net sales) during the same period of 2009, an increase of $2,410,000.  The acquisition of Bush Hog added $3,657,000 to SG&A expenses.  Excluding Bush Hog, the 2010 SG&A expenses were lower due to the cost control measures implemented during 2009.

            Interest expense was $1,024,000 for the second quarter of 2010 compared to $1,147,000 during the same period in 2009, a decrease of $123,000.  The decrease was from reduced borrowings in 2010 compared to 2009.  The 2010 interest expense also includes $94,000 in amortization of bank fees from the amendment to our Company’s revolving credit agreement in November of 2009.

            Other income (expense), net was $25,000 of expense during the second quarter of 2010 compared to $49,000 of expense in the second quarter of 2009.  The amount in the second quarters of 2010 and 2009 are from changes in exchange rates.

            Provision for income taxes was $1,712,000 (26.0%) in the second quarter of 2010 compared to $1,358,000 (31.2%) during the same period in 2009.

            The Company’s net income after tax was $4,870,000 or $.41 per share on a diluted basis for the second quarter of 2010 compared to $2,992,000 or $.30 per share on a diluted basis for the second quarter of 2009.  The increase of $1,878,000 resulted from the factors described above.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Net sales for the first six months of 2010 were $262,723,000, an increase of $39,337,000 or 17.6% compared to $223,386,000 for the first six months of 2009.  The increase was mainly from the acquisition of Bush Hog.  Sales in the Company’s core business were affected by weakness in the worldwide economy which has continued since the third quarter of 2008.

Net North American Industrial sales increased during the first six months by $5,398,000 or 6.1% to $94,588,000 for 2010 compared to $89,190,000 during the same period in 2009.  The increase was mainly due to higher sales in replacement parts and to a lesser extent some improved sales in the excavator, vacuum truck, sweepers and mowing equipment products.  Governmental authorities, continue to be affected by budget shortfalls.

Net North American Agricultural sales were $85,129,000 in 2010 compared to $43,105,000 for the same period in 2009, an increase of $42,024,000 or 97.5%.  The increase was from the acquisition of Bush Hog in the amount of $44,104,000.  The agricultural market remains soft mainly due to dealer reluctance to stock farm equipment at historical levels as a result of the slowdown in the agricultural sector and concerns about the overall economy.

Net European sales for the first six months of 2010 were $83,006,000, a decrease of $8,085,000 or 8.9% compared to $91,091,000 during the same period of 2009.  The decrease was mainly from weak market conditions caused by the slowdown in the European economy.

Gross profit for the first six months of 2010 was $56,816,000 (21.6% of net sales) compared to $46,056,000 (20.6% of net sales) during the same period in 2009, an increase of $10,760,000.  The increase was mainly from the acquisition of Bush Hog in the amount of $8,826,000.  Increases in replacement part sales supported higher margins as well as improved margin percentages.  Gross margin percentages also improved over 2009 as a result of continued improvements from efficiency initiatives which helped to lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $43,023,000 (16.4% of net sales) during the first six months of 2010 compared to $37,495,000 (16.8% of net sales) during the same period of 2009, an increase of $5,528,000.  The increase in SG&A for the first six months of 2010 was due to the acquisition of Bush Hog which added $7,224,000.  Without Bush Hog, SG&A declined $1,696,000 mainly from the benefit of the 2009 reductions in workforce along with other cost savings initiatives and reduced commissions on lower sales volumes.

            Interest expense was $2,274,000 for the first six months of 2010 compared to $2,243,000 during the same period in 2009, an increase of $31,000.  The increase was due to $188,000 in amortization of bank fees from the amendment to our Company’s revolving credit agreement in November of 2009 partially offset by the effect of reduced borrowings during 2010.

            Other income (expense), net was $35,000 of expense during the first six months of 2010 compared to $4,000 of expense in the first six months of 2009.  The expense in 2010 and 2009 were from changes in exchange rates.

            Provision for income taxes was $3,738,000 (29.7%) in the first six months of 2010 compared to $2,101,000 (31.7%) during the same period in 2009.

            The Company’s net income after tax was $8,863,000 or $0.75 per share on a diluted basis for the first six months of 2010 compared to $4,535,000 or $0.45 per share on a diluted basis for the first six months of 2009.  The increase of $4,328,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons, particularly related to our agricultural products.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales though with the soft economy this affect is less pronounced.  These sales level the Company’s production during the off season.

As of June 30, 2010, the Company had working capital of $187,289,000 which represents an increase of $4,920,000 from working capital of $182,369,000 as of December 31, 2009.  The increase in working capital was primarily from higher levels of accounts receivable due to seasonality.

Capital expenditures were $2,183,000 for the first six months of 2010, compared to $1,852,000 during the first six months of 2009.  Capital expenditures for 2010 are expected to be higher than 2009 levels though still below depreciation levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2009 or the first half of 2010.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      Net cash used by financing activities was $2,551,000 during the six month period ending June 30, 2010, compared to net cash used of $9,276,000 for the same period in 2009.  The decrease in financing activities in 2009 was from paydowns on the bank credit facility due to cash provided by operating activities.

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

      On October 14, 2008, the Company entered into the Sixth Amendment and Waiver under the Amended and Restated Revolving Credit Agreement.  The purpose of the amendment and waiver was to clarify company names within the obligated group after merging or dissolving some subsidiaries, to define operating cash flow and defining quarterly operating cash flow for Rivard through June 30, 2010.  Beginning June 30, 2010, Rivard’s actual operating cash flow will be used in the calculation of consolidated operating cash flow.

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

As of June 30, 2010, there was $42,000,000 borrowed under the revolving credit facility.  At June 30, 2010, $1,000,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $82,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from 1,000,000 British pounds to 5,500,000 million British pounds.  The facility was renewed on November 1, 2009 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of June 30, 2010, there were no British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 6,200,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of June 30, 2010, no Euros were borrowed against the French line of credit, 1,040,000 Canadian dollars were outstanding on the Canadian line of credit and 400,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of June 30, 2010, the Company is in compliance with the terms and conditions of its credit facilities.

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

      The bad debt reserve balance was $2,675,000 at June 30, 2010 and $2,548,000 at December 31, 2009.

Sales Discounts

      At June 30, 2010 the Company had $11,064,000 in reserves for sales discounts compared to $3,803,000 at December 31, 2009 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are generally shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,495,000 at June 30, 2010 and $9,060,000 at December 31, 2009 in reserve to cover obsolescence and slow moving inventory.  The decrease in reserve for obsolescence was mainly due to inventory disposition in the Company’s U.S. and European operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

The reserve is reviewed and if necessary, adjustments made, on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all equipment and 90 days for parts though there are exceptions.

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

The current warranty reserve balance was $6,347,000 at June 30, 2010 and $6,337,000 at December 31, 2009.

Product Liability

At June 30, 2010 the Company had accrued $441,000 in reserves for product liability cases compared to $387,000 at December 31, 2009.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2009, the self insured retention (S.I.R.) for U.S. product liability coverage for all products was at $100,000 per claim.  On September 30, 2009 the Company renewed its insurance coverage and the S.I.R. for all U.S. products remained at $100,000 per claim.  The S.I.R. for all Bush Hog products was set at the date of acquisition at $250,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. As of June 30, 2010, Goodwill was $32,607,000, which represents 8.6% of total assets. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts and floods which can affect buying patterns of the Company’s customers; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to diseases such as mad cow; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

      In addition, the Company is subject to risks and uncertainties facing the industry in general, including changes in business and political conditions and the economy in general in both domestic and international markets; weather conditions affecting demand; weakness in the Company’s markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; actions of competitors; the inability of the Company’s suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to the Company; seasonal factors in the Company’s industry; unforeseen litigation; government actions including budget levels, regulations and legislation, primarily relating to the environment, commerce, infrastructure spending, health and safety; and availability of materials.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of six months.  As of June 30, 2010, the Company had $2,872,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $431,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At June 30, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,269,000 for the period ending June 30, 2010.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,476,000 for the period ended June 30, 2009.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2010 was a loss of $6,791,000.  On June 30, 2010, the British pound closed at .6694 relative to 1.00 U.S. dollar, and the Euro closed at .8177 relative to 1.00 U.S. dollar.  At December 31, 2009 the British pound closed at .6187 relative to 1.00 U.S. dollar and the Euro closed at .6985 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2009, the British pound closed at .6078 relative to 1.00 U.S. dollar, and the Euro closed at .7128 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the 2010 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $420,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.     OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a)     Reports on Form 8-K

August 5, 2010 – Press Release announcing second quarter fiscal 2010 earnings

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
26

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

