Form 10-Q
period 2010-09-30
ALAMO GROUP INC
filed 2010-11-05
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

AT NOVEMBER 1, 2010, 11,810,379 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets
	September 30, 2010 and December 31, 2009	3

	Interim Condensed Consolidated Statements of Income
	Three months and Nine months ended September 30, 2010 and September 30, 2009	4

	Interim Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2010 and September 30, 2009	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$24,382	$17,774
Accounts receivable, net	127,610	112,309
Inventories	104,433	124,622
Deferred income taxes	2,232	3,118
Prepaid expenses	3,343	3,579
Income Tax Receivables	1,195	1,195
Total current assets	263,195	262,597

Property, plant and equipment	139,784	141,644
Less: Accumulated depreciation	(76,896)	(72,162)
	62,888	69,482

Goodwill	34,598	35,207
Intangible assets	5,744	5,803
Deferred income taxes	2,899	4,158
Other assets	971	1,201

Total assets	$370,295	$378,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	46,195	36,786
Income taxes payable	244	2,688
Accrued liabilities	32,684	31,010
Current maturities of long-term debt	2,512	5,453
Deferred income tax	866	3,164
Total current liabilities	82,501	79,101

Long-term debt, net of current maturities	23,122	44,336
Deferred pension liability	6,355	7,640
Other long-term liabilities	2,348	3,665
Deferred income taxes	6,452	7,581

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,852,979 and 11,789,529 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,185	1,179
Additional paid-in capital	83,906	82,721
Treasury stock, at cost; 42,600 shares at September 30, 2010 and December 31, 2009	(426)	(426)
Retained earnings	162,400	147,504
Accumulated other comprehensive income	2,452	5,147
Total stockholders’ equity	249,517	236,125

Total liabilities and stockholders’ equity	$370,295	$378,448

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended

September 30,

Nine Months Ended

September 30,

(in thousands, except per share amounts)

2010

2009

			2010	2009

Net sales:
North American
Industrial	$46,846	$45,547	$141,434	$134,737
Agricultural	48,880	20,158	134,009	63,263
European	36,572	44,613	119,578	135,704
Total net sales	132,298	110,318	395,021	333,704

Cost of sales	99,908	84,669	305,815	261,999
Gross profit	32,390	25,649	89,206	71,705

Selling, general and administrative expense	21,273	17,983	64,296	55,478
Income from operations	11,117	7,666	24,910	16,227

Interest expense	(888)	(1,005)	(3,162)	(3,248)
Interest income	418	15	1,535	337
Other income (expense), net	112	134	77	130
Income before income taxes	10,759	6,810	23,360	13,446

Provision for income taxes	2,609	2,227	6,347	4,328
Net income	$8,150	$4,583	$17,013	$9,118

Net income per common share:
Basic	$.69	$.46	$1.45	$.91
Diluted	$.68	$.46	$1.43	$.91
Average common shares
Basic	11,803	10,047	11,769	9,988
Diluted	11,906	10,086	11,874	10,012

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009
Operating Activities
Net income	$17,013	$9,118
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	792	392
Depreciation	7,944	6,050
Amortization of intangibles	254	59
Amortization of debt issuance	281	–
Stock-based compensation expense	474	429
Excess tax benefits from stock-based payment arrangements	(46)	(43)
Provision (benefit) for deferred income tax benefit	(1,166)	529
Gain on sale of property, plant and equipment	(946)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(17,660)	22,869
Inventories	19,506	22,019
Prepaid expenses and other assets	(203)	136
Trade accounts payable and accrued liabilities	12,535	(15,232)
Income taxes payable	(2,327)	2,211
Other long-term liabilities	(2,105)	(784)
Net cash provided by operating activities	34,346	47,731

Investing Activities
Acquisitions, net of cash acquired	(428)	–
Purchase of property, plant and equipment	(3,579)	(2,661)
Proceeds from sale of property, plant and equipment	1,861	95
Net cash used by investing activities	(2,146)	(2,566)

Financing Activities
Net change in bank revolving credit facility	(20,000)	(36,000)
Principal payments on long-term debt and capital leases	(4,147)	(1,670)
Proceeds from issuance of long-term debt	196	1,497
Dividends paid	(2,117)	(1,796)
Proceeds from sale of common stock	717	1,117
Excess tax benefits from stock-based payment arrangements	46	43
Net cash provided by financing activities	(25,305)	(36,809)

Effect of exchange rate changes on cash	(287)	586
Net change in cash and cash equivalents	6,608	8,942
Cash and cash equivalents at beginning of the period	17,774	4,532
Cash and cash equivalents at end of the period	$24,382	$13,474

Cash paid during the period for:
Interest	$3,042	$3,659
Income taxes	$6,878	$1,906

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

September 30, 2010

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

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period to provisional amounts recorded for assets acquired and liabilities assumed from Bush Hog, LLC, a Delaware limited liability company (“Bush Hog”) on October 22, 2009.

 2.  Acquisitions

On October 22, 2009 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of Bush Hog located in Selma, Alabama.  The purchase included substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks (the “Acquisition”). The purchase price consideration was 1.7 million unregistered shares of Alamo Group common stock which represented approximately 14.5% of the outstanding stock of Alamo Group.  The fair value of the 1.7 million shares was based on the public market price of Alamo common stock less a discount for lack of marketability associated with the 6-month holding period.  We utilized an Asian put option model to measure the discount for lack of marketability.  An Asian put option is an option that entitles the holder to a payoff based on the average price of an underlying asset, over a predetermined period.  The closing price on October 22, 2009 was $16.09 per share.

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

The Company believes that it was able to acquire Bush Hog for less than the fair value of its assets because of (i) the Company’s unique position as a market leader in this industry segment and (ii) the seller’s intent to exit its Bush Hog operations. Bush Hog was an unprofitable venture, and the seller through its independent broker, approached the Company in an effort to sell Bush Hog and exit the agricultural equipment manufacturing business that no longer fit its strategy. With the seller's intent to exit the agricultural manufacturing business segment and the Company’s position as a market leader, the Company was able to agree on a favorable purchase price.

The primary reason for the Bush Hog acquisition was to help the Company further the goal of becoming the largest manufacturer of agricultural mowers in the world. This acquisition enabled the Company to expand its market presence and product offerings.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Bush Hog on October 22, 2009. Since the acquisition, net adjustments of $1,206,000 were made to the fair value of the assets acquired and liabilities assumed with a corresponding adjustment to the gain on bargain purchase. The balance sheet at December 31, 2009 has been retroactively adjusted to reflect these adjustments as required by the accounting guidance for business combinations. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory, accounts receivable, property, plant & equipment, accrued liabilities and deferred taxes, which may require the Company to adjust the recorded gain. These adjustments are summarized in the table below (in thousands):

	Initial Valuation	Adjustments	September 30, 2010

Accounts receivable	$25,571	$282	$$25,853
Inventory	21,875	300	22,175
Prepaid expenses	395		395
Property, plant & equipment	12,743	(379)	12,364
Other liabilities	(9,357)	1,003	(8,354)
Net assets acquired	51,227	1,206	52,433

Intangible assets
Bush Hog trade name	1,900		1,900
Total assets acquired	53,127	1,206	54,333

Less: Fair value of 1.7 million unregistered shares	25,438		25,438
Gain on bargain purchase	$27,689	$1,206	$28,895

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

      The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2009 is as follows:

	Nine Months Ended
	September 30
(In thousands, except per share amounts)	2010	2009

Net Sales	$395,021	$408,918
Net Income	$17,013	$9,252
Diluted Earnings per Share	$1.43	$0.92

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

3.  Accounts Receivable

      Accounts Receivable is shown less allowance for doubtful accounts of $2,819,000 and $2,548,000 at September 30, 2010 and December 31, 2009, respectively.

4.  Inventories

      Inventories valued at LIFO cost represented 57% and 63% of total inventory at September 30, 2010 and December 31, 2009, respectively.  The excess of current costs over LIFO valued inventories was $8,016,000 at September 30, 2010 and $9,106,000 at December 31, 2009.  The LIFO reserve through September 30, 2010 has been reduced by $1,090,000 due to volume reduction in U.S. inventory.  Inventory obsolescence reserves were $9,075,000 at September 30, 2010 and $9,060,000 at December 31, 2009.  Net inventories consist of the following:

(in thousands)	September 30, 2010	December 31, 2009

Finished goods	$84,154	$102,981
Work in process	10,260	10,611
Raw materials	10,019	11,030
	$104,433	$124,622

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based to some extent on management's estimates at each quarter end.

5.  Derivatives and Hedging

            Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt which expired on March 31, 2010.  The other swap has a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expires on March 31, 2011.  On November 5, 2009, JPMorgan transferred the swap transactions to Bank of America.  The terms of the hedging instrument remain the same.  As of September 30, 2010, the Company had $21 million outstanding under its revolving credit facility and one interest rate swap contract designated as cash flow hedge which is effectively hedging $20 million of these borrowings from changes in underlying LIBOR base rates.  The fair market value of this hedge, which is the amount that would have been paid or received by the Company had it prematurely terminated this swap contract at September 30, 2010, was a $465,000 liability.  This is included in Accrued liabilities with an offset in Accumulated other comprehensive income, net of taxes.  At September 30, 2010, ineffectiveness related to the interest rate swap agreement was not material.

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

Derivative financial instruments

      The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.  Interest rate swap derivatives are Level 2 measurements and have a fair value of a negative $465,000 as of September 30, 2010.

      The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $54,000 loss as of September 30, 2010.

7.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

Nine Months Ended

	September 30,
	2010	2009

Dividends declared	$0.18	$0.18
Dividends paid	$0.18	$0.18

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

      The Company’s stock-based compensation expense was $474,000 and $429,000 for the quarter ended September 30, 2010 and 2009, respectively.

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	345,480
Granted	19,000	$24.69
Exercised	(4,350)	$12.98
Cancelled	–

Options outstanding at September 30, 2010	360,130	$18.29
Options exercisable at September 30, 2010	212,080	$18.78
Options available for grant at September 30, 2010	195,500

*Weighted Averages

      Options outstanding and exercisable at September 30, 2010 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	153,130	6.80	$ 12.24	77,680	$ 13.02
$19.79 - $25.18	207,000	6.75	$ 22.77	134,400	$ 22.10
Total	360,130			212,080

*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2010
	Shares	Exercise Price*
Options outstanding at beginning of year	186,000
Granted	–
Exercised	(59,100)	$ 12.01
Cancelled	–

Options outstanding at September 30, 2010	126,900	$ 15.76
Options exercisable at September 30, 2010	81,500	$ 16.27
Options available for grant at September 30, 2010	364,000

*Weighted Averages

      Options outstanding and exercisable at September 30, 2010 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	80,900	8.70	$11.48	48,000	$11.87
$13.96 - $19.79	13,500	4.26	$18.71	13,500	$18.71
$25.02 - $25.18	32,500	6.92	$25.17	20,000	$25.16
Total	126,900			81,500

*Weighted Averages

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

                   For nine months ending September 30, 2010

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

	Three Months Ended September 30,

Nine Months Ended

			September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net Income	$8,150	$4,583	$17,013	$9,118

Average Common Shares:
Basic (weighted-average outstanding shares)	11,803	10,047	11,769	9,988

Dilutive potential common shares from stock options and warrants	103	39	105	24
Diluted (weighted-average outstanding shares)	11,906	10,086	11,874	10,012

Basic earnings per share	$0.69	$0.46	$1.45	$0.91

Diluted earnings per share	$0.68	$0.46	$1.43	$0.91

10.  Segment Reporting

      At September 30, 2010 and September 30, 2009 the following unaudited financial information is segmented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net Revenue

Industrial	$46,846	$45,547	$141,434	$134,737
Agricultural	48,880	20,158	134,009	63,263
European	36,572	44,613	119,578	135,704
Consolidated	$132,298	$110,318	$395,021	$333,704

Income From Operations
Industrial	$2,454	$947	$6,354	$415
Agricultural	5,216	1,528	8,140	2,988
European	3,447	5,191	10,416	12,824
Consolidated	$11,117	$7,666	$24,910	$16,227

Goodwill
Industrial	$13,525	$27,168	$13,525	$27,168
Agricultural	–	–	–	–
European	21,073	22,281	21,073	22,281
Consolidated	$34,598	$49,449	$34,598	$49,449

Total Identifiable Assets
Industrial	$120,036	$151,226	$120,036	$151,226
Agricultural	114,309	61,859	114,309	61,859
European	135,950	140,853	135,950	140,853
Consolidated	$370,295	$353,938	$370,295	$353,938

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

12.    Comprehensive Income

      The components of Comprehensive Income, net of related tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net Income	$8,150	$4,583	$17,013	$9,118
Cash flow derivatives, net of taxes	114	142	497	476
Amortization of actuarial net gain	19	38	57	116
Foreign currency translation adjustment	8,530	2,568	(3,249)	7,109

Comprehensive Income	$16,813	$7,331	$14,318	$16,819

      The components of Accumulated other comprehensive income as shown on the Balance Sheet are as follows:

September 30,

2010

(Unaudited)

December 31, 2009

		(Audited)
(in thousands)	2010	2009
Foreign currency translation adjustment	$4,940	$8,148
Derivatives, net of taxes	(288)	(744)
Actuarial gain on defined benefit pension plan	$(2,200)	$(2,257)

Accumulated other comprehensive income	$2,452	$5,147

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

      At September 30, 2010, the Company had an environmental reserve in the amount of $1,602,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio.  Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $137,000.  The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time.  The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s.  The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis.

      Certain other assets of the Company contain asbestos that may have to be remediated over time.  Management has made its best estimate of the cost to remediate these environmental issues.  However, such costs are difficult to estimate including the timing of such costs.  The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse affect on the Company’s consolidated financial position or results of operations.

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

      The Company’s pension expense was $50,000 and pension income was $138,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company is required to make contributions in the amount of $1,561,000 to the pension plans for 2010 of which $1,344,000 has been paid through September 30, 2010.

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

      During the third quarter of 2010, the Company completed a research and development credit study (R&D study) related to prior year tax returns.  The R&D study resulted in tax credits of approximately $1,100,000.  The Company has recorded an unrecognized tax benefit in the amount of approximately $190,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
(As Percentages of Net Sales)	2010	2009	2010	2009
North American
Industrial	35.4%	41.3%	35.8%	40.4%
Agricultural	37.0%	18.3%	33.9%	18.9%
European	27.6%	40.4%	30.3%	40.7%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Cost Trends and Profit Margin, as Percentages of Net Sales)	2010	2009	2010	2009

Gross margin	24.5%	23.3%	22.6%	21.5%
Income from operations	8.4%	6.9%	6.3%	4.9%
Income before income taxes	8.1%	6.2%	5.9%	4.0%
Net income	6.2%	4.2%	4.3%	2.7%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

            In the third quarter of 2010 the Company’s net income was up 78% compared to the third quarter of 2009 due to the Company’s continued efforts with cost control initiatives, tax credits related to prior years’ research and development, and the acquisition of Bush Hog which was accretive to our sales and net income during the third quarter.  The weakness in the worldwide economy remains a concern as market conditions in our European operations, specifically in France, have continued to be soft.

The Industrial Division sales increased 3% during the third quarter of 2010 due to increases in the replacement parts business; however, budgets of governmental entities and related contractors continue to be constrained.

The Agricultural Division saw a 142% increase in sales versus the third quarter of 2009, most of it relating to the Bush Hog acquisition along with some improvement in market conditions due to higher commodity prices and growth in farm income.  We expect some gradual improvement in this Division for the remainder of the year and into 2011.

European Division sales were down 18% in U.S. dollars and 13% in local currency compared to the third quarter of 2009 as their markets reflected the overall decline in the European economy.  We expect this decline in the European Division will continue to impact our results for the remainder of the year.  Offsetting some of these declines for the Company were benefits from cost controls and restructuring measures implemented in 2009 as these savings have contributed to steady improvements in our profits for 2010.

            The Company is concerned that our markets for the remainder of 2010 could continue to be negatively affected by a variety of factors such as continued weakness in the overall economy, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers including weather conditions such as droughts and floods; budget constraints or revenue shortfalls in governmental entities, and changes in our customer buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

      Net sales for the third quarter of 2010 were $132,298,000, an increase of $21,980,000 or 19.9% compared to $110,318,000 for the third quarter of 2009.  The increase was attributable to the acquisition of Bush Hog, offset by the continued weakness in the worldwide economy which affects the markets which the Company serves.

Net North American Industrial sales increased during the third quarter by $1,299,000 or 2.9% to $46,846,000 for 2010 compared to $45,547,000 during the same period in 2009. The majority of the increase came primarily from higher sales of replacement parts to governmental entities and related contractors.  Governmental buyers continue to cope with budget constraints as market conditions remained weak.  Compared to 2009, sales to state agencies remained steadier than those to cities and counties.

Net North American Agricultural sales for the third quarter were $48,880,000 in 2010 compared to $20,158,000 for the same period in 2009, an increase of $28,722,000 or 142.5%.  The increase was primarily from the acquisition of Bush Hog in the amount of $25,659,000 and some improvement in market conditions over 2009.

Net European Sales for the third quarter of 2010 were $36,572,000, a decrease of $8,041,000 or 18.0% compared to $44,613,000 during the third quarter of 2009.  The majority of the decrease was primarily due to continued softness in French markets offset somewhat by the weaker U.S. dollar.

      Gross profit for the third quarter of 2010 was $32,390,000 (24.5% of net sales) compared to $25,649,000 (23.3% of net sales) during the same period in 2009, an increase of $6,741,000.  The increase in gross margin was from the acquisition of Bush Hog in the amount of $6,793,000.  The increase in gross margin percentage was a result of higher sales of replacement parts and ongoing cost saving initiatives.

      Selling, general and administrative expense (“SG&A”) was $21,273,000 (16.1% of net sales) during the third quarter of 2010 compared to $17,983,000 (16.3% of net sales) during the same period of 2009, an increase of $3,290,000.  The acquisition of Bush Hog added $3,776,000 to SG&A expenses.  Excluding Bush Hog, SG&A expenses were lower due to ongoing cost control initiatives.

      Interest expense was $888,000 for the third quarter of 2010 compared to $1,005,000 during the same period in 2009, a decrease of $117,000.  The decrease was from lower borrowings in 2010 compared to 2009.  The 2010 interest expense includes $94,000 in amortization of bank fees from the amendment to our Company’s revolving credit agreement in November of 2009.

      Other income (expense) was $112,000 of income during the third quarter of 2010 compared to $134,000 of income in the third quarter of 2009.  The gains in both 2010 and 2009 are entirely from changes in exchange rates.

      Provision for income taxes was $2,609,000 (24.2% of income before taxes) for the third quarter of 2010 compared to $2,227,000 (32.7% of income before taxes) in the third quarter of 2009.  Included in the 2010 tax provision is an $898,000 tax credit related to prior years’ research and development expenses.

      The Company’s net income after tax was $8,150,000 or $.68 per share on a diluted basis for the third quarter of 2010 compared to $4,583,000 or $.46 per share on a diluted basis for the third quarter of 2009.  The increase of $3,567,000 resulted from the factors described above.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

      Net sales for the first nine months of 2010 were $395,021,000, an increase of $61,317,000 or 18.4% compared to $333,704,000 for the first nine months of 2009.  The increase was mainly from the acquisition of Bush Hog.  Sales in the Company’s core business were negatively affected by the weakness in the worldwide economy.

Net North American Industrial sales increased during the first nine months by $6,697,000 or 5.0% to $141,434,000 for 2010 compared to $134,737,000 during the same period in 2009. The increase was due from higher sales of replacement parts and to a lesser extent a slight improvement in sales of excavator, vacuum truck, sweeper and mowing equipment products.  Governmental entities continue to be affected by budget constraints and revenue shortfalls.

Net North American Agricultural sales were $134,009,000 in 2010 compared to $63,263,000 for the same period in 2009, an increase of $70,746,000 or 111.8%.  The increase was mainly from the acquisition of Bush Hog in the amount of $69,763,000.   The agricultural market was soft during the first six months of 2010 due to the weakness in the overall economy, thus leading to dealer reluctance to stock farm equipment.  During the third quarter of 2010, market conditions reflected some improvement due to higher commodity prices and growing farm income.

Net European Sales for the first nine months of 2010 were $119,578,000, a decrease of $16,126,000 or 11.9% compared to $135,704,000 during the same period of 2009.  The decrease was mainly from weak market conditions caused by the slowdown in the European economy, specifically in France offset somewhat by the weaker U.S. dollar.

      Gross profit for the first nine months of 2010 was $89,206,000 (22.6% of net sales) compared to $71,705,000 (21.5% of net sales) during the same period in 2009, a increase of $17,501,000. The increase was mainly due to the acquisition of Bush Hog in the amount of $15,619,000.  Increases in replacement part sales supported higher margins as well as improved margin percentages.  Gross margin percentages also improved over 2009 as a result of ongoing control initiatives which helped lower manufacturing costs.

      Selling, general and administrative expense (“SG&A”) were $64,296,000 (16.3% of net sales) during the first nine months of 2010 compared to $55,478,000 (16.6% of net sales) during the same period of 2009, an increase of $8,818,000.  The increase in SG&A for the nine months of 2010 was due to the acquisition of Bush Hog which added $10,999,000.  Without Bush Hog, SG&A declined $2,181,000 mainly from the benefit of the 2009 reductions in workforce along with other cost saving initiatives.

      Interest expense was $3,162,000 for the first nine months of 2010 compared to $3,248,000 during the same period in 2009, a decrease of $86,000.  The decrease was due to reduced borrowings in 2010 compared to 2009.  The 2010 interest expense also includes $281,000 in amortization of bank fees from the amendment to our Company’s revolving credit agreement in November of 2009.

      Other income (expense) was $77,000 of income during the first nine months of 2010 compared to $130,000 of income in the first nine months of 2009.  The gains in both 2010 and 2009 are entirely from changes in exchange rates.

      Provision for income taxes was $6,347,000 (27.2% of income before taxes) for 2010 compared to $4,328,000 (32.2% of income before taxes) in 2009.  Included in the 2010 tax provision is an $898,000 tax credit related to prior years’ research and development expenses.

      The Company’s net income after tax was $17,013,000 or $1.43 per share on a diluted basis for the first nine months of 2010 compared to $9,118,000 or $.91 per share on a diluted basis for the first nine months of 2009.  The increase of $7,895,000 resulted from the factors described above.

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

As of September 30, 2010, the Company had working capital of $180,694,000 which represents a decrease of $2,802,000 from working capital of $183,496,000 as of December 31, 2009.  The decrease in working capital was primarily from lower inventory levels from reduced levels of activity and higher trade payables.

Capital expenditures were $3,579,000 for the first nine months of 2010, compared to $2,661,000 during the first nine months of 2009.  Capital expenditures for 2010 are expected to be above 2009 though still below depreciation levels.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2009 or the nine months of 2010.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

      During the third quarter of 2010, the Company closed its manufacturing facility located in Orleans, France and incurred $924,000 in redundancy and closure costs.  The Company also sold the Orleans facility and recorded a gain of $885,000.  Production was relocated to the manufacturing facility in Lyon, France.

      Net cash used by financing activities was $25,305,000 during the nine month period ending September 30, 2010, compared to net cash used of $36,809,000 for the same period in 2009.  The decrease in financing activities in 2010 was from paydowns on the bank credit facility due to cash provided by operating activities.

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

As of September 30, 2010, there was $21,000,000 borrowed under the revolving credit facility.  At September 30, 2010, $926,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $103,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from 1,000,000 British pounds to 5,500,000 million British pounds.  The facility was renewed on November 1, 2009 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum.  The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited.  As of September 30, 2010, there were no British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit, for the Company’s French operations in the amount of 6,200,000 Euros, which includes the Rivard credit facilities, for our Canadian operation in the amount of 3,500,000 Canadian dollars, and for our Australian operation in the amount of 800,000 Australian dollars.  As of September 30, 2010, no Euros were borrowed against the French line of credit, no Canadian dollars were outstanding on the Canadian line of credit and 400,000 Australian dollars were outstanding under its facility.  The Canadian and Australian revolving credit facilities are guaranteed by the Company.

      As of September 30, 2010, the Company is in compliance with the terms and conditions of its credit facilities.

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

      The bad debt reserve balance was $2,819,000 at September 30, 2010 and $2,548,000 at December 31, 2009.

Sales Discounts

      At September 30, 2010 the Company had $11,536,000 in reserves for sales discounts compared to $3,803,000 at December 31, 2009 on products shipped to our customers under various promotional programs.  The increase was due primarily from additional discounts reserved on the Company’s agricultural products during the pre-season, which runs from September to December of each year and orders are generally shipped through the first quarter of 2010.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

      The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $9,075,000 at September 30, 2010 and $9,060,000 at December 31, 2009 in reserve to cover obsolescence and slow moving inventory.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current warranty reserve balance was $5,977,000 at September 30, 2010 and $5,973,000 at December 31, 2009.

Product Liability

At September 30, 2010 the Company had accrued $440,000 in reserves for product liability cases compared to $387,000 at December 31, 2009.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2010, the self insured retention (S.I.R.) for U.S. product liability coverage for all products was at $100,000 per claim.  The S.I.R. for all Bush Hog products was set at the date of acquisition at $250,000 per claim.  On September 30, 2010 the Company renewed its insurance coverage and the S.I.R. for all U.S. products was $100,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment in the North American Industrial segment of $14,104,000 in 2009 and $5,010,000 in the North American Agricultural segment in 2008.  During the 2009 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2009, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates.  As of September 30, 2010, the Company had $34,598,000 of goodwill, which represents 9% of total assets.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

      To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly hedge by entering into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency sales transactions over a period of nine months.  As of September 30, 2010, the Company had $3,845,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $385,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

            The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  At September 30, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,425,000 for the period ending September 30, 2010.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,781,000 for the period ended September 30, 2009.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2010 was a gain of $8,530,000.  On September 30, 2010, the British pound closed at .6365 relative to 1.00 U.S. dollar, and the Euro dollar closed at .7335 relative to 1.00 U.S. dollar.  At December 31, 2009 the British pound closed at .6187 relative to 1.00 U.S. dollar and the Euro dollar closed at .6985 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2009, the British pound closed at .6258 relative to 1.00 U.S. dollar, and the Euro dollar closed at .6833 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the 2010 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $315,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

      Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of Alamo’s management, including the Chief Executive Officer, the Chief Financial Officer and the Vice-President, Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a – 15 or 15d -15.  Based upon the evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice-President, Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

PART II.     OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. Other Information

(a)     Reports on Form 8-K

November 2, 2010 – Announced Retirement of David H. Morris from the Board

November 5, 2010 – Press Release announcing third quarter fiscal 2010 earnings

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

