Form 10-K
period 2010-12-31
ALAMO GROUP INC
filed 2011-03-15
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes [X]  No [   ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [   ]

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[X]
Non-accelerated filer [ ]	Smaller reporting company	[ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2010 (based upon the last reported sale price of $21.70 per share) was approximately $183,325,701 on such date.

        The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 26, 2011 was 11,831,979 shares.

        Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2011 Annual Meeting of Stockholders to be held on May 5, 2011, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-K

PART I

Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture, distribution and service of high quality equipment for right-of-way maintenance and agriculture. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 2,300 employees and operates a total of eighteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors, governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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

      In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. (“SMA”) located in Orleans, France. SMA manufactures and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts primarily to departments of the French government. This acquisition, along with the acquisitions of Forges Gorce, a flail blade manufacturer in France, in 1996 and Rousseau Holdings S.A. (“Rousseau”), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

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

      In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a leading French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements offered in the French.

      In 2005, the Company, through its European subsidiary Alamo Group (EUR) Ltd., acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited (“Spearhead”) and subsequently merged its manufacturing operations into Bomford’s facility. Spearhead manufactures a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters. This acquisition extended our product lines and market coverage in Europe.

      In early 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc. including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition enhanced our Industrial Division product offering sold to governmental buyers and related contractors for maintenance along right-of-ways.

      In 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”). This includes the product lines, inventory and certain other assets that relate to this business. The production of the vacuum truck line was moved to the Gradall facility in New Philadelphia, Ohio.

In, 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which expanded its presence in that market and complements its Schwarze sweeper line.

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

      On October 22, 2009, the Company acquired substantially all the assets of Bush Hog, LLC. (“Bush Hog”), a leading agricultural equipment manufacturer of rotary cutters, finishing mowers, zero turn radius mowers (“ZTRs”), front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of agricultural mowers, created one of the largest manufacturers of agricultural mowers in the world.

Marketing and Marketing Strategy

      The Company believes that within the U.S. it is a leading supplier to governmental markets, a major supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Henke®, Bush Hog®, Rhino®, Earthmaster®, M&W®, SMC™, Herschel™, Valu-Bilt®, Fuerst®, Schulte®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard®  trademarks as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial Division

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

      Schwarze equipment includes air, mechanical broom, and regenerative air sweepers, pothole patchers and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network. A portion of Schwarze’s sales includes chassis which are not manufactured by Schwarze. The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

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

      VacAll produces catch basin cleaners and roadway debris vacuum systems. These units are powerful and versatile with uses including, but not limited to, removal of wet and dry debris, spill elimination, and cleaning of sludge beds. VacAll also offers a line of sewer cleaners. VacAll products are primarily sold through dealers to industrial and commercial contractors as well as governmental agencies. A portion of VacAll’s sales includes chassis which are not manufactured by the Company.

      Nite-Hawk manufactures parking lot sweepers with its unique and innovative hydraulic design. By eliminating the auxiliary engine, Nite-Hawk sweepers have proven to be fuel-efficient, environmentally conscious, and cost-effective to operate. Nite-Hawk focuses mainly on and sells direct to parking lot contractors. A portion of Nite-Hawk’s sales includes chassis which are not manufactured by Nite-Hawk.

      Henke designs and manufactures snow plows and heavy-duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

North American Agricultural Division

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

      SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today. The products are sold to OEMs and, as Bush Hog and Rhino branded equipment.

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

European Division

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

      SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. During the third quarter of 2010, the Company closed and sold its SMA facility located in Orleans, France and production was relocated to the Rousseau manufacturing facility near Lyon, France. Forges Gorce manufactures flail blades which are sold to some of the Company’s subsidiaries as well as to other customers.

      Twose equipment includes light-duty power arm mowers, agricultural implements and related replacement parts. Twose products are manufactured at the Company’s U.K. facilities. These products are sold through Twose’s dealer distribution network in the U.K. and through Faucheux’s and other independent distributors internationally.

      The addition of Spearhead expanded the Company’s product lines, particularly rotary cutters, and market coverage in Europe and increased utilization of our existing U.K. manufacturing facilities.

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

      Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe and North Africa, to governmental entities and related contractors. It also complements our product offerings in North America.

Replacement Parts

      In addition to the sales of Herschel replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 23%, 26% and 27% of the Company’s total sales for the years ended December 31, 2008, 2009 and 2010, respectively. The percentage increase in 2010 was mainly from a change in sales mix between wholegoods and parts. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

      While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

      The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2010, the Company employed 136 people in its various engineering departments, 60 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $5,774,000 in 2010, $4,762,000 in 2009 and $5,443,000 in 2008. As a percentage of sales, research and development was approximately 1.1% in 2010 and 1.0% in 2009 and 2008, and is expected to continue at similar levels in 2011.

Seasonality

      The Company’s sales, both product and spare parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is lower in harsh weather. The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, under these programs.

Competition

      The Company’s products are sold in highly competitive markets throughout the world. The principal competitive factors are price, quality, availability, service and reputation. The Company competes with several large national and international companies that offer a broad range of equipment and replacement parts, as well as with numerous small, privately-held manufacturers and suppliers of a limited number of products, mainly on a regional basis. Some of the Company’s competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. The Company believes that it is able to compete successfully in its markets by effectively managing its manufacturing costs, offering high quality products, developing and designing innovative products and, to some extent, avoiding direct competition with significantly larger potential competitors. There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development and marketing of products competitive with the Company’s products or that new competitors with greater resources will not enter the Company’s markets.

Unfilled Orders

      As of December 31, 2010, the Company had unfilled customer orders of $97,616,000 compared to $71,333,000 at December 31, 2009. The 37% increase was primarily due to the positive impact of improved agricultural market conditions on Bush Hog and Rhino backlogs. The Company continues to be affected by soft market conditions in its Industrial and European divisions due to the downturn in the global economy. Management expects that substantially all of the Company’s backlog as of December 31, 2010 will be shipped during fiscal year 2011. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

      The principal raw materials used by the Company include steel, other metal components and hydraulic tubing. During 2010, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

       While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gearboxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications. In addition, the Company, through its subsidiaries, purchases tractors and truck chassis as a number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year. U.S. industrial engines over 175 horsepower, which are used in certain of the Company’s products, manufactured after January 1, 2011 will be required to meet Tier 4i federal guidelines for emission controls, which will increase the cost of our units and our working capital requirements. Other jurisdictions, particularly in Europe, have already implemented similar requirements. The Company sources its purchased goods from international and domestic suppliers. No single supplier is responsible for supplying more than 10% of the purchased goods used by the Company.

Patents and Trademarks

      The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The Company amortized approximately $79,000 in patents and trademarks relating to the industrial segment. The Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage. The net book value of the patents and trademarks was $5,500,000 and $5,803,000 as of December 31, 2010 and 2009, respectively.

      Products manufactured by the Company are advertised and sold under numerous trademarks. Alamo Industrial®, Terrain King®, Gradall®, VacAll™, Henke®, Bush Hog®, Rhino®, Earthmaster®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™, Valu-Bilt®,  Rivard®, Rousseau™ and Spearhead™ trademarks are the primary marks for the Company’s products. The Company also owns other trademarks which it uses to a lesser extent, such as M&W®, SMC™, Fuerst®, Triumph®, Mott®, Turner®, and Dandl®. Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business. The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

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

      On December 31, 2010, the Company had an environmental reserve in the amount of $1,495,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $30,000. The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and ‘70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

      Certain other assets of the Company contain asbestos that may have to be remediated over time. Management has made its best estimate of the cost to remediate these environmental issues. However, such estimates are difficult to determine, including the timing of such costs. The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company is subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities, and product safety. A variety of state laws regulate the Company’s contractual relationships with its dealers, some of which impose restrictive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts, and equipment repurchase requirements. The Company believes it is currently in material compliance with all such applicable laws and regulations.

Employees

      As of December 31, 2010, the Company employed approximately 2,300 employees. In the U.S. the Company has collective bargaining agreements at the Gradall facility which cover 163 employees and will expire in March 9, 2014 and at the SMC facility covering 49 employees which will expire on June 30, 2012. The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 848 employees. The Company considers its employee relations to be satisfactory.

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

  budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

  market acceptance of new and existing products;

  our ability to maintain good relations with our employees;

  our ability to hire and retain quality employees;

  changes in the prices of agricultural commodities, which could affect our customers’   income levels; and

  impairment in the carrying value of goodwill.

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

  adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and related contractors;

  increased costs of complying with new regulations;

  the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics;

  adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

  changes in market demand;

  financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

  the inability of our suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to us;

  abnormal seasonal factors in our industry;

  unforeseen litigation;

  changes in domestic and foreign governmental policies and laws, including increased   levels of government regulation and changes in agricultural policies;

  government actions, including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety; and

  amount of farm subsidies and farm payments.

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

Executive Officers of the Company

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2011 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	58	President and Chief Executive Officer
Dan E. Malone	50	Executive Vice President and Chief Financial Officer
Robert H. George	64	Vice President, Secretary and Treasurer
Richard J. Wehrle	54	Vice President and Controller
Donald C. Duncan	59	Vice President and General Counsel
Geoff Davies	63	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	64	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division

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

      Dan E. Malone was appointed Executive Vice President, Chief Financial Officer on January 15, 2007. Prior to joining the Company, Mr. Malone held the position of Executive Vice President, Chief Financial Officer & Corporate Secretary at Igloo Products Corporation, from 2002 to January 2007. Mr. Malone was Vice President and Chief Financial Officer of The York Group, Inc. from 2000 to 2002, and held various financial positions from 1987 to 2000 with Cooper Industries, Inc. and its various subsidiaries.

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

  the levels of interest rates;

  the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products but don’t have a manufacturing presence;

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

  weather conditions, such as droughts, floods and snowstorms;

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

A substantial portion of our revenues is derived from sales to federal, state and local governmental entities both in the U.S. and in other countries in which we sell our products. These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and are affected by changes in local and national economic conditions.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. As of December 31, 2010, goodwill was $34,073,000, which represents 9% of total assets. The Company recognized no goodwill impairment in 2010. The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009. During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. On December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

We operate in a highly competitive industry, and some of our competitors and potential competitors have greater resources than we do.

Our products are sold in highly competitive markets throughout the world. We compete with several large national and international companies that offer a broad range of equipment and replacement parts that compete with our products, as well as with numerous small, privately-held manufacturers and suppliers of a limited number of products mainly on a regional basis. Some of our competitors are significantly larger than we are and have substantially greater financial and other resources at their disposal. We believe that we are able to compete successfully in our markets by, to some extent, avoiding direct competition with significantly larger potential competitors. There can be no assurance that our competitors will not substantially increase the resources devoted to the development and marketing of products competitive with our products or that new competitors with greater resources will not enter our markets. Any failure to effectively compete could have an adverse effect on our business, results of operations and financial condition.

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

  changes in currency exchange rates;

  disruptions in transportation and port authorities; and

  new regulations involving international freight shipments

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

The agricultural industry and the mowing and right of way maintenance industry are seasonal and are affected by the weather, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

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

      On December 31, 2010, the Company had an environmental reserve in the amount of $1,495,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $30,000. The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

If we are unable to comply with the terms of our credit arrangements, especially the financial covenants, our credit arrangements could be terminated.

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us including, the interest rate we currently pay on outstanding debt under our credit arrangements could increase, which could adversely affect our operating results.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the NYSE during 2010 ranged from $27.82 to $17.02 per share, and during 2009 from $17.15 to $9.37 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2010, 11,829,879 shares of our common stock were issued and outstanding, and there were outstanding options to purchase an additional 471,530 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog, future private placements of our securities for capital raising purposes or for other business purposes. This would further dilute the interests of our existing stockholders.

Future sales, or the possibility of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. If we or our existing stockholders sell substantial amounts of our common stock in the public market, or if there is a perception that these sales may occur, the market price of our common stock could decline.

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

As of December 31, 2010, Capital Southwest Venture Corporation, a subsidiary of Capital Southwest Corporation, beneficially owned approximately 24% of our outstanding common stock and three other investors, Duroc, LLC, Dimensional Fund Advisors LP and Third Avenue Management LLC beneficially own approximately 29% of our outstanding common stock. As a result, either Capital Southwest or the other major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. In addition, the interests of Capital Southwest and other major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

      The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties

      As of December 31, 2010, the Company utilized ten principal manufacturing plants located in the United States, six in Europe, one in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama	767,700	Owned	Mechanical Rotary mowers, finishing mowers, zero turn radius mowers, backhoes, front-end loaders for Bush Hog
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers for Rhino and M&W, Mechanical Rotary Mowers, Blades and Post Hole Diggers for Rhino, and Deep Tillage Equipment
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Sioux Falls, South Dakota	59,000	Owned	Front-end Loaders and Backhoes for OEMs, SMC, Rhino and Front-end Loaders for Bush Hog
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Peschadoires, France	12,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Warehouses & Sales Offices, Seguin, Texas Offices	58,000 10,400 1,000	Owned Owned Leased	Service Parts Distribution and Sales Office Corporate Office
Total	3,133,900

      Approximately 89% of the manufacturing, warehouse and office space is owned. During the third quarter of 2010 the Company closed and sold its SMA facility in Orleans, France. During 2009, the Company closed its warehouse operations in Memphis, Tennessee and this 15,000 sq. ft. facility is for sale or lease. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Item 3. Legal Proceedings

      The Company is subject to various legal actions which have arisen in the ordinary course of its business. The most prevalent of such actions relate to product liability, which is generally covered by insurance after various self-insured retention amounts. While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, the ultimate resolutions cannot be determined at this time.

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

      On December 31, 2010, the Company had an environmental reserve in the amount of $1,495,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $30,000. The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

Item 4. [Remove and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer   Purchases of Equity Securities

      The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 25, 2011, there were 11,831,979 shares of common stock outstanding, held by approximately 116 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 25, 2011, the closing price of the common stock on the New York Stock Exchange was $28.03 per share.

      The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2010				2009
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2010	$20.36	$16.62	$ .06	March 31, 2009	$18.04	$9.22	$ .06
June 30, 2010	27.00	19.58	.06	June 30, 2009	13.25	9.90	.06
September 30, 2010	25.41	18.68	.06	September 30, 2009	17.16	9.98	.06
December 31, 2010	28.19	21.55	.06	December 31, 2009	17.33	13.10	.06

      On January 5, 2011, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 2, 2011, to holders of record as of January 19, 2011. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2009 or in 2010. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

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

      The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2010, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

	12/05	12/06	12/07	12/08	12/09	12/10

Alamo Group Inc.	100.00	115.69	90.24	75.42	88.16	144.61
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

Item 6. Selected Financial Data

      The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended December 31,(1)
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Operations:
Net sales	$524,540	$446,487	$557,135	$504,386	$456,494
Income before income taxes	29,032	31,106	17,226	18,035	16,975
Net income	21,117	18,633	10,999	12,365	11,488
Percent of sales	4.0%	4.2%	2.0%	2.5%	2.5%
Earnings per share
Basic	1.79	1.80	1.12	1.26	1.18
Diluted	1.78	1.80	1.11	1.24	1.16
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	11,782	10,330	9,847	9,781	9,756
Diluted	11,893	10,363	9,950	9,953	9,925
Financial Position:
Total assets	$370,983	$379,957	$386,132	$350,630	$326,634
Short-term debt and current maturities	2,319	5,453	4,186	3,368	3,339
Long-term debt, excluding current maturities	23,106	44,336	99,884	78,527	78,526
Stockholders’ equity	$253,260	$236,919	$184,312	$198,698	$181,734

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

      The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2010	2009	2008

North American
Industrial	$ 192,379	$ 173,905	$ 254,787
Agricultural	173,464	92,415	120,232
European	158,697	180,167	182,116
Total net sales	$ 524,540	$ 446,487	$ 557,135

Cost and profit margins, as percentages of net sales:

Cost of sales	77.7%	78.8%	80.4%
Gross profit	22.3%	21.2%	19.6%
Selling, general and administrative expenses	16.4%	17.0%	14.9%
Income from operations	5.9%	7.7%	3.8%
Income before income taxes	5.5%	7.0%	3.1%
Net income	4.0%	4.2%	2.0%

Results of Operations

Fiscal 2010 compared to Fiscal 2009

The Company’s net sales in the fiscal year ended December 31, 2010 (“2010”) were $524,540,000, an increase of $78,053,000 or 17.5% compared to $446,487,000 for the fiscal year ended December 31, 2009 (“2009”). The increase was primarily due to the inclusion of a full year of the results of Bush Hog which was acquired in October 2009.

North American Industrial sales (net) were $192,379,000 in 2010 compared to $173,905,000 in 2009, an increase of $18,474,000 or 10.6%. The increase resulted from higher sales of replacement parts and, to a lesser extent, a slight improvement in sales of excavator, vacuum truck, sweeper and mowing equipment products. Governmental entities continue to be affected by budget constraints and revenue shortfalls. Compared to 2009, sales to state agencies remained steadier than those to cities and counties.

North American Agricultural sales (net) were $173,464,000 in 2010 compared to $92,415,000 in 2009, representing an increase of $81,049,000 or 87.7%. The increase was primarily due to the acquisition of Bush Hog, which contributed $78,030,000 of the increase. The agricultural market was soft during the first six months of 2010 due to the weakness in the overall economy, leading to dealer reluctance to stock farm equipment. During the third quarter of 2010, market conditions reflected some improvement due to increases in commodity prices and growth in farm income.

European sales (net) decreased $21,470,000 or 11.9% to $158,697,000 in 2010 compared to $180,167,000 in 2009. This decrease was mainly due to soft market conditions caused by the slowdown in the European economy. Specifically, our U.K. units held up better than our French operations, which were responsible for the majority of the decrease. The agricultural market in Europe showed more improvement in 2010 than the governmental market. The European sales in 2010 had a lagging effect from what we saw in the Company’s North American markets.

Gross margins for 2010 were $116,914,000 (22.3% of net sales) compared to $94,561,000 (21.2% of net sales) in 2009, an increase of $22,353,000. The majority of the increase was due to the acquisition of Bush Hog, which accounts for $20,271,000 of the increase. Increases in the Company’s replacement part business supported higher margins as well as improved margin percentages. Margin percentages also improved over 2009 as a result of ongoing cost savings initiatives which helped lower manufacturing costs.

      Selling, general and administrative expenses (“SG&A”) were $86,041,000 (16.4% of net sales) in 2010 compared to $76,100,000 (17.0% of net sales) in 2009. The increase of $9,941,000 in SG&A in 2010 was due to the acquisition of Bush Hog which added a net increase of $11,799,000. Without Bush Hog expenses in 2010 and 2009 along with acquisition costs related to Bush Hog in 2009, SG&A expenses were relatively flat year over year.

      The Company recorded a $27,689,000 bargain purchase gain during the fourth quarter of 2009 which has since been adjusted to $30,177,000 as a result of retrospective adjustments to the fair value of assets acquired and liabilities assumed since the date of acquisition. The purchase price consideration was 1,700,000 unregistered shares of Alamo Group stock at a closing price of $16.09 per share plus the assumption of certain liabilities and other considerations.

      There was no goodwill impairment for 2010 compared to non-cash $14,104,000 impairment  in 2009.  In 2009, the Company wrote off the goodwill at Gradall/VacAll and just over 75% of the goodwill at Nite-Hawk in its Industrial Division after performing its required impairment test.

      Interest expense for 2010 was $3,664,000 compared to $4,766,000 in 2009, a $1,102,000 or a 23.1% decrease. The decrease was due to reduced borrowings in 2010 compared to 2009. The 2010 interest expense includes $375,000 in amortization of bank fees from the amendment to the Company’s revolving credit agreement in November 2009. In 2009, the Company amortized $63,000 in bank fees relating to the same amendment.

      Other income net, was $290,000 during 2010 compared to income of $625,000 in 2009. The gains in both 2010 and 2009 are entirely from changes in exchange rates.

      Provision for Income Taxes was $7,915,000 (27.3% of income before income taxes) for 2010 compared to $12,473,000 (40.1% of income before income taxes) in 2009. Included in the 2010 tax provision is an $898,000 tax credit related to prior years’ research and development expenses. The increase in the effective tax rate for 2009 was from increased state taxes in the United States and from the non-deductible tax write-off of goodwill in the Industrial Division.

      Net Income for 2010 was $21,117,000 compared to $18,633,000 in 2009 due to the factors described above.

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

      Selling, general and administrative expenses (“SG&A”) were $76,100,000 (17.0% of net sales) in 2009 compared to $83,059,000 (14.9% of net sales) in 2008. The decrease of $6,959,000 in SG&A in 2009 primarily came from reductions in workforce net of $1,158,000 in severance costs, lower insurance premiums and professional fees, and reduced commissions from lower sales volumes. Bush Hog acquisition costs were $828,000 in 2009 and, during the fourth quarter of 2009, the Company also incurred $1,383,000 at Bush Hog relating to severance and restructuring costs. The acquisitions of Rivard and Bush Hog added $3,230,000 and $2,204,000 respectively to the SG&A expense for 2009.

      The Company recorded a $27,689,000 bargain purchase gain during the fourth quarter of 2009 which has since been adjusted to $30,177,000 as a result of retrospective adjustments to the fair value of assets acquired and liabilities assumed since the date of acquisition. The purchase price consideration was 1,700,000 unregistered shares of Alamo Group stock at a closing price of $16.09 per share plus the assumption of certain liabilities and other considerations.

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

      Other income net, was $625,000 during 2009 compared to income of $1,513,000 in 2008. The gains in both 2009 and 2008 are entirely from changes in exchange rates.

      Provision for Income Taxes was $12,473,000 (40.1% of income before income taxes) for 2009 compared to $6,227,000 (36.1% of income before income taxes) in 2008. The increase in the effective tax rate for 2009 was from increased state taxes in the United States and from the non-deductible tax write-off of goodwill in the Industrial Division.

      Net Income for 2009 was $18,633,000 compared to $10,999,000 in 2008 due to the factors described above.

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

        As of December 31, 2010, the Company had working capital of $185,871,000, which represents an increase of $1,960,000 from working capital of $183,911,000 as of December 31, 2009. The increase in working capital was primarily from higher accounts receivable in the Company’s North American and European operations offset by decreases in inventory from reduced levels of activity.

      Capital expenditures were $4,980,000 for 2010, compared to $3,453,000 for 2009. For 2011, capital expenditures are expected to be higher compared to 2010 though still below depreciation levels. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2009 or in 2010. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

      During the third quarter of 2010, the Company closed its manufacturing facility located in Orleans, France and incurred $924,000 in redundancy costs. The Company also sold the Orleans facility and recorded a capital gain of $885,000. Production was relocated to the Rousseau manufacturing facility near Lyon, France.

      Net cash provided by operating activities was $41,877,000 for 2010, compared to $72,086,000 for 2009. The decrease of cash from operating activities resulted primarily from increased accounts receivable levels specifically in the Company’s North American operations. The higher levels in 2009 were a result of greater inventory and accounts receivable reductions due to the market decline.

      Net cash used by financing activities was $26,013,000 for 2010, compared to net cash used of $56,965,000 for 2009. The decrease in financing activities in 2010 was from repayments of amounts borrowed from our bank credit facility due to cash provided by operating activities.

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

      On November 6, 2009, the Company entered into the Seventh Amendment of the Amended and Restated Revolving Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank, as its lenders. The revolving credit line remained at $125.0 million. Prior to the execution of this Amendment, BBVA Compass Bank acquired certain assets of Guaranty Bank which included this credit facility, and JPMorgan Chase Bank assigned its interest to Well Fargo Bank, N.A. The purpose of the amendment was to add Bush Hog as a member of the Obligated Group and pledge a first priority security interest in certain U.S. assets (accounts receivable, inventory, equipment, trademarks and trade names) of the Borrower and each member of the Obligated Group. The Lenders agreed to increase the operating leverage ratio during the next three quarters and to add a new EBIT to Interest Expense covenant in exchange for a commitment fee and an increase in the Applicable Interest Margin over LIBOR or Prime Rate advances.

      As of December 31, 2010, there was $21,000,000 borrowed under the revolving credit facility. On December 31, 2010, $833,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $103,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million. The facility was renewed effective October 29, 2010 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2010, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit: for the Company’s French operations in the amount of 7,300,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of December 31, 2010, no Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and 600,000 Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

      As of December 31, 2010, the Company is in compliance with the terms and conditions of its credit facilities.

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

Recent Accounting Pronouncements and Legislative Changes

      In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in 2010, the Company is continuing to assess the potential impacts on our future obligations, costs and cash flows related to our health care benefits.

      In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition (ASC Topic 605): Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. This new guidance will be effective for our fiscal year 2011 and its interim periods, with early adoption permitted. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

      In October 2009, the FASB issued ASU No. 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

      In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company does not have any obligation, under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual and Other Obligations

      The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2010:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$23,662	$1,217	$21,433	$460	$552
Capital lease obligations	1,763	1,102	543	118	—
Interest obligations	2,271	1,091	1,062	79	39
Operating lease obligations	2,421	1,102	1,034	254	31
Purchase obligations	69,148	69,148	—	—	—
Total	$99,265	$73,660	$24,072	$911	$622

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.
(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.
(C)

Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2010 and include the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives.

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

In addition, the Company sponsors various pension plans that may obligate it to make contributions from time to time. We expect to make a cash contribution to our pension plans in 2011 in the amount of $1.1 million.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

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

      The allowance for doubtful accounts balance was $2,852,000 on December 31, 2010, and $2,548,000 on December 31, 2009. The increase was mainly from the Company’s Agricultural operations.

Sales Discounts

      On December 31, 2010, the Company had $11,903,000 in reserves for sales discounts compared to $3,803,000 on December 31, 2009 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the pre-season, which runs from September to December of each year with orders shipped through the first quarter of 2011. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $7,506,000 on December 31, 2010 and $9,060,000 on December 31, 2009 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company’s U.S. operations, specifically its facilities in Gibson City and Indianola as a result of greater disposals and sales of slow moving and obsolete inventory. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

      The current liability warranty reserve balance was $5,554,000 on December 31, 2010 and $5,972,000 on December 31, 2009. The increase came mainly from the acquisition of Bush Hog.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. As of December 31, 2010, goodwill was $34,073,000, which represents 9% of total assets. The Company recognized no goodwill impairment in 2010. The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009. During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. On December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

      To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge over 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2010, the Company had $2,664,000 outstanding in forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $400,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

On December 31, 2010, the fair value of these agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a loss of $43,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates

      The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. On December 31, 2010, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,435,000 for the year ended December 31, 2010. Comparatively, on December 31, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,891,000 for the year ended December 31, 2009. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2010 was a loss of $3,659,000. On December 31, 2010, the British pound closed at .6411 relative to the U.S. dollar, and the Euro closed at .7479 relative to the U.S. dollar. By comparison, on December 31, 2009, the British pound closed at .6187 relative to the U.S. dollar, and the Euro closed at .6985 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

      The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2010 average interest rate under these borrowings, the Company’s 2010 interest expense would have changed by approximately $420,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data described in Item 15 of this report and included on pages 44 through 74 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures. An evaluation was carried out, under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Vice President and Corporate Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1933). Based upon the evaluation, the President & Chief Executive Officer, Executive Vice President & Chief Financial Officer (Principal Financial Officer), and Vice President & Corporate Controller (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

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

Item 9B. Other Information

      None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

      There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which appears therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

Item 11. Executive Compensation

      There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears under the caption “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” Compensation Committee Report” and “Director Compensation during 2010.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

Information on Alamo Group Inc.’s Equity Compensation Plans

      The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

      The numbers in the table are as of December 31, 2010, the last day of Alamo Group Inc.’s 2010 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)

Plans approved by stockholders

Amended and Restated 1994 Incentive Stock Option Plan	58,030	$13.54	—

First Amended and Restated 1999 Non-Qualified Stock Option Plan	82,400	$16.63	—

2005 Incentive Stock Option Plan	302,100	$19.20	195,500

2009 Equity Incentive Plan	29,000	$12.82	364,000

Total	471,530		559,500

Item 13. Certain Relationships, Related Transactions and Director Independence

      Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2010. In 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances on December 31, 2010 and 2009 were $248,000 and $308,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.

      Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.14	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
*10.15	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.16	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.17	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.18	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.19	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
- 37 -
*10.20		Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8K, January 18, 2011
*10.21		Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8K, March 11, 2011
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
23.2	—	Consent of Ernst & Young LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*Compensatory Plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date: March 14, 2011

By: /s/ RONALD A. ROBINSON
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 15th day of March, 2011.

Signature	Title

/s/ DONALD J. DOUGLASS Donald J. Douglass	Chairman of the Board & Director

/s/ RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/ DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

Helen W. Cornell	Director

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID W. GRZELAK David W. Grzelak	Director

/s/ GARY L. MARTIN Gary L. Martin	Director

/s/JAMES B. SKAGGS James B. Skaggs	Director

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

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

      KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date: March 14, 2011	/s/ Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President &
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
San Antonio, Texas March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for business combinations in 2009 due to the adoption of FASB ASC Topic 805, Business Combinations.

/s/KPMG LLP
San Antonio, Texas March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alamo Group Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Alamo Group Inc. and subsidiaries (the Company) as of and for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Alamo Group Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

San Antonio, Texas

March 6, 2009

Alamo Group Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,243	$17,774
Accounts receivable, net	127,388	113,718
Inventories	99,304	124,775
Deferred income taxes	3,813	3,118
Prepaid expenses	3,864	3,147
Income tax receivable	448	1,195
Total current assets	265,060	263,727

Property, plant and equipment	139,674	142,076
Less: Accumulated depreciation	(78,490)	(72,215)
	61,184	69,861

Goodwill	34,073	35,207
Intangible assets	5,500	5,803
Deferred income taxes	4,311	4,158
Other assets	855	1,201

Total assets	$370,983	$379,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,152	$36,005
Income taxes payable	1,567	2,688
Accrued liabilities	29,813	31,561
Current maturities of long-term debt and capital lease obligations	2,319	5,453
Deferred income taxes	338	4,109
Total current liabilities	79,189	79,816

Long-term debt and capital lease obligation, net of current maturities	23,106	44,336
Accrued pension liabilities	7,151	7,640
Other long-term liabilities	2,109	3,665
Deferred income taxes	6,168	7,581
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,872,479 and 11,789,529 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,187	1,179
Additional paid-in capital	84,377	82,721
Treasury stock, at cost: 42,600 shares at December 31, 2010 and December 31, 2009	(426)	(426)
Retained earnings	166,589	148,298
Accumulated other comprehensive income (loss)	1,533	5,147
Total stockholders’ equity	253,260	236,919

Total liabilities and stockholders’ equity	$370,983	$379,957

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Net sales:
North American
Industrial	$192,379	$173,905	$254,787
Agricultural	173,464	92,415	120,232
European	158,697	180,167	182,116
Total net sales	524,540	446,487	557,135

Cost of sales	407,626	351,926	447,721
Gross profit	116,914	94,561	109,414

Selling, general and administrative expenses	86,041	76,100	83,059
Gain on bargain purchase	—	(30,177)	—
Goodwill impairment	—	14,104	5,010
Income from operations	30,873	34,534	21,345

Interest expense	(3,664)	(4,766)	(7,450)
Interest income	1,533	713	1,818
Other income (expense), net	290	625	1,513
Income before income taxes	29,032	31,106	17,226

Provision for income taxes	7,915	12,473	6,227
Net income	$21,117	$18,633	$10,999

Net income per common share:
Basic	$1.79	$1.80	$1.12
Diluted	$1.78	$1.80	$1.11
Average common shares:
Basic	11,782	10,330	9,847
Diluted	11,893	10,363	9,950

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stock- holders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balance at December 31, 2007	9,797	$984	$53,610	$(426)	$123,426	$21,104	$198,698
Net income	—	—	—	—	10,999	—	10,999
Translation adjustment	—	—	—	—	—	(18,121)	(18,121)
Unrealized derivative loss, net of taxes	—	—	—	—	—	(800)	(800)
Net actuarial (loss) arising during period net of taxes	—	—	—	—	—	(6,188)	(6,188)
Total comprehensive (loss)	—	—	—	—	—	—	(14,110)
Tax effect of non-qualified stock options	—	—	361	—	—	—	361
Stock-based compensation	—	—	563	—	—	—	563
Exercise of stock options	125	12	1,149	—	—	—	1,161
Dividends paid ($.24 per share)	—	—	—	—	(2,361)	—	(2,361)
Balance at December 31, 2008	9,922	$996	$55,683	$(426)	$132,064	$(4,005)	$184,312
Net income	—	—	—	—	18,633	—	18,633
Translation adjustment	—	—	—	—	—	6,595	6,595
Unrealized derivative gain, net of taxes	—	—	—	—	—	816	816
Net actuarial gain arising during period net of taxes	—	—	—	—	—	1,741	1,741
Total comprehensive income	—	—	—	—	—	—	27,785
Tax effect of non-qualified stock options	—	—	122	—	—	—	122
Stock-based compensation	—	—	543	—	—	—	543
Issuance of stock for acquisition	1,700	170	25,268	—	—	—	25,438
Exercise of stock options	125	13	1,105	—	—	—	1,118
Dividends paid ($.24 per share)	—	—	—	—	(2,399)	—	(2,399)
Balance at December 31, 2009	11,747	$1,179	$82,721	$(426)	$148,298	$5,147	$236,919
Net income	—	—	—	—	21,117	—	21,117
Translation adjustment	—	—	—	—	—	(3,659)	(3,659)
Unrealized derivative gain, net of taxes	—	—	—	—	—	573	573
Net actuarial (loss) arising during period net of taxes	—	—	—	—	—	(528)	(528)
Total comprehensive income	—	—	—	—	—	—	17,503
Stock-based compensation	—	—	674	—	—	—	674
Exercise of stock options	83	8	982	—	—	—	990
Dividends paid ($.24 per share)	—	—	—	—	(2,826)	—	(2,826)
Balance at December 31, 2010	11,830	$1,187	$84,377	$(426)	$166,589	$1,533	$253,260

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
Operating Activities
Net income	$21,117	$18,633	$10,999
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	1,112	546	1,043
Depreciation	10,558	8,706	9,261
Amortization of intangibles	342	79	99
Amortization of debt issuance	375	63	—
Gain on bargain purchase	—	(30,177)	—
Goodwill impairment charge	—	14,104	5,010
Stock-based compensation	674	543	563
Excess tax benefits from stock-based payment arrangements	—	(122)	(52)
Provision for deferred income tax expense (benefit)	(6,384)	8,896	89
Gain on sale of equipment	(833)	(59)	(102)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,615)	40,285	(14,295)
Inventories	24,603	32,432	(6,694)
Prepaid expenses and other	(1,061)	3,177	(588)
Trade accounts payable and accrued liabilities	9,133	(25,408)	5,004
Income taxes payable	(268)	2,423	(217)
Other assets and liabilities, net	(876)	(2,035)	(1,396)
Net cash provided by operating activities	41,877	72,086	8,724

Investing Activities
Acquisitions, net of cash acquired	—	—	(21,349)
Purchase of property, plant and equipment	(4,980)	(3,453)	(6,553)
Proceeds from sale of property, plant and equipment	2,014	922	213
Net cash used in investing activities	(2,966)	(2,531)	(27,689)

Financing Activities
Net change in bank revolving credit facility	(20,000)	(54,000)	20,000
Principal payments on long-term debt and capital leases	(4,545)	(2,255)	(1,604)
Proceeds from issuance of long-term debt	368	1,387	1,941
Debt issuance cost	—	(938)	—
Dividends paid	(2,826)	(2,399)	(2,361)
Proceeds from sale of common stock	990	1,118	1,522
Excess tax benefits from stock-based payment arrangements	—	122	52
Net cash provided by (used in) financing activities	(26,013)	(56,965)	19,550

Effect of exchange rate changes on cash	(429)	652	(512)
Net change in cash and cash equivalents	12,469	13,242	73
Cash and cash equivalents at beginning of the year	17,774	4,532	4,459
Cash and cash equivalents at end of the year	$30,243	$17,774	$4,532

Cash paid during the year for:
Interest	$3,597	$5,179	$7,579
Income taxes	12,999	5,181	6,591

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

      The Company manages its business in three principal reporting segments: North America Agricultural, North American Industrial and European, which are discussed in Notes 15 and 16.

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

        We have evaluated subsequent events that occurred after December 31, 2010 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

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

      The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. On December 31, 2010, the Company had $2,664,000 in outstanding forward exchange contracts related to sales. The unrealized loss of the December 31, 2010 contracts that the Company expects to incur during the first quarter of 2011 is approximately $27,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2010, 2009 and 2008, such transactions netted gains of $265,000, $625,000, and $1,513,000, respectively.

Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large numbers and types of customers and their geographic dispersion.

Inventories

      Inventories of U.S. operating subsidiaries are stated at the lower of cost (last-in, first-out method) (“LIFO”) or market, and the Company’s international subsidiaries’ inventories are stated at the lower of cost (first-in, first-out) (“FIFO”) or market.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. As of December 31, 2010, goodwill was $34,073,000, which represents 9% of total assets. The Company recognized no goodwill impairment in 2010. The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009. During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. On December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

      The Company’s definite-lived intangible assets consist primarily of patents and trade names. The gross carrying value of definite-lived intangible assets was zero on December 31, 2010 and $1,147,000 on December 31, 2009 and $1,391,000 on December 31, 2008. Accumulated amortization of definite-lived intangible assets was $1,147,000 and $1,088,000 on December 31, 2010 and 2009, respectively. Amortization expense of definite-lived intangible assets was $79,000 in 2010, $79,000 in 2009, and $99,000 in 2008. During the fourth quarter of 2010, the Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage. The net book value of the patents and trademarks was $5,500,000 and $5,803,000 as of December 31, 2010 and 2009, respectively.

      Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trade name valued at $3,600,000 and the Bush Hog trade name valued at $1,900,000 on December 31, 2010.

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

Related Party Transactions

      There were no reportable relationships or related party transactions for the years ended December 31, 2010 and 2009. During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance on December 31, 2010 and 2009 was $248,000 and $308,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. From time to time, revenue is recognized under a bill and hold arrangement.

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

      The book value of capitalized software net of depreciation is approximately $1,779,000 and $1,516,000 on December 31, 2010 and December 31, 2009, respectively. Software depreciation expense was $749,000, $721,000 and $992,000 in 2010, 2009 and 2008, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

      The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

      We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2010, 2009 and 2008 was approximately $5,135,000, $4,378,000 and $5,735,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

      Product development and engineering costs charged to SG&A amounted to $5,774,000, $4,762,000, and $5,443,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

      We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations.

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

       The Company calculated the fair value for options using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2010, 2009, and 2008:

	December 31,
	2010	2009	2008

Risk-free interest rate	3.04%	2.67%	3.13%
Dividend yield	1.20%	1.20%	1.20%
Volatility factors	44.3%	42.8%	43.6%
Weighted-average expected life	8.0 years	7.5 years	9.0 years

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

(in thousands, except per share amounts)	2010	2009	2008

Net income	$21,117	$18,633	$10,999

Average common shares:
Basic (weighted-average outstanding shares)	11,782	10,330	9,847

Dilutive potential common shares from stock options	111	33	103
Diluted (weighted-average outstanding shares)	11,893	10,363	9,950

Basic earnings per share	$1.79	$1.80	$1.12

Diluted earnings per share	$1.78	$1.80	$1.11

      Stock options totaling 133,700 shares in 2010, 304,533 shares in 2009, and 188,523 shares in 2008 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2010
Allowance for doubtful accounts	$ 2,548	$ 1,112	$ (81)	$ (727)	$ 2,852
Reserve for sales discounts	3,803	51,813	(2)	(43,711)	11,903
Reserve for inventory obsolescence	9,060	2,811	(230)	(4,135)	7,506
Reserve for warranty	5,972	7,225	(173)	(7,470)	5,554
2009
Allowance for doubtful accounts	$ 2,430	$ 546	$ 114	$ (543)	$ 2,548
Reserve for sales discounts	6,849	25,514	5	(28,565)	3,803
Reserve for inventory obsolescence	8,978	1,515	163	(1,596)	9,060
Reserve for warranty	4,764	6,609	1,250	(6,651)	5,972
2008
Allowance for doubtful accounts	$ 1,922	$ 948	$ 18	$ (458)	$ 2,430
Reserve for sales discounts	6,338	36,311	(16)	(35,784)	6,849
Reserve for inventory obsolescence	8,526	570	452	(570)	8,978
Reserve for warranty	4,093	7,554	286	(7,169)	4,764

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

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

      The allowance for doubtful accounts balance was $2,852,000 on December 31, 2010, and $2,548,000 on December 31, 2009. The increase was mainly from the Company’s Agricultural operations.

Sales Discounts

      On December 31, 2010, the Company had $11,903,000 in reserves for sales discounts compared to $3,803,000 on December 31, 2009 on product shipped to our customers under various promotional programs. The increase was due primarily to higher sales activity of the Company’s agricultural products during the pre-season, which runs from September to December of each year with orders shipped through the first quarter of 2011. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

      The Company had a reserve of $7,506,000 on December 31, 2010 and $9,060,000 on December 31, 2009 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company’s U.S. operations, specifically its facilities in Gibson City and Indianola as a result of greater disposals and sales of slow moving and obsolete inventory. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

      The current liability warranty reserve balance was $5,554,000 on December 31, 2010 and $5,972,000 on December 31, 2009. The decrease came mainly from the acquisition of Bush Hog.

4. INVENTORIES

      Inventories valued at LIFO represented 63% of total inventory for the years ended December 31, 2010 and 2009, respectively. The excess of current costs over LIFO-valued inventories was $7,654,000 and $9,106,000 on December 31, 2010 and December 31, 2009, respectively. The $1,452,000 decrease in LIFO reserve during 2010 came from reductions in inventory levels within U.S. operations. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2010, was a decrease to cost of sales of $1,452,000, and a decrease in 2009 of $3,685,000 and an increase in 2008 of $3,729,000. Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2010	2009
Finished goods and parts	$80,102	$103,134
Work in process	9,857	10,611
Raw materials	9,345	11,030
	$99,304	$124,775

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2010	2009	Useful Lives
Land	$8,656	$9,226
Buildings and improvements	55,237	58,862	10-20 yrs.
Machinery and equipment	55,438	54,478	3-15 yrs.
Office furniture and equipment	5,769	6,065	3-7 yrs.
Computer software	10,111	9,078	2-7 yrs.
Transportation equipment	4,463	4,367	3 yrs.
	139,674	142,076

Accumulated depreciation	(78,490)	(72,215)
	$61,184	$69,861

      Property, plant and equipment on December 31, 2010 and December 31, 2009 include $16,955,000 and $18,364,000, respectively, for items listed above that are held under capital leases. Accumulated depreciation relating to the capital leases on December 31, 2010 and 2009 was $7,428,000 and $7,233,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2008, 2009 and 2010 are as follows:

(in thousands)
Balance at December 31, 2007	$43,946
Acquisition (Rivard)	12,787
Translation adjustment	(3,616)
Goodwill impairment	(5,010)
Balance at December 31, 2008	$48,107
Translation adjustment	1,204
Goodwill impairment	(14,104)
Balance at December 31, 2009	$35,207
Translation adjustment	(1,134)
Balance at December 31, 2010	$34,073

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2010	2009
Salaries, wages and bonuses	$12,605	$12,696
Warranty	5,554	5,972
State taxes	5,323	5,463
Retirement	2,210	2,313
Other	4,121	5,117
	$29,813	$31,561

8. LONG-TERM DEBT

      The components of long-term debt are as follows:

	December 31,
(in thousands)	2010	2009
Bank revolving credit facility	$21,000	$41,000
Capital lease obligations	1,763	3,233
Other notes payable	2,662	5,556
Total debt	25,425	49,789
Less current maturities	2,319	5,453
Total long-term debt	$23,106	$44,336

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

      On November 6, 2009, the Company entered into the Seventh Amendment of the Amended and Restated Revolving Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank, as its lenders. The revolving credit line remained at $125.0 million. Prior to the execution of this Amendment, BBVA Compass Bank acquired certain assets of Guaranty Bank which included this credit facility, and JPMorgan Chase Bank assigned its interest to Well Fargo Bank, N.A. The purpose of the amendment was to add Bush Hog as a member of the Obligated Group and pledge a first priority security interest in certain U.S. assets (accounts receivable, inventory, equipment, trademarks and trade names) of the Borrower and each member of the Obligated Group. The Lenders agreed to increase the operating leverage ratio during the next three quarters and to add a new EBIT to Interest Expense covenant in exchange for a commitment fee and an increase in the Applicable Interest Margin over LIBOR or Prime Rate advances.

      As of December 31, 2010, there was $21,000,000 borrowed under the revolving credit facility. On December 31, 2010, $833,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $103,000,000 in available borrowings.

      On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £ 1.0 million to £ 5.5 million. The facility was renewed on October 29, 2010 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2010, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

      There are additional lines of credit: for the Company’s French operations in the amount of 7,300,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of December 31, 2010, no Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and 600,000 Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company. The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

      As of December 31, 2010, the Company is in compliance with the terms and conditions of its credit facilities.

      The aggregate maturities of long-term debt, as of December 31, 2010, are as follows: $2,319,000 in 2011; $21,477,000 in 2012; $499,000 in 2013; $336,000 in 2014; $242,000 in 2015; and $552,000 thereafter.

      The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

9. DERIVATIVES AND HEDGING

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates. The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Inter Bank Operating Rate (“LIBOR”). During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations. One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt which expired on March 31, 2010. The other swap has a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expires on March 31, 2011. On November 5, 2009, JPMorgan transferred the swap transactions to Bank of America. The terms of the hedging instrument remain the same. As of December 31, 2010, the Company had $21 million outstanding under its revolving credit facility and one interest rate swap contract designated as cash flow hedge which is effectively hedging $20 million of these borrowings from changes in underlying LIBOR base rates. The fair market value of this hedge, which is the amount that would have been paid or received by the Company had it prematurely terminated this swap contract at December 31, 2010, was a $231,000 liability. This is included in Accrued liabilities with an offset in Accumulated other comprehensive income, net of taxes. At December 31, 2010, ineffectiveness related to the interest rate swap agreement was not material.

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

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on third-party pricing service models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates. Interest rate swap derivatives are Level 2 measurements and have a fair value of $231,000 in a liability position as of December 31, 2010.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate and is a Level 2 measurement and has a fair value of $43,000 in a liability position as of December 31, 2010.

11. INCOME TAXES

      The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2010	2009	2008
Income before income taxes:
Domestic	$15,639	$13,381	$2,176
Foreign	13,393	17,725	15,050
	$29,032	$31,106	$17,226

      The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2010	2009	2008
Current:
Domestic	$8,995	$(1,059)	$891
Foreign	3,851	5,017	4,789
State	1,453	(381)	458
	14,299	3,577	6,138
Deferred:
Domestic	(5,308)	8,017	(242)
Foreign	(284)	(641)	331
State	(792)	1,520	—
	(6,384)	8,896	89
Total income taxes	$7,915	$12,473	$6,227

      The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 34% to income loss before income taxes consist of the following:

	December 31,
(in thousands)	2010	2009	2008
Domestic statutory rate at 34%	$9,871	$10,576	$5,857
Increase (reduction) from:
Jurisdictional rate differences	(986)	(581)	(634)
Goodwill impairment	—	2,686	424
Valuation allowance	—	(793)	—
Stock based compensation	135	138	144
U.S. state taxes	436	745	324
Domestic Production Deduction	(744)	(50)	—
R&E Credit Reserve	(1,068)	—	—
Other, net	271	(248)	112
Provision for income taxes	$7,915	$12,473	$6,227
Effective tax rate	27%	40%	36%

      Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2010	2009
Current:
Deferred tax assets:
Inventory basis differences	$1,219	$—
Accounts receivable reserve	665	283
Employee benefit accruals	347	413
Product liability and warranty reserves	1,035	935
Expenses not deductible for tax purposes	547	433
Foreign net operating loss	—	630
Other	—	424
	3,813	3,118
Deferred tax liabilities:
Inventory basis differences	—	(3,376)
Expenses deductible for tax purposes	(338)	(733)
	(338)	(4,109)

Net current deferred tax asset	$3,475	$(991)
Non-Current:
Deferred tax assets:
Environmental reserve	$568	$611
Pension liability	2,717	2,845
Derivative liability	88	481
Stock based compensation	325	221
Foreign net operating loss	613	—
Valuation allowance	—	—
	4,311	4,158

Deferred tax liabilities:
Depreciation	(5,444)	(6,949)
Intangible assets	(277)	(277)
Deferred revenue	(355)	(355)
	(6,168)	(7,581)

Net non-current tax asset (liability)	$(1,857)	$(3,423)

      As of December 31, 2010, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. The net operating loss (“NOL”) has an unlimited carry-forward.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2010, the cumulative undistributed earnings of these subsidiaries approximated $102,223,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. During 2009, the Company removed their liability for unrecognized tax positions after a reevaluation of the liabilities under the measurement criteria of ASC 740. During the third quarter of 2010, the Company completed a research and development credit study (R&D study) related to prior year tax returns. The R&D study resulted in tax credits of approximately $1,100,000. The Company has recorded an unrecognized tax benefit in the amount of $193,000 that if recognized would affect our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

	December 31,
(in thousands)	2010	2009
Balance as of beginning of year	$—	$465,000
Additions for tax positions related to prior years	193,000	—
Reductions for tax positions related to prior years	—	(465,000)
Balance as of end of year	$193,000	$—

      The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2010, no interest or penalties has been or is required to be accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2006 through 2010.

12. COMMON STOCK

      The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2009 or 2010. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

      Subsequent to December 31, 2010, the Company declared and paid a dividend of $.06 per share.

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

       There are 58,030 shares outstanding under this option plan. No further option grants can be made under this plan.

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2010, 2009 and 2008, options to purchase 19,000 shares, 99,000 shares and 39,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

      Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2010		2009		2008
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	345,480	$ 18.73	253,980	$ 20.44	277,080	$ 18.26
Granted	19,000	24.69	99,000	11.45	39,000	22.55
Exercised	(4,350)	12.98	—	—	(49,100)	9.76
Cancelled	—	—	(7,500)	20.04	(13,000)	20.71
Options outstanding at end of year	360,130	18.29	345,480	18.73	253,980	20.44
Options exercisable at end of year	209,530	$ 18.86	156,780	$ 18.74	118,180	$ 17.55
Options available for grant at end of year	195,500		214,500		307,000

*Weighted Averages

      Options outstanding and exercisable at December 31, 2010 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	153,130	6.80	$ 12.24	75,130	$ 13.06
$19.79 - $25.18	207,000	6.75	22.77	134,400	22.10
Total	360,130			209,530

*Weighted Averages

The weighted-average grant-date fair values of options granted during 2010, 2009, and 2008 were $11.40, $5.08 and $10.72, respectively. As of December 31, 2010, there was $859,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Non-qualified Options

      On May 7, 2009, the stockholders of the Company approved the 2009 Equity Incentive Plan and the Company reserved 400,000 shares of common stock for this plan. Options become vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2010		2009		2008
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	186,000	$ 14.57	226,000	$ 12.62	302,000	$ 11.71
Granted	—	—	85,000	11.45	—	—
Exercised	(78,600)	12.52	(125,000)	8.94	(76,000)	8.98
Cancelled	(5,000)	25.18	—	—	—	—
Options outstanding at end of year	102,400	15.62	186,000	14.57	226,000	12.62
Options exercisable at end of year	30,300	$ 20.79	79,000	$ 15.17	194,500	$ 10.76
Options available for grant at end of year	364,000		367,000		63,500

*Weighted Averages

      Options outstanding and exercisable as of December 31, 2010 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	68,900	9.00	$11.45	7,300	$11.45
$13.96 - $19.79	6,000	5.00	19.79	6,000	19.79
$25.02 - $25.18	27,500	6.91	$25.17	17,000	$25.16
Total	102,400			30,300

*Weighted Averages

The weighted-average grant-date fair values of options granted during 2009 were $5.08. There were no options granted in 2010. As of December 31, 2010, there was $326,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2010, 2009 and 2008, 78,600, 125,000, and 76,000 non-qualified options, respectively, were exercised, $984,000, $1,117,000, and $682,000 of cash receipts were received, respectively, and tax deductions of $796,000, $289,000, and $951,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	Shares	Price	Weighted-average remaining contractual term (in years)
Options outstanding at beginning of year	8,000	11.45
Granted	3,000	$24.69	3.33
Vested	(2,000)	11.45	—
Forfeited or Cancelled	—	—	—
Options outstanding at end of year	9,000	$15.86

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. As of December 31, 2010, there was $198,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

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

	Year ended December 31, 2010
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$ 9,067	$ 15,056	$ 24,123
Service cost	6	3	9
Interest cost	498	864	1,362
Liability actuarial (gain)/loss	578	1,119	1,697
Benefits paid	(638)	(615)	(1,253)
Benefit obligation at end of year	9,511	16,427	25,938

Change in fair value of plan assets
Fair value of plan assets at beginning of year	5,560	10,922	16,482
Return on plan assets	678	1,319	1,997
Employer contributions	702	859	1,561
Benefits paid	(638)	(615)	(1,253)
Fair value of plan assets at end of year	6,302	12,485	18,787

Underfunded status – December 31, 2010	$ (3,209)	$ (3,942)	$ (7,151)

Accumulated benefit obligation – December 31, 2010	$ 9,511	$ 16,427	$ 25,938

	Year ended December 31, 2009
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total

Change in projected benefit obligation
Benefit obligation at beginning of year	$ 8,848	$ 14,254	$ 23,102
Service cost	8	4	12
Interest cost	518	863	1,381
Liability actuarial (gain)/loss	309	497	806
Benefits paid	(616)	(562)	(1,178)
Benefit obligation at end of year	9,067	15,056	24,123

Change in fair value of plan assets
Fair value of plan assets at beginning of year	4,961	9,460	14,421
Return on plan assets	967	1,939	2,906
Employer contributions	249	85	334
Benefits paid	(616)	(562)	(1,178)
Fair value of plan assets at end of year	5,561	10,922	16,483

Underfunded status – December 31, 2009	$ (3,506)	$ (4,134)	$ (7,640)

Accumulated benefit obligation – December 31, 2009	$ 9,067	$ 15,056	$ 24,123

      The Company recognizes the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognized changes in the funded status in the year in which the changes occur. The Company measures the funded status of a plan as of the date of its year-end statement of financial position.

      The underfunded status of the plan of $7,151,000 and $7,640,000 as of December 31, 2010 and 2009, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

      The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

      In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2010	2009	2010	2009
Discount rate	5.12%	5.67%	5.30%	5.83%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2010	2009	2010	2009
Discount rate	5.67%	6.15%	5.83%	6.14%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

      The Company employs a building block approach in determining the expected long-term rate on return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

      The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year ended December 31, 2010
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 6	$ 3	$ 9
Interest cost	499	864	1,363
Expected return on plan assets	(431)	(850)	(1,281)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	96	33	129
Net periodic benefit cost	$ 170	$ 50	$ 220

	Year ended December 31, 2009
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$ 8	$ 4	$ 12
Interest cost	518	863	1,381
Expected return on plan assets	(372)	(715)	(1,087)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	130	117	247
Net periodic benefit cost	$ 284	$ 269	$ 553

      The Company estimates that $194,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2011.

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

      The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2010	2009	2010	2009
Equity securities	47%	60%	47%	57%
Debt securities	45%	37%	45%	42%
Short-term investments	3%	2%	3%	0%
Other	5%	1%	5%	1%
Total	100%	100%	100%	100%

As of December 31, 2010, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2010: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input were observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31, 2010:

(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap Mid Cap Large Cap	$1,418 1,737 6,567	$1,418 1,737 6,567	$-	$-
Common/Collective: Liability Driven Solution Wells Fargo International Equity Index Fund Wells Fargo Large Cap Growth Index Fund Wells Fargo Large Cap Value Index Fund Wells Fargo Russell 2000 Index Fund Wells Fargo S&P Mid Cap Index Fund	4,266 703 1,273 1,223 466 483		- 4,266 703 1,273 1,223 466 483	-
Cash & Short-term Investments	652	652	-	-
Total	$18,788	$10,374	$8,414	$-

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2010 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

      Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2010. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2011	$ 664	$ 731	$ 1,395
2012	663	748	1,411
2013	658	784	1,442
2014	658	861	1,519
2015	650	887	1,537
Years 2016 through 2020	$ 3,273	$ 5,299	$ 8,572

Defined Contribution Plans

      The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”). The Company contributed $269,000 and $254,000 to the IAM Plan for the plan years ended December 31, 2010 and 2009, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

      The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2010, 2009 and 2008 were $481,000, $1,330,000, and $1,520,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

      Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 7.5% of the participant’s salary up to a specific limit. Total contributions made to the above plan were $607,000, $537,000, and $620,000 for the year ended December 31, 2010, 2009 and 2008, respectively.

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

      The Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2010, 2009 and 2008:

	December 31,
(in thousands)	2010	2009	2008
Net Revenue
Industrial	$192,379	$173,905	$254,787
Agricultural	173,464	92,415	120,232
European	158,697	180,167	182,116
Consolidated	$524,540	$446,487	$557,135

Income from Operations
Industrial	$8,513	$(12,426)	$9,716
Agricultural	10,073	31,206	(3,400)
European	12,287	15,754	15,029
Consolidated	$30,873	$34,534	$21,345

Goodwill
Industrial	$13,316	$13,128	$26,755
Agricultural	—	—	—
European	20,757	22,079	21,352
Consolidated	$34,073	$35,207	$48,107

Total Identifiable Assets
Industrial	$120,293	$126,553	$179,000
Agricultural	116,575	124,165	78,793
European	134,115	129,239	128,339
Consolidated	$370,983	$379,957	$386,132

16. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2010	2009	2008
Net sales	$190,336	$209,721	$215,733
Income from operations	13,476	17,776	13,898
Income before income taxes and allocated interest expense	13,429	17,740	15,077
Identifiable assets	160,966	153,968	148,706

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2010	2009	2008
Geographic net sales:
United States	$322,253	$231,981	$331,671
United Kingdom	36,685	38,332	44,306
France	93,130	115,395	99,685
Canada	15,325	17,756	22,255
Australia	11,765	11,400	11,175
Mexico	—	1,337	2,187
Other	45,382	30,286	45,856
Total net sales	$524,540	$446,487	$557,135
Geographic location of long-lived assets:
United States	$55,448	$59,094	$63,449
United Kingdom	13,757	14,483	13,335
France	29,165	33,588	34,383
Canada	6,776	6,542	5,824
Australia	84	265	45
Total long-lived assets	$105,230	$113,972	$117,036

      Net sales are attributed to countries based on the location of customers.

17.  COMPREHENSIVE INCOME (LOSS)

      For 2010, 2009 and 2008 the Company’s Comprehensive Income was $17,503,000, $27,785,000, and ($14,110,000), respectively.

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
(in thousands)	2010	2009	2008
Foreign currency translation adjustments	$4,489	$8,148	$1,553
Derivatives net of taxes	(171)	(744)	(1,560)
Actuarial (loss) gain on defined benefit pension plan, net of taxes	(2,785)	(2,257)	(3,998)
Accumulated other comprehensive income (loss)	$1,533	$5,147	$(4,005)

18. COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2010, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2011	$1,102	$1,187
2012	673	300
2013	361	298
2014	158	113
2015	96	9
Thereafter	31	—
Total minimum lease payments	$2,421	$1,907
Less amount representing interest		144
Present value of net minimum lease payments		$1,763
Less current portion		1,102
Long-term portion		$661

      Rental expense for operating leases was $1,632,000 for 2010, $1,693,000 for 2009, and $1,787,000 for 2008.

      Purchase obligations of $69,148,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

      On December 31, 2010, the Company had an environmental reserve in the amount of $1,495,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $30,000. The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be abated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and ’70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 2010 and 2009 is presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.

(in thousands, except per share amounts)

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$128,389	$134,334	$132,298	$129,519	$110,143	$113,243	$110,318	$112,783
Gross profit	28,135	28,681	32,390	27,708	21,727	24,329	25,649	22,856
Net income	3,993	4,870	8,150	4,104	1,543	2,992	4,583	9,515
Earnings per share
Diluted	$0.34	$0.41	$0.68	$0.34	$0.15	$0.30	$0.46	$0.83
Average shares
Diluted	11,833	11,882	11,906	11,952	9,963	9,986	10,086	11,417
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$20.36	$27.00	$25.41	$28.19	$18.04	$13.25	$17.16	$17.33
Low	$16.62	$19.58	$18.68	$21.55	$9.22	$9.90	$9.98	$13.10

      The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The third quarter of 2010 results include a tax credit of $0.9 million relating to prior years research and development expenses. The fourth quarter 2009 results include the following items: (1) a pre-tax charge of $14.1 million related to goodwill impairment, (2) a pre-tax benefit of $3.7 million related to LIFO liquidation, and (3) a $30.2 million gain on bargain purchase of Bush Hog.

20. ACQUISITIONS AND INVESTMENTS

Bush Hog

On October 22, 2009 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of Bush Hog located in Selma, Alabama. The purchase included substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks (the “Acquisition”). The purchase price consideration was 1.7 million unregistered shares of Alamo Group common stock which represented approximately 14.5% of the outstanding stock of Alamo Group. Because the restricted stock was issued in an unregistered private transaction, resale of the shares is restricted and the shares may be resold only if registered or sold in a transaction exempt from the registration requirements of the Securities Act, including pursuant to Rule 144 under the Securities Act. Under Rule 144, the restricted stock is subject to, among other things, an initial 6-month holding period before any of the shares can be sold in the public market. Accordingly, the fair value of the 1.7 million shares was based on the public market price of Alamo common stock less a discount for lack of marketability associated with the 6-month holding period. We utilized an Asian put option model to measure the discount for lack of marketability. An Asian put option is an option that entitles the holder to a payoff based on the average price of an underlying asset, over a predetermined period. The closing price of our common stock on October 22, 2009 was $16.09 per share.

The Acquisition was accounted for in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”). Accordingly, the total purchase price was allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition. These allocations reflected various provisional estimates that were available at the time and were subject to change during the purchase price allocation period as valuations are finalized. All valuations are now final.

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

The fair value of the net assets acquired was approximately $53.1 million, which exceeds the preliminary estimated purchase price of $25.4 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $27.7 million as a gain on bargain purchase. The gain on bargain purchase of $27.7 million was shown separately within income from operations in the Consolidated Statements of Income in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The recorded amount was provisional and subject to change. The Company evaluated the purchase price allocation during 2010, including the opening fair value of inventory, accounts receivable, property, plant & equipment, accrued liabilities and deferred taxes, which required the Company to adjust the recorded gain.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the Closing Date. Since the acquisition, net adjustments of $2,488,000 were made to the fair value of the assets acquired and liabilities assumed with a corresponding adjustment to the bargain purchase gain. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The December 31, 2009 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted. The adjustments were due to the final valuation of property, plant and equipment, accounts receivable, other liabilities and deferred taxes.

(in thousands)	Initial Valuation	Adjustments	Adjusted Values

Accounts receivable	$25,571	$1,974	$27,545
Inventory	21,875	453	22,328
Prepaid expenses	395	—	395
Property, plant & equipment	12,743	(432)	12,311
Other Liabilities	(9,357)	493	(8,864)
Net Assets acquired	51,227	2,488	53,715
Intangible asset:
Bush Hog trade name	1,900	—	1,900
Total assets acquired	53,127	2,488	55,615

Less: Fair value of 1.7 million unregistered shares	25,438	—	25,438
Gain on Bargain purchase	$27,689	$2,488	$30,177

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

In 2010 Bush Hog’s net revenue was $88.9 million and net profit was $4.3 million. In the period between the Closing Date and December 31, 2009, Bush Hog generated approximately $10.9 million of net revenue and $1.5 million net loss. The Company has included the operating results of Bush Hog in its consolidated financial statements since the Closing Date.

The following table presents unaudited supplemental pro forma information as if the acquisition of Bush Hog had occurred on January 1, 2009 for the year ended December 31, 2010 and for the year ended December 31, 2009:

(in thousands, except per share amounts)	2010	2009
Net sales	$524,540	$561,740
Net gain (loss)	$21,117	$(10,516)
Diluted gain (loss) per share	$1.78	$(0.92)

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

      The company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960’s and ‘70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and is administering the cleanup and will monitor the sites on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

      Rivard Developpement

      On May 30, 2008, the Company purchased Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high-pressure cleaning systems and trenchers. The purchase price was approximately €15 million (approximately U.S. $23 million) plus the assumption of certain liabilities. The Company has allocated the purchase price to the acquired assets and liabilities assumed and recorded goodwill of approximately €9 million (approximately U.S. $15 million) related to this acquisition. We finalized the purchase price allocation during the second quarter of 2009. The majority of the purchase price was funded utilizing the Company’s cash reserves in Europe, with the balance from bank credit facilities. Rivard’s sales in 2007 were €40 million (approximately U.S. $62 million), and the company has 275 full-time employees. Rivard is located in Daumeray, France and was founded in 1952.

21. SUBSEQUENT EVENTS

      The Board of Directors of the Company adopted the Alamo Group Inc. Supplemental Executive Retirement Plan (the “Plan”), effective as of January 3, 2011. The Plan will benefit certain key management or other highly compensated employees of the Company and/or certain subsidiaries who are selected by the Board to participate. The Plan is also intended to provide a benefit from the Company upon retirement, death or disability or a change in control of the Company. Accordingly, the Plan obligates the Company to pay to a participant a Retirement Benefit (as defined in the Plan) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.