Form 10-Q
period 2011-03-31
ALAMO GROUP INC
filed 2011-05-06
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

AT APRIL 29, 2011, 11,880,979 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

Alamo Group Inc. and Subsidiaries

Interim Consolidated Balance Sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,383	$30,243
Accounts receivable, net	154,614	127,388
Inventories	117,460	99,304
Deferred income taxes	3,786	3,813
Prepaid expenses	4,445	3,864
Income tax receivable	448	448
Total current assets	309,136	265,060

Property, plant and equipment	143,065	139,674
Less: Accumulated depreciation	(81,863)	(78,490)
	61,202	61,184

Goodwill	35,281	34,073
Intangible assets	5,500	5,500
Deferred income taxes	5,057	4,311
Other assets	746	855

Total assets	$416,922	$370,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$53,119	$45,152
Income taxes payable	1,584	1,567
Accrued liabilities	33,179	29,813
Current maturities of long-term debt	1,620	2,319
Deferred income tax	338	338
Total current liabilities	89,840	79,189

Long-term debt, net of current maturities	47,021	23,106
Deferred pension liability	6,782	7,151
Other long-term liabilities	4,079	2,109
Deferred income taxes	6,467	6,168

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,879,579 and 11,872,479 issued and outstanding at March 31, 2011 and December 31, 2010	1,188	1,187
Additional paid-in capital	84,606	84,377
Treasury stock, at cost; 42,600 shares at March 31, 2011 and December 31, 2010	(426)	(426)
Retained earnings	171,545	166,589
Accumulated other comprehensive income, net	5,820	1,533
Total stockholders’ equity	262,733	253,260

Total liabilities and stockholders’ equity	$416,922	$370,983

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Income

(Unaudited)

Three Months Ended

	March 31,
(in thousands, except per share amounts)	2011	2010
Net sales:
North American
Industrial	$49,033	$47,112
Agricultural	49,739	41,700
European	41,943	42,341
Total net sales	140,715	131,153
Cost of sales	108,814	103,018
Gross profit	31,901	28,135

Selling, general and administrative expense	22,560	21,668
Income from operations	9,341	6,467

Interest expense	(765)	(1,250)
Interest income	72	812
Other income (expense), net	(147)	(10)
Income before income taxes	8,501	6,019
Provision for income taxes	2,834	2,026
Net Income	$5,667	$3,993

Net income per common share:
Basic	$0.48	$0.34
Diluted	$0.47	$0.34
Average common shares:
Basic	11,832	11,747
Diluted	11,980	11,833

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Operating Activities
Net income	$5,667	$3,993
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	393	177
Depreciation	2,621	2,664
Amortization of intangibles	–	86
Amortization of debt issuance	94	94
Stock-based compensation expense	140	189
Excess tax benefits from stock-based payment arrangements	(18)	(31)
Provision for deferred income tax (benefit) expense	(552)	188
Loss on sale of property, plant & equipment	(34)	30
Changes in operating assets and liabilities:
Accounts receivable	(25,625)	(26,050)
Inventories	(16,410)	4,200
Prepaid expenses and other assets	(1,287)	(1,273)
Trade accounts payable and accrued liabilities	9,520	11,406
Income taxes payable	69	(1,913)
Other long-term liabilities	1,457	(365)
Net cash used by operating activities	(23,965)	(6,605)

Investing Activities
Acquisitions, net of cash acquired	–	(431)
Purchase of property, plant and equipment	(1,433)	(878)
Proceeds from sale of property, plant and equipment	44	76
Net cash used by investing activities	(1,389)	(1,233)

Financing Activities
Net change in bank revolving credit facility	24,000	13,000
Principal payments on long-term debt and capital leases	(892)	(908)
Proceeds from issuance of long-term debt	–	542
Dividends paid	(710)	(705)
Proceeds from sale of common stock	89	26
Excess tax benefits from stock-based payment arrangements	18	31
Net cash provided by financing activities	22,505	11,986

Effect of exchange rate changes on cash	989	(895)
Net change in cash and cash equivalents	(1,860)	3,253
Cash and cash equivalents at beginning of the period	30,243	17,774
Cash and cash equivalents at end of the period	$28,383	$21,027

Cash paid during the period for:
Interest	$746	$1,121
Income taxes	$3,876	$2,178

See accompanying notes.

Alamo Group Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

March 31, 2011

1.  Basis of Financial Statement Presentation

    The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

    The accompanying statement of income reflects the correction of a misclassification of freight revenue for the prior period.  Freight billed to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification resulted in an increase in net sales and cost of sales of $3.4 million for the three months ended March 31, 2011, and was $2.8 million for the three months ended March 31, 2010, with no impact on reported net income. Revenue and cost of sales for the years ended December 31, 2010 and 2009 will be increased by approximately $12 million and $7.4 million, respectively, in future filings.

2.  Accounts Receivable

      Accounts Receivable is shown net of the allowance for doubtful accounts of $3,190,000 and $2,852,000 at March 31, 2011 and December 31, 2010, respectively.

3.  Inventories

      Inventories valued at LIFO cost represented 64% and 63% of total inventory at March 31, 2011 and December 31, 2010, respectively.  The excess of current cost over LIFO valued inventories was $7,654,000 at March 31, 2011 and December 31, 2010.  Inventory obsolescence reserves were $7,898,000 at March 31, 2011 and $7,506,000 at December 31, 2010.  The increase in reserve for obsolescence was from the Company’s U.S. operations.  Net inventories consist of the following:

(in thousands)	March 31, 2011	December 31, 2010

Finished goods	$94,030	$80,102
Work in process	13,163	9,857
Raw materials	10,267	9,345
	$117,460	$99,304

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

4.  Derivatives and Hedging

      Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt and expired on March 31, 2010.  The other had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At March 31, 2011 there was zero liability related to the expired interest rate swap.

5.  Fair Value Measurements

      The Company adopted ASC Subtopic 820-10, “Fair Value Measurements and Disclosures, as amended” as of January 1, 2008.  ASC Subtopic 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  Fair value measurements are classified under the following hierarchy:

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

6.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	March 31, Three Months Ended
	2011	2010

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

7.  Stock-Based Compensation

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

      The Company’s stock-based compensation expense was $140,000 and $189,000 for the quarters ended March 31, 2011 and 2010, respectively.

Qualified Options

      Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2011
	Shares	Exercise Price*
Options outstanding at beginning of year	360,130
Granted	–
Exercised	(7,100)	$12.53
Cancelled	(2,000)	$24.69

Options outstanding at March 31, 2011	351,030	$18.37
Options exercisable at March 31, 2011	213,030	$19.29
Options available for grant at March 31, 2011	197,500

*Weighted Averages

      Options outstanding and exercisable at March 31, 2011 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	146,030	5.97	$ 12.23	68,030	$ 13.12
$19.79 - $25.18	205,000	5.72	$ 22.75	145,000	$ 22.18
Total	351,030			213,030

*Weighted Averages

Non-qualified Options

      Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2011
	Shares	Exercise Price*
Options outstanding at beginning of year	102,400
Granted	–
Exercised	–
Cancelled	–

Options outstanding at March 31, 2011	102,400	$15.62
Options exercisable at March 31, 2011	30,300	$20.79
Options available for grant at March 31, 2011	364,000

*Weighted Averages

      Options outstanding and exercisable at March 31, 2011 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	68,900	8.00	$11.45	7,300	$11.45
$13.96 - $19.79	6,000	4.00	$19.79	6,000	$19.79
$25.02 - $25.18	27,500	5.91	$25.17	17,000	$25.16
Total	102,400			30,300

*Weighted Averages

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	Shares	Price	Weighted- average remaining contractual term (in years)
Options outstanding at beginning of year	9,000	$15.86	2.33
Granted	—	—	—
Vested	—	—	—
Forfeited or Cancelled	—	—	—
Options outstanding at end of year	9,000	$15.86

8.  Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended

March 31,

(In thousands, except per share)

2011

2010

Net Income	$5,667	$3,993

Average Common Shares:
Basic (weighted-average outstanding shares)	11,832	11,747
Dilutive potential common shares from stock options	148	86
Diluted (weighted-average outstanding shares)	11,980	11,833

Basic earnings per share	$0.48	$0.34

Diluted earnings per share	$0.47	$0.34

9.  Segment Reporting

      At March 31, 2011 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Net Revenue

Industrial	$49,033	$47,112
Agricultural	49,739	41,700
European	41,943	42,341
Consolidated	$140,715	$131,153

Operating Income
Industrial	$3,427	$1,840
Agricultural	2,940	985
European	2,974	3,642
Consolidated	$9,341	$6,467

Goodwill
Industrial	$13,422	$13,555
Agricultural	–	–
European	21,859	20,786
Consolidated	$35,281	$34,341

Total Identifiable Assets
Industrial	$123,408	$128,094
Agricultural	146,562	132,765
European	146,952	137,105
Consolidated	$416,922	$397,964

10.  Off-Balance Sheet Arrangements

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

11.  Comprehensive Income

      During the first quarter of 2011 and 2010, Comprehensive Income (Loss) amounted to $9,954,000 and ($743,000) respectively.

      The components of Comprehensive Income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net Income	$5,667	$3,993
Cash flow derivative, net of taxes	144	233
Amortization of actuarial net gain (loss)	(1,147)	19
Foreign currency translations adjustment	5,290	(4,988)

Comprehensive Income (Loss)	$9,954	$(743)

    The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Foreign currency translation	$9,752	$4,489
Derivatives, net of taxes	–	(171)
Actuarial gains (losses) related to defined benefit plans	(3,932)	(2,785)
Total Accumulated other comprehensive income	$5,820	$1,533

12.  Contingent Matters

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

      On March 31, 2011, the Company had an environmental reserve in the amount of $1,474,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $9,000. The Company has a reserve of $277,000 concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

      The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and ‘70s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remedied the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and administered the cleanup and will monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

13.  Retirement Benefit Plans

Defined Benefit Plan

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

      The Company’s pension expense was $22,000 and $50,000 for the three months ended March 31, 2011 and 2010, respectively.  The Company is required to contribute $1,085,000 to the pension plans for 2011, of which $342,000 was contributed during the first quarter of 2011.

Supplemental Retirement Plan

      The Board of Directors of the Company adopted the Alamo Group Inc. Supplemental Executive Retirement Plan (the “SERP”), effective as of January 3, 2011.  The SERP will benefit certain key management or other highly compensated employees of the Company and/or certain subsidiaries who are selected by the Compensation Committee and approved by the Board to participate.

      The SERP is intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company.  Accordingly, the SERP obligates the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.  A participant’s right to his Retirement Benefit becomes vested in the Company’s contributions upon 10 years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three year average salary of each participant on or after his or her Normal Retirement Age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested Retirement Benefit will be paid in a lump sum to the participant or his estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable.  In the event the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

      The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

      In connection with the initiation of the SERP, the Company recorded an unfunded long-term liability of $1,964,301 a deferred tax asset of $746,000 and $1,218,301 in accumulated other comprehensive income.  The $1,964,301 represents prior service cost which will be amortized over the average remaining service periods of the employees.  The prior service cost is included as a component of net periodic pension cost.  The prior service cost expected to be amortized for the year ended December 31, 2011 is $263,665.

   The components of net period pension cost were as follows:

Three Months Ended March 31, 2011
Service Cost	$26,926
Interest Cost	25,881
Amortization of Prior Service Cost	65,916
Net Periodic Benefit Cost	$118,723

      The Net Periodic Pension Cost is based on the following assumptions determined at January 1, 2011:

Discount Rate	5.28%
Rate of compensation increases	3.0%
Amortization Period	7.45 years

14.  Income Taxes

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

      We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution; such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries which have lower statutory rates.

      During the third quarter of 2010, the Company completed a research and development credit study (R&D study) related to prior year tax returns.  The R&D study resulted in tax credits of approximately $1,100,000.  The Company has recorded an unrecognized tax benefit in the amount of approximately $190,000.

15.  Recent Accounting Pronouncements and Legislative Changes

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended
	March 31,
As a Percent of Net Sales	2011	2010
North American
Industrial	34.8%	35.9%
Agricultural	35.4%	31.8%
European	29.8%	32.3%
Total sales, net	100.0%	100.0%

	Three Months Ended
	March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2011	2010

Gross margin	22.7%	21.5%
Income from operations	6.6%	4.9%
Income before income taxes	6.0%	4.6%
Net income	4.0%	3.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

      In the first quarter of 2011 the Company’s net income was up due to the Company’s improved sales primarily in its Agricultural Division and continued efforts with cost control initiatives.  While the agricultural sector has shown improvement, the Company’s governmental markets remain tight reflecting the overall weakness in the global economy.  The Industrial Division sales increased 4% during the first quarter of 2011 due to increases in the excavator and snow equipment markets, however; budgets of governmental entities continue to be soft.  The Agricultural Division saw a 19% increase in sales versus the first quarter of 2010 primarily from increased pre-season sales from its Bush Hog and Rhino product lines.  Overall agricultural market conditions have improved as both commodity prices and farm incomes have continued to increase since the third quarter of 2010.  European sales declined 1% in U.S. dollars and 4% in local currency compared to the first quarter of 2010 as their markets reflected soft conditions caused by the general slowdown in the European economy.  In general, margin percentage improved from higher proprietary part sales in the first quarter of 2011 compared to the same time in 2010.

      The Company is concerned that our markets for 2011 could continue to be negatively affected by a variety of factors such as a continued weakness in the overall economy, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Net sales for the first quarter of 2011 were $140,715,000, an increase of $9,562,000 or 7.3% compared to $131,153,000 for the first quarter of 2010.  The majority of the increase was from improved sales in the North American Agricultural segment.  Also included in these sales is the effect of a reclassification of freight revenue.  Freight billed to customers had been previously recorded net of cost of sales and has been reclassified to sales.  This change resulted in an increase in net sales of $3,361,000 in the first quarter of 2011 and $2,764,000 in the first quarter of 2010, with no impact on reported earnings.

Net North American Industrial sales increased during the first quarter by $1,921,000 or 4.1% to $49,033,000 for 2011 compared to $47,112,000 during the same period in 2010.  The increase came primarily from higher sales of excavators and snow equipment as sales of mowing equipment and sweepers to governmental entities remained flat.

Net North American Agricultural sales were $49,739,000 in 2011 compared to $41,700,000 for the same period in 2010, an increase of $8,039,000 or 19.3%.  The increase was due to improved agricultural market conditions, specifically from increased commodity prices and farm income which supported higher sales of mowing equipment for both Bush Hog and Rhino product lines.

Net European Sales for the first quarter of 2011 were $41,943,000, a decrease of $398,000 or 1.0% compared to $42,341,000 during the first quarter of 2010.  The decrease was primarily from continued soft market conditions caused by the economic slowdown throughout Europe.

Gross profit for the first quarter of 2011 was $31,901,000 (22.7% of net sales) compared to $28,135,000 (21.5%) during the same period in 2010, an increase of $3,766,000.  The increase was mainly attributable to the agricultural market, which began to show improvement beginning in the third quarter of 2010, and lower manufacturing costs.  Increases in the Company’s replacement part business also supported higher margins as well as improved margin percentages.

Selling, general and administrative expenses (“SG&A”) were $22,560,000 (16.0% of net sales) during the first quarter of 2011 compared to $21,668,000 (16.5% of net sales) during the same period of 2010, an increase of $892,000.  The increase was mainly from higher sales commissions on increased sales and $119,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011.

Interest expense was $765,000 for the first quarter of 2011 compared to $1,250,000 during the same period in 2010, a decrease of $485,000.  The decrease came from reduced borrowings in 2011 compared to 2010.

Other Income was a $147,000 loss for the first quarter of 2011 compared to a $10,000 loss in 2010.  Other income in 2011 and 2010 was all a result of transactional exchange rate changes.

Provision for income taxes was $2,834,000 (33.3%) in the first quarter of 2011 compared to $2,026,000 (33.7%) during the same period in 2010.

The Company’s net income after tax was $5,667,000 or $0.47 per share on a diluted basis for the first quarter of 2011 compared to 3,993,000 or $0.34 per share on a diluted basis for the first quarter of 2010.  The increase of $1,674,000 resulted from the factors described above.

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

As of March 31, 2011, the Company had working capital of $219,296,000 which represents an increase of $33,425,000 from working capital of $185,871,000 of December 31, 2010.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $1,433,000 for the first three months of 2011, compared to $878,000 during the first three months of 2010.  Capital expenditures for 2011 are expected to be higher than 2010 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2010 or the first quarter of 2011.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $22,505,000 during the three month period ending March 31, 2011, compared to $11,986,000 for the same period in 2010.  The increase was mainly due to increased borrowings on the Company’s credit facility to support higher levels of accounts receivable and inventory.

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

      On March 28, 2011, the Company entered into the Eighth Amendment of Amended and Restated Revolving Credit Agreement (the “Eighth Credit Agreement Amendment”), by and among the Company, the lenders party thereto and Bank of America, N.A. as administrative agent.  The Eighth Credit Agreement Amendment amends certain provisions of the Company’s existing credit facility to, among other things, (i) release the previously pledged security interest in certain assets of the Company and its specified subsidiaries which secured any indebtedness under the existing credit facility, (ii) extend the termination date of the Company’s credit facility to March 28, 2016, (iii) reduce the aggregate commitments to $100,000,000, (iv) provide the Company the option to request an increase in aggregate commitments under the existing credit facility of up to $50,000,000, subject to the conditions set forth therein (v) lower the applicable leverage ratio, subject to certain exceptions and conditions, (vi) modify the limitation on capital expenditure, (vii) modify the limitation on other indebtedness and (viii) decrease the applicable interest margin for specified advances.

      As of March 31, 2011, there was $45,000,000 borrowed under the revolving credit facility. On March 31, 2011, $884,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $54,000,000 in available borrowings.

      On October 29, 2010, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2011.  The facility is unsecured but guaranteed by the borrowers U.K. subsidiaries.  Interest will be payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At March 31, 2011, there were no amounts outstanding under this facility.

      There are additional lines of credit: for the Company’s French operations in the amount of 7,300,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 4,000,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of March 31, 2011, no Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and 100,000 Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

      As of March 31, 2011, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $3,190,000 at March 31, 2011 and $2,852,000 at December 31, 2010.  The increase was mainly from changes in exchange rates.

Sales Discounts

At March 31, 2011 the Company had $15,768,000 in reserves for sales discounts compared to $11,903,000 at December 31, 2010 on products shipped to our customers under various promotional programs.  The increase was due primarily to increased sales volume on the Company’s agricultural products during the pre-season program, which runs from September to December of each year on orders that are shipped through the first quarter of 2011.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $7,898,000 at March 31, 2011 and $7,506,000 at December 31, 2010 in reserve to cover obsolescence and slow moving inventory.  The increase in reserve for obsolescence was from the Company’s U.S. operations.  The obsolescence and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,424,000 at March 31, 2011 and $5,554,000 at December 31, 2010.

Product Liability

At March 31, 2011 the Company had accrued $379,000 in reserves for product liability cases compared to $374,000 at December 31, 2010.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

During most of 2010, the self insured retention (S.I.R.) for U.S. product liability coverage for all products was at $100,000 per claim.  The S.I.R. for the majority of 2010 on all Bush Hog products was at $250,000 per claim.  On September 30, 2010 the Company renewed its insurance coverage and the S.I.R. for all U.S. products (including Bush Hog) was $100,000 per claim.  The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

      The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized no goodwill impairment in 2010.  The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009.  During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates.  As of March 31, 2011, the Company had $35,281,000 of goodwill, which represents 8% of total assets.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

      Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customer’s income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of March 31, 2011, the Company had $2,840,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $426,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,188,000 for the three month period ending March 31, 2011.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,143,000 for the three month period ended March 31, 2010.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2011 was a gain of $5,290,000.  On March 31, 2011, the British pound closed at .6233 relative to 1.00 U.S. dollar, and the Euro closed at .7055 relative to 1.00 U.S. dollar.  At December 31, 2010 the British pound closed at .6411 relative to 1.00 U.S. dollar and the Euro closed at .7479 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2010, the British pound closed at .6591 relative to 1.00 U.S. dollar, and the Euro closed at .7402 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2011 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $225,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 4, 2011 – Press Release announcing First Quarter 2011 earnings.

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

