Form 10-Q
period 2011-06-30
ALAMO GROUP INC
filed 2011-08-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

AT AUGUST 2, 2011, 11,909,129 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets June 30, 2011 and December 31, 2010	3

	Interim Condensed Consolidated Statements of Income Three and six months ended June 30, 2011 and June 30, 2010	4

	Interim Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2011 and June 30, 2010	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,145	$30,243
Accounts receivable, net	169,695	127,388
Inventories	122,181	99,304
Deferred income taxes	3,897	3,813
Prepaid expenses	4,645	3,864
Income tax receivable	448	448
Total current assets	327,011	265,060

Property, plant and equipment	144,952	139,674
Less: Accumulated depreciation	(84,490)	(78,490)
	60,462	61,184

Goodwill	35,636	34,073
Intangible assets	5,500	5,500
Deferred income taxes	5,057	4,311
Other assets	861	855

Total assets	$434,527	$370,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$56,303	$45,152
Income taxes payable	—	1,567
Accrued liabilities	30,601	29,813
Current maturities of long-term debt	1,452	2,319
Deferred income tax	338	338
Total current liabilities	88,694	79,189

Long-term debt, net of current maturities	56,421	23,106
Deferred pension liability	6,140	7,151
Other long-term liabilities	4,110	2,109
Deferred income taxes	6,091	6,168

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,898,529 and 11,872,479 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,190	1,187
Additional paid-in-capital	85,172	84,377
Treasury stock, at cost; 42,600 shares at June 30, 2011 and December 31, 2010	(426)	(426)
Retained earnings	179,750	166,589
Accumulated other comprehensive income, net	7,385	1,533
Total stockholders’ equity	273,071	253,260

Total liabilities and stockholders’ equity	$434,527	$370,983

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net sales:
North American
Industrial	$59,321	$49,558	$108,354	$96,670
Agricultural	55,470	47,023	105,209	88,723
European	46,033	41,488	87,976	83,829
Total net sales	160,824	138,069	301,539	269,222
Cost of sales	123,433	109,388	232,247	212,406
Gross profit	37,391	28,681	69,292	56,816

Selling, general and administrative expenses	23,685	21,355	46,245	43,023
Income from operations	13,706	7,326	23,047	13,793

Interest expense	(444)	(1,024)	(1,209)	(2,274)
Interest income	52	305	124	1,117
Other income (expense), net	(75)	(25)	(222)	(35)
Income before income taxes	13,239	6,582	21,740	12,601
Provision for income taxes	4,325	1,712	7,159	3,738
Net Income	$8,914	$4,870	$14,581	$8,863

Net income per common share:
Basic	$0.75	$0.41	$1.23	$0.75
Diluted	$0.74	$0.41	$1.22	$0.75
Average common shares:
Basic	11,845	11,756	11,839	11,752
Diluted	11,966	11,882	11,973	11,858

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Operating Activities
Net income	$14,581	$8,863
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	742	591
Depreciation	5,287	5,299
Amortization of intangibles	—	170
Amortization of debt issuance	125	188
Stock-based compensation expense	564	341
Excess tax benefits from stock-based payment arrangements	(119)	(45)
Provision for deferred income tax (benefit) expense	(1,050)	(1,036)
Loss on sale of property, plant & equipment	(65)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(40,411)	(28,880)
Inventories	(20,537)	11,719
Prepaid expenses and other assets	(1,770)	(254)
Trade accounts payable and accrued liabilities	9,539	15,503
Income taxes payable	(1,499)	(2,570)
Other long-term liabilities	1,132	(815)
Net cash provided by (used in) operating activities	(33,481)	9,050

Investing Activities
Acquisitions, net of cash acquired	—	(426)
Purchase of property, plant and equipment	(3,048)	(2,183)
Proceeds from sale of property, plant and equipment	114	139
Net cash used in investing activities	(2,934)	(2,470)

Financing Activities
Net change in bank revolving credit facility	33,500	1,000
Principal payments on long-term debt and capital leases	(1,404)	(2,773)
Proceeds from issuance of long-term debt	194	261
Dividends paid	(1,420)	(1,410)
Proceeds from sale of common stock	233	326
Excess tax benefits from stock-based payment arrangements	119	45
Net cash provided by (used in) financing activities	31,222	(2,551)

Effect of exchange rate changes on cash	1,095	(1,651)
Net change in cash and cash equivalents	(4,098)	2,378
Cash and cash equivalents at beginning of the period	30,243	17,774
Cash and cash equivalents at end of the period	$26,145	$20,152

Cash paid during the period for:
Interest	$1,167	$2,177
Income taxes	9,899	6,213

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2011

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

The accompanying statement of income reflects the correction of a misclassification of freight revenue for the prior period.  Freight billed to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification resulted in an increase in net sales and cost of sales of $4.4 million for the three months ended June 30, 2011, and was $3.7 million for the three months ended June 30, 2010, with no impact on reported net income. For the six months ended June 30, the reclassification resulted in an increase in net sales and cost of sales of $7.8 million for 2011, and was $6.5 million for 2010, with no impact on reported net income. Revenue and cost of sales for the years ended December 31, 2010 and 2009 will be increased by approximately $14.0 million and $7.4 million, respectively, in future filings.

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $3,508,000 and $2,852,000 at June 30, 2011 and December 31, 2010, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 63% of total inventory at June 30, 2011 and December 31, 2010.  The excess of current cost over LIFO valued inventories was $7,654,000 at June 30, 2011 and December 31, 2010.  Inventory obsolescence reserves were $8,134,000 at June 30, 2011 and $7,506,000 at December 31, 2010.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  Net inventories consist of the following:

(in thousands)	June 30, 2011	December 31, 2010

Finished goods	$99,658	$80,102
Work in process	11,447	9,857
Raw materials	11,076	9,345
	$122,181	$99,304

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

4.  Derivatives and Hedging

Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt and expired on March 31, 2010.  The other had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At June 30, 2011 there was zero liability related to the expired interest rate swap.

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

6.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Dividends declared	$0.06	$0.06	$0.12	$0.12
Dividends paid	0.06	0.06	0.12	0.12

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

The Company’s stock-based compensation expense was $424,000 and $153,000 for the three months ended June 30, 2011 and 2010 respectively and $564,000 and $341,000 for the six months ended June 30, 2011 and 2010 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2011
	Shares	Exercise Price*
Options outstanding at beginning of year	360,130
Granted	35,000	$26.45
Exercised	(13,050)	$12.14
Cancelled	(2,000)	$24.69

Options outstanding at June 30, 2011	380,080	$19.22
Options exercisable at June 30, 2011	245,780	$19.24
Options available for grant at June 30, 2011	162,500
*Weighted Averages

Options outstanding and exercisable at June 30, 2011 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	140,080	5.97	$12.25	81,580	$12.83
$19.79 - $26.45	240,000	6.35	$23.29	164,200	$22.42
Total	380,080			245,780
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2011
	Shares	Exercise Price*
Options outstanding at beginning of year	102,400
Granted	30,000	$26.45
Exercised	(13,000)	$11.45
Cancelled	(5,000)	$25.18

Options outstanding at June 30, 2011	114,400	$18.52
Options exercisable at June 30, 2011	38,500	$19.16
Options available for grant at June 30, 2011	322,000
*Weighted Averages

Options outstanding and exercisable at June 30, 2011 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	55,900	8.00	$11.45	14,500	$11.45
$13.96 - $19.79	6,000	4.00	$19.79	6,000	$19.79
$25.02 - $26.45	52,500	8.24	$25.90	18,000	$25.16
Total	114,400			38,500
*Weighted Averages

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

For six months ending June 30, 2011
	Shares	Price	Weighted- average remaining contractual term (in years)
Options outstanding at beginning of year	9,000	$15.86	2.33
Granted	12,000	$26.45	—
Vested	(2,750)	$15.06	—
Forfeited or Cancelled	—	$—	—
Options outstanding at June 30, 2011	18,250	$22.95	3.44

8.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2011	2010	2011	2010
Net Income	$8,914	$4,870	$14,581	$8,863
Average Common Shares:
Basic (weighted-average outstanding shares)	11,845	11,756	11,839	11,752
Dilutive potential common shares from stock options	121	126	134	106
Diluted (weighted-average outstanding shares)	11,966	11,882	11,973	11,858
Basic earnings per share	$0.75	$0.41	$1.23	$0.75
Diluted earnings per share	$0.74	$0.41	$1.22	$0.75

9.  Segment Reporting

At June 30, 2011 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net Revenue
Industrial	$59,321	$49,558	$108,354	$96,670
Agricultural	55,470	47,023	105,209	88,723
European	46,033	41,488	87,976	83,829
Consolidated	$160,824	$138,069	$301,539	$269,222

Operating Income
Industrial	$4,675	$2,064	$8,102	$3,904
Agricultural	5,831	1,935	8,771	2,920
European	3,200	3,327	6,174	6,969
Consolidated	$13,706	$7,326	$23,047	$13,793

Goodwill
Industrial	$13,447	$13,363	$13,447	$13,363
Agricultural	—	—	—	—
European	22,189	19,244	22,189	19,244
Consolidated	$35,636	$32,607	$35,636	$32,607

Total Identifiable Assets
Industrial	$130,659	$124,485	$130,659	$124,485
Agricultural	151,914	132,077	151,914	132,077
European	151,954	124,234	151,954	124,234
Consolidated	$434,527	$380,796	$434,527	$380,796

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

11.  Comprehensive Income
During the second quarter of 2011 and 2010, Comprehensive Income (Loss) amounted to $10,479,000 and $(1,752,000) respectively.

The components of Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net Income	$8,914	$4,870	$14,581	$8,863
Cash flow derivative, net of taxes	—	150	144	383
Amortization of actuarial net gain (loss)	71	19	(1,076)	38
Foreign currency translations adjustment	1,494	(6,791)	6,784	(11,779)

Comprehensive income (loss)	$10,479	$(1,752)	$20,433	$(2,495)

  The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	June 30,	December 31,
(in thousands)	2011	2010

Foreign currency translation	$11,246	$4,489
Derivatives, net of taxes	—	(171)
Actuarial gains (losses) related to defined benefit plans	(3,861)	(2,785)
Accumulated other comprehensive income	$7,385	$1,533

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action”

classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, an unconditional “no further action” letter will be requested.

On June 30, 2011, the Company had an environmental reserve in the amount of $1,474,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. Three specific remediation projects that were identified prior to the acquisition are in process of remediation with a remaining reserve balance of $53,000. The Company has a reserve of $233,000 concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,188,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner and administered the cleanup and will monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 338 former employees and 148 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 237 former employees and 97 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $22,000 and $50,000 for the three months ended June 30, 2011 and 2010, respectively.  The Company is required to contribute $1,085,000 to the pension plans for 2011, of which $457,000 has been paid through June 30, 2011. During the second quarter of 2011, the Company made a supplemental contribution of $500,000 to the Gradall Hourly Employees' Pension Plan.

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

The SERP is intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company.  Accordingly, the SERP obligates the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.  A participant’s right to his or her Retirement Benefit becomes vested in the Company’s contributions upon 10 years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three year average salary of each participant on or after his or her normal retirement age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested retirement benefit will be paid in a lump sum to the participant or his or her estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable.  In the event the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In connection with the initiation of the SERP, the Company recorded an unfunded long-term liability of $1,964,301, a deferred tax asset of $746,000 and $1,218,301 in accumulated other comprehensive income.  The $1,964,301 represents prior service cost which will be amortized over the average remaining service periods of the employees.  The prior service cost is included as a component of net periodic pension cost.  The prior service cost expected to be amortized for the year ended December 31, 2011 is $263,665.

The components of net period pension expense were as follows:

	2011
	Three Months Ended June 30,	Six Months Ended June 30,
Service Cost	$26,926	$53,852
Interest Cost	25,881	51,762
Amortization of Prior Service Cost	65,916	131,832
Net Periodic Benefit Cost	$118,723	$237,446

The Net Periodic Pension Expense is based on the following assumptions determined at January 1, 2011:

Discount Rate	5.28%
Rate of compensation increases	3%
Amortization Period	7.45 years

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2011	2010	2011	2010
North American
Industrial	36.9%	35.9%	35.9%	35.9%
Agricultural	34.5%	34.1%	34.9%	33.0%
European	28.6%	30.0%	29.2%	31.1%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2011	2010	2011	2010

Gross margin	23.2%	20.8%	23.0%	21.1%
Income from operations	8.5%	5.3%	7.6%	5.1%
Income before income taxes	8.2%	4.8%	7.2%	4.7%
Net income	5.5%	3.5%	4.8%	3.3%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the second quarter of 2011 the Company’s net income was up due to the Company’s improved sales in all three of its Divisions along with continued efforts with cost control initiatives.  While the agricultural sector has shown consistent improvement over the last few quarters, the Company’s governmental markets remain tight, reflecting the overall weakness in the global economy.  However, demand for our governmental products we believe was up due in part to the need of our end users to replace equipment that is nearing the end of its economic life. The Industrial Division sales increased 20% during the second quarter of 2011 mainly due to increases in the excavator and mowing equipment product lines; however, budget constraints at governmental entities continues to be a factor.  The Agricultural Division saw an 18% increase in sales versus the second quarter of 2010 primarily from increased pre-season sales from its Bush Hog and Rhino product lines and continued favorable agricultural commodity prices, which should continue to benefit this Division for the rest of this year. European sales, in local currency, also showed improvement compared to the second quarter of 2010 as agricultural markets were stronger though governmental markets continue to reflected soft conditions caused by the general slowdown in the European economy.  In general, the Company's margin percentage improved from higher proprietary parts sales in the second quarter of 2011 compared to the same time in 2010.

The Company remains concerned that our markets for 2011 could continue to be negatively affected by a variety of factors such as a continued weakness in the overall economy, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Net sales for the second quarter of 2011 were $160,824,000, an increase of $22,755,000, or 16.5% compared to $138,069,000 for the second quarter of 2010.  The increase was from improved sales in all three of the Company's segments.  Agricultural markets remained steady while sales in our governmental areas improved due to demand from end users to replace equipment that was nearing the end of its economic life. Also included in these sales is the effect of a reclassification of freight revenue.  Freight billed to customers had been previously recorded net of cost of sales and has been reclassified to sales.  This change resulted in an increase in net sales of $4,438,000 in the second quarter of 2011 and $3,735,000 in the second quarter of 2010, with no impact on reported net income.

Net North American Industrial sales increased during the second quarter by $9,763,000 or 19.7% to $59,321,000 for 2011 compared to $49,558,000 during the same period in 2010.  The increase came primarily from higher sales of excavators, sweepers and mowing equipment.

Net North American Agricultural sales were $55,470,000 in 2011 compared to $47,023,000 for the same period in 2010, an increase of $8,447,000 or 18.0%.  The increase was due to favorable agricultural market conditions, specifically from increased commodity prices and farm income which supported higher sales of mowing equipment for both Bush Hog and Rhino product lines.

Net European Sales for the second quarter of 2011 were $46,033,000, a increase of $4,545,000 or 11.0% compared to $41,488,000 during the second quarter of 2010.  The increase was primarily from strengthening in its U.K. operations, however, market conditions have continued to be soft due to the economic slowdown throughout Europe.

Gross profit for the second quarter of 2011 was $37,391,000 (23.2% of net sales) compared to $28,681,000 (20.8% of net sales) during the same period in 2010, an increase of $8,710,000.  The increase was from improved sales in all three segments and, to a lesser extent, lower manufacturing costs.  Increases in the Company’s replacement part business also supported higher margins as well as improved margin percentages.

Selling, general and administrative expenses (“SG&A”) were $23,685,000 (14.7% of net sales) during the second quarter of 2011 compared to $21,355,000 (15.5% of net sales) during the same period of 2010, an increase of $2,330,000.  The increase was mainly from higher sales commissions on increased sales and $119,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011.

Interest expense was $444,000 for the second quarter of 2011 compared to $1,024,000 during the same period in 2010, a decrease of $580,000.  The decrease came from lower interest rates in 2011 compared to 2010 despite higher borrowing due to increased working capital requirements.

Other Income was a $75,000 loss for the second quarter of 2011 compared to a $25,000 loss in 2010.  Other income in 2011 and 2010 was all a result of transactional exchange rate changes.

Provision for income taxes was $4,325,000 (32.7%) in the second quarter of 2011 compared to $1,712,000 (26.0%) during the same period in 2010.

The Company’s net income after tax was $8,914,000 or $0.74 per share on a diluted basis for the second quarter of 2011 compared to $4,870,000 or $0.41 per share on a diluted basis for the second quarter of 2010.  The increase of $4,044,000 resulted from the factors described above.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Net sales for the first six months of 2011 were $301,539,000, an increase of $32,317,000 or 12.0%

compared to $269,222,000 for the first six months of 2010. The increase was mainly from improved unit sales in the North American Agricultural and Industrial segments along with higher sales of replacement parts world wide. Also included in these sales is the effect of a reclassification of freight revenue.  Freight billed to customers had been previously recorded net of cost of sales and has been reclassified to sales.  This change resulted in an increase in net sales of $7,800,000 in the first half of 2011 and $6,499,000 in the first half of 2010, with no impact on reported earnings.

Net North American Industrial sales increased during the first six months by $11,684,000 or 12.1% to $108,354,000 for 2011 compared to $96,670,000 during the same period in 2010. The increase was mainly due to improved sales in the excavator, sweeper and mowing equipment products. Governmental authorities continued to be affected by budget shortfalls.

Net North American Agricultural sales were $105,209,000 in 2011 compared to $88,723,000 for the same period in 2010, an increase of $16,486,000 or 18.6%. The increase was from improved agricultural market conditions and increased shipments of 2010 pre-season orders. Favorable commodity prices and higher farm income helped to support higher sales of mowing equipment for both Bush Hog and Rhino product lines.

Net European sales for the first six months of 2011 were $87,976,000, an increase of $4,147,000 or 4.9% compared to $83,829,000 during the same period of 2010. The increase in 2011 was mainly from favorable exchange rates compared to last year. Market conditions were impacted by budget constraints in governmental markets which were caused by the slowdown in the European economy.

Gross profit for the first six months of 2011 was $69,292,000 (23.0% of net sales) compared to $56,816,000 (21.1% of net sales) during the same period in 2010, an increase of $12,476,000. The increase was from improved sales in the Company's Agricultural and Industrial segments and increases in replacement part sales reflected higher margins as well as improved margin percentages. Gross margin percentages also improved over 2010 as a result of continued improvements from efficiency initiatives which helped to lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $46,245,000 (15.3% of net sales) during the first six months of 2011 compared to $43,023,000 (16.0% of net sales) during the same period of 2010, an increase of $3,222,000. The increase in SG&A for the first six months of 2011 was mainly from higher sales commissions on increased sales and $238,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011.

Interest expense was $1,209,000 for the first six months of 2011 compared to $2,274,000 during the same period in 2010, a decrease of $1,065,000. The decrease came from lower interest rates in 2011 compared to 2010 despite higher borrowing due to increased working capital requirements.

Other income (expense), net was $222,000 of expense during the first six months of 2011 compared to $35,000 of expense in the first six months of 2010. The expense in 2011 and 2010 were from changes in exchange rates.

Provision for income taxes was $7,159,000 (32.9%) in the first six months of 2011 compared to $3,738,000 (29.7%) during the same period in 2010.

The Company's net income after tax was $14,581,000 or $1.22 per share on a diluted basis for the first six months of 2011 compared to $8,863,000 or $0.75 per share on a diluted basis for the first six months of 2010. The increase of $5,718,000 resulted from the factors described above.

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

As of June 30, 2011, the Company had working capital of $238,317,000 which represents an increase of $52,446,000 from working capital of $185,871,000 of December 31, 2010.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $3,048,000 for the first six months of 2011, compared to $2,183,000 during the first six months of 2010.  Capital expenditures for 2011 are expected to be somewhat higher than 2010 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2010 or through the second quarter of 2011.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $31,222,000 during the six month period ending June 30, 2011, compared to net cash used of $2,551,000 for the same period in 2010.  The increase was mainly due to increased borrowings on the Company’s credit facility to support higher levels of accounts receivable and inventory.

On August 25, 2004, the Company entered into a five-year $70 million Amended and Restated Revolving Credit Agreement with its lenders, Bank of America, JPMorgan Chase Bank, and Guaranty Bank. This contractually-committed, unsecured facility allows the Company to borrow and repay amounts drawn at floating or fixed interest rates based upon Prime or LIBOR rates. Proceeds may be used for general corporate purposes or, subject to certain limitations, acquisitions. The loan agreement contains among other things the following financial covenants:  Minimum Fixed Charge Coverage Ratios, Minimum Consolidated Tangible Net Worth, Consolidated Funded Debt to EBITDA Ratio and Minimum Asset Coverage Ratio, along with limitations on dividends, other indebtedness, liens, investments and capital expenditures. Since 2004, the Company has periodically amended the credit facility based upon its business requirements.

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

As of June 30, 2011, there was $54,500,000 borrowed under the revolving credit facility. On June 30, 2011, $1,157,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $44,000,000 in available borrowings.

On October 29, 2010, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2011.  The facility is unsecured but guaranteed by the borrowers' U.K. subsidiaries.  Interest will be payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At June 30, 2011, there were no amounts outstanding under this facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 4,000,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of June 30, 2011, no Euros were borrowed against the French line of credit; 193,000 Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of June 30, 2011, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $3,508,000 at June 30, 2011 and $2,852,000 at December 31, 2010.  The increase was mainly from the Company's U.S. operations and to a lesser extent changes in exchange rates.

Sales Discounts

At June 30, 2011 the Company had $17,765,000 in reserves for sales discounts compared to $11,903,000 at December 31, 2010 on products shipped to our customers under various promotional programs.  The increase was due primarily to increased sales volume on the Company’s agricultural products during the pre-season program, the bulk of which runs during the third and fourth quarters of each year on orders that are shipped through the second quarter of 2011.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,134,000 at June 30, 2011 and $7,506,000 at December 31, 2010 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,672,000 at June 30, 2011 and $5,554,000 at December 31, 2010.

Product Liability

At June 30, 2011 the Company had accrued $123,000 in reserves for product liability cases compared to $374,000 at December 31, 2010.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.
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
The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized no goodwill impairment in 2010.  The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009.  During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates.  As of June 30, 2011, the Company had $35,636,000 of goodwill, which represents 8% of total assets.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Forward-Looking Information
Part I of this Quarterly Report on Form 10Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.
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
To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of June 30, 2011, the Company had $3,354,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $503,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,521,000 for the six month period ending June 30, 2011.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,269,000 for the six month period ended June 30, 2010.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2011 was a gain of $1,494,000.  On June 30, 2011, the British pound closed at .6230 relative to 1.00 U.S. dollar, and the Euro closed at .6896 relative to 1.00 U.S. dollar.  At December 31, 2010 the British pound closed at .6411 relative to 1.00 U.S. dollar and the Euro closed at .7479 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2010, the British pound closed at .6694 relative to 1.00 U.S. dollar, and the Euro closed at .8177 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.
Interest Rate Risk
The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2011 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $545,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

 Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

August 3, 2011 – Press Release announcing Second Quarter 2011 earnings.

(b)     Other Information

None

Item 6. Exhibits

(a)   Exhibits

31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

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