Form 10-Q
period 2011-09-30
ALAMO GROUP INC
filed 2011-11-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

AT NOVEMBER 1, 2011, 11,912,229 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets September 30, 2011 and December 31, 2010	3

	Interim Condensed Consolidated Statements of Income Three and nine months ended September 30, 2011 and September 30, 2010	4

	Interim Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2011 and September 30, 2010	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,279	$30,243
Accounts receivable, net	148,285	127,388
Inventories	116,137	99,304
Deferred income taxes	4,677	3,813
Prepaid expenses	4,415	3,864
Income tax receivable	448	448
Total current assets	299,241	265,060

Property, plant and equipment	143,004	139,674
Less: Accumulated depreciation	(85,297)	(78,490)
	57,707	61,184

Goodwill	33,949	34,073
Intangible assets	5,500	5,500
Deferred income taxes	5,081	4,311
Other assets	725	855

Total assets	$402,203	$370,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,029	$45,152
Income taxes payable	3,139	1,567
Accrued liabilities	29,377	29,813
Current maturities of long-term debt	915	2,319
Deferred income tax	338	338
Total current liabilities	80,798	79,189

Long-term debt, net of current maturities	30,777	23,106
Deferred pension liability	5,727	7,151
Other long-term liabilities	3,862	2,109
Deferred income taxes	6,505	6,168

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,900,729 and 11,872,479 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,190	1,187
Additional paid-in-capital	85,401	84,377
Treasury stock, at cost; 42,600 shares at September 30, 2011 and December 31, 2010	(426)	(426)
Retained earnings	189,094	166,589
Accumulated other comprehensive income, net	(725)	1,533
Total stockholders’ equity	274,534	253,260

Total liabilities and stockholders’ equity	$402,203	$370,983

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net sales:
North American
Industrial	$56,965	$48,033	$165,319	$144,702
Agricultural	55,301	51,571	160,510	140,295
European	42,791	37,069	130,767	120,898
Total net sales	155,057	136,673	456,596	405,895
Cost of sales	117,834	104,283	350,081	316,689
Gross profit	37,223	32,390	106,515	89,206

Selling, general and administrative expenses	22,762	21,273	69,007	64,296
Income from operations	14,461	11,117	37,508	24,910

Interest expense	(506)	(888)	(1,715)	(3,162)
Interest income	32	418	156	1,535
Other income (expense), net	817	112	595	77
Income before income taxes	14,804	10,759	36,544	23,360
Provision for income taxes	4,748	2,609	11,907	6,347
Net Income	$10,056	$8,150	$24,637	$17,013

Net income per common share:
Basic	$0.85	$0.69	$2.08	$1.45
Diluted	$0.84	$0.68	$2.06	$1.43
Average common shares:
Basic	11,857	11,803	11,845	11,769
Diluted	11,947	11,906	11,964	11,874

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating Activities
Net income	$24,637	$17,013
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	685	792
Depreciation	7,985	7,944
Amortization of intangibles	—	254
Amortization of debt issuance	157	281
Stock-based compensation expense	768	474
Excess tax benefits from stock-based payment arrangements	(156)	(46)
Provision for deferred income tax (benefit) expense	(1,333)	(1,166)
Loss on sale of property, plant & equipment	(130)	(946)
Changes in operating assets and liabilities:
Accounts receivable	(22,099)	(17,660)
Inventories	(17,446)	19,506
Prepaid expenses and other assets	(1,616)	(203)
Trade accounts payable and accrued liabilities	1,553	12,535
Income taxes payable	1,708	(2,327)
Other long-term liabilities	472	(2,105)
Net cash provided by (used in) operating activities	(4,815)	34,346

Investing Activities
Acquisitions, net of cash acquired	—	(428)
Purchase of property, plant and equipment	(4,705)	(3,579)
Proceeds from sale of property, plant and equipment	195	1,861
Net cash used in investing activities	(4,510)	(2,146)

Financing Activities
Net change in bank revolving credit facility	8,000	(20,000)
Principal payments on long-term debt and capital leases	(1,802)	(4,147)
Proceeds from issuance of long-term debt	—	196
Dividends paid	(2,132)	(2,117)
Proceeds from sale of common stock	258	717
Excess tax benefits from stock-based payment arrangements	156	46
Net cash provided by (used in) financing activities	4,480	(25,305)

Effect of exchange rate changes on cash	(119)	(287)
Net change in cash and cash equivalents	(4,964)	6,608
Cash and cash equivalents at beginning of the period	30,243	17,774
Cash and cash equivalents at end of the period	$25,279	$24,382

Cash paid during the period for:
Interest	$1,728	$3,042
Income taxes	11,056	6,878

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2011

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

The accompanying statement of income reflects the correction of a misclassification of freight revenue for the prior period.  Freight billed to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification resulted in an increase in net sales and cost of sales of $4.5 million for the three months ended September 30, 2011, and $4.4 million for the three months ended September 30, 2010, with no impact on reported net income. For the nine months ended September 30, the reclassification resulted in an increase in net sales and cost of sales of $12.3 million for 2011, and $10.9 million for 2010, with no impact on reported net income. Revenue and cost of sales for the years ended December 31, 2010 and 2009 will be increased by approximately $14.0 million and $7.4 million, respectively, in future filings.

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $3,308,000 and $2,852,000 at September 30, 2011 and December 31, 2010, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 63% of total inventory at September 30, 2011 and December 31, 2010.  The excess of current cost over LIFO valued inventories was $7,654,000 at September 30, 2011 and December 31, 2010.  Inventory obsolescence reserves were $8,048,000 at September 30, 2011 and $7,506,000 at December 31, 2010.  The increase in reserve for obsolescence was from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	September 30, 2011	December 31, 2010

Finished goods	$93,712	$80,102
Work in process	11,647	9,857
Raw materials	10,778	9,345
	$116,137	$99,304

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

4.  Derivatives and Hedging

Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt and expired on March 31, 2010.  The other had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At September 30, 2011 there was zero liability related to the expired interest rate swaps.

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

6.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

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

The Company’s stock-based compensation expense was $204,000 and $133,000 for the three months ended September 30, 2011 and 2010 respectively and $768,000 and $474,000 for the nine months ended September 30, 2011 and 2010 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2011
	Shares	Exercise Price*
Outstanding at beginning of year	360,130
Granted	35,000	$26.45
Exercised	(13,650)	$12.11
Cancelled	(2,000)	$24.69

Outstanding at September 30, 2011	379,480	$19.23
Exercisable at September 30, 2011	245,180	$19.25
Available for grant at September 30, 2011	162,500
*Weighted Averages

Options outstanding and exercisable at September 30, 2011 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	139,480	5.96	$12.25	80,980	$12.84
$19.79 - $26.45	240,000	6.35	$23.29	164,200	$22.42
Total	379,480			245,180
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2011
	Shares	Exercise Price*
Outstanding at beginning of year	102,400
Granted	30,000	$26.45
Exercised	(14,600)	$11.45
Cancelled	(5,000)	$25.18

Outstanding at September 30, 2011	112,800	$18.62
Exercisable at September 30, 2011	37,400	$19.57
Available for grant at September 30, 2011	320,500
*Weighted Averages

Options outstanding and exercisable at September 30, 2011 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	54,300	8.00	$11.45	12,900	$11.45
$13.96 - $19.79	6,000	4.00	$19.79	6,000	$19.79
$25.02 - $26.45	52,500	8.24	$25.90	18,500	$25.16
Total	112,800			37,400
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For nine months ending September 30, 2011
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	9,000	$15.86	2.33
Granted	13,500	$26.08	—
Vested	(2,750)	$15.06	—
Forfeited or Cancelled	—	$—	—
Outstanding at September 30, 2011	19,750	$22.96	3.48

8.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2011	2010	2011	2010
Net Income	$10,056	$8,150	$24,637	$17,013
Average Common Shares:
Basic (weighted-average outstanding shares)	11,857	11,803	11,845	11,769
Dilutive potential common shares from stock options	90	103	119	105
Diluted (weighted-average outstanding shares)	11,947	11,906	11,964	11,874

Basic earnings per share	$0.85	$0.69	$2.08	$1.45
Diluted earnings per share	$0.84	$0.68	$2.06	$1.43

9.  Segment Reporting

At September 30, 2011 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net Revenue
Industrial	$56,965	$48,033	$165,319	$144,702
Agricultural	55,301	51,571	160,510	140,295
European	42,791	37,069	130,767	120,898
Consolidated	$155,057	$136,673	$456,596	$405,895

Operating Income
Industrial	$4,146	$2,459	$12,248	$6,359
Agricultural	6,432	5,211	15,203	8,135
European	3,883	3,447	10,057	10,416
Consolidated	$14,461	$11,117	$37,508	$24,910

Goodwill
Industrial	$13,132	$13,525	$13,132	$13,525
Agricultural	—	—	—	—
European	20,817	21,073	20,817	21,073
Consolidated	$33,949	$34,598	$33,949	$34,598

Total Identifiable Assets
Industrial	$127,364	$120,000	$127,364	$120,000
Agricultural	132,784	115,854	132,784	115,854
European	142,055	135,950	142,055	135,950
Consolidated	$402,203	$371,804	$402,203	$371,804

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

11.  Comprehensive Income
During the third quarter of 2011 and 2010, Comprehensive Income (Loss) amounted to $1,946,000 and $16,813,000 respectively.

The components of Comprehensive Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net Income	$10,056	$8,150	$24,637	$17,013
Cash flow derivative, net of taxes	—	114	144	497
Amortization of actuarial net gain (loss)	72	19	(1,004)	57
Foreign currency translation adjustment	(8,182)	8,530	(1,398)	(3,249)

Comprehensive income (loss)	$1,946	$16,813	$22,379	$14,318

  The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	September 30,	December 31,
(in thousands)	2011	2010

Foreign currency translation	$3,064	$4,489
Derivatives, net of taxes	—	(171)
Actuarial gains (losses) related to defined benefit plans	(3,789)	(2,785)
Accumulated other comprehensive income	$(725)	$1,533

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

On September 30, 2011, the Company had an environmental reserve in the amount of $1,189,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The Company has a nominal reserve concerning a potential asbestos issue that is expected to be remediated over time. The balance of the reserve, $1,185,000, is mainly for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

The Company’s pension expense was $22,000 and $50,000 for the three months ended September 30, 2011 and 2010, respectively.  The Company is required to contribute $1,085,000 to the pension plans for 2011, of which $844,000 has been paid through September 30, 2011. During the third quarter of 2011, the Company made a supplemental contribution of $500,000 to the Gradall Hourly Employees' Pension Plan.

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

The components of net periodic pension expense were as follows:

	2011
	Three Months Ended September 30,	Nine Months Ended September 30,
Service Cost	$26,926	$80,778
Interest Cost	25,881	77,643
Amortization of Prior Service Cost	65,916	197,748
Net Periodic Benefit Cost	$118,723	$356,169

The Net Periodic Pension Expense is based on the following assumptions determined at January 1, 2011:

Discount Rate	5.28%
Rate of compensation increases	3%
Amortization Period	7.45 years

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

15.  Recent Accounting Pronouncements and Legislative Changes

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements.

16.  Subsequent Events

Acquisition of Tenco

On October 19, 2011 the Company announced it had acquired substantially all of the assets and business of Tenco Group Inc. and its subsidiaries. (“Tenco”), effective October 18, 2011, for approximately CDN $6 million in cash, plus the assumption of certain specified liabilities and subject to post closing adjustments. Tenco is a Canadian based manufacturer and distributor of snow and ice removal equipment. The purchase includes substantially all of the ongoing business of Tenco, including the Tenco brand name and all related product names and trademarks.

Tenco's principal markets are in Canada and the United States with operations in both countries. Tenco's sales for their most recent fiscal year ending March 31, 2011 were approximately CDN $35 million. Tenco's Canadian operations had been operating under Receivership Orders from the Quebec Superior Court since July 25, 2011, and the Asset Purchase Agreement was approved by the Court on October 17, 2011.

The acquisition will be accounted for as a business combination, whereby the Company will measure the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase. Based on management's preliminary assumptions, the fair value of the assets acquired and liabilities assumed is greater than the purchase price resulting in the recording of a gain on bargain purchase. The Company has not yet determined the fair values of the assets acquired and liabilities assumed.

Plant Consolidation

On October 21, 2011 the Company announced that it will close its SMC plant in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. This transition will begin in the fourth quarter of 2011 and should be complete in early 2012. The consolidation will result in a pre-tax restructuring charge in the fourth quarter of 2011 of approximately $0.7 million. Additionally, the Company is reviewing options for the sale of the SMC plant and anticipates a gain on the sale of the facility when it occurs. Approximately 77 employees at SMC will be affected by the consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2011	2010	2011	2010
North American
Industrial	36.7%	35.2%	36.2%	35.6%
Agricultural	35.7%	37.7%	35.2%	34.6%
European	27.6%	27.1%	28.6%	29.8%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2011	2010	2011	2010

Gross margin	24.0%	23.7%	23.3%	22.0%
Income from operations	9.3%	8.1%	8.2%	6.1%
Income before income taxes	9.5%	7.9%	8.0%	5.8%
Net income	6.5%	6.0%	5.4%	4.2%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the third quarter of 2011, the Company's net income was up due to improved sales in all three of its Divisions along with the benefits from continued cost control initiatives. The agricultural sector has shown consistent improvement over the last few quarters reflecting stronger market conditions. Alamo's Agricultural Division saw a 7% increase in sales versus the third quarter of 2010 from continued favorable commodity prices which should continue to benefit the Division for the rest of 2011. Negatively affecting this Division is the ongoing drought, primarily in Texas and Oklahoma that has slowed preseason sales in its Bush Hog and Rhino product lines. Demand for the Company's governmental products has also shown improvement due in part to the need of our end users to replace equipment that is near the end of its economic life despite continued concerns with governmental budgets. As a result, the Industrial Division sales increased 19% in the third quarter of 2011 mainly due to increases in the excavator, sweeper and mowing equipment product lines. However, budget constraints are expected to continue to be an issue with governmental entities. European sales, in local currency, also showed improvement compared to the third quarter of 2010. Agricultural markets there continue to remain strong, though governmental markets are still being affected by weak conditions caused by the general slow down in the European economy. In general the Company's margin percentage improved from higher proprietary parts sales in the third quarter of 2011 compared to the same period in 2010.

The Company remains concerned that our markets for the balance of 2011 could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Net sales for the third quarter of 2011 were $155,057,000, an increase of $18,384,000, or 13.5% compared to $136,673,000 for the third quarter of 2010.  The increase was from improved sales in all three of the Company's segments.  Agricultural markets continued to increase while sales in our governmental areas improved due to demand from end users. Also included in these sales is the effect of a reclassification of freight revenue.  Freight billed to customers had been previously recorded net of cost of sales and has been reclassified to sales.  This change resulted in an increase in net sales of $4,501,000 in the third quarter of 2011 and $4,375,000 in the third quarter of 2010, with no impact on reported net income.

Net North American Industrial sales increased during the third quarter by $8,932,000 or 18.6% to $56,965,000 for 2011 compared to $48,033,000 during the same period in 2010.  The increase came primarily from higher sales of excavators, sweepers and mowing equipment.

Net North American Agricultural sales were $55,301,000 in 2011 compared to $51,571,000 for the same period in 2010, an increase of $3,730,000 or 7.2%.  The increase was due to favorable agricultural market conditions, specifically from net farm income resulting from favorable commodity prices which supported higher sales of mowing equipment for both Bush Hog, Schulte and Rhino product lines.

Net European Sales for the third quarter of 2011 were $42,791,000, a increase of $5,722,000 or 15.4% compared to $37,069,000 during the third quarter of 2010.  The increase was primarily from strengthening in its agricultural U.K. operations, however, market conditions continue to be soft in governmental markets due to the economic slowdown throughout Europe.

Gross profit for the third quarter of 2011 was $37,223,000 (24.0% of net sales) compared to $32,390,000 (23.7% of net sales) during the same period in 2010, an increase of $4,833,000.  The increase was from improved sales in all three segments and, to a lesser extent, lower manufacturing costs.  Increases in the Company’s replacement part business also supported higher margins as well as improved margin percentages.

Selling, general and administrative expenses (“SG&A”) were $22,762,000 (14.7% of net sales) during the third quarter of 2011 compared to $21,273,000 (15.6% of net sales) during the same period of 2010, an increase of $1,489,000.  The increase was mainly from higher sales commissions on increased sales, $250,000 in legal fees from the acquisition of Tenco and $119,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011.

Interest expense was $506,000 for the third quarter of 2011 compared to $888,000 during the same period in 2010, a decrease of $382,000.  The decrease came from lower interest rates in 2011 compared to 2010 despite higher borrowing due to increased working capital requirements.

Other Income was a $817,000 gain for the third quarter of 2011 compared to a $112,000 gain in 2010.  Other income in 2011 and 2010 were the result of transactional exchange rate changes.

Provision for income taxes was $4,748,000 (32.1%) in the third quarter of 2011 compared to $2,609,000 (24.2%) during the same period in 2010. Included in the 2010 tax provision is an $898,000 tax credit related to prior years' research and development expenses.

The Company’s net income after tax was $10,056,000 or $0.84 per share on a diluted basis for the third quarter of 2011 compared to $8,150,000 or $0.68 per share on a diluted basis for the third quarter of 2010.  The increase of $1,906,000 resulted from the factors described above.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Net sales for the first nine months of 2011 were $456,596,000, an increase of $50,701,000 or 12.5%

compared to $405,895,000 for the first nine months of 2010. The increase was mainly from improved unit sales in the North American Agricultural and Industrial segments along with higher sales of replacement parts world wide. Also included in these sales is the effect of a reclassification of freight revenue.  Freight billed to customers had been previously recorded net of cost of sales and has been reclassified to sales.  This change resulted in an increase in net sales of $12,301,000 in the first half of 2011 and $10,874,000 in the first half of 2010, with no impact on reported earnings.

Net North American Industrial sales increased during the first nine months by $20,617,000 or 14.2% to $165,319,000 for 2011 compared to $144,702,000 during the same period in 2010. The increase was mainly due to improved sales in the excavator, sweeper and mowing equipment products. Governmental authorities continued to be affected by budget shortfalls.

Net North American Agricultural sales were $160,510,000 in 2011 compared to $140,295,000 for the same period in 2010, an increase of $20,215,000 or 14.4%. The increase was from improved agricultural market conditions and increased shipments of 2010 pre-season orders. Favorable commodity prices and higher farm income helped to support higher sales of mowing equipment for both Bush Hog, Schulte and Rhino product lines.

Net European sales for the first nine months of 2011 were $130,767,000, an increase of $9,869,000 or 8.2% compared to $120,898,000 during the same period of 2010. The increase in 2011 was mainly from favorable exchange rates compared to last year. Market conditions were impacted by budget constraints in governmental spending which were caused by the slowdown in the European economy.

Gross profit for the first nine months of 2011 was $106,515,000 (23.3% of net sales) compared to $89,206,000 (22.0% of net sales) during the same period in 2010, an increase of $17,309,000. The increase was from improved sales in all of the Company's segments and increases in replacement part sales reflected higher margins as well as improved margin percentages. Gross margin percentages also improved over 2010 as a result of continued improvements from efficiency initiatives which helped to lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $69,007,000 (15.1% of net sales) during the first nine months of 2011 compared to $64,296,000 (15.8% of net sales) during the same period of 2010, an increase of $4,711,000. The increase in SG&A for the first nine months of 2011 was mainly from higher sales commissions on increased sales, $250,000 in legal fees from the acquisition of Tenco and $356,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011.

Interest expense was $1,715,000 for the first nine months of 2011 compared to $3,162,000 during the same period in 2010, a decrease of $1,447,000. The decrease came from lower interest rates in 2011 compared to 2010 despite higher borrowing due to increased working capital requirements.

Other income (expense), net was $595,000 of income during the first nine months of 2011 compared to $77,000 of income in the first nine months of 2010. The expense in 2011 and 2010 were from changes in exchange rates.

Provision for income taxes was $11,907,000 (32.6%) in the first nine months of 2011 compared to $6,347,000 (27.2%) during the same period in 2010. Included in the 2010 tax provision is an $898,000 tax credit related to prior years' research and development expenses.

The Company's net income after tax was $24,637,000 or $2.06 per share on a diluted basis for the first nine months of 2011 compared to $17,013,000 or $1.43 per share on a diluted basis for the first nine months of 2010. The increase of $7,624,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall pre-season sales programs and out of season sales, particularly in our Agricultural Division.  Preseason sales help level the Company’s production during the off season.

As of September 30, 2011, the Company had working capital of $218,443,000 which represents an increase of $32,572,000 from working capital of $185,871,000 of December 31, 2010.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $4,705,000 for the first nine months of 2011, compared to $3,579,000 during the first nine months of 2010.  Capital expenditures for 2011 are expected to be somewhat higher than 2010 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2010 or through the third quarter of 2011.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $4,480,000 during the nine month period ending September 30, 2011, compared to net cash used of $25,305,000 for the same period in 2010.  The increase was mainly due to increased borrowings on the Company’s credit facility to support higher levels of accounts receivable and inventory.

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

As of September 30, 2011, there was $29,000,000 borrowed under the revolving credit facility. On September 30, 2011, $960,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $70,000,000 in available borrowings.

On October 29, 2010, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2011.  The facility is unsecured but guaranteed by the borrowers' U.K. subsidiaries.

Interest is payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At September 30, 2011, there were no amounts outstanding under this facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of September 30, 2011, 1,334,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of September 30, 2011, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $3,308,000 at September 30, 2011 and $2,852,000 at December 31, 2010.

The increase was mainly from the Company's U.S. operations and to a lesser extent changes in exchange rates.

Sales Discounts

At September 30, 2011 the Company had $14,426,000 in reserves for sales discounts compared to $11,903,000 at December 31, 2010 on products shipped to our customers under various promotional programs.  The increase was due primarily to increased sales volume on the Company’s agricultural products during the pre-season program, the bulk of which runs during the third and fourth quarters of each year on orders that are generally shipped through the second quarter of 2011.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,048,000 at September 30, 2011 and $7,506,000 at December 31, 2010 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,570,000 at September 30, 2011 and $5,554,000 at December 31, 2010.

Product Liability

At September 30, 2011 the Company had accrued $99,000 in reserves for product liability cases compared to $374,000 at December 31, 2010.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.
The Company renewed its insurance coverage on September 30, 2011 and the S.I.R. for all U.S. products was $100,000 per claim. During most of 2010, the self insured retention (S.I.R.) for U.S. product liability coverage for all products, with the exception of Bush Hog, was at $100,000 per claim.  The S.I.R. for the majority of 2010 on all Bush Hog products was at $250,000 per claim.  On September 30, 2010 the Company renewed its insurance coverage and the S.I.R. for all U.S. products (including Bush Hog) was $100,000 per claim. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.
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
The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized no goodwill impairment in 2010.  The North American Industrial segment had a goodwill impairment of $14,104,000 in 2009.  During the 2010 impairment analysis review, it was noted that even though the Schwarze reporting unit’s fair value was above carrying value it was not materially different. At December 31, 2010, there was approximately $6.8 million of goodwill related to the Schwarze reporting unit. This reporting unit would be most likely affected by changes in the Company’s assumptions and estimates.  As of September 30, 2011, the Company had $33,949,000 of goodwill, which represents 8% of total assets.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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
To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of September 30, 2011, the Company had $2,889,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $433,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,893,000 for the nine month period ending September 30, 2011.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,425,000 for the nine month period ended September 30, 2010.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2011 was a gain of $8,182,000.  On September 30, 2011, the British pound closed at .6416 relative to 1.00 U.S. dollar, and the Euro closed at .7470 relative to 1.00 U.S. dollar.  At December 31, 2010 the British pound closed at .6411 relative to 1.00 U.S. dollar and the Euro closed at .7479 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2010, the British pound closed at .6365 relative to 1.00 U.S. dollar, and the Euro closed at .7335 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.
Interest Rate Risk
The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2011 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $435,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

 Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

October 19, 2011 – Press Release announcing the Acquisition of Tenco Group.

October 21, 2011 – Press Release announcing Plant Consolidation.

November 2, 2011 – Press Release announcing Third Quarter 2011 earnings.

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