Form 10-K
period 2011-12-31
ALAMO GROUP INC
filed 2012-03-12
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes [X]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [   ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[X]
Non-accelerated filer [ ]	Smaller reporting company	[ ]
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2011 (based upon the last reported sale price of $23.70 per share) was approximately $204,647,462 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 28, 2012 was 11,917,379 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2012 Annual Meeting of Stockholders to be held on May 3, 2012, have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business
Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a global leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 2,500 employees and operates a total of eighteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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
The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. (“Rhino”), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. The addition of M&W Gear Company (“M&W”) in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment, which complements the Rhino distribution network. M&W has been integrated into the agricultural marketing group.
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
In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a leading French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements offered in the French market.
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
In 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which expanded its presence in that market and complements our Schwarze sweeper line.

In 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users.

In 2008, the Company acquired Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers. The acquisition broadened the Company’s product offering to its customers in Europe and other markets we serve.
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
On October 18, 2011, the Company acquired substantially all of the assets and assumed certain specified liabilities of Tenco Group, Inc. ("Tenco") and its subsidiaries. Tenco is a Canadian based manufacturer of snow removal equipment including snow blades, blowers, dump bodies, spreaders and/associated parts and service. Tenco has operations in Quebec as well as New York and Vermont. The equipment is sold primarily through dealers to governmental end-users as well as contractors.
Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger™, Gradall®, VacAll™, Schwarze®, Nite-Hawk™, Henke®, Tenco®, Bush Hog®, Rhino®, Earthmaster®, M&W®, SMC™, Herschel™, Valu-Bilt®, Fuerst®,Schulte®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard®  trademarks as well as other trademarks and trade names.
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

Tenco designs and manufactures a heavy duty line of snow removal equipment including snow plows, snow blowers, dump bodies and spreaders. Products are primarily sold through independent dealers. End-users are governmental agencies, contractors and other industrial users.

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
SMC equipment includes a broad line of front-end loaders and backhoes that fit many tractors on the market today. The products are sold to OEMs and as Bush Hog and Rhino branded equipment.
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
Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts. Schulte serves both the agricultural and governmental markets primarily in Canada and the U.S. Schulte also sells some of the Company’s other product lines in their markets and some of its products through independent distributors throughout the world.

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

Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network to mainly agricultural and governmental markets. These products have also been introduced into other markets outside of France.

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe and North Africa, to governmental entities and related contractors. It also complements our product offerings in North America.

Replacement Parts
In addition to the sales of Herschel/Valu-Built replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 24%, 26% and 26% of the Company’s total sales for the years ended December 31, 2011, 2010, and 2009 respectively. The percentage decrease in 2011 was mainly from a change in sales mix between wholegoods and parts. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.
Product Development
The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2011, the Company employed 135 people in its various engineering departments, 61 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $6,017,000 in 2011, $5,774,000 in 2010 and $4,762,000 in 2009. As a percentage of sales, research and development was approximately 1.0% in 2011 and 1.1% in 2010 and 2009, and is expected to continue at similar levels in 2012.
Seasonality
The Company’s sales, both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is lower in harsh weather. The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, under these programs.

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
Unfilled Orders
      As of December 31, 2011, the Company had unfilled customer orders of $119,923,000 compared to $97,616,000 at December 31, 2010. The 23% increase was primarily due to the positive impact of improved agricultural market conditions on Bush Hog and Rhino backlogs. The Company continues to be affected by soft market conditions and reduced government spending in parts of its Industrial and European divisions due to the downturn in the global economy. Management expects that substantially all of the Company’s backlog as of December 31, 2011 will be shipped during fiscal year 2012. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.
Sources of Supply
The principal raw materials used by the Company include steel, other metal components and hydraulic tubing. During 2011, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

Patents and Trademarks

The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The Company amortized approximately $79,000 in patents and trademarks relating to the industrial segment. In 2010, the Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage. The net book value of trademarks was $5,500,000 as of December 31, 2011 and 2010.

Products manufactured by the Company are advertised and sold under numerous trademarks. Alamo Industrial®, Terrain King®, Gradall®, VacAll™, Henke®, Bush Hog®, Rhino®, Earthmaster®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tenco®, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel™,Valu-Bilt®,  Rivard®, Rousseau™ and Spearhead™ trademarks are the primary marks for the Company’s products. The Company also owns other trademarks which it uses to a lesser extent, such as M&W®, SMC™, Fuerst®, Triumph®, Mott®, Turner®, and Dandl®. Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business.

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

On December 31, 2011, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve of $1,185,000, is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

Employees
As of December 31, 2011, the Company employed approximately 2,500 employees. In the U.S. the Company has collective bargaining agreements at the Gradall facility which cover 184 employees and will expire in March 9, 2014 and at the Tenco facility covering 61 employees which will expire on December 13, 2015. The SMC facility has a collective bargaining agreement covering it's employees, however, due to the Company announcing its plan to close the facility, this agreement will expire during the second quarter of 2012. The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 863 employees. The Company considers its employee relations to be satisfactory.
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
The Company also makes available free of charge on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format. In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Corporate Governance Policies and its Code of Conduct and Ethics for its directors, officers and employees. You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal corporate office of the Company. The telephone number is (830) 379-1480 ext. 1670. The information on the Company’s website is not incorporated by reference into this report.
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
Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to hire and retain quality employees;

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels; and

•	impairment in the carrying value of goodwill.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	impact of tighter credit markets on the Company, its dealers and end-users;

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	increase in unfunded pension plan liability due to financial market deterioration;

•	price and availability of critical raw materials, particularly steel and steel products;

•	increased competition;

•	our ability to develop and manufacture new and existing products profitably;

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and related contractors;

•	increased costs of complying with new regulations;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	the inability of our suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to us;

•	abnormal seasonal factors in our industry;

•	unforeseen litigation;

•	changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

•	government actions, including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions; and

•	amount of farm subsidies and farm payments.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2012 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	59	President and Chief Executive Officer
Dan E. Malone	51	Executive Vice President and Chief Financial Officer
Robert H. George	65	Vice President, Secretary and Treasurer
Richard J. Wehrle	55	Vice President and Controller
Donald C. Duncan	60	Vice President and General Counsel
Geoffery Davies	64	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd.
Richard D. Pummell	65	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division

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
Geoffery Davies, OBE and PhD, has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003. From 1988 to 1993, Dr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

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

Our business depends to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

•	weakness in worldwide economy;

•	the price and availability of raw materials, purchased components and energy;

•	budget constraints and revenue shortfalls for our governmental customers;

•	changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation;

•	the levels of interest rates;

•	the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products but don’t have a manufacturing presence;

•	impact of tighter credit markets on the Company, its dealers and end-users;

•	impairment in the carrying value of goodwill; and

•	increase in unfunded pension plan liability due to financial market deterioration.

In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

•	animal disease outbreaks, epidemics and crop pests;

•	weather conditions, such as droughts, floods and snowstorms;

•	changes in farm incomes;

•	cattle and agricultural commodity prices;

•	changes in governmental agricultural policies worldwide;

•	the level of worldwide farm output and demand for farm products; and

•	limits on agricultural imports.

A downturn in general economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings.

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

We depend on governmental sales and a decrease in such sales could adversely affect our business, results of operations and financial condition.

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
The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2011, goodwill was $31,751,000, which represents 8% of total assets.
The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011 and no goodwill impairment in 2010. During the 2011 impairment analysis review, it was noted that even though the Schwarze, Rivard and Faucheux reporting units' fair value was above carrying value it was not materially different. On December 31, 2011, there was approximately $6.8 million, $11.6 million and $0.6 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.
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

We have operations in a number of countries outside of the United States. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

•	limitations on ownership and on repatriation of earnings;

•	import and export restrictions, tariffs and quotas;

•	additional expenses relating to the difficulties and costs of staffing and managing international operations;

•	labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

•	changes in laws or policies;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	potentially adverse consequences resulting from the applicability of foreign tax laws;

•	cultural differences;

•	increased expenses due to inflation;

•	weak economic conditions in foreign markets where our subsidiaries distribute their products;

•	changes in currency exchange rates;

•	disruptions in transportation and port authorities; and

•	new regulations involving international freight shipments

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
We may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. We could face many risks in integrating acquired businesses, including but not limited to the following:

•
we may incur substantial costs, delays or other operational or financial challenges in integrating acquired businesses, including integrating each company's accounting, information technology, human resource and other administrative systems to permit effective management;

•	we may be unable to achieve expected cost reductions, to take advantage of cross-selling opportunities, or to eliminate redundant operations, facilities and systems;

•	we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

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
Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts. Consequently, sudden or significant declines in industry demand could adversely affect our working capital or results of operations.
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

On December 31, 2011, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve of $1,185,000, is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2011 ranged from $29.14 to $20.11 per share, and during 2010 from $27.82 to $17.02 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.
You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.
We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2011, 11,914,229 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totalling an additional 490,280 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes or for other business purposes. This would further dilute the interests of our existing stockholders.
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

As of December 31, 2011, Capital Southwest Corporation, and its subsidiary Capital Southwest Venture Corporation, beneficially owned approximately 24% of our outstanding common stock and three other investors, Duroc LLC, Dimensional Fund Advisors LP and Third Avenue Management LLC beneficially own approximately 29% of our outstanding common stock. As a result, either Capital Southwest or the other major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, each of Capital Southwest Venture Corporation, Capital Southwest Corporation and Duroc LLC are entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. The interests of Capital Southwest and other major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments
The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2011, the Company utilized nine principal manufacturing plants located in the United States, six in Europe, two in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama	767,700	Owned	Mechanical Rotary mowers, finishing mowers, zero turn radius mowers, backhoes, front-end loaders for Bush Hog
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-end Loaders and Backhoes and other implements for, Rhino, Bush Hog and OEM's
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Leased	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
St. Valerien, Quebec, Canada	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Peschadoires, France	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Installation Facilities, Warehouses & Sales	100,000	Owned / Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	10,400	Owned	Corporate Office
Total	3,225,900

Approximately 95% of the manufacturing, warehouse and office space is owned. During the fourth quarter of 2011, the Company announced its plans to close the SMC manufacturing facility located in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. The Company is reviewing its options for the sale of the SMC plant and anticipates a gain on the sale of the facility when it occurs. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations. The company has various warehouse locations in North America totaling 28,000 sq. ft. that are for sale or lease.
Item 3. Legal Proceedings
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

On December 31, 2011, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve of $1,185,000, is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer   Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 28, 2012, there were 11,917,379 shares of common stock outstanding, held by approximately 93 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 28, 2012, the closing price of the common stock on the New York Stock Exchange was $27.27 per share.
The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2011				2010
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2011	$29.27	$25.32	.06	March 31, 2010	$20.36	16.62	.06
June 30, 2011	28.87	21.09	.06	June 30, 2010	27.00	19.58	.06
September 30, 2011	25.05	20.35	.06	September 30, 2010	25.41	18.68	.06
December 31, 2011	29.20	19.71	.06	December 31, 2010	28.19	21.55	.06

On January 4, 2012, the Board of Directors of the Company declared a quarterly dividend of $.06 per share which was paid on February 1, 2012, to holders of record as of January 18, 2012. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2010 or in 2011. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.
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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2011, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

The Company believes a representative industry peer group of companies with a similar business segment profile does not exist. The SEC has indicated that companies may use a base other than industry or line of business for determining its peer group index, such as an index of companies with similar market capitalization.

Accordingly, the Company has selected the Russell 2000 Index, a widely used small market capitalization index, to use as a representative peer group.

	12/06	12/07	12/08	12/09	12/10	12/11
Alamo Group Inc.	100.00	78.00	65.19	76.20	124.99	122.17
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Operations:
Net sales	$603,593	$538,548	$454,825	$557,135	$504,386
Income before income taxes	47,257	29,032	31,106	17,226	18,035
Net income	32,070	21,117	18,633	10,999	12,365
Percent of sales	5.3%	3.9%	4.1%	2.0%	2.5%
Earnings per share
Basic	2.71	1.79	1.80	1.12	1.26
Diluted	2.68	1.79	1.80	1.11	1.24
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	11,848	11,782	10,330	9,847	9,781
Diluted	11,966	11,893	10,363	9,950	9,953
Financial Position:
Total assets	$380,935	$370,983	$379,957	$386,132	$350,630
Short-term debt and current maturities	1,190	2,319	5,453	4,186	3,368
Long-term debt, excluding current maturities	8,621	23,106	44,336	99,884	78,527
Stockholders’ equity	$276,658	$253,260	$236,919	$184,312	$198,698

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
And Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2011	2010	2009

North American
Industrial	$229,594	$196,783	$177,593
Agricultural	203,993	181,349	95,188
European	170,006	160,416	182,044
Total net sales	$603,593	$538,548	$454,825

Cost and profit margins, as percentages of net sales:

Cost of sales	77.6%	78.3%	79.2%
Gross profit	22.4%	21.7%	20.8%
Selling, general and administrative expenses	15.3%	16.0%	16.7%
Income from operations	8.0%	5.7%	7.6%
Income before income taxes	7.8%	5.4%	6.8%
Net income	5.3%	3.9%	4.1%

Results of Operations

Fiscal 2011 compared to Fiscal 2010

The Company’s net sales in the fiscal year ended December 31, 2011 (“2011”) were $603,593,000, an increase of $65,045,000 or 12.1% compared to $538,548,000 for the fiscal year ended December 31, 2010 (“2010”). The increase was from improved unit sales in the North American Agricultural and Industrial segments along with higher sales of replacement parts world wide. The Company's sales for 2011 were also augmented by the acquisition of Tenco .

North American Industrial sales (net) were $229,594,000 in 2011 compared to $196,783,000 in 2010, an increase of $32,811,000 or 16.7%. The increase was mainly due to improved sales of the excavator, sweeper and mowing equipment products. While governmental spending continued to be affected by budget shortfalls, the Division experienced solid growth. The acquisition of Tenco on October 18, 2011 added $6,950,000 in sales.

North American Agricultural sales (net) were $203,993,000 in 2011 compared to $181,349,000 in 2010, representing an increase of $22,644,000 or 12.5%. The increase was from improved global agricultural market conditions and increased shipments of 2010 pre-season orders. Favorable commodity prices and higher farm income helped support higher sales for both Bush Hog and Rhino products.

European sales (net) increased $9,590,000 or 6.0% to $170,006,000 in 2011 compared to $160,416,000 in 2010. This increase was mainly from favorable exchange rates compared to 2010. Sales were impacted by weak economic conditions and budget constraints in governmental spending throughout the European economy.

Gross margins for 2011 were $135,085,000 (22.4% of net sales) compared to $116,914,000 (21.7% of net sales) in 2010, an increase of $18,171,000. The increase was from improved sales in all of the Company's segments and reflected higher margins as well as improved margin percentages. Gross margins percentages also improved over last year as a result of continued improvements from efficiency initiatives which helped lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $92,347,000 (15.3% of net sales) in 2011 compared to $86,041,000 (16.0% of net sales) in 2010. The increase of $6,306,000 in SG&A in 2011 was mainly from higher sales commissions on increased sales, $596,000 in legal fees from the acquisition of Tenco, and $475,000 in expense relating to the supplemental retirement plan that was adopted on January 3, 2011. Tenco operations added $873,000 in SG&A expenses for 2011.

The Company recorded a $7,745,000 gain on bargain purchase gain during the fourth quarter of 2011 relating to the acquisition of Tenco. The purchase price consideration was approximately $5,933,000 plus the assumption of certain specified liabilities and other considerations.

Goodwill impairment for 2011 was a non-cash charge of $1,898,000 compared to none in 2010. In 2011, the Company wrote off all of the goodwill pertaining to two of its French companies, SMA and Rousseau in its European Division after performing its required impairment test review.

Interest expense for 2011 was $2,422,000 compared to $3,664,000 in 2010, a $1,242,000 or a 33.9% decrease. The decrease came from lower interest rates in 2011 compared to 2010 despite higher borrowing due to increased working capital requirements.
Other income net, was $848,000 during 2011 compared to income of $290,000 in 2010. The gains in both 2011 and 2010 are entirely from changes in exchange rates.
Provision for Income Taxes was $15,187,000 (32.1% of income before income taxes) for 2011 compared to $7,915,000 (27.3% of income before income taxes) in 2010. Included in the 2010 tax provision is an $898,000 tax credit related to prior years’ research and development expenses.
Net Income for 2011 was $32,070,000 compared to $21,117,000 in 2010 due to the factors described above.

Fiscal 2010 compared to Fiscal 2009

The Company's net sales in the fiscal year ended December 31, 2010 (“2010”) were $538,548,000, an increase of $83,723,000 or 18.4% compared to $454,825,000 for the fiscal year ended December 31, 2009 (“2009”). The increase was primarily due to the inclusion of a full year of the results of Bush Hog which was acquired in October 2009.

North American Industrial sales (net) were $196,783,000 in 2010 compared to $177,593,000 in 2009, an increase of $19,190,000 or 10.8%. The increase resulted from higher sales of replacement parts and, to a lesser extent, a slight improvement in sales of excavator, vacuum truck, sweeper and mowing equipment products. Governmental entities continue to be affected by budget constraints and revenue shortfalls. Compared to 2009, sales to state agencies remained steadier than those to cities and counties.
North American Agricultural sales (net) were $181,349,000 in 2010 compared to $95,188,000 in 2009, representing an increase of $86,161,000 or 90.5%. The increase was primarily due to the acquisition of Bush Hog, which contributed $78,030,000 of the increase. The agricultural market was soft during the first six months of 2010 due to the weakness in the overall economy, leading to dealer reluctance to stock farm equipment. During the third quarter of 2010, market conditions reflected some improvement due to increases in commodity prices and growth in farm income.

European sales (net) decreased $21,628,000 or 11.9% to $160,416,000 in 2010 compared to $182,044,000 in 2009. This decrease was mainly due to soft market conditions caused by the slowdown in the European economy. Specifically, our U.K. units held up better than our French operations, which were responsible for the majority of the decrease. The agricultural market in Europe showed more improvement in 2010 than the governmental market. The European sales in 2010 had a lagging effect from what we saw in the Company's North American markets.

Gross margins for 2010 were $116,914,000 (21.7% of net sales) compared to $94,561,000 (20.8% of net sales) in 2009, an increase of $22,353,000. The majority of the increase was due to the acquisition of Bush Hog, which accounts for $20,271,000 of the increase. Increases in the Company's replacement part business supported higher margins as well as improved margin percentages. Margin percentages also improved over 2009 as a result of ongoing cost savings initiatives which helped lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $86,041,000 (16.0% of net sales) in 2010 compared to $76,100,000 (16.7% of net sales) in 2009. The increase of $9,941,000 in SG&A in 2010 was due to the acquisition of Bush Hog which added a net increase of $11,799,000. Without Bush Hog expenses in 2010 and 2009 along with acquisition costs related to Bush Hog in 2009, SG&A expenses were relatively flat year over year.

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

Interest expense for 2010 was $3,664,000 compared to $4,766,000 in 2009, a $1,102,000 or a 23.1% decrease. The decrease was due to reduced borrowings in 2010 compared to 2009. The 2010 interest expense includes $375,000 in amortization of bank fees from the amendment to the Company's revolving credit agreement in November 2009. In 2009, the Company amortized $63,000 in bank fees relating to the same amendment.

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

As of December 31, 2011, the Company had working capital of $200,430,000, which represents an increase of $14,559,000 from working capital of $185,871,000 as of December 31, 2010. The increase in working capital was primarily from higher accounts receivable and inventory in the Company’s North American operations and to a lessor extent from the acquisition of Tenco.

Capital expenditures were $6,369,000 for 2011, compared to $4,980,000 for 2010. For 2012, capital expenditures are expected to be higher compared to 2011 levels. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2010 or in 2011. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

During the fourth quarter of 2011, the Company announced its plans to close the SMC manufacturing facility located in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. The closure resulted in a pre-tax charge of $867,000 in redundancy costs. The Company is reviewing its options for the sale of the SMC plant and anticipates a gain on the sale of the facility when it occurs.

Net cash provided by operating activities was $10,915,000 for 2011, compared to $41,877,000 for 2010. The decrease of cash from operating activities resulted primarily from increased inventory levels specifically in the Company’s North American operations due to higher working capital requirements.

Net cash used by financing activities was $19,071,000 for 2011, compared to net cash used of $26,013,000 for 2010. The decrease in financing activities in 2011 was from repayments of amounts borrowed from our bank credit facility due to cash provided by operating activities.

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

As of December 31, 2011, there was $7,000,000 borrowed under the revolving credit facility. On December 31, 2011, $1,095,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $92,000,000 in available borrowings.

On May 13, 2008, Alamo Group Europe Limited expanded its overdraft facility with Lloyd’s TSB Bank plc from £1.0 million to £5.5 million. The facility was renewed effective October 29, 2011 and any outstanding balance would bear interest at Lloyd’s Base Rate plus 1.4% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2011, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of December 31, 2011, 181,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and 350,000 Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of December 31, 2011, the Company is in compliance with the terms and conditions of its credit facilities.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have elected to adopt this guidance for the year ended December 31, 2011 and the guidance did not have a material impact on our financial statements.

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

Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2011:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$2,165	$933	$446	$475	$311
Capital lease obligations	646	257	381	8	—
Interest obligations	1,392	334	550	498	10
Operating lease obligations	3,077	1,268	1,440	369	—
Purchase obligations	80,918	80,918	—	—	—
Total	$88,198	$83,710	$2,817	$1,350	$321

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.

(C)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2011 and include the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives.

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

The allowance for doubtful accounts balance was $3,215,000 on December 31, 2011, and $2,852,000 on December 31, 2010. The increase was mainly from the Company’s Industrial and European operations.

Sales Discounts

On December 31, 2011, the Company had $14,567,000 in reserves for sales discounts compared to $11,903,000 on December 31, 2010 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2012. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,630,000 on December 31, 2011 and $7,506,000 on December 31, 2010 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the Company’s U.S. operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information when available to support its reserve. The Company does not adjust the reserve balance until the inventory is liquidated.

Warranty

      The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts though some components can have warranty for longer terms.

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

The current liability warranty reserve balance was $5,313,000 on December 31, 2011 and $5,554,000 on December 31, 2010. The decrease was mainly from the Company’s Agricultural Division.

Goodwill

We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2011, goodwill was $31,751,000, which represents 8% of total assets.
The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011 and no goodwill impairment in 2010. During the 2011 impairment analysis review, it was noted that even though the Schwarze, Rivard and Faucheux reporting unit’s fair value was above carrying value it was not materially different. On December 31, 2011, there was approximately $6.8 million, $11.6 million and $0.6 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.
Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze, Rivard and Faucheux, reporting unit's carrying value is not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge. See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

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
To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge over 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2011, the Company had $3,460,000 outstanding in forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $519,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
On December 31, 2011, the fair value of these agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a gain of $102,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates
The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. On December 31, 2011, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,816,000. Comparatively, on December 31, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,435,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2011 was a loss of $2,879,000 . On December 31, 2011, the British pound closed at 0.6434 relative to the U.S. dollar, and the Euro closed at 0.7716 relative to the U.S. dollar. By comparison, on December 31, 2010, the British pound closed at 0.6411 relative to the U.S. dollar, and the Euro closed at 0.7479 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the current level of borrowings at variable rates and a two hundred basis point change in the 2011 average interest rate under these borrowings, the Company’s 2011 interest expense would have changed by approximately $140,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, the challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 44 through 78 of this report are incorporated herein by reference.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which appears therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.
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
The Committee Charters, Code of Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website ( www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin,

Texas, 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.
Item 11. Executive Compensation
There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders which appears under the caption “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” Compensation Committee Report” and “Director Compensation during 2011.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”
Information on Alamo Group Inc.’s Equity Compensation Plans

The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options. The Company currently does not have an Equity Compensation Plan not approved by the Stockholders.

The numbers in the table are as of December 31, 2011, the last day of Alamo Group Inc.’s 2011 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
Amended and Restated 1994 Incentive Stock Option Plan	49,380	$13.72	—
First Amended and Restated 1999 Non-Qualified Stock Option Plan	67,800	$16.74	—
2005 Incentive Stock Option Plan	328,100	$20.11	162,500
2009 Equity Incentive Plan	45,000	$21.45	320,500
Total	490,280		483,000

Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2011. In 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances on December 31, 2011 and 2010 were $184,000 and $248,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.
Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders and such information is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
      Information regarding principal accountant fees and services is set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits	Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated February 3, 2006, between Alamo Group Inc. and JLG Industries Inc.	Filed as Exhibit 2.1 to Form 8-K, February 8, 2006
2.2	—	Asset Purchase Agreement, dated September 4, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 2.1 to Form 8-K, September 10, 2009, as amended by Form 8-K/A, November 9, 2009
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 10K, March 10, 2009
10.1	—	Loan Agreement, dated April 30, 1969, between Douglass Industries, Inc. and Capital Southwest Corporation	Filed as Exhibit 10.6 to Form S-1, February 5, 1993
10.2	—	First Amendment to Loan Agreement, dated February 12, 1970, between Engler Manufacturing Corporation (formerly known as Douglass Industries, Inc.) and Capital Southwest Corporation	Filed as Exhibit 10.7 to Form S-1, February 5, 1993
10.3	—
Second Amendment to Loan Agreement, dated December 21, 1972, between Terrain King Corporation (formerly known as Engler Manufacturing Corporation and Douglass Industries, Inc.) and Capital Southwest Corporation
Filed as Exhibit 10.8 to Form S-1, February 5, 1993
10.4	—
Note and Warrant Purchase Agreement, dated October 15, 1971, among Terrain King Corporation and CSC Capital Corporation, First Dallas Capital Corporation and possibly an additional purchaser or purchasers
Filed as Exhibit 10.9 to Form S-1, February 5, 1993
10.5	—	Warrant Agreement, dated November 25, 1991, between Alamo Group Inc. and Capital Southwest Corporation	Filed as Exhibit 10.11 to Form S-1, February 5, 1993
10.6	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.7	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.8	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.9	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.10	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.11	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.12	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.13	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.14	—	Amended and Restated Revolving Credit Agreement among Alamo Group Inc., the Guarantors, and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank dated February 3, 2006	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.15	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006

10.16	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.17	—
Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank
Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.18	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.19		Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8K, March 28, 2011
*10.20	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.21	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.22	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.23	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.24	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.25		Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed Herewith
*10.26		Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8K, January 18, 2011
*10.27		Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8K, March 11, 2011
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 12, 2012
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 12th day of March, 2012.

Signature	Title

/s/ JAMES B. SKAGGS James B. Skaggs	Chairman of the Board & Director

/s/ RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/ DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/ HELEN W. CORNELL Helen W. Cornell	Director

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID W. GRZELAK David W. Grzelak	Director

/s/ GARY L. MARTIN Gary L. Martin	Director

/s/ RODERICK R. BATY Roderick R. Baty	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2011, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

Tenco, Inc. ("Tenco") was acquired by Alamo Group Inc. in October 2011. The scope of management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tenco which is included in the consolidated financial statements of Alamo Group Inc. and constituted $20.3 million of assets and $7.0 million of sales for the year ended December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 12, 2012	/s/ Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President &
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Alamo Group Inc. acquired Tenco, Inc. ("Tenco") during 2011, and management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tenco which is included in the 2011 consolidated financial statements of Alamo Group Inc. and constituted $20.3 million of assets and $7.0 million of sales for the year ended December 31, 2011. Our audit of internal control over financial reporting of Alamo Group Inc. also excluded an evaluation of the internal control over financial reporting of Tenco.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-years ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
San Antonio, Texas
March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-years ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three-years ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
San Antonio, Texas
March 12, 2012

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,288	$30,243
Accounts receivable, net	143,934	127,388
Inventories	114,305	99,304
Deferred income taxes	3,502	3,813
Prepaid expenses	3,157	3,864
Income tax receivable	937	448
Total current assets	276,123	265,060

Property, plant and equipment	147,576	139,674
Less: Accumulated depreciation	(86,034)	(78,490)
	61,542	61,184

Goodwill	31,751	34,073
Intangible assets	5,500	5,500
Deferred income taxes	4,921	4,311
Other assets	1,098	855
Total assets	$380,935	$370,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,782	$45,152
Income taxes payable	2,362	1,567
Accrued liabilities	30,716	29,813
Current maturities of long-term debt and capital lease obligations	1,190	2,319
Deferred income taxes	643	338
Total current liabilities	75,693	79,189

Long-term debt and capital lease obligation, net of current maturities	8,621	23,106
Accrued pension liabilities	10,792	7,151
Other long-term liabilities	4,319	2,109
Deferred income taxes	4,852	6,168
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized;11,902,729 and 11,872,479 issued at December 31, 2011 and December 31, 2010, respectively	1,190	1,187
Additional paid-in capital	85,704	84,377
Treasury stock, at cost: 42,600 shares at December 31, 2011 and December 31, 2010	(426)	(426)
Retained earnings	195,814	166,589
Accumulated other comprehensive income (loss)	(5,624)	1,533
Total stockholders’ equity	276,658	253,260
Total liabilities and stockholders’ equity	$380,935	$370,983

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Net sales:
North American
Industrial	$229,594	$196,783	$177,593
Agricultural	203,993	181,349	95,188
European	170,006	160,416	182,044
Total net sales	603,593	538,548	454,825
Cost of sales	468,508	421,634	360,264
Gross profit	135,085	116,914	94,561

Selling, general and administrative expenses	92,347	86,041	76,100
Gain on bargain purchase	(7,745)	—	(30,177)
Goodwill impairment	1,898	—	14,104
Income from operations	48,585	30,873	34,534

Interest expense	(2,422)	(3,664)	(4,766)
Interest income	246	1,533	713
Other income (expense), net	848	290	625
Income before income taxes	47,257	29,032	31,106

Provision for income taxes	15,187	7,915	12,473
Net income	$32,070	$21,117	$18,633

Net income per common share:
Basic	$2.71	$1.79	$1.80
Diluted	$2.68	$1.78	$1.80
Average common shares:
Basic	11,848	11,782	10,330
Diluted	11,966	11,893	10,363

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2008	9,922	$996	$55,683	$(426)	$132,064	$(4,005)	$184,312
Net income	—	—	—	—	18,633	—	18,633
Translation adjustment	—	—	—	—	—	6,595	6,595
Unrealized derivative gain, net of taxes	—	—	—	—	—	816	816
Net actuarial gain arising during period net of taxes	—	—	—	—	—	1,741	1,741
Total comprehensive income	—	—	—	—	—	—	27,785
Tax effect of non-qualified stock options	—	—	122	—	—	—	122
Stock-based compensation	—	—	543	—	—	—	543
Issuance of stock for acquisition	1,700	170	25,268	—	—	—	25,438
Exercise of stock options	125	13	1,105	—	—	—	1,118
Dividends paid ($.24 per share)	—	—	—	—	(2,399)	—	(2,399)
Balance at December 31, 2009	11,747	$1,179	$82,721	$(426)	$148,298	$5,147	$236,919
Net income	—	—	—	—	21,117	—	21,117
Translation adjustment	—	—	—	—	—	(3,659)	(3,659)
Unrealized derivative gain, net of taxes	—	—	—	—	—	573	573
Net actuarial (loss) arising during period net of taxes	—	—	—	—	—	(528)	(528)
Total comprehensive income	—	—	—	—	—	—	17,503
Stock-based compensation	—	—	674	—	—	—	674
Exercise of stock options	83	8	982	—	—	—	990
Dividends paid ($.24 per share)	—	—	—	—	(2,826)	—	(2,826)
Balance at December 31, 2010	11,830	$1,187	$84,377	$(426)	$166,589	$1,533	$253,260
Net income	—	—	—	—	32,070	—	32,070
Translation adjustment	—	—	—	—	—	(2,879)	(2,879)
Unrealized derivative gain, net of taxes	—	—	—	—	—	234	234
Net actuarial (loss) arising during period net of taxes	—	—	—	—	—	(4,512)	$(4,512)
Total comprehensive income	—	—	—	—	—	—	24,913
Tax effect of non-qualified stock options	—	—	63	—	—	—	63
Stock-based compensation	—	—	986	—	—	—	986
Exercise of stock options	30	3	278	—	—	—	281
Dividends paid ($.24 per share)	—	—	—	—	(2,845)	—	(2,845)
Balance at December 31, 2011	11,860	$1,190	$85,704	$(426)	$195,814	$(5,624)	$276,658

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Operating Activities
Net income	$32,070	$21,117	$18,633
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	992	1,112	546
Depreciation	10,418	10,558	8,706
Amortization of intangibles	—	342	79
Amortization of debt issuance	188	375	63
Gain on bargain purchase	(7,745)	—	(30,177)
Goodwill impairment charge	1,898	—	14,104
Stock-based compensation	986	674	543
Excess tax benefits from stock-based payment arrangements	(63)	—	(122)
Provision for deferred income tax expense (benefit)	850	(6,384)	8,896
Gain on sale of equipment	(263)	(833)	(59)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,152)	(16,615)	40,285
Inventories	(8,673)	24,603	32,432
Prepaid expenses and other	(73)	(1,061)	3,177
Trade accounts payable and accrued liabilities	(4,178)	9,133	(25,408)
Income taxes payable	400	(268)	2,423
Other assets and liabilities, net	(740)	(876)	(2,035)
Net cash provided by operating activities	10,915	41,877	72,086

Investing Activities
Acquisitions, net of cash acquired	(5,933)	—	—
Purchase of property, plant and equipment	(6,369)	(4,980)	(3,453)
Proceeds from sale of property, plant and equipment	440	2,014	922
Net cash used in investing activities	(11,862)	(2,966)	(2,531)

Financing Activities
Net change in bank revolving credit facility	(14,000)	(20,000)	(54,000)
Principal payments on long-term debt and capital leases	(2,570)	(4,545)	(2,255)
Proceeds from issuance of long-term debt	—	368	1,387
Debt issuance cost	—	—	(938)
Dividends paid	(2,845)	(2,826)	(2,399)
Proceeds from sale of common stock	281	990	1,118
Excess tax benefits from stock-based payment arrangements	63	—	122
Net cash provided by (used in) financing activities	(19,071)	(26,013)	(56,965)

Effect of exchange rate changes on cash	63	(429)	652
Net change in cash and cash equivalents	(19,955)	12,469	13,242
Cash and cash equivalents at beginning of the year	30,243	17,774	4,532
Cash and cash equivalents at end of the year	$10,288	$30,243	$17,774

Cash paid during the year for:
Interest	$2,295	$3,597	$5,179
Income taxes	15,247	12,999	5,181
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
The Company manages its business in three principal reporting segments: North American Agricultural, North American Industrial and European, which are discussed in Notes 15 and 16.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the periods.  Freight billed to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of revenue and cost of sales for the years ended December 31, 2011, 2010 and 2009 resulted in an increase of approximately $15.6 million, $14.0 million and $8.3 million, respectively, with no impact on reported net income.
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
The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. On December 31, 2011, the Company had $3,460,000 in outstanding forward exchange contracts related to sales. The unrealized gain of the December 31, 2011 contracts that the Company expects to incur during the first quarter of 2012 is approximately $63,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2011, 2010 and 2009, such transactions netted gains of $816,000, $265,000, and $625,000, respectively.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.
The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2011, goodwill was $31,751,000, which represents 8% of total assets.
   The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011 and no goodwill impairment in 2010. During the 2011 impairment analysis review, it was noted that even though the Schwarze, Rivard and Faucheux reporting unit’s fair value was above carrying value it was not materially different. On December 31, 2011, there was approximately $6.8 million, $11.6million and $0.6 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.
Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze, Rivard and Faucheux, reporting unit's carrying value is not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.
See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets
The Company’s definite-lived intangible assets consist of trade names. The net book value of the trademarks was $5,500,000 as of December 31, 2011 and 2010. During the fourth quarter of 2010, the Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage.
Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trade name valued at $3,600,000 and the Bush Hog trade name valued at $1,900,000 on December 31, 2011.
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
The Gradall Company Hourly Employees’ Pension Plan covers approximately 330 former employees and 150 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.
The Gradall Company Employees’ Retirement Plan covers approximately 235 former employees and 94 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.
The Company recognizes the funded status of the defined benefit pension plans as a liability in its statement of financial position and recognizes any changes in that funded status in the year in which the changes occur through other comprehensive income.

Related Party Transactions
There were no reportable relationships or related party transactions for the years ended December 31, 2011 and 2010. During 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance on December 31, 2011 and 2010 was $184,000 and $248,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.
Revenue Recognition
The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. From time to time, revenue is recognized under a bill and hold arrangement. Revenue recognized under bill and hold arrangements for 2011, 2010, and 2009 was immaterial.

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

The book value of capitalized software net of depreciation is approximately $1,320,000 and $1,779,000 on December 31, 2011 and December 31, 2010, respectively. Software depreciation expense was $822,000, $749,000 and $721,000 in 2011, 2010 and 2009, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising
We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2011, 2010 and 2009 was approximately $6,441,000, $5,135,000 and $4,378,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).
Research and Development
Product development and engineering costs charged to SG&A amounted to $6,017,000, $5,774,000, and $4,762,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
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

Business Combinations

Effective January 1, 2009, we adopted the new provisions of ASC Topic 805, “Business Combinations,” which address the recognition and measurement of (i) identifiable assets acquired or liabilities assumed, and any non-controlling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received. These provisions were applied to the acquisition of certain assets and liabilities of Bush Hog LLC in the fourth quarter of 2009 and Tenco in the fourth quarter of 2011, which is discussed in Note 20.

Stock-Based Compensation

We are using the modified-prospective transition method; however, for unvested equity awards outstanding we continue to amortize those awards using the minimum value method. Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is recognized based on estimated fair values. We use the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for stock awards made and we amortize the fair value of share-based payments on a straight-line basis over the requisite service periods of the award, which is generally the vesting period.

The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, the risk-free interest rate, expected dividends, and the estimated rate of forfeitures of unvested stock options.

The Company calculated the fair value for options using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2011, 2010, and 2009:

	December 31,
	2011	2010	2009

Risk-free interest rate	2.64%	3.04%	2.67%
Dividend yield	1.2%	1.2%	1.2%
Volatility factors	46.7%	44.3%	42.8%
Weighted-average expected life	8.0 years	8.0 years	7.5 years

Fair Value Measurements and Disclosures

In January 2010, the provisions of ASC Topic 820 were modified to require additional disclosures, including transfers in and out of Level 1 and 2 fair value measurements and the gross basis presentation of the reconciliation of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). Early adoption was permitted. We have adopted all of these provisions of ASC Topic 820 effective December 31, 2009. Since only disclosures are affected by these requirements, the adoption of these provisions did not affect our financial position or results of operations.

2. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2011	2010	2009

Net income	$32,070	$21,117	$18,633

Average common shares:
Basic (weighted-average outstanding shares)	11,848	11,782	10,330
Dilutive potential common shares from stock options	118	111	33
Diluted (weighted-average outstanding shares)	11,966	11,893	10,363

Basic earnings per share	$2.71	$1.79	$1.80

Diluted earnings per share	$2.68	$1.78	$1.80

Stock options totaling 78,337 shares in 2011, 133,700 shares in 2010, and 304,533 shares in 2009 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2011
Allowance for doubtful accounts	$2,852	$992	$(65)	$(564)	$3,215
Reserve for sales discounts	11,903	62,935	9	(60,280)	14,567
Reserve for inventory obsolescence	7,506	3,403	(123)	(3,156)	7,630
Reserve for warranty	5,554	6,070	248	(6,559)	5,313
2010
Allowance for doubtful accounts	$2,548	$1,112	$(81)	$(727)	$2,852
Reserve for sales discounts	3,803	51,813	(2)	(43,711)	11,903
Reserve for inventory obsolescence	9,060	2,811	(230)	(4,135)	7,506
Reserve for warranty	5,972	7,225	(173)	(7,470)	5,554
2009
Allowance for doubtful accounts	$2,430	$546	$114	$(543)	$2,548
Reserve for sales discounts	6,849	25,514	5	(28,565)	3,803
Reserve for inventory obsolescence	8,978	1,515	163	(1,596)	9,060
Reserve for warranty	4,764	6,609	1,250	(6,651)	5,972

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

The allowance for doubtful accounts balance was $3,215,000 on December 31, 2011, and $2,852,000 on December 31, 2010. The increase was mainly from the Company’s Industrial and European operations.

Sales Discounts

On December 31, 2011, the Company had $14,567,000 in reserves for sales discounts compared to $11,903,000 on December 31, 2010 on product shipped to our customers under various promotional programs. The increase was due primarily to higher sales activity of the Company’s agricultural products during the pre-season, which runs from September to December of each year with orders shipped through the first quarter of 2011. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,630,000 on December 31, 2011 and $7,506,000 on December 31, 2010 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the Company’s U.S. operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts though some components can have warranty for longer terms.

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

The current liability warranty reserve balance was $5,313,000 on December 31, 2011 and $5,554,000 on December 31, 2010. The decrease was mainly from the Company’s Agricultural Division.

4. INVENTORIES

      Inventories valued at LIFO represented 61% and 63% of total inventory for the years ended December 31, 2011 and 2010, respectively. The excess of current costs over LIFO-valued inventories was $9,459,000 and $7,654,000 on December 31, 2011 and December 31, 2010, respectively. (The $1,805,000 increase in LIFO reserve during 2011 came from increases in inventory levels within U.S. operations. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2011, was a decrease to cost of sales of $1,805,000, and a decrease in 2010 of $1,452,000 and a decrease in 2009 of $3,685,000.) Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2011	2010
Finished goods and parts	$90,226	$80,102
Work in process	10,570	9,857
Raw materials	13,509	9,345
	$114,305	$99,304

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2011	2010	Useful Lives
Land	$8,897	$8,656
Buildings and improvements	59,068	55,237	10-20 yrs.
Machinery and equipment	58,795	55,438	3-15 yrs.
Office furniture and equipment	5,882	5,769	3-7 yrs.
Computer software	10,368	10,111	2-7 yrs.
Transportation equipment	4,566	4,463	3 yrs.
	147,576	139,674
Accumulated depreciation	(86,034)	(78,490)
	$61,542	$61,184

Property, plant and equipment on December 31, 2011 and December 31, 2010 include $16,772,000 and $16,955,000, respectively, for items listed above that are held under capital leases. Accumulated depreciation relating to the capital leases on December 31, 2011 and 2010 was $8,003,000 and $7,428,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2009, 2010 and 2011 are as follows:

(in thousands)
Balance at December 31, 2008	$48,107
Translation adjustment	1,204
Goodwill impairment	(14,104)
Balance at December 31, 2009	$35,207
Translation adjustment	(1,134)
Balance at December 31, 2010	$34,073
Translation adjustment	(424)
Goodwill impairment	(1,898)
Balance at December 31, 2011	$31,751

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2011	2010
Salaries, wages and bonuses	$13,956	$12,605
Warranty	5,313	5,554
State taxes	4,473	5,323
Retirement	1,789	2,210
Other	5,185	4,121
	$30,716	$29,813

8. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2011	2010
Bank revolving credit facility	$7,000	$21,000
Capital lease obligations	646	1,763
Other notes payable	2,165	2,662
Total debt	9,811	25,425
Less current maturities	1,190	2,319
Total long-term debt	$8,621	$23,106

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

As of December 31, 2011, there was $7,000,000 borrowed under the revolving credit facility. On December 31, 2011, $1,095,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $92,000,000 in available borrowings.

On May 13, 2008, Alamo Group Europe Limited expanded its annual overdraft facility with Lloyd’s TSB Bank plc from £1.0 million to £5.5 million. The facility was renewed on October 29, 2011 and outstandings currently bear interest at Lloyd’s Base Rate plus 1.4% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2011, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional annual lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros, which includes the Rivard credit facilities; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of December 31, 2011, 181,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and 350,000 Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company. The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first quarter and early spring.

As of December 31, 2011, the Company is in compliance with the terms and conditions of its credit facilities.

The aggregate maturities of long-term debt, as of December 31, 2011, are as follows: $1,190,000 in 2012; $492,000 in 2013; $335,000 in 2014; $242,000 in 2015; $7,241,000 in 2016; and $311,000 thereafter.

The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

9. DERIVATIVES AND HEDGING
Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt, which expired on March 31, 2010.  The other had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At December 31, 2011 there was zero liability related to the expired interest rate swaps.

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

11. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2011	2010	2009
Income before income taxes:
Domestic	$28,118	$15,639	$13,381
Foreign	19,139	13,393	17,725
	$47,257	$29,032	$31,106

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2011	2010	2009
Current:
Domestic	$7,774	$8,995	$(1,059)
Foreign	5,424	3,851	5,017
State	1,139	1,453	(381)
	14,337	14,299	3,577
Deferred:
Domestic	397	(5,308)	8,017
Foreign	331	(284)	(641)
State	122	(792)	1,520
	850	(6,384)	8,896
Total income taxes	$15,187	$7,915	$12,473

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 34% to income loss before income taxes consist of the following:

	December 31,
(in thousands)	2011	2010	2009
Domestic statutory rate at 34%	$16,067	$9,871	$10,576
Increase (reduction) from:
Jurisdictional rate differences	(1,273)	(986)	(581)
Goodwill impairment	633	—	2,686
Valuation allowance	—	—	(793)
Stock based compensation	161	135	138
U.S. state taxes	740	436	746
Domestic Production Deduction	(796)	(744)	(50)
R&E Credit Reserve	(252)	(1,068)	—
Other, net	(93)	271	(249)
Provision for income taxes	$15,187	$7,915	$12,473
Effective tax rate	32%	27%	40%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2011	2010
Deferred income tax assets:
Inventory basis difference	$1,464	$1,219
Accounts receivable reserve	320	665
Stock based compensation	518	325
Pension liability	3,839	2,717
Employee benefit accrual	382	347
Environmental reserve	450	568
Product liability and warranty reserves	797	1,035
Derivative liability	—	88
Expenses not deductible for tax purposes	—	547
Foreign net operating loss	374	613
State net operating loss	279	—

Total deferred income tax assets	$8,423	$8,124

Deferred income tax liabilities:
Inventory basis differences	$(246)	$—
Depreciation	(3,924)	(5,444)
Intangible assets	(710)	(435)
Deferred revenue	(218)	(289)
Expenses not deductible for tax purposes	(397)	(338)

Total deferred income tax liabilities	$(5,495)	$(6,506)

Net deferred income tax assets	$2,928	$1,618

As of December 31, 2011, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions' net operating loss carryforwards are in the approximate amount of $4.9 million with an unlimited carryforward period. The Company also has U.S. state net operating loss carryforwards in the approximate amount of $5.6 million which expire from 2014 to 2028.

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

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2011, the cumulative undistributed earnings of these subsidiaries approximated $115,625,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. During the 3rd quarter of 2010, the Company completed a research and development credit study (R&D study) related to prior year tax returns. The R&D study resulted in tax credits of approximately $1,1000,000. The Company has recorded an unrecognized tax benefit in the amount of $193,000 as of December 31, 2010. In 2011, the Company recorded an additional R&D tax credit of $252,000 for federal and $164,000 for state, and recorded an additional unrecognized tax benefit of approximately $42,000 that if recognized would affect our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

	December 31,
(in thousands)	2011	2010
Balance as of beginning of year	$193,000	$—
Addition for tax positions related to the current year	42,000	193,000
Reductions for tax positions related to prior years	—	—
Balance as of end of year	$235,000	$193,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2011, no interest or penalties has been or is required to be accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2006 through 2011.

12. COMMON STOCK

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2010 or 2011. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.
Subsequent to December 31, 2011, the Company declared and paid a dividend of $.06 per share.

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
On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2011, 2010 and 2009, options to purchase 35,000 shares, 19,000 shares and 99,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2011		2010		2009
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	360,130	$18.29	345,480	$18.73	253,980	$20.44
Granted	35,000	26.45	19,000	24.69	99,000	11.45
Exercised	(15,650)	12.03	(4,350)	12.98	—	—
Cancelled	(2,000)	24.69	—	—	(7,500)	20.04
Options outstanding at end of year	377,480	19.27	360,130	18.29	345,480	18.73
Options exercisable at end of year	243,180	$19.32	209,530	$18.86	156,780	$18.74
Options available for grant at end of year	162,500		195,500		214,500
*Weighted Averages

Options outstanding and exercisable at December 31, 2011 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	137,480	5.93	$12.27	78,980	$12.87
$19.79 - $26.45	240,000	6.35	$23.29	164,200	$22.42
Total	377,480			243,180
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2011, 2010, and 2009 were $12.50, $11.40 and $5.08, respectively. As of December 31, 2011, there was $816,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.
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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2011		2010		2009
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	102,400	$15.62	186,000	$14.57	226,000	$12.62
Granted	30,000	26.45	—	—	85,000	11.45
Exercised	(14,600)	11.45	(78,600)	12.52	(125,000)	8.94
Cancelled	(5,000)	25.18	(5,000)	25.18	—	—
Options outstanding at end of year	112,800	18.62	102,400	15.62	186,000	14.57
Options exercisable at end of year	37,400	$19.57	30,300	$20.79	79,000	$15.17
Options available for grant at end of year	320,500		364,000		367,000
*Weighted Averages

Options outstanding and exercisable as of December 31, 2011 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	54,300	8.00	$11.45	12,900	$11.45
$13.96 - $19.79	6,000	4.00	19.79	6,000	19.79
$25.02 - $26.45	52,500	8.24	$25.90	18,500	$25.16
Total	112,800			37,400
*Weighted Averages
The weighted-average grant-date fair values of options granted during 2011 and 2009 were $12.50 and $5.08, respectively. No options were granted in 2010. There were 30,000 options granted in 2011. As of December 31, 2011, there was $478,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.
During 2011, 2010 and 2009, 14,600, 78,600, and 125,000 non-qualified options, respectively, were exercised, $167,000, $984,000, and $1,117,000 of cash receipts were received, respectively, and tax deductions of $178,000, $796,000, and $289,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	Shares	Price	Weighted-average remaining contractual term (in years)
Options outstanding at beginning of year	9,000	$15.86
Granted	13,500	26.08	—
Vested	(2,750)	15.06	—
Forfeited or Cancelled	—	—	—
Options outstanding at end of year	19,750	$22.96	3.48

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. As of December 31, 2011, there was $240,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

14. RETIREMENT BENEFIT PLANS
Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 330 former employees and 150 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 235 former employees and 94 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2011
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,511	$16,427	$25,938
Service cost	8	4	12
Interest cost	469	858	1,327
Liability actuarial (gain)/loss	1,098	2,650	3,748
Benefits paid	(632)	(701)	(1,333)
Benefit obligation at end of year	10,454	19,238	29,692
Change in fair value of plan assets
Fair value of plan assets at beginning of year	6,303	12,485	18,788
Return on plan assets	(73)	(65)	(138)
Employer contributions	1,065	519	1,584
Benefits paid	(632)	(702)	(1,334)
Fair value of plan assets at end of year	6,663	12,237	18,900
Underfunded status – December 31, 2011	$(3,791)	$(7,001)	$(10,792)
Accumulated benefit obligation – December 31, 2011	$10,454	$19,238	$29,692

	Year Ended December 31, 2010
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,067	$15,056	$24,123
Service cost	6	3	9
Interest cost	498	864	1,362
Liability actuarial (gain)/loss	578	1,119	1,697
Benefits paid	(638)	(615)	(1,253)
Benefit obligation at end of year	9,511	16,427	25,938
Change in fair value of plan assets
Fair value of plan assets at beginning of year	5,560	10,922	16,482
Return on plan assets	678	1,319	1,997
Employer contributions	702	859	1,561
Benefits paid	(638)	(615)	(1,253)
Fair value of plan assets at end of year	6,302	12,485	18,787
Underfunded status – December 31, 2010	$(3,209)	$(3,942)	$(7,151)
Accumulated benefit obligation – December 31, 2010	$9,511	$16,427	$25,938

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

The underfunded status of the plan of $10,792,000 and $7,151,000 as of December 31, 2011 and 2010, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2011	2010	2011	2010
Discount rate	4.06%	5.12%	4.18%	5.30%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2011	2010	2011	2010
Discount rate	5.12%	5.67%	5.30%	5.83%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2011
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	469	858	1,327
Expected return on plan assets	(514)	(963)	(1,477)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	117	77	194
Net periodic benefit cost	$80	$(24)	$56

	Year Ended December 31, 2010
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	499	864	1,363
Expected return on plan assets	(431)	(850)	(1,281)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	96	33	129
Net periodic benefit cost	$170	$50	$220

 The Company estimates that $659,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2012.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2011	2010	2011	2010
Equity securities	56%	47%	56%	47%
Debt securities	38%	45%	38%	45%
Short-term investments	1%	3%	1%	3%
Other	5%	5%	5%	5%
Total	100%	100%	100%	100%

As of December 31, 2011, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2011: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input were observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31,:

(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$1,321	$1,321	$—	$—
Mid Cap	1,238	1,238
Large Cap	7,130	7,130
International	1,835	1,835

Common/Collective:
Liability Driven Solution	2,614	—	2,614	—
Wells Fargo International Equity Index Fund	906		906
Wells Fargo Large Cap Growth Index Fund	1,085		1,085
Wells Fargo Large Cap Value Index Fund	1,108		1,108
Wells Fargo Russell 2000 Index Fund	656		656
Wells Fargo S&P Mid Cap Index Fund	734		734

Cash & Short-term Investments	265	265
Total	$18,892	$11,789	$7,103	$—

(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$1,418	$1,418	$—	$—
Mid Cap	1,737	1,737
Large Cap	6,567	6,567

Common/Collective:
Liability Driven Solution	4,266	—	4,266	—
Wells Fargo International Equity Index Fund	703		703
Wells Fargo Large Cap Growth Index Fund	1,273		1,273
Wells Fargo Large Cap Value Index Fund	1,223		1,223
Wells Fargo Russell 2000 Index Fund	466		466
Wells Fargo S&P Mid Cap Index Fund	483		483

Cash & Short-term Investments	652	652
Total	$18,788	$10,374	$8,414	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2011 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

The common collective funds noted in the above table have estimated fair value using the net asset value per share of investments. Investments can be redeemed immediately at the current net asset value per share based on the fair value of the underlying assets. Redemption frequency is daily. The categories contain investments in equity securities of smaller growing companies, medium-sized U.S. companies, large value-oriented and growth-oriented companies and foreign companies traded on international markets.

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2011. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2012	$662	$769	$1,431
2013	656	803	1,459
2014	654	873	1,527
2015	646	900	1,546
2016	648	945	1,593
Years 2017 through 2021	$3,246	$5,589	$8,835

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

The SERP is intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company.  Accordingly, the SERP obligates the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.  A participant’s right to his or her Retirement Benefit becomes vested in the Company’s contributions upon 10 years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three-year average salary of each participant on or after his or her normal retirement age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested retirement benefit will be paid in a lump sum to the participant or his or her estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable.  In the event the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

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

The change in the Projected Benefit Obligation (BPO) as of December 31, 2011 is shown below in thousands:

Benefit obligation at January 1, 2011	$—
Service cost	108
Interest cost	103
Liability actuarial (gain)/loss	409
Plan Amendments	1,964
Benefit obligation at December 31, 2011	$2,584

The components of net periodic pension expense were as follows in thousands:

2011
Service Cost	$108
Interest Cost	103
Amortization of Prior Service Cost	264
Net Periodic Benefit Cost	$475

The Net Periodic Pension Expense is based on the following assumptions: 4.04% discount rate; 3% rate of compensation increases and a 7.45 year amortization period for 2011.

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2012	$10
2013	42
2014	43
2015	50
2016	98
Years 2017 through 2021	$1,069

Defined Contribution Plans

The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”). The Company contributed $356,000 and $269,000 to the IAM Plan for the plan years ended December 31, 2011 and 2010, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2011, 2010 and 2009 were $992,000, $481,000, and $1,330,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plan were $676,000, $607,000, and $537,000 for the year ended December 31, 2011, 2010 and 2009, respectively.

15.  SEGMENT REPORTING

The Company reports three business segments: North American Industrial, North American Agricultural and European. The Company’s sales are principally within the United States, United Kingdom, France, Canada and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2011, 2010 and 2009:

	December 31,
(in thousands)	2011	2010	2009
Net Revenue
North American Industrial	$229,594	$196,783	$177,593
North American Agricultural	203,993	181,349	95,188
European	170,006	160,416	182,044
Consolidated	$603,593	$538,548	$454,825
Income from Operations
North American Industrial	$23,782	$8,513	$(12,426)
North American Agricultural	16,640	10,073	31,206
European	8,163	12,287	15,754
Consolidated	$48,585	$30,873	$34,534
Goodwill
North American Industrial	$13,316	$13,316	$13,128
North American Agricultural	—	—	—
European	18,435	20,757	22,079
Consolidated	$31,751	$34,073	$35,207
Total Identifiable Assets
North American Industrial	$144,016	$120,293	$126,553
North American Agricultural	121,337	116,575	124,165
European	115,582	134,115	129,239
Consolidated	$380,935	$370,983	$379,957

16. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2011	2010	2009
Net sales	$216,201	$193,182	$206,880
Income from operations	18,481	13,476	17,776
Income before income taxes	19,170	13,429	17,740
Identifiable assets	$154,465	$160,966	$153,968

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2011	2010	2009
Geographic net sales:
United States	$381,390	$336,261	$240,319
United Kingdom	39,967	36,685	38,332
France	101,124	93,130	115,395
Canada	26,029	15,325	17,756
Australia	14,171	11,765	11,400
Other	40,912	45,382	31,623
Total net sales	$603,593	$538,548	$454,825
Geographic location of long-lived assets:
United States	$52,263	$55,448	$59,094
United Kingdom	13,511	13,757	14,483
France	26,746	29,165	33,588
Canada	11,708	6,776	6,542
Australia	158	84	265
Total long-lived assets	$104,386	$105,230	$113,972

Net sales are attributed to countries based on the location of customers.

17.  COMPREHENSIVE INCOME (LOSS)

For 2011, 2010 and 2009 the Company’s Comprehensive Income was $24,913,000, $17,503,000, and $27,785,000, respectively.

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
(in thousands)	2011	2010	2009
Foreign currency translation adjustments	$1,610	$4,489	$8,148
Derivatives net of taxes	63	(171)	(744)
Actuarial (loss) gain on defined benefit pension plan, net of taxes	(7,297)	(2,785)	(2,257)
Accumulated other comprehensive income (loss)	$(5,624)	$1,533	$5,147

18. COMMITMENTS AND CONTINGENCIES
Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2011, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2012	$1,268	$293
2013	839	291
2014	601	111
2015	296	9
2016	73	—
Thereafter	—	—
Total minimum lease payments	$3,077	$704
Less amount representing interest		58
Present value of net minimum lease payments		$646
Less current portion		257
Long-term portion		$389

Rental expense for operating leases was $1,879,000 for 2011, $1,632,000 for 2010, and $1,693,000 for 2009.
Purchase obligations of $80,918,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.
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

On December 31, 2011, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve of $1,185,000, is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2011 and 2010 is presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$140,715	$160,824	$155,057	$146,997	$131,153	$138,069	$136,673	$132,653
Gross profit	31,901	37,391	37,223	28,569	28,135	28,681	32,390	27,708
Net income	5,667	8,914	10,056	7,433	3,993	4,870	8,150	4,104
Earnings per share
Diluted	$0.47	$0.74	$0.84	$0.62	$0.34	$0.41	$0.68	$0.34
Average shares
Diluted	11,980	11,966	11,947	11,973	11,833	11,882	11,906	11,952
Dividends per share	.06	.06	.06	.06	.06	.06	.06	.06
Market price of common stock
High	$29.27	$28.87	$25.05	$29.20	$20.36	$27.00	$25.41	$28.19
Low	$25.32	$21.09	$20.35	$19.71	$16.62	$19.58	$18.68	$21.55

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The third quarter 2010 results include a tax credit of $0.9 million relating to prior years research and development expenses. The fourth quarter 2011 results include the following items: (1) a pretax charge of $1.9 million related to goodwill impairment (2) a $7.7 million gain on bargain purchase relating to Tenco and (3) restructuring cost of $0.9 million relating to a plant closure.

20. ACQUISITIONS AND INVESTMENTS
Tenco
On October 18, 2011 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of Tenco Group Inc. ("Tenco") located in St. Valerien, Quebec, Canada. The purchase price was approximately $5.9 million and included substantially all of the ongoing business of Tenco, including the Tenco brand name and all related product names and trademarks (the "Acquisition").
The Acquisition was accounted for in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”). Accordingly, the total purchase price was allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition. These allocations reflected various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized.
The fair value of the net assets acquired was approximately $13.6 million, which exceeds the preliminary estimated purchase price of approximately $5.9 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $7.7 million as a gain on bargain purchase. The gain on bargain purchase of approximately $7.7 million was shown separately within income from operations in the Consolidated Statements of Income. The Company continues to evaluate the purchase price allocation including the opening fair value of inventory, accounts receivable, property plant and equipment, accrued liabilities and deferred taxes which may require the Company to adjust the recorded amount.
The Company believes that it was able to acquire the assets of Tenco for less than the fair value because of (i) Tenco's Canadian operations had been operating under Receivership Orders from the Quebec Superior Court since July 25, 2011 and (ii) Tenco had no additional working capital to pay their vendors timely and could not operate the business in order to service their customers in the ordinary course of business. Tenco was an unprofitable venture, and the seller approached the Company in an effort to sell Tenco. With Tenco in receivership, the only options, in our opinion, available were to sell the business below market value or shut Tenco down and sell off the business in pieces which, we believe, would have been more costly and time consuming. As a result, the Company was able to agree on a favorable purchase price.
The primary reason for the Tenco acquisition was to provide the opportunity to expand the Company's presence in the snow removal equipment business in North America, particularly Canada and North East U.S. This acquisition complemented and broadened our range of products in this sector.

The following table summarizes the provisional amount recognized for assets acquired and liabilities assumed as of the Closing Date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts recognized as information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are estimated fair value of assets acquired and liabilities assumed as of the Acquisition date (in thousands):

(in thousands)	Initial Valuation

Accounts receivable	$3,182
Inventory	7,375
Prepaid expenses	277
Property, plant & equipment	5,277
Other Liabilities	(2,433)
Net Assets acquired	13,678
Less: Purchase Price	5,933
Gain on Bargain purchase	$7,745
Under 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $0.6 million of acquisition related costs in 2011. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro-forma results would not be materially different from reported results.
In the period between the Closing Date and December 31, 2011, Tenco generated approximately $7.0 million of net revenue and $0.2 million net income. The Company has included the operating results of Tenco in its consolidated financial statements since the Closing Date.
Bush Hog
On October 22, 2009 (“Closing Date”), the Company acquired the majority of the assets and assumed certain liabilities of Bush Hog located in Selma, Alabama. The purchase included substantially all of the ongoing business of Bush Hog, including the Bush Hog brand name and all related product names and trademarks (the “Acquisition”). The purchase price consideration was 1.7 million unregistered shares, with certain registration rights, of Alamo Group common stock which represented approximately 14.5% of the outstanding stock of Alamo Group. Because the restricted stock was issued in an unregistered private transaction, resale of the shares is restricted and the shares may be resold only if registered or sold in a transaction exempt from the registration requirements of the Securities Act, including pursuant to Rule 144 under the Securities Act. Under Rule 144, the restricted stock was subject to, among other things, an initial 6-month holding period before any of the shares could be sold in the public market. Accordingly, the fair value of the 1.7 million shares was based on the public market price of Alamo common stock less a discount for lack of marketability associated with the 6-month holding period. We utilized an Asian put option model to measure the discount for lack of marketability. An Asian put option is an option that entitles the holder to a payoff based on the average price of an underlying asset, over a predetermined period. The closing price of our common stock on October 22, 2009 was $16.09 per share.
The fair value of the net assets acquired was approximately $53.1 million, which exceeded the preliminary estimated purchase price of $25.4 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $27.7 million as a gain on bargain purchase. The Company evaluated the purchase price allocation during 2010, including the opening fair value of inventory, accounts receivable, property, plant & equipment, accrued liabilities and deferred taxes, which required the Company to adjust the recorded gain by $2.5 million to a total final gain on bargain purchase of $30.2 million.