Form 10-Q
period 2012-03-31
ALAMO GROUP INC
filed 2012-05-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

AT APRIL 30, 2012, 11,921,429 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets March 31, 2012 and December 31, 2011	3

	Interim Condensed Consolidated Statements of Income Three months ended March 31, 2012 and March 31, 2011	4

	Interim Condensed Consolidated Statements of Comprehensive Income March 31, 2012 and December 31, 2011	5

	Interim Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2012 and March 31, 2011	6

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,858	$10,288
Accounts receivable, net	170,391	143,934
Inventories	127,989	114,305
Deferred income taxes	3,455	3,502
Prepaid expenses	4,912	3,157
Income tax receivable	937	937
Total current assets	345,542	276,123

Property, plant and equipment	150,106	147,576
Less: Accumulated depreciation	(88,582)	(86,034)
	61,524	61,542

Goodwill	32,365	31,751
Intangible assets	5,500	5,500
Deferred income taxes	4,922	4,921
Other assets	1,192	1,098

Total assets	$451,045	$380,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,353	$40,782
Income taxes payable	3,314	2,362
Accrued liabilities	28,995	30,716
Current maturities of long-term debt	3,272	1,190
Deferred income tax	649	643
Total current liabilities	90,583	75,693

Long-term debt, net of current maturities	53,512	8,621
Deferred pension liability	10,487	10,792
Other long-term liabilities	4,383	4,319
Deferred income taxes	4,924	4,852

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,905,879 and 11,902,729 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,191	1,190
Additional paid-in-capital	85,938	85,704
Treasury stock, at cost; 42,600 shares at March 31, 2012 and December 31, 2011	(426)	(426)
Retained earnings	201,887	195,814
Accumulated other comprehensive income, net	(1,434)	(5,624)
Total stockholders’ equity	287,156	276,658

Total liabilities and stockholders’ equity	$451,045	$380,935

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net sales:
North American
Industrial	$64,732	$49,033
Agricultural	48,271	49,739
European	42,908	41,943
Total net sales	155,911	140,715
Cost of sales	120,673	108,814
Gross profit	35,238	31,901

Selling, general and administrative expenses	24,245	22,560
Income from operations	10,993	9,341

Interest expense	(443)	(765)
Interest income	55	72
Other income (expense), net	(574)	(147)
Income before income taxes	10,031	8,501
Provision for income taxes	3,246	2,834
Net Income	$6,785	$5,667

Net income per common share:
Basic	$0.57	$0.48
Diluted	$0.56	$0.47
Average common shares:
Basic	11,873	11,832
Diluted	12,027	11,980

Dividends declared	$0.06	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Net Income	$6,785	$5,667
Other Comprehensive earnings, net of tax:
Foreign Currency translation adjustments	4,041	5,290
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	144

Post retirement adjustments:
Net gains (losses) arising during the period	149	(1,147)
Other comprehensive earnings	4,190	4,287
Comprehensive Income	$10,975	$9,954

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Operating Activities
Net income	$6,785	$5,667
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	11	393
Depreciation	2,518	2,621
Amortization of intangibles	—	—
Amortization of debt issuance	32	94
Stock-based compensation expense	196	140
Excess tax benefits from stock-based payment arrangements	(37)	(18)
Provision for deferred income tax (benefit) expense	69	(552)
Loss on sale of property, plant & equipment	(37)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(25,094)	(25,625)
Inventories	(12,408)	(16,410)
Prepaid expenses and other assets	(1,486)	(1,287)
Trade accounts payable and accrued liabilities	10,723	9,520
Income taxes payable	885	69
Other long-term liabilities	142	1,457
Net cash provided by (used in) operating activities	(17,701)	(23,965)

Investing Activities
Acquisitions, net of cash acquired	—	—
Purchase of property, plant and equipment	(1,684)	(1,433)
Proceeds from sale of property, plant and equipment	49	44
Net cash used in investing activities	(1,635)	(1,389)

Financing Activities
Net change in bank revolving credit facility	45,000	24,000
Principal payments on long-term debt and capital leases	(492)	(892)
Proceeds from issuance of debt	2,421	—
Dividends paid	(712)	(710)
Proceeds from sale of common stock	39	89
Excess tax benefits from stock-based payment arrangements	37	18
Net cash provided by (used in) financing activities	46,293	22,505

Effect of exchange rate changes on cash	613	989
Net change in cash and cash equivalents	27,570	(1,860)
Cash and cash equivalents at beginning of the period	10,288	30,243
Cash and cash equivalents at end of the period	$37,858	$28,383

Cash paid during the period for:
Interest	$513	$746
Income taxes	2,426	3,876
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2012

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three months ended March 31, 2012 and 2011.

In 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the fourth quarter of 2011.

In 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and did not have a material impact on our financial statements and disclosures.

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $3,261,000 and $3,215,000 at March 31, 2012 and December 31, 2011, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 59% and 61% of total inventory at March 31, 2012 and December 31, 2011.  The excess of current cost over LIFO valued inventories was $9,459,000 at March 31, 2012 and December 31, 2011.  Inventory obsolescence reserves were $7,920,000 at March 31, 2012 and $7,630,000 at December 31, 2011.  The increase in reserve for obsolescence was from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Finished goods	$102,109	$90,226
Work in process	12,360	10,570
Raw materials	13,520	13,509
	$127,989	$114,305

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

4.  Derivatives and Hedging

Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedge future cash flows related to its outstanding debt obligations. The swap had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At March 31, 2012 there was zero liability related to the expired interest rate swaps.

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

6.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2012	2011

Dividends declared	$0.06	$0.06
Dividends paid	0.06	0.06

7.  Stock-Based Compensation

The Company has granted options to purchase its common stock to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company’s stock-based compensation expense was $196,000 and $140,000 for the three months ended March 31, 2012 and 2011.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	377,480
Granted	—	$—
Exercised	(3,150)	$12.52
Cancelled	(4,200)	$11.45

Outstanding at March 31, 2012	370,130	$19.42
Exercisable at March 31, 2012	245,030	$19.50
Available for grant at March 31, 2012	166,700
*Weighted Averages

Options outstanding and exercisable at March 31, 2012 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	130,130	4.88	$12.29	75,830	$12.89
$19.79 - $26.45	240,000	5.35	$23.29	169,200	$22.47
Total	370,130			245,030
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	112,800
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at March 31, 2012	112,800	$18.62
Exercisable at March 31, 2012	37,400	$19.57
Available for grant at March 31, 2012	320,500
*Weighted Averages

Options outstanding and exercisable at March 31, 2012 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	54,300	7.00	$11.45	12,900	$11.45
$13.96 - $19.79	6,000	3.00	$19.79	6,000	$19.79
$25.02 - $26.45	52,500	7.24	$25.90	18,500	$25.16
Total	112,800			37,400
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For three months ending March 31, 2012
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	19,750	$22.96	3.48
Granted	—	$—	—
Vested	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at March 31, 2012	19,750	$22.96	2.48

8.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2012	2011
Net Income	$6,785	$5,667
Average Common Shares:
Basic (weighted-average outstanding shares)	11,873	11,832
Dilutive potential common shares from stock options	154	148
Diluted (weighted-average outstanding shares)	12,027	11,980

Basic earnings per share	$0.57	$0.48
Diluted earnings per share	$0.56	$0.47

9.  Segment Reporting

At March 31, 2012 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2012	2011

Net Revenue
Industrial	$64,732	$49,033
Agricultural	48,271	49,739
European	42,908	41,943
Consolidated	$155,911	$140,715

Operating Income
Industrial	$4,839	$3,427
Agricultural	3,303	2,940
European	2,851	2,974
Consolidated	$10,993	$9,341

Goodwill
Industrial	$13,400	$13,422
Agricultural	—	—
European	18,965	21,859
Consolidated	$32,365	$35,281

Total Identifiable Assets
Industrial	$156,748	$123,408
Agricultural	146,514	146,562
European	147,783	146,952
Consolidated	$451,045	$416,922

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

11.  Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Foreign currency translation	$5,714	$1,610
Derivatives, net of taxes	—	63
Actuarial gains (losses) related to defined benefit plans	(7,148)	(7,297)
Accumulated other comprehensive income	$(1,434)	$(5,624)

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

On March 31, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve of $1,185,000, is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 326 former employees and 151 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 237 former employees and 92 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $100,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company is required to contribute $1,643,000 to the pension plans for 2012, of which $241,000 has been paid through March 31, 2012. During the first quarter of 2011, the Company made a supplemental contribution of $500,000 to the Gradall Hourly Employees' Pension Plan.

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

The SERP is intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company.  Accordingly, the SERP obligates the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.  A participant’s right to his or her Retirement Benefit becomes vested in the Company’s contributions upon ten years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three year average salary of each participant on or after his or her normal retirement age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested retirement benefit will be paid in a lump sum to the participant or his or her estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable.  In the event the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In connection with the initiation of the SERP, the Company recorded an unfunded long-term liability of $1,964,301, a deferred tax asset of $746,000 and $1,218,301 in accumulated other comprehensive income.  The $1,964,301 represents prior service cost which will be amortized over the average remaining service periods of the employees.  The prior service cost is included as a component of net periodic pension cost.  The prior service cost expected to be amortized for the year ended December 31, 2012 is $263,664.

The net period expense for the three months ended March 31, 2012 and 2011 were $123,031 and $118,723, respectively.

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

15.  Recent Accounting Pronouncements and Legislative Changes

In December 2011, the FASB issued amendments to Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. The amendments to ASU 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. Management does not expect the adoption of ASU 2011-11 to have a material impact on its financial statements.

16.  Acquisition and Plant Consolidation

Acquisition of Tenco

On October 19, 2011 the Company announced it had acquired substantially all of the assets and business of Tenco Group Inc. and its subsidiaries. (“Tenco”), effective October 18, 2011, for approximately $5.9 million in cash, plus the assumption of certain specified liabilities and subject to post closing adjustments. Tenco is a Canadian based manufacturer and distributor of snow and ice removal equipment. The purchase includes substantially all of the ongoing business of Tenco, including the Tenco brand name and all related product names and trademarks.

Tenco's principal markets are in Canada and the United States with operations in both countries. Tenco's Canadian operations had been operating under Receivership Orders from the Quebec Superior Court since July 25, 2011, and the Asset Purchase Agreement was approved by the Court on October 17, 2011.

The acquisition was accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase. Based on management's preliminary assumptions, the fair value of the assets acquired and liabilities assumed is greater than the purchase price resulting in the recording of a gain on bargain purchase. The Company has not yet determined the fair values of the assets acquired and liabilities assumed.

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
In the first quarter of 2012, Tenco generated approximately $9.4 million of net revenue and $0.5 million net income. The Company has included the operating results of Tenco in its consolidated financial statements since the Closing Date.

Plant Consolidation

On October 21, 2011 the Company announced that it would close its SMC plant in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. This transition began in the fourth quarter of 2011 and should be complete in the second quarter of 2012. The consolidation resulted in a pre-tax restructuring charge in the fourth quarter of 2011 of approximately $0.7 million. Additionally, the Company is reviewing options for the sale of the SMC plant and anticipates a gain on the sale of the facility if it occurs. Approximately 77 employees at SMC were affected by the consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2012	2011
North American
Industrial	41.5%	34.9%
Agricultural	31.0%	35.3%
European	27.5%	29.8%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2012	2011

Gross margin	22.6%	22.7%
Income from operations	7.1%	6.6%
Income before income taxes	6.4%	6.0%
Net income	4.4%	4.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the first quarter of 2012, the Company's net income was up due to improved sales in the Industrial and European Divisions along with the benefits from continued cost control initiatives. Sales in the Agricultural Division reflected a softening in the market during the first quarter of 2012 compared to 2011. Dealer inventory was higher than historical levels as farmers were cautious about the U.S. economy. Alamo's Industrial Division saw a 32% increase in sales versus the first quarter of 2011 mainly from the acquisition of Tenco along with improved sales in mower related products and vacuum trucks. However, budget constraints continue to be an issue with governmental entities. European sales, in local currency, also showed improvement compared to the first quarter of 2011. Agricultural markets there continue to remain stready, though governmental markets are still being affected by weak conditions caused by the general slow down in the European economy.

The Company remains concerned that our markets for the remainder of 2012 could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customer’s buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Net sales for the first quarter of 2012 were $155,911,000, an increase of $15,196,000, or 10.8% compared to $140,715,000 for the first quarter of 2011.  The increase was from the acquisition of Tenco in the amount of $9,407,000 and improved sales in the Industrial and European segments.  Agricultural markets experienced slower growth during the quarter as farmers were cautious about the U.S. economy.

Net North American Industrial sales increased during the first quarter by $15,699,000 or 32.0% to $64,732,000 for 2012 compared to $49,033,000 during the same period in 2011.  The increase came primarily from the acquisition of Tenco in the amount of $9,407,000 and higher sales of mowing related products, sweepers, snow removal and vacuum trucks.

Net North American Agricultural sales were $48,271,000 in 2012 compared to $49,739,000 for the same period in 2011, an decrease of $1,468,000 or 3.0%.  The decrease was from lower preseason stocking orders in the agriculture sector as dealer inventory for both Bush Hog and Rhino were higher than 2011 levels. Drought conditions in Oklahoma and Texas improved during the first quarter of 2012 but are still below normal.

Net European Sales for the first quarter of 2012 were $42,908,000, a increase of $965,000 or 2.3% compared to $41,943,000 during the first quarter of 2011.  The increase was primarily from strengthening in its agricultural U.K. operations, however, market conditions continue to be soft in governmental markets due to the economic slowdown throughout Europe.

Gross profit for the first quarter of 2012 was $35,238,000 (22.6% of net sales) compared to $31,901,000 (22.7% of net sales) during the same period in 2011, an increase of $3,337,000.  The increase was from the acquisition of Tenco in the amount of $1,975,000 and improved sales mainly in the Industrial segment and, to a lesser extent, lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $24,245,000 (15.6% of net sales) during the first quarter of 2012 compared to $22,560,000 (16.0% of net sales) during the same period of 2011, an increase of $1,685,000.  The increase was mainly from the acquisition of Tenco in the amount of $1,206,000 and higher sales commissions on increased sales.

Interest expense was $443,000 for the first quarter of 2012 compared to $765,000 during the same period in 2011, a decrease of $322,000.  The decrease came from lower interest rates in 2012 compared to 2011 despite higher borrowing due to increased working capital requirements.

Other Income was a $574,000 expense for the first quarter of 2012 compared to a $147,000 expense in 2011.  Other income in 2012 and 2011 were the result of exchange rate changes.

Provision for income taxes was $3,246,000 (32.4%) in the first quarter of 2012 compared to $2,834,000 (33.3%) during the same period in 2011.

The Company’s net income after tax was $6,785,000 or $0.56 per share on a diluted basis for the first quarter of 2012 compared to $5,667,000 or $0.47 per share on a diluted basis for the first quarter of 2011.  The increase of $1,118,000 resulted from the factors described above.

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

As of March 31, 2012, the Company had working capital of $254,959,000 which represents an increase of $54,529,000 from working capital of $200,430,000 of December 31, 2011.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $1,684,000 for the first three months of 2012, compared to $1,433,000 during the first three months of 2011.  Capital expenditures for 2012 are expected to be somewhat higher than 2011 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2011 or through the first quarter of 2012.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $46,293,000 during the three month period ending March 31, 2012, compared to net cash used of $22,505,000 for the same period in 2011.  The increase was mainly due to increased borrowings on the Company’s credit facility to support higher levels of accounts receivable and inventory.

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

As of March 31, 2012, there was $52,000,000 borrowed under the revolving credit facility. On March 31, 2012, $1,095,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $47,000,000 in available borrowings.

On October 24, 2011, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2012.  The facility is unsecured but guaranteed by the borrowers' U.K. subsidiaries.  Interest is payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At March 31, 2012, there were no amounts outstanding under this facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of March 31, 2012, 187,000 Euros were borrowed against the French line of credit; 2,424,000 Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of March 31, 2012, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $3,261,000 at March 31, 2012 and $3,215,000 at December 31, 2011.

Sales Discounts

At March 31, 2012 the Company had $18,457,000 in reserves for sales discounts compared to $14,567,000 at December 31, 2011 on products shipped to our customers under various promotional programs.  The increase was due primarily to increased sales volume in 2011 on the Company’s agricultural products during the pre-season program, the bulk of which runs during the third and fourth quarters of each year on orders that are generally shipped through the second quarter of 2012.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $7,920,000 at March 31, 2012 and $7,630,000 at December 31, 2011in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,470,000 at March 31, 2012 and $5,313,000 at December 31, 2011.

Product Liability

At March 31, 2012 the Company had accrued $121,000 in reserves for product liability cases compared to $131,000 at December 31, 2011.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.
The Company renewed its U.S. insurance coverage on September 30, 2011 and the S.I.R. for all U.S. products was $100,000 per claim. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of March 31, 2012, the Company had $32,365,000 of goodwill, which represents 7% of total assets.

The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011. During the 2011 impairment analysis review, it was noted that even though the Schwarze, Rivard and Faucheux reporting unit’s fair value was above carrying value it was not materially different. On March 31, 2012, there was approximately $6.8 million, $12.0 million and $0.7 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., U.K., France, Canada and Australia.  The Company sells its products primarily in the functional currency within the markets where the products are produced, but certain sales from the Company's U.K. and Canadian operations are denominated in other foreign currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.
To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of March 31, 2012, the Company had $1,675,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $251,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.

Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,424,000 for the three month period ending March 31, 2012.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,188,000 for the three month period ended March 31, 2011.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2012 was a gain of $4,041,000.  On March 31, 2012, the British pound closed at .6425 relative to 1.00 U.S. dollar, and the Euro closed at .7495 relative to 1.00 U.S. dollar.  At December 31, 2011 the British pound closed at .6434 relative to 1.00 U.S. dollar and the Euro closed at .7716 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2011, the British pound closed at .6233 relative to 1.00 U.S. dollar, and the Euro closed at .7055 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.
Interest Rate Risk
The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2012 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $260,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

 Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 2, 2012 – Press Release announcing First Quarter 2012 earnings.

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