Form 10-Q
period 2012-06-30
ALAMO GROUP INC
filed 2012-08-09
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

AT JULY 31, 2012, 11,941,279 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets June 30, 2012 and December 31, 2011	3

	Interim Condensed Consolidated Statements of Income Three and six months ended June 30, 2012 and June 30, 2011	4

	Interim Condensed Consolidated Statements of Comprehensive Income Three and six months ended June 30, 2012 and June 30, 2011	5

	Interim Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2012 and June 30, 2011	6

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,520	$10,288
Accounts receivable, net	169,974	143,934
Inventories	122,781	114,305
Deferred income taxes	3,381	3,502
Prepaid expenses	4,230	3,157
Income tax receivable	937	937
Total current assets	334,823	276,123

Property, plant and equipment	146,986	147,576
Less: Accumulated depreciation	(88,269)	(86,034)
	58,717	61,542

Goodwill	31,558	31,751
Intangible assets	5,500	5,500
Deferred income taxes	4,921	4,921
Other assets	1,095	1,098

Total assets	$436,614	$380,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,998	$40,782
Income taxes payable	2,001	2,362
Accrued liabilities	29,982	30,716
Current maturities of long-term debt	810	1,190
Deferred income tax	644	643
Total current liabilities	83,435	75,693

Long-term debt, net of current maturities	41,384	8,621
Deferred pension liability	10,104	10,792
Other long-term liabilities	4,453	4,319
Deferred income taxes	4,863	4,852

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,927,279 and 11,902,729 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,193	1,190
Additional paid-in-capital	86,552	85,704
Treasury stock, at cost; 42,600 shares at June 30, 2012 and December 31, 2011	(426)	(426)
Retained earnings	210,519	195,814
Accumulated other comprehensive income, net	(5,463)	(5,624)
Total stockholders’ equity	292,375	276,658

Total liabilities and stockholders’ equity	$436,614	$380,935

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net sales:
North American
Industrial	$70,137	$59,321	$134,869	$108,354
Agricultural	53,081	55,470	101,352	105,209
European	43,791	46,033	86,699	87,976
Total net sales	167,009	160,824	322,920	301,539
Cost of sales	127,848	123,433	248,521	232,247
Gross profit	39,161	37,391	74,399	69,292

Selling, general and administrative expenses	24,836	23,685	49,081	46,245
Income from operations	14,325	13,706	25,318	23,047

Interest expense	(525)	(444)	(968)	(1,209)
Interest income	58	52	113	124
Other income (expense), net	152	(75)	(422)	(222)
Income before income taxes	14,010	13,239	24,041	21,740
Provision for income taxes	4,666	4,325	7,912	7,159
Net Income	$9,344	$8,914	$16,129	$14,581

Net income per common share:
Basic	$0.79	$0.75	$1.36	$1.23
Diluted	$0.77	$0.74	$1.34	$1.22
Average common shares:
Basic	11,884	11,845	11,879	11,839
Diluted	12,058	11,966	12,042	11,973

Dividends declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net Income	$9,344	$8,914	$16,129	$14,581
Other Comprehensive earnings, net of tax:
Foreign Currency translation adjustments	(4,177)	1,494	(136)	6,784
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	—	—	144

Post retirement adjustments:
Net gains (losses) arising during the period	148	71	297	(1,076)
Other comprehensive earnings	(4,029)	1,565	161	5,852
Comprehensive Income	$5,315	$10,479	$16,290	$20,433

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities
Net income	$16,129	$14,581
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	(12)	742
Depreciation	5,026	5,287
Amortization of debt issuance	63	125
Stock-based compensation expense	600	564
Excess tax benefits from stock-based payment arrangements	(71)	(119)
Provision for deferred income tax (benefit) expense	148	(1,050)
Loss on sale of property, plant & equipment	(117)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(26,287)	(40,411)
Inventories	(8,785)	(20,537)
Prepaid expenses and other assets	(396)	(1,770)
Trade accounts payable and accrued liabilities	8,809	9,539
Income taxes payable	(387)	(1,499)
Other long-term liabilities	(316)	1,132
Net cash provided by (used in) operating activities	(5,596)	(33,481)

Investing Activities
Purchase of property, plant and equipment	(2,468)	(3,048)
Proceeds from sale of property, plant and equipment	203	114
Net cash used in investing activities	(2,265)	(2,934)

Financing Activities
Net change in bank revolving credit facility	33,000	33,500
Principal payments on long-term debt and capital leases	(606)	(1,404)
Proceeds from issuance of debt	—	194
Dividends paid	(1,425)	(1,420)
Proceeds from sale of common stock	251	233
Excess tax benefits from stock-based payment arrangements	71	119
Net cash provided by (used in) financing activities	31,291	31,222

Effect of exchange rate changes on cash	(198)	1,095
Net change in cash and cash equivalents	23,232	(4,098)
Cash and cash equivalents at beginning of the period	10,288	30,243
Cash and cash equivalents at end of the period	$33,520	$26,145

Cash paid during the period for:
Interest	$1,005	$1,167
Income taxes	8,495	9,899
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2012

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

In 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $3,032,000 and $3,215,000 at June 30, 2012 and December 31, 2011, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 60% and 61% of total inventory at June 30, 2012 and December 31, 2011.  The excess of current cost over LIFO valued inventories was $9,231,000 at June 30, 2012 and $9,459,000 at December 31, 2011.  Inventory obsolescence reserves were $8,139,000 at June 30, 2012 and $7,630,000 at December 31, 2011.  The increase in reserve for obsolescence was from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	June 30, 2012	December 31, 2011

Finished goods	$99,258	$90,226
Work in process	11,127	10,570
Raw materials	12,396	13,509
	$122,781	$114,305

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

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Dividends declared	$0.06	$0.06	$0.12	$0.12
Dividends paid	0.06	0.06	0.12	0.12

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

The Company’s stock-based compensation expense was $404,000 and $424,000 for the three months ended June 30, 2012 and 2011 respectively and $600,000 and $564,000 for the six months ended June 30, 2012 and 2011 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	377,480
Granted	61,000	$32.76
Exercised	(17,050)	$17.44
Cancelled	(4,200)	$11.45

Outstanding at June 30, 2012	417,230	$21.40
Exercisable at June 30, 2012	275,430	$19.53
Available for grant at June 30, 2012	105,700
*Weighted Averages

Options outstanding and exercisable at June 30, 2012 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	124,880	4.96	$12.27	88,680	$12.60
$19.79 - $32.76	292,350	6.34	$25.30	186,750	$22.82
Total	417,230			275,430
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	112,800
Granted	—	$—
Exercised	(5,000)	$11.45
Cancelled	—	$—

Outstanding at June 30, 2012	107,800	$18.95
Exercisable at June 30, 2012	56,200	$19.43
Available for grant at June 30, 2012	320,500
*Weighted Averages

Options outstanding and exercisable at June 30, 2012 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	49,300	7.00	$11.45	21,700	$11.45
$13.96 - $19.79	6,000	3.00	$19.79	6,000	$19.79
$25.02 - $26.45	52,500	7.24	$25.90	28,500	$25.43
Total	107,800			56,200
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For six months ending June 30, 2012
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	19,750	$22.96	3.48
Granted	—	$—	—
Vested	(5,750)	$21.00	—
Forfeited or Cancelled	—	$—	—
Outstanding at June 30, 2012	14,000	$23.76	2.61

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2012	2011	2012	2011
Net Income	$9,344	$8,914	$16,129	$14,581
Average Common Shares:
Basic (weighted-average outstanding shares)	11,884	11,845	11,879	11,839
Dilutive potential common shares from stock options	174	121	163	134
Diluted (weighted-average outstanding shares)	12,058	11,966	12,042	11,973

Basic earnings per share	$0.79	$0.75	$1.36	$1.23
Diluted earnings per share	$0.77	$0.74	$1.34	$1.22

8.  Segment Reporting

At June 30, 2012 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Net Revenue
Industrial	$70,137	$59,321	$134,869	$108,354
Agricultural	53,081	55,470	101,352	105,209
European	43,791	46,033	86,699	87,976
Consolidated	$167,009	$160,824	$322,920	$301,539

Operating Income
Industrial	$6,249	$4,675	$11,088	$8,102
Agricultural	5,457	5,831	8,760	8,771
European	2,619	3,200	5,470	6,174
Consolidated	$14,325	$13,706	$25,318	$23,047

Goodwill
Industrial	$13,331	$13,447	$13,331	$13,447
Agricultural	—	—	—	—
European	18,227	22,189	18,227	22,189
Consolidated	$31,558	$35,636	$31,558	$35,636

Total Identifiable Assets
Industrial	$159,236	$130,659	$159,236	$130,659
Agricultural	136,328	151,914	136,328	151,914
European	141,050	151,954	141,050	151,954
Consolidated	$436,614	$434,527	$436,614	$434,527

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

10.  Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Foreign currency translation	$1,537	$1,610
Derivatives, net of taxes	—	63
Actuarial gains (losses) related to defined benefit plans	(7,000)	(7,297)
Accumulated other comprehensive income	$(5,463)	$(5,624)

11.  Contingent Matters

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

On June 30, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 328 former employees and 148 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 236 former employees and 92 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $100,000 and $22,000 for the three months ended June 30, 2012 and 2011, respectively and $201,000 and $43,000 for the six months ended June 30, 2012 and 2011 respectively.
The Company is required to contribute $1,643,000 to the pension plans for 2012, of which $559,000 has been paid through June 30, 2012. During the second quarter of 2011, the Company made a supplemental contribution of $500,000 to the Gradall Hourly Employees' Pension Plan.

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

The net period expense for the three months ended June 30, 2012 and 2011 were $123,000 and $119,000, respectively and $246,000 and $237,000 for the six months ended June 30, 2012 and 2011 respectively.

13.  Income Taxes

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

14.  Acquisition and Plant Consolidation

Acquisition of Tenco

On October 19, 2011 the Company announced it had acquired substantially all of the assets and business of Tenco Group Inc. and its subsidiaries, (“Tenco”), effective October 18, 2011, for approximately $5.9 million in cash, plus the assumption of certain specified liabilities and subject to post closing adjustments. Tenco is a Canadian based manufacturer and distributor of snow and ice removal equipment. The purchase includes substantially all of the ongoing business of Tenco, including the Tenco brand name and all related product names and trademarks.

Tenco's principal markets are in Canada and the United States and has operations in both countries. Tenco's Canadian operations had been operating under Receivership Orders from the Quebec Superior Court since July 25, 2011, and the Asset Purchase Agreement was approved by the Court on October 17, 2011.
The acquisition was accounted for as a business combination whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase. Based on management's preliminary assumptions, the fair value of the assets acquired and liabilities assumed is greater than the purchase price resulting in the recording of a gain on bargain purchase. The Company has not yet determined the fair values of the assets acquired and liabilities assumed.

The following table summarizes the provisional amount recognized for assets acquired and liabilities assumed as of the Closing Date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts recognized as information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are estimated fair value of assets acquired and liabilities assumed as of the Acquisition date (in thousands):

(in thousands)	Initial Valuation

Accounts receivable	$3,182
Inventory	7,375
Prepaid expenses	277
Property, plant & equipment	5,277
Other Liabilities	(2,433)
Net Assets acquired	13,678
Less: Purchase Price	5,933
Gain on Bargain purchase	$7,745
In the second quarter of 2012, Tenco generated approximately $5.7 million of net revenue and $0.1 million net loss. In the first six months of 2012, Tenco's net revenue was $15.1 million and net income was $0.4 million.The Company has included the operating results of Tenco in its consolidated financial statements since the Closing Date.
Plant Consolidation

On October 21, 2011 the Company announced that it would close its SMC plant in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. This transition began in the fourth quarter of 2011 and should be complete in the third quarter of 2012. The consolidation resulted in a pre-tax restructuring charge in the fourth quarter of 2011 of approximately $0.7 million. Additionally, the Company has listed the SMC plant for sale and anticipates a gain on the sale of the facility if it occurs. Approximately 77 employees at SMC were affected by the consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2012	2011	2012	2011
North American
Industrial	42.0%	36.9%	41.8%	35.9%
Agricultural	31.8%	34.5%	31.4%	34.9%
European	26.2%	28.6%	26.8%	29.2%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2012	2011	2012	2011

Gross margin	23.4%	23.2%	23.0%	23.0%
Income from operations	8.6%	8.5%	7.8%	7.6%
Income before income taxes	8.4%	8.2%	7.4%	7.2%
Net income	5.6%	5.5%	5.0%	4.8%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the second quarter of 2012, the Company's net income was up due to improved sales in the Industrial Division and continued benefits from cost control initiatives. Agricultural markets continue to reflect a trend of slower market growth that began during the first quarter of 2012 . Sales to hobby farmers in particular were down as they remain cautious about the U.S. economy. Also affecting sales in the quarter are drought conditions throughout the mid-west part of the United States. Alamo's Industrial Division saw a 18% increase in sales versus the second quarter of 2011 mainly from the acquisition of Tenco along with improved sales in mower products and vacuum trucks. However, budget constraints continue to be an issue with governmental entities. European sales, in local currency, were down compared to the first quarter of 2011. Agricultural markets in Europe continue to remain steady, though governmental markets remain challenged by weak conditions caused by the general slow down in the European economy.

The Company remains concerned that our markets for the remainder of 2012 could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Net sales for the second quarter of 2012 were $167,009,000, an increase of $6,185,000, or 3.8% compared to $160,824,000 for the second quarter of 2011.  The increase was mainly from the acquisition of Tenco in the amount of $5,656,000 and improved sales in the Industrial Division.  Agricultural markets continued to experience slower growth during the quarter as farmers were cautious about the U.S. economy.

Net North American Industrial sales increased during the second quarter by $10,816,000 or 18.2% to $70,137,000 for 2012 compared to $59,321,000 during the same period in 2011.  The increase came primarily from the acquisition of Tenco in the amount of $5,656,000 and higher sales of mowing products and vacuum trucks.

Net North American Agricultural sales were $53,081,000 in 2012 compared to $55,470,000 for the same period in 2011, a decrease of $2,389,000 or 4.3%.  The decrease was from slower market conditions compared to high growth rates experienced the last two years. Drought conditions throughout the mid-west portion of the U.S. also affected sales in this division.

Net European Sales for the second quarter of 2012 were $43,791,000, a decrease of $2,242,000 or 4.9% compared to $46,033,000 during the second quarter of 2011.  The decrease was primarily due to the economic slowdown throughout Europe.

Gross profit for the second quarter of 2012 was $39,161,000 (23.4% of net sales) compared to $37,391,000 (23.2% of net sales) during the same period in 2011, an increase of $1,770,000.  The increase was mainly from the acquisition of Tenco in the amount of $1,124,000 and improved sales of mowing equipment in the Company's Industrial Division.

Selling, general and administrative expenses (“SG&A”) were $24,836,000 (14.9% of net sales) during the second quarter of 2012 compared to $23,685,000 (14.7% of net sales) during the same period of 2011, an increase of $1,151,000.  The increase was from the acquisition of Tenco in the amount of $1,198,000.

Interest expense was $525,000 for the second quarter of 2012 compared to $444,000 during the same period in 2011, an increase of $81,000.  The increase in 2012 came from interest incurred relating to a floor planning program for Gradall.

Other Income was a $152,000 income for the second quarter of 2012 compared to a $75,000 expense in 2011.  Other income in 2012 and 2011 were the result of exchange rate changes.

Provision for income taxes was $4,666,000 (33.3%) in the second quarter of 2012 compared to $4,325,000 (32.7%) during the same period in 2011.

The Company’s net income after tax was $9,344,000 or $0.77 per share on a diluted basis for the second quarter of 2012 compared to $8,914,000 or $0.74 per share on a diluted basis for the second quarter of 2011.  The increase of $430,000 resulted from the factors described above.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Net sales for the first six months of 2012 were $322,920,000, an increase of $21,381,000 or 7.1% compared to $301,539,000 for the first six months of 2011. The increase was mainly from the acquisition of Tenco in the amount of $15,112,000 and improved sales of mowing equipment in the Industrial Division. The Company's Agricultural Division was down as agricultural markets continued to experience slower growth for the first six months of 2012 as farmers remained cautious about the weak U.S. economy. Sales in the European Division were down in the first six months of 2012 compared to the same time in 2011 as governmental markets continued to be soft due to the economic slowdown in Europe.

Net North American Industrial sales increased during the first six months by $26,515,000 or 24.5% to $134,869,000 for 2012 compared to $108,354,000 during the same period in 2011. The increase was from the acquisition of Tenco in the amount of $15,112,000 and improved sales in mowing equipment and vacuum trucks.

Net North American Agricultural sales were $101,352,000 in 2012 compared to $105,209,000 for the same period in 2011, a decrease of $3,857,000 or 3.7%. The decrease was from slower market conditions and decreased shipments of preseason orders as dealer inventory for both Bush Hog and Rhino were higher than 2011 levels. Also affecting demand has been the reduction of sales to hobby farmers who have been reluctant to buy due to the uncertain economic conditions. Drought conditions in Oklahoma and Texas have improved but are now affecting the mid-west part of the U.S.

Net European sales for the first six months of 2012 were $86,699,000, a decrease of $1,277,000 or 1.5% compared to $87,976,000 during the same period of 2011. The decrease in 2012 was from soft market conditions in governmental markets which were caused by the slowdown in the European economy. This Division has had some strengthening in its U.K. agricultural operations.

Gross profit for the first six months of 2012 was $74,399,000 (23.0% of net sales) compared to $69,292,000 (23.0% of net sales) during the same period in 2011, an increase of $5,107,000. The increase was from the acquisition of Tenco in the amount of $3,099,000, improved sales in the Company's Industrial Division and, to a lesser extent, lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $49,081,000 (15.2% of net sales) during the first six months of 2012 compared to $46,245,000 (15.3% of net sales) during the same period of 2011, an increase of $2,836,000. The increase in SG&A for the first six months of 2012 was mainly from the acquisition of Tenco in the amount of $2,404,000.

Interest expense was $968,000 for the first six months of 2012 compared to $1,209,000 during the same period in 2011, a decrease of $241,000. The decrease came from lower interest rates in 2012 compared to 2011.

Other income (expense), net was $422,000 of expense during the first six months of 2012 compared to $222,000 of expense in the first six months of 2011. The expense in 2012 and 2011 were from changes in exchange rates.

Provision for income taxes was $7,912,000 (32.9%) in the first six months of 2012 compared to $7,159,000 (32.9%) during the same period in 2011.

The Company's net income after tax was $16,129,000 or $1.34 per share on a diluted basis for the first six months of 2012 compared to $14,581,000 or $1.22 per share on a diluted basis for the first six months of 2011. The increase of $1,548,000 resulted from the factors described above.

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

As of June 30, 2012, the Company had working capital of $251,388,000 which represents an increase of $50,958,000 from working capital of $200,430,000 of December 31, 2011.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality and the acquisition of Tenco.

Capital expenditures were $2,468,000 for the first six months of 2012, compared to $3,048,000 during the first six months of 2011.  Capital expenditures for 2012 are expected to be somewhat higher than 2011 levels.   The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2011 or through the second quarter of 2012.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $31,291,000 during the six month period ending June 30, 2012, compared to $31,222,000 for the same period in 2011.

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

As of June 30, 2012, there was $40,000,000 borrowed under the revolving credit facility. On June 30, 2012, $1,421,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $59,000,000 in available borrowings.

On October 24, 2011, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2012.  The facility is unsecured but guaranteed by the borrowers' U.K. subsidiaries.  Interest is payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At June 30, 2012, there were no amounts outstanding under this facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 4,000,000 Canadian dollars; and for our Australian operation in the amount of 800,000 Australian dollars. As of June 30, 2012, 66,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of June 30, 2012, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $3,032,000 at June 30, 2012 and $3,215,000 at December 31, 2011.

Sales Discounts

At June 30, 2012 the Company had $18,386,000 in reserves for sales discounts compared to $14,567,000 at December 31, 2011 on products shipped to our customers under various promotional programs.  The increase was due primarily to increased sales volume in 2011 on the Company’s agricultural products during the preseason program, the bulk of which runs during the third and fourth quarters of each year on orders that are generally shipped through the second quarter of 2012.  The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,139,000 at June 30, 2012 and $7,630,000 at December 31, 2011 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,466,000 at June 30, 2012 and $5,313,000 at December 31, 2011.

Product Liability

At June 30, 2012 the Company had accrued $176,000 in reserves for product liability cases compared to $131,000 at December 31, 2011.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.
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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of June 30, 2012, the Company had $31,558,000 of goodwill, which represents 7% of total assets.

The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011. During the 2011 impairment analysis review, it was noted that even though the Schwarze, Rivard and Faucheux reporting unit’s fair value was above carrying value it was not materially different. On June 30, 2012, there was approximately $6.9 million, $11.4 million and $0.6 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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
To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of June 30, 2012, the Company had $3,000,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $450,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,846,000 for the six month period ending June 30, 2012.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,521,000 for the six month period ended June 30, 2011.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2012 was a loss of $4,177,000.  On June 30, 2012, the British pound closed at .6368 relative to 1.00 U.S. dollar, and the Euro closed at .7898 relative to 1.00 U.S. dollar.  At December 31, 2011 the British pound closed at .6434 relative to 1.00 U.S. dollar and the Euro closed at .7716 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2011, the British pound closed at .6230 relative to 1.00 U.S. dollar, and the Euro closed at .6896 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.
Interest Rate Risk
The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2012 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $400,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

August 1, 2012 – Press Release announcing Second Quarter 2012 earnings.

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