Form 10-Q
period 2012-09-30
ALAMO GROUP INC
filed 2012-11-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

AT NOVEMBER 1, 2012, 11,965,179 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets September 30, 2012 and December 31, 2011	3

	Interim Condensed Consolidated Statements of Income Three and nine months ended September 30, 2012 and September 30,2011	4

	Interim Condensed Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2012 and September 30, 2011	5

	Interim Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2012 and September 30, 2011	6

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	27

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,313	$10,288
Accounts receivable, net	153,834	143,934
Inventories	119,578	114,523
Deferred income taxes	3,423	3,502
Prepaid expenses	4,930	3,157
Income tax receivable	509	937
Total current assets	320,587	276,341

Property, plant and equipment	147,526	148,160
Less: Accumulated depreciation	(89,883)	(86,034)
	57,643	62,126

Goodwill	32,019	31,751
Intangible assets	5,500	5,500
Deferred income taxes	2,471	4,921
Other assets	1,002	1,026

Total assets	$419,222	$381,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,516	$40,782
Income taxes payable	4,170	2,617
Accrued liabilities	31,962	30,573
Current maturities of long-term debt and capital lease obligations	808	1,190
Deferred income tax	255	643
Total current liabilities	84,711	75,805

Long-term debt and capital lease obligations, net of current maturities	13,270	8,621
Deferred pension liability	9,273	10,792
Other long-term liabilities	4,496	4,319
Deferred income taxes	2,447	4,852

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,945,554 and 11,902,729 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,195	1,190
Additional paid-in-capital	86,963	85,704
Treasury stock, at cost; 42,600 shares at September 30, 2012 and December 31, 2011	(426)	(426)
Retained earnings	218,997	196,431
Accumulated other comprehensive income, net	(1,704)	(5,623)
Total stockholders’ equity	305,025	277,276

Total liabilities and stockholders’ equity	$419,222	$381,665

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net sales:
North American
Industrial	$61,972	$56,965	$196,841	$165,319
Agricultural	54,135	55,301	155,487	160,510
European	39,971	42,791	126,670	130,767
Total net sales	156,078	155,057	478,998	456,596
Cost of sales	119,008	117,834	367,529	350,081
Gross profit	37,070	37,223	111,469	106,515

Selling, general and administrative expenses	23,992	22,762	73,073	69,007
Income from operations	13,078	14,461	38,396	37,508

Interest expense	(392)	(506)	(1,360)	(1,715)
Interest income	66	32	179	156
Other income (expense), net	(234)	817	(656)	595
Income before income taxes	12,518	14,804	36,559	36,544
Provision for income taxes	3,943	4,748	11,855	11,907
Net Income	$8,575	$10,056	$24,704	$24,637

Net income per common share:
Basic	$0.72	$0.85	$2.08	$2.08
Diluted	$0.71	$0.84	$2.05	$2.06
Average common shares:
Basic	11,903	11,857	11,887	11,845
Diluted	12,056	11,947	12,047	11,964

Dividends declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net Income	$8,575	$10,056	$24,704	$24,637
Other Comprehensive earnings, net of tax:
Foreign Currency translation adjustments	3,610	(8,182)	3,473	(1,398)
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	—	—	144

Post retirement adjustments:
Net gains (losses) arising during the period	149	72	446	(1,004)
Other comprehensive earnings	3,759	(8,110)	3,919	(2,258)
Comprehensive Income	$12,334	$1,946	$28,623	$22,379

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Activities
Net income	$24,704	$24,637
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	209	685
Depreciation	7,698	7,985
Amortization of debt issuance	95	157
Stock-based compensation expense	774	768
Excess tax benefits from stock-based payment arrangements	(99)	(156)
Provision for deferred income tax (benefit) expense	(308)	(1,333)
Loss on sale of property, plant & equipment	264	(130)
Changes in operating assets and liabilities:
Accounts receivable	(9,056)	(22,099)
Inventories	(4,279)	(17,446)
Prepaid expenses and other assets	(1,225)	(1,616)
Trade accounts payable and accrued liabilities	7,640	1,553
Income taxes payable	1,849	1,708
Other long-term liabilities	(731)	472
Net cash provided by (used in) operating activities	27,535	(4,815)

Investing Activities
Purchase of property, plant and equipment	(3,540)	(4,705)
Proceeds from sale of property, plant and equipment	523	195
Net cash used in investing activities	(3,017)	(4,510)

Financing Activities
Net change in bank revolving credit facility	5,000	8,000
Principal payments on long-term debt and capital leases	(731)	(1,802)
Dividends paid	(2,139)	(2,132)
Proceeds from sale of common stock	490	258
Excess tax benefits from stock-based payment arrangements	99	156
Net cash provided by (used in) financing activities	2,719	4,480

Effect of exchange rate changes on cash	788	(119)
Net change in cash and cash equivalents	28,025	(4,964)
Cash and cash equivalents at beginning of the period	10,288	30,243
Cash and cash equivalents at end of the period	$38,313	$25,279

Cash paid during the period for:
Interest	$1,502	$1,728
Income taxes	11,183	11,056
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2012

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

In 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $3,113,000 and $3,215,000 at September 30, 2012 and December 31, 2011, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 61% of total inventory at September 30, 2012 and December 31, 2011.  The excess of current cost over LIFO valued inventories was $9,259,000 at September 30, 2012 and $9,459,000 at December 31, 2011.  Inventory obsolescence reserves were $8,239,000 at September 30, 2012 and $7,630,000 at December 31, 2011.  The increase in reserve for obsolescence was from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	September 30, 2012	December 31, 2011

Finished goods	$100,282	$90,444
Work in process	10,566	10,570
Raw materials	8,730	13,509
	$119,578	$114,523

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

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Dividends declared	$0.06	$0.06	$0.18	$0.18
Dividends paid	0.06	0.06	0.18	0.18

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

The Company’s stock-based compensation expense was $174,000 and $204,000 for the three months ended September 30, 2012 and 2011 respectively and $774,000 and $768,000 for the nine months ended September 30, 2012 and 2011 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	377,480
Granted	61,000	$32.76
Exercised	(28,650)	$15.31
Cancelled	(8,100)	$17.20

Outstanding at September 30, 2012	401,730	$21.65
Exercisable at September 30, 2012	263,830	$19.85
Available for grant at September 30, 2012	109,600
*Weighted Averages

Options outstanding and exercisable at September 30, 2012 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	112,480	5.00	$12.33	77,480	$12.72
$19.79 - $32.76	289,250	6.32	$25.27	186,350	$22.81
Total	401,730			263,830
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2012
	Shares	Exercise Price*
Outstanding at beginning of year	112,800
Granted	—	$—
Exercised	(11,300)	$9.04
Cancelled	—	$—

Outstanding at September 30, 2012	101,500	$19.17
Exercisable at September 30, 2012	49,900	$19.94
Available for grant at September 30, 2012	322,750
*Weighted Averages

Options outstanding and exercisable at September 30, 2012 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	46,000	7.00	$11.45	18,400	$11.45
$13.96 - $19.79	3,000	3.00	$19.79	3,000	$19.79
$25.02 - $26.45	52,500	7.24	$25.90	28,500	$25.43
Total	101,500			49,900
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For nine months ending September 30, 2012
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	19,750	$22.96	3.48
Granted	—	$—	—
Vested	(6,125)	$21.13	—
Forfeited or Cancelled	(2,250)	$21.45	—
Outstanding at September 30, 2012	11,375	$24.24	2.65

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2012	2011	2012	2011
Net Income	$8,575	$10,056	$24,704	$24,637
Average Common Shares:
Basic (weighted-average outstanding shares)	11,903	11,857	11,887	11,845
Dilutive potential common shares from stock options	153	90	160	119
Diluted (weighted-average outstanding shares)	12,056	11,947	12,047	11,964

Basic earnings per share	$0.72	$0.85	$2.08	$2.08
Diluted earnings per share	$0.71	$0.84	$2.05	$2.06

8.  Segment Reporting

At September 30, 2012 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net Revenue
Industrial	$61,972	$56,965	$196,841	$165,319
Agricultural	54,135	55,301	155,487	160,510
European	39,971	42,791	126,670	130,767
Consolidated	$156,078	$155,057	$478,998	$456,596

Operating Income
Industrial	$3,866	$4,146	$14,954	$12,248
Agricultural	5,787	6,432	14,547	15,203
European	3,425	3,883	8,895	10,057
Consolidated	$13,078	$14,461	$38,396	$37,508

Goodwill
Industrial	$13,453	$13,132	$13,453	$13,132
Agricultural	—	—	—	—
European	18,566	20,817	18,566	20,817
Consolidated	$32,019	$33,949	$32,019	$33,949

Total Identifiable Assets
Industrial	$155,730	$127,364	$155,730	$127,364
Agricultural	118,773	132,784	118,773	132,784
European	144,719	142,055	144,719	142,055
Consolidated	$419,222	$402,203	$419,222	$402,203

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

10.  Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Foreign currency translation	$5,147	$1,611
Derivatives, net of taxes	—	63
Actuarial gains (losses) related to defined benefit plans	(6,851)	(7,297)
Accumulated other comprehensive income	$(1,704)	$(5,623)

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

On September 30, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve is for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 328 former employees and 146 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 235 former employees and 92 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $100,000 and $22,000 for the three months ended September 30, 2012 and 2011, respectively and $301,000 and $65,000 for the nine months ended September 30, 2012 and 2011 respectively. The Company is required to contribute $1,643,000 to the pension plans for 2012, of which $1,325,000 has been paid through September 30, 2012. During the third quarter of 2011, the Company made a supplemental contribution of $500,000 to the Gradall Hourly Employees' Pension Plan.

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

The net period expense for the three months ended September 30, 2012 and 2011 were $123,000 and $119,000, respectively and $369,000 and $356,000 for the nine months ended September 30, 2012 and 2011 respectively.

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the Closing Date. Since the acquisition, net adjustments of $0.9 million were made to the fair value of the assets acquired and liabilities assumed with a corresponding adjustment to the bargain purchase gain. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations. The December 31, 2011 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted. The adjustments were due to the final valuation of property, plant and equipment, inventory, and other liabilities.

(in thousands)	Initial Valuation	Adjustments	Adjusted Values

Accounts receivable	$3,182		$3,182
Inventory	7,375	218	7,593
Prepaid expenses	277		277
Property, plant & equipment	5,277	584	5,861
Other Liabilities	(2,433)	69	(2,364)
Net Assets acquired	13,678	871	14,549
Less: Purchase Price	5,933		5,933
Gain on Bargain purchase	$7,745	$871	$8,616
In the third quarter of 2012, Tenco generated approximately $5.0 million of net revenue and less than $0.1 million net income. In the first nine months of 2012, Tenco's net revenue was $20.1 million and net income was $0.4 million.The Company has included the operating results of Tenco in its consolidated financial statements since the Closing Date.
Plant Consolidation

On October 21, 2011 the Company announced that it would close its SMC plant in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. This transition began in the fourth quarter of 2011 and was completed in the third quarter of 2012. The consolidation resulted in a pre-tax restructuring charge in the fourth quarter of 2011 of approximately $0.7 million. Additionally, the Company has listed the SMC plant for sale and anticipates a gain on the sale of the facility if it occurs. Approximately 77 employees at SMC were affected by the consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2012	2011	2012	2011
North American
Industrial	39.7%	36.7%	41.1%	36.2%
Agricultural	34.7%	35.7%	32.5%	35.2%
European	25.6%	27.6%	26.4%	28.6%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2012	2011	2012	2011

Gross margin	23.8%	24.0%	23.3%	23.3%
Income from operations	8.4%	9.3%	8.0%	8.2%
Income before income taxes	8.0%	9.5%	7.6%	8.0%
Net income	5.5%	6.5%	5.2%	5.4%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

In the third quarter of 2012, the Company's net income was down due to weakness in the European economy, slower sales of agricultural equipment, lower sales of higher-margin replacement parts, and an unfavorable comparison of foreign exchange losses relative to prior year gains. Agricultural markets continue to reflect a trend of slower market growth that began during the first quarter of 2012 and has continued into the third quarter. While activity of row-crop farms has remained steady, equipment sales to hobby farmers has remained depressed as they remain cautious about the U.S. economy. Also affecting agricultural sales in the quarter were drought conditions throughout the mid-west part of the United States. Alamo's Industrial Division saw a 9% increase in sales versus the third quarter of 2011, mainly from the acquisition of Tenco along with improved sales in mower products and vacuum trucks. However, budget constraints continue to be an issue as sales of excavators and street sweepers to governmental entities were below expectations. European sales were down compared to the third quarter of 2011. Agricultural markets in Europe continue to remain steady, though governmental markets remain challenged by weak conditions caused by the general slowdown in the European economy.

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

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Net sales for the third quarter of 2012 were $156,078,000, an increase of $1,021,000, or 0.7% compared to $155,057,000 for the third quarter of 2011.  The increase was from the acquisition of Tenco in the amount of $5,018,000.  Agricultural markets continued to experience slower growth during the third quarter of 2012 as farmers were cautious about the U.S. economy. European sales for the third quarter of 2012 also were down especially in France as economic uncertainty and financial turmoil continued to affect the entire region.

Net North American Industrial sales increased during the third quarter by $5,007,000 or 8.8% to $61,972,000 for 2012 compared to $56,965,000 during the same period in 2011.  The increase came primarily from the acquisition of Tenco in the amount of $5,018,000 and higher sales of mowing products and vacuum trucks. Sales of excavators and street sweepers were down compared to the third quarter of 2011 as governmental end users continued to be affected by budgetary constraints.

Net North American Agricultural sales were $54,135,000 in 2012 compared to $55,301,000 for the same period in 2011, a decrease of $1,166,000 or 2.1%.  The decrease was from slower market conditions compared to high growth rates experienced the last two years. Drought conditions throughout the mid-west portion of the U.S. also affected sales in this division.

Net European Sales for the third quarter of 2012 were $39,971,000, a decrease of $2,820,000 or 6.6% compared to $42,791,000 during the third quarter of 2011.  The decrease was primarily due to the economic slowdown throughout Europe.

Gross profit for the third quarter of 2012 was $37,070,000 (23.8% of net sales) compared to $37,223,000 (24.0% of net sales) during the same period in 2011, a decrease of $153,000.  An increase from the acquisition of Tenco in the amount of $1,012,000 was offset by reduced sales in the Company's European and Agricultural Divisions.  The margin percentage was down due to lower sales of higher-margin replacement parts.

Selling, general and administrative expenses (“SG&A”) were $23,992,000 (15.4% of net sales) during the third quarter of 2012 compared to $22,762,000 (14.7% of net sales) during the same period of 2011, an increase of $1,230,000.  The increase was from the acquisition of Tenco in the amount of $947,000.

Interest expense was $392,000 for the third quarter of 2012 compared to $506,000 during the same period in 2011, a decrease of $114,000.  The decrease in 2012 came from reduced borrowings in 2012 compared to 2011.

Other Income (expense), net was a $234,000 expense for the third quarter of 2012 compared to a $817,000 income in 2011.  The expense in 2012 and income in 2011 were the result of foreign exchange rate changes.

Provision for income taxes was $3,943,000 (31.5%) in the third quarter of 2012 compared to $4,748,000 (32.1%) during the same period in 2011. The lower effective tax rate came from non recurring adjustments to tax reserves due to a reduction in the 2012 U.K. tax rate.

The Company’s net income after tax was $8,575,000 or $0.71 per share on a diluted basis for the third quarter of 2012 compared to $10,056,000 or $0.84 per share on a diluted basis for the third quarter of 2011.  The decrease of $1,481,000 resulted from the factors described above.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Net sales for the first nine months of 2012 were $478,998,000, an increase of $22,402,000 or 4.9% compared to $456,596,000 for the first nine months of 2011. The increase was mainly from the acquisition of Tenco in the amount of $20,130,000 and improved sales of mowing equipment in the Industrial Division. The Company's Agricultural Division was down as agricultural markets continued to experience slower growth for the first nine months of 2012 as farmers remained cautious about the weak U.S. economy. Sales in the European Division were down in the first nine months of 2012 compared to the same time in 2011 as governmental markets continued to be soft due to the economic slowdown in Europe.

Net North American Industrial sales increased during the first nine months by $31,522,000 or 19.1% to $196,841,000 for 2012 compared to $165,319,000 during the same period in 2011. The increase was from the acquisition of Tenco in the amount of $20,130,000 and improved sales in mowing equipment and vacuum trucks. Sales of excavators and street sweepers were negatively affected by slower markets related to governmental municipalities.

Net North American Agricultural sales were $155,487,000 in 2012 compared to $160,510,000 for the same period in 2011, a decrease of $5,023,000 or 3.1%. The decrease was from slower market conditions and decreased shipments of preseason orders as average dealer inventory for both Bush Hog and Rhino were higher than 2011 levels. Also affecting demand has been the reduction of sales to hobby farmers who have been reluctant to buy due to the uncertain economic conditions. Drought conditions in Oklahoma and Texas have improved but affected the mid-west part of the U.S.

Net European sales for the first nine months of 2012 were $126,670,000, a decrease of $4,097,000 or 3.1% compared to $130,767,000 during the same period of 2011. The decrease in 2012 was from soft market conditions in governmental markets which were caused by the slowdown in the European economy. This Division has had some improvement in its U.K. agricultural sales.

Gross profit for the first nine months of 2012 was $111,469,000 (23.3% of net sales) compared to $106,515,000 (23.3% of net sales) during the same period in 2011, an increase of $4,954,000. The increase was from the acquisition of Tenco in the amount of $4,111,000, improved sales in the Company's Industrial Division and, to a lesser extent, lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $73,073,000 (15.3% of net sales) during the first nine months of 2012 compared to $69,007,000 (15.1% of net sales) during the same period of 2011, an increase of $4,066,000. The increase in SG&A for the first nine months of 2012 was mainly from the acquisition of Tenco in the amount of $3,351,000.

Interest expense was $1,360,000 for the first nine months of 2012 compared to $1,715,000 during the same period in 2011, a decrease of $355,000. The decrease came from reduced borrowings and lower interest rates in 2012 compared to 2011.

Other income (expense), net was $656,000 of expense during the first nine months of 2012 compared to $595,000 of income in the first nine months of 2011. The expense in 2012 and income in 2011 were from changes in foreign exchange rates.

Provision for income taxes was $11,855,000 (32.4%) in the first nine months of 2012 compared to $11,907,000 (32.6%) during the same period in 2011.

The Company's net income after tax was $24,704,000 or $2.05 per share on a diluted basis for the first nine months of 2012 compared to $24,637,000 or $2.06 per share on a diluted basis for the first nine months of 2011. The increase of $67,000 resulted from the factors described above.

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

As of September 30, 2012, the Company had working capital of $235,876,000 which represents an increase of $35,340,000 from working capital of $200,536,000 of December 31, 2011.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality and the acquisition of Tenco.

Capital expenditures were $3,540,000 for the first nine months of 2012, compared to $4,705,000 during the first nine months of 2011.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2011 or through the third quarter of 2012.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $2,719,000 during the nine month period ending September 30, 2012, compared to $4,480,000 for the same period in 2011.

The Company has $36,909,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2012. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

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

As of September 30, 2012, there was $12,000,000 borrowed under the revolving credit facility. On September 30, 2012, $1,400,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in approximately $87,000,000 in available borrowings.

On October 24, 2011, Lloyd TSB Bank plc renewed its £5.5 million overdraft facility to Alamo Group Europe Limited through October 31, 2012.  The facility is unsecured but guaranteed by the borrowers' U.K. subsidiaries.  Interest is payable on amounts owing at 1.40% per annum over the Bank’s Base Rate.  At September 30, 2012, there were no amounts outstanding under this facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of September 30, 2012, 714,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of September 30, 2012, the Company is in compliance with the terms and conditions of its credit facilities.

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

Allowance for Doubtful Accounts

The Company evaluates its ability to collect accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

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

The bad debt reserve balance was $3,113,000 at September 30, 2012 and $3,215,000 at December 31, 2011.

Sales Discounts

At September 30, 2012 the Company had $14,890,000 in reserves for sales discounts compared to $14,567,000 at December 31, 2011 on products shipped to our customers under various promotional programs.    The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,239,000 at September 30, 2012 and $7,630,000 at December 31, 2011 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence was from the Company's quarterly review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,148,000 at September 30, 2012 and $5,083,000 at December 31, 2011.

Product Liability

At September 30, 2012 the Company had accrued $275,000 in reserves for product liability cases compared to $131,000 at December 31, 2011.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.
The Company renewed its U.S. insurance coverage on September 30, 2012 and the S.I.R. for all U.S. products was $100,000 per claim. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of September 30, 2012, the Company had $32,019,000 of goodwill, which represents 8% of total assets.

The Company recognized goodwill impairment at two of its French operations, SMA and Rousseau, in the Company's European division of $1,898,000 in 2011. The primary reason for the goodwill impairment was the general economic downturn that began to affect the Company in late 2008. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2011 impairment analysis review, it was noted that even though the fair value of the Schwarze, Rivard and Faucheux reporting units were above carrying value it was not materially different. On September 30, 2012, there was approximately $6.9 million, $11.5 million and $0.6 million of goodwill related to the Schwarze, Rivard and Faucheux reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the carrying value of the Schwarze, Rivard and Faucheux, reporting units are not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.
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
To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of September 30, 2012, the Company had $4,401,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $660,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.
Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,208,000 for the nine month period ending September 30, 2012.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $3,893,000 for the nine month period ended September 30, 2011.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2012 was a gain of $3,610,000.  On September 30, 2012, the British pound closed at .6187 relative to 1.00 U.S. dollar, and the Euro closed at .7777 relative to 1.00 U.S. dollar.  At December 31, 2011 the British pound closed at .6434 relative to 1.00 U.S. dollar and the Euro closed at .7716 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2011, the British pound closed at .6416 relative to 1.00 U.S. dollar, and the Euro closed at .7470 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.
Interest Rate Risk
The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2012 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $180,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

November 6, 2012 – Press Release announcing Third Quarter 2012 earnings.

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