Form 10-K
period 2012-12-31
ALAMO GROUP INC
filed 2013-03-11
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 29, 2012 (based upon the last reported sale price of $31.37 per share) was approximately $278,067,256 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 28, 2013 was 12,046,979 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2013 Annual Meeting of Stockholders to be held on May 2, 2013 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a global leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 2,470 employees and operates a total of eighteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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

In 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation (“Herschel”), a manufacturer and distributor of aftermarket farm equipment replacement and wear parts.

In 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”). Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors. The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves. In 2004, the Company purchased the pothole patcher product line from Wildcat Manufacturing, Inc. The product line was merged into the Schwarze operation and is complementary to its current product offerings.

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

In 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”). This included the product lines, inventory and certain other assets that relate to this business. The production of the vacuum truck and sweeper lines were moved to the Gradall facility in New Philadelphia, Ohio.

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

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC. (“Bush Hog”), a leading agricultural equipment manufacturer of rotary cutters, finishing mowers, zero turn radius mowers (“ZTRs”), front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of agricultural mowers, created one of the largest manufacturers of agricultural mowers in the world.

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

Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger™, Gradall®, VacAll®, Schwarze®, Nite-Hawk™, Henke®, Tenco®, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard®  trademarks as well as other trademarks and trade names.

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

Schwarze equipment includes air, mechanical broom, and regenerative air sweepers, pothole patchers and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network. A portion of Schwarze’s sales includes truck chassis which are not manufactured by Schwarze. The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

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

VacAll produces catch basin cleaners and roadway debris vacuum systems. These units are powerful and versatile with uses including, but not limited to, removal of wet and dry debris, spill elimination, and cleaning of sludge beds. VacAll also offers a line of sewer cleaners. Its products are primarily sold through dealers to industrial and commercial contractors as well as governmental agencies. A portion of VacAll’s sales includes truck chassis which are not manufactured by the Company.

Nite-Hawk manufactures parking lot sweepers with unique and innovative hydraulic designs. By eliminating the auxiliary engine, Nite-Hawk sweepers have proven to be fuel-efficient, environmentally conscious, and cost-effective to operate. Nite-Hawk focuses mainly on and sells direct to parking lot contractors. A portion of Nite-Hawk’s sales includes truck chassis which are not manufactured by Nite-Hawk.

Henke designs and manufactures snow plows and heavy-duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

Tenco designs and manufactures a heavy duty line of snow removal equipment including snow plows, snow blowers, dump bodies and spreaders. Its products are primarily sold through independent dealers. End-users are governmental agencies, contractors and other industrial users.

North American Agricultural Division

Bush Hog, Rhino and Earthmaster equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary cutters, finishing mowers, flail mowers, disc mowers, ZTR ride-on mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. This equipment is primarily sold through farm equipment dealers, as well as original equipment manufacturers (“OEMs”) and other distributors.

In 2012, the backhoe operations at SMC were consolidated into the Company's agricultural facility in Gibson City, Illinois and front-end loaders for Bush Hog and Rhino were outsourced.
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

European Division

McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, as well as other tractor attachments and implements such as hydraulic backhoes, cultivators, subsoilers, buckets and other digger implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe and, to a lesser extent, throughout the world, through independent dealers and distributors.

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

Forges Gorce manufactures cutting blades which are sold to some of the Company’s subsidiaries as well as to other customers.

Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. Historically, the majority of Faucheux sales have been in France, but the Company has expanded market coverage to other countries.

Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France.

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe and North Africa, to governmental entities and related contractors. It also complements our product offerings in North America.

Replacement Parts
In addition to the sales of Herschel/Valu-Built replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 23%, 24% and 26% of the Company’s total sales for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in 2012 was mainly from lower replacement part sales in the Company's European division which was due to the weak economy that continues to affect Europe. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2012, the Company employed 132 people in its various engineering departments, 70 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $5,686,000 in 2012, $6,017,000 in 2011 and $5,774,000 in 2010. As a percentage of sales, research and development was approximately 0.9% in 2012, 1.0% in 2011 and 1.1% in 2010, and is expected to continue at similar levels in 2013.

Seasonality

The Company’s sales, both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is lower in harsh weather. The Company utilizes a rolling twelve-month sales forecast provided by the Company’s marketing departments and order backlog in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2012, the Company had unfilled customer orders of $124,453,000 compared to $119,923,000 at December 31, 2011. The 4% increase was primarily due to the positive impact of improved agricultural market conditions on Bush Hog and Rhino backlogs during the fourth quarter of 2012. The Company continues to be affected by soft market conditions and reduced government spending in parts of its Industrial and European divisions. Management expects that substantially all of the Company’s backlog as of December 31, 2012 will be shipped during fiscal year 2013. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2012, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

Patents and Trademarks

The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. In 2010, the Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage. The net book value of trademarks was $5,500,000 as of December 31, 2012 and 2011.

Products manufactured by the Company are advertised and sold under numerous trademarks. Alamo Industrial®, Terrain King®, Gradall®, VacAll®, Henke®, Bush Hog®, Rhino®, Earthmaster®, McConnel®, Bomford®, SMA®, Schwarze®, Nite-Hawk™, Tenco®, Tiger™, Schulte®, Forges Gorce™, Twose™, Faucheux™, Herschel®,Valu-Bilt®,  Rivard®, Rousseau™ and Spearhead™ trademarks are the primary marks for the Company’s products. The Company also owns other trademarks which it uses to a lesser extent, such as M&W®, SMC™, Fuerst®, Triumph®, Mott®, Turner®, and Dandl®. Management believes that the Company’s trademarks are well known in its markets and are valuable and that their value is increasing with the development of its business. The Company actively protects its trademarks against infringement and believes it has applied for or registered its trademarks in the appropriate jurisdictions.

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

Prior to December 31, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve was for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility. Monitoring of the test wells by the City of New Philadelphia as required by the Ohio EPA has shown no increase in contamination over the past 30 years and the Company was informed in the fourth quarter of 2012 that the wells were plugged during the second half of the year. Based on this information, the Company has determined that a reserve is no longer required.

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

Employees

As of December 31, 2012, the Company employed approximately 2,470 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 171 employees and will expire in March 9, 2014 and at the Tenco facility in Canada covering 55 employees which will expire on December 13, 2015. The Company’s European operations, McConnel, Bomford, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 846 employees. The Company considers its employee relations to be satisfactory.

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

The Company also makes available free of charge on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader® software to view the documents, which are in PDF format. In addition, the Company posts on its website its Charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Corporate Governance Policies and its Code of Conduct and Ethics for its directors, officers and employees. You can obtain a written copy of these documents, excluding exhibits, at no cost, by sending your request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal corporate office of the Company. The telephone number is (830) 379-1480 ext. 1621. The information on the Company’s website is not incorporated by reference into this report.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to hire and retain quality employees;

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels; and

•	impairment in the carrying value of goodwill.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	increase in unfunded pension plan liability due to financial market deterioration;

•	price and availability of critical raw materials, particularly steel and steel products;

•	increased competition;

•	our ability to develop and manufacture new and existing products profitably;

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and related contractors;

•	increased costs of complying with new regulations;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	the inability of our suppliers, customers, creditors, public utility providers and financial service organizations to deliver or provide their products or services to us;

•	abnormal seasonal factors in our industry;

•	legal actions and litigation;

•	changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

•	government actions, including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions; and

•	amount of farm subsidies and farm payments.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2013 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	60	President and Chief Executive Officer
Dan E. Malone	52	Executive Vice President and Chief Financial Officer
Robert H. George	66	Vice President, Secretary and Treasurer
Richard J. Wehrle	56	Vice President and Controller
Donald C. Duncan	61	Vice President and General Counsel
Geoffrey Davies	65	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard D. Pummell	66	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	53	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Dan E. Malone was appointed Executive Vice President, Chief Financial Officer on January 15, 2007. Prior to joining the Company, Mr. Malone held the position of Executive Vice President, Chief Financial Officer & Corporate Secretary at Igloo Products Corporation, a manufacturer of insulated consumer goods, from 2002 to January 2007. Mr. Malone was Vice President and Chief Financial Officer of The York Group, Inc. from 2000 to 2002, and held various financial positions from 1987 to 2000 with Cooper Industries, Inc. and its various subsidiaries.

Robert H. George joined the Company in May 1987 as Vice President and Secretary/Treasurer and has served the Company in various executive capacities since that time. Prior to joining the Company, Mr. George was Senior Vice President of Frost National Bank, a national bank association, from 1978 to 1987.

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

Geoffrey Davies, OBE and PhD, has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was elected Vice President of the Company in February 2003. From 1988 to 1993, Dr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

Richard D. Pummell was elected Vice President of Alamo Group Inc. in November 2009. Mr. Pummell joined the Company in 2005 as Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural division. Prior to joining the Company, Mr. Pummell was Vice President for Global Supply and General Manager of

Metso Minerals, a supplier of technology and services for mining, constructions, power generation, automation, recycling and pulp and paper industries.
.
Jeffery A. Leonard joined Alamo Group in September 2011 as Vice President of Alamo Group Inc. and Executive Vice President of Alamo Group (USA) Inc., in charge of the Industrial division. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, constructions, power generation, automation, recycling and pulp and paper industries.

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-

user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2012, goodwill was $31,648,000, which represents 8% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux, of $ 656,000 in 2012 and two of its French operations, SMA and Rousseau, of $1,898,000 in 2011 and no goodwill impairment in 2010. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting unit's fair value was above carrying value, it was not materially different. On December 31, 2012, there was approximately $6.8 million and $11.8 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

We have operations in a number of countries outside of the United States and we source raw materials and components globally. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

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

•	we may be unable to achieve expected cost reductions, to take advantage of cross-selling opportunities, or to eliminate redundant operations, facilities and systems;

•	we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	acquisitions may divert our management’s attention from the operation of our existing businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, an unconditional “no further action” letter will be requested which we may not receive.

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

Certain other properties of the Company contain asbestos that may have to be remediated over time and it could be additional expense to the Company.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2012 ranged from $34.07 to $26.20 per share, and during 2011 from $29.14 to $20.11 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2012, 12,036,979 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 431,805 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2013, the Board of Directors of the Company increased its quarterly dividend from $.06 per share to $.07 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2012, Capital Southwest Corporation, and its subsidiary Capital Southwest Venture Corporation, beneficially owned approximately 24% of our outstanding common stock and, Bgear LLC, Henry Crown and Company, Royce & Associates, LLC., and Dimensional Fund Advisors LP beneficially own approximately 31% of our outstanding common stock. As a result, either Capital Southwest or the other major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, each of Capital Southwest Venture Corporation, Capital Southwest Corporation and Duroc LLC, an affiliate of Bgear and Henry Crown and Company, were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012 we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of Capital Southwest and other major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2012, the Company utilized nine principal manufacturing plants located in the United States, six in Europe, two in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-end Loaders for Bush Hog
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-end Loaders and Backhoes and other implements for, Rhino, Bush Hog and OEM's
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
Salford Priors, England	106,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
St. Valerien, Quebec, Canada	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Englefeld, Saskatchewan, Canada	64,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Peschadoires, France	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Installation Facilities, Warehouses & Sales	100,000	Owned / Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	10,400	Owned	Corporate Office
Total	3,225,900

Approximately 95% of the manufacturing, warehouse and office space is owned. In July of 2012, the Company closed its SMC manufacturing facility located in Sioux Falls, South Dakota and consolidated the operations into the Company's Gibson City, Illinois facility. The Company is reviewing its options for the sale of the SMC plant and anticipates a gain on the sale of the facility when it occurs. The Company considers each of its facilities to be well maintained, in good operating condition and adequate for its present level of operations. The Company's Memphis warehouse totaling 28,000 sq. ft. was sold during the first quarter of 2013.
Item 3. Legal Proceedings

Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and off-site disposal locations, workplace safety and equal employment opportunities. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

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

Prior to December 31, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve was for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility. Monitoring of the test wells by the City of New Philadelphia as required by the Ohio EPA has shown no increase in contamination over the past 30 years and the Company was informed in the fourth quarter of 2012 that the wells were plugged during the second half of the year. Based on this information, the Company has determined that a reserve is no longer required.

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

Certain other properties of the Company contain asbestos that may have to be remediated over time. The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1 million dollars plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall is appealing the decision and has reserved the full amount.

Some of the former employees of SMA in Orleans, France, contested the severance offered by the Company as a result of the closure of that facility in 2010 and were awarded additional payments by a French labor court. The Company is appealing the award.

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 28, 2013, there were 12,046,979 shares of common stock outstanding, held by approximately 87 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 28, 2013, the closing price of the common stock on the New York Stock Exchange was $35.78 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2012				2011
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2012	$30.93	$25.51	$.06	March 31, 2011	$29.27	$25.32	$.06
June 30, 2012	34.23	29.40	.06	June 30, 2011	28.87	21.09	.06
September 30, 2012	34.00	27.07	.06	September 30, 2011	25.05	20.35	.06
December 31, 2012	34.63	29.66	.06	December 31, 2011	29.20	19.71	.06

On January 2, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.07 per share which was paid on January 30, 2013, to holders of record as of January 16, 2013. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2011 or in 2012. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2012, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P 500 index, and the Russell 2000 Index

$250
$200
$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Alamo Group Inc.
S&P 500
Russell 2000

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Russell Investment Group. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Alamo Group Inc.	100.00	83.58	97.70	160.25	156.64	191.35
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operations:
Net sales	$628,402	$603,593	$538,548	$454,825	$557,135
Income before income taxes	43,446	48,129	29,032	31,106	17,226
Net income	28,903	32,687	21,117	18,633	10,999
Percent of sales	4.6%	5.4%	3.9%	4.1%	2.0%
Earnings per share
Basic	2.43	2.76	1.79	1.80	1.12
Diluted	2.40	2.73	1.79	1.80	1.11
Dividends per share	0.24	0.24	0.24	0.24	0.24
Average common shares
Basic	11,899	11,848	11,782	10,330	9,847
Diluted	12,058	11,966	11,893	10,363	9,950
Financial Position:
Total assets	$404,339	$381,665	$370,983	$379,957	$386,132
Short-term debt and current maturities	588	1,190	2,319	5,453	4,186
Long-term debt, excluding current maturities	118	8,621	23,106	44,336	99,884
Stockholders’ equity	$310,286	$277,276	$253,260	$236,919	$184,312

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
And Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2012	2011	2010

North American
Industrial	$263,353	$229,594	$196,783
Agricultural	200,467	203,993	181,349
European	164,582	170,006	160,416
Total net sales	$628,402	$603,593	$538,548

Cost and profit margins, as percentages of net sales:

Cost of sales	77.2%	77.6%	78.3%
Gross profit	22.8%	22.4%	21.7%
Selling, general and administrative expenses	15.5%	15.3%	16.0%
Income from operations	7.2%	8.2%	5.7%
Income before income taxes	6.9%	8.0%	5.4%
Net income	4.6%	5.4%	3.9%

Results of Operations

Fiscal 2012 compared to Fiscal 2011

The Company’s net sales in the fiscal year ended December 31, 2012 (“2012”) were $628,402,000, an increase of $24,809,000 or 4.1% compared to $603,593,000 for the fiscal year ended December 31, 2011 (“2011”). The increase was mainly due to the acquisition of Tenco in October of 2011 and improved sales of mowing and vacuum truck equipment in the Industrial Division. The Company's Agricultural Division was slightly down as agricultural markets experienced slower growth as farmers remained cautious about the weak U.S. economy. Sales in the European Division were also down in 2012 compared to 2011 as governmental markets remained soft due to the economic slowdown that has continued to affect Europe.

North American Industrial sales (net) were $263,353,000 in 2012 compared to $229,594,000 in 2011, an increase of $33,759,000 or 14.7%. The increase was from the acquisition of Tenco which contributed $21,444,000 of sales in 2012 compared to $6,950,000 in 2011, and improved sales from VacAll vacuum trucks and mowing equipment from both the Alamo Industrial and Tiger branded products. Sales of excavators and street sweepers were negatively affected by slower markets resulting from continued budget pressures at governmental entities.

North American Agricultural sales (net) were $200,467,000 in 2012 compared to $203,993,000 in 2011, representing a decrease of $3,526,000 or 1.7%. The decrease was from market conditions and the summer drought that affected the Midwest part of the U.S. during the first nine months of 2012. However, preseason orders during the last quarter of 2012 for both Bush Hog and Rhino products were up compared to 2011. This improvement reflected strengthening in the agricultural sector by increases in commodity prices and farm incomes.

European sales (net) decreased $5,424,000 or 3.2% to $164,582,000 in 2012 compared to $170,006,000 in 2011. This decrease reflected soft governmental market conditions that affected this Division for all of 2012. French markets in particular were down as economic uncertainty in the European economy negatively affected product sales in France.

Gross margins for 2012 were $143,512,000 (22.8% of net sales) compared to $135,085,000 (22.4% of net sales) in 2011, an increase of $8,427,000. The increase was from the acquisition of Tenco in the amount of $4,378,000 and improved vacuum trucks and mowers sales in the Company's Industrial Division. Gross margin percentages also improved over last year as a result of continued improvements from efficiency initiatives which helped lower manufacturing costs.

Selling, general and administrative expenses (“SG&A”) were $97,507,000 (15.5% of net sales) in 2012 compared to $92,347,000 (15.3% of net sales) in 2011. The increase of $5,160,000 in SG&A in 2012 was primarily from the acquisition of Tenco in the amount of $3,515,000. During the fourth quarter of 2012, the Company incurred $2,420,000 in expenses relating to various litigation matters. These additional SG&A expenses were partially offset by the reversal of an environmental reserve at Gradall in the amount of $1,185,000.

The Company incurred goodwill impairment non-cash charges of $656,000 in 2012 and $1,898,000 in 2011. In 2012, the Company wrote off all the goodwill at its French company Faucheux. In 2011, the Company wrote off all of the goodwill pertaining to two of its French companies, SMA and Rousseau. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. All three companies are a part of its European Division.

Interest expense for 2012 was $1,620,000 compared to $2,422,000 in 2011, a decrease of $802,000 or 33.1% . The decrease came from reduced borrowings in 2012 compared to 2011 .
Other income net, was an expense of $517,000 during 2012 compared to income of $848,000 in 2011. The loss and gain in 2012 and 2011 were entirely from changes in exchange rates.
Provision for Income Taxes was $14,543,000 (33.5% of income before income taxes) for 2012 compared to $15,442,000 (32.1% of income before income taxes) in 2011. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended the research and development tax credits, the Company was not able to include in its 2012 financial statements, these tax credits. This benefit will be recognized in the first quarter of 2013.
Net Income for 2012 was $28,903,000 compared to $32,687,000 in 2011 due to the factors described above.

Fiscal 2011 compared to Fiscal 2010

The Company’s net sales in the fiscal year ended December 31, 2011 (“2011”) were $603,593,000, an increase of $65,045,000 or 12.1% compared to $538,548,000 for the fiscal year ended December 31, 2010 (“2010”). The increase was from improved unit sales in the North American Agricultural and Industrial segments along with higher sales of replacement parts world wide. The Company's sales for 2011 were also augmented by the acquisition of Tenco.

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

The Company recorded a $8,616,000 gain on bargain purchase during the fourth quarter of 2011 relating to the acquisition of Tenco. The purchase price consideration was approximately $5,933,000 plus the assumption of certain specified liabilities and other considerations.

Goodwill impairment for 2011 was a non-cash charge of $1,898,000 compared to none in 2010. In 2011, the Company wrote off all of the goodwill pertaining to two of its French companies, SMA and Rousseau in its European Division after performing its required impairment test review. The primary reason for the goodwill impairment in 2011 was the general economic downturn that continues to affect the Company's European operations.

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
Provision for Income Taxes was $15,442,000 (32.1% of income before income taxes) for 2011 compared to $7,915,000 (27.3% of income before income taxes) in 2010. Included in the 2010 tax provision is an $898,000 tax credit related to prior years’ research and development expenses.
Net Income for 2011 was $32,687,000 compared to $21,117,000 in 2010 due to the factors described above.

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

As of December 31, 2012, the Company had working capital of $228,672,000, which represents an increase of $28,136,000 from working capital of $200,536,000 as of December 31, 2011. The increase in working capital was primarily from cash and cash equivalents as the Company experienced solid cash flow from its operations .

Capital expenditures were $4,654,000 for 2012, compared to $5,766,000 for 2011. For 2013, capital expenditures are expected to be higher compared to 2012 levels due to plant expansions at both the Bomford facility in the U.K. and the Schulte facility in Canada. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2011 or in 2012. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

The Company has $26,581,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2012. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

During the fourth quarter of 2011, the Company announced its plans to close the SMC manufacturing facility located in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. The closure resulted in a pretax charge of $867,000 in redundancy costs. The Company completed the consolidation in July of 2012 with no additional costs. The Company listed for the sale the SMC plant and anticipates a gain on the sale of the facility when it occurs.

Net cash provided by operating activities was $51,263,000 for 2012, compared to $10,667,000 for 2011. The increase of cash from operating activities resulted primarily from reductions in accounts receivable and inventory levels and to a lesser extent increases in accounts payable and accrued liabilities.

Net cash used by financing activities was $9,942,000 for 2012, compared to net cash used of $19,071,000 for 2011. The decrease in financing activities in 2012 was from repayments of amounts borrowed from our bank credit facility due to cash provided by operating activities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2012, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of December 31, 2012, no amounts were outstanding under the revolving credit facility. On December 31, 2012, $1,335,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $98,665,000 in available borrowings.

Alamo Group Europe Limited renewed its facility with Lloyd’s TSB Bank plc.. The facility was renewed effective November 12, 2012 and any outstanding balance would bear interest at Lloyd’s Base Rate plus 2.0% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2012, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros, for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of December 31, 2012, 238,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of December 31, 2012, the Company is in compliance with the terms and conditions of its credit facilities.

Management believes the bank credit facilities and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

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

Recent Accounting Pronouncements and Legislative Changes

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATR Act”) which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the ATR Act are recognized in 2013.

In December 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company's interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

 The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require public disclosure beginning with calendar year 2013. We have determined that we are subject to the rules and are evaluating our supply chain and continue to develop processes to assess the impacts and comply with the regulation.

In July 2012, the FASB amended its guidance to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment becomes effective for the Company's interim period ending March 31, 2013 and early adoption is permitted. We have elected to adopt this guidance for the year ended December 31, 2012 and this guidance did not have a material impact on our financial statements.

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

Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2012:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$312	$312	$—	$—	$—
Capital lease obligations	394	276	118	—	—
Interest obligations	32	29	3	—	—
Operating lease obligations	3,355	1,352	1,632	347	24
Purchase obligations	76,338	76,338	—	—	—
Total	$80,431	$78,307	$1,753	$347	$24

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.

(C)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2012.

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

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $3,077,000 on December 31, 2012, and $3,215,000 on December 31, 2011. The decrease was mainly from the Company’s Agricultural Division.

Sales Discounts

On December 31, 2012, the Company had $15,005,000 in reserves for sales discounts compared to $14,567,000 on December 31, 2011 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the 2012 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2013. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $9,099,000 on December 31, 2012 and $7,630,000 on December 31, 2011 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the U.S. Agricultural Division and the European Division, specifically its French operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,007,000 on December 31, 2012 and $5,083,000 on December 31, 2011. The decrease was mainly from the Company’s Industrial Division.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2012, goodwill was $31,648,000, which represents 8% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux of $ 656,000 in 2012 and at two of its French operations, SMA and Rousseau of $1,898,000 in 2011 and no goodwill impairment in 2010. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting unit's fair value was above carrying value, it was not materially different. On December 31, 2012, there was approximately $6.8 million and $11.8 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze and Rivard, reporting unit's carrying value is not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge. See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge over 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2012, the Company had $2,409,000 outstanding in forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $361,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

On December 31, 2012, the fair value of these agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a loss of $142,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. On December 31, 2012, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of $5,275,000. Comparatively, on December 31, 2011, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,816,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2012 was a loss of $4,445,000 . On December 31, 2012, the British pound closed at 0.6155 relative to the U.S. dollar, and the Euro closed at 0.7579 relative to the U.S. dollar. By comparison, on December 31, 2011, the British pound closed at 0.6434 relative to the U.S. dollar, and the Euro closed at 0.7716 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2012 average interest rate under these borrowings, the Company’s 2012 interest expense would have changed by approximately $520,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability which creates a level of uncertainty.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 41 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 41 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10, by reference, that portion of the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which appears therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

Item 11. Executive Compensation

There is incorporated in this Item 11, by reference, that portion of the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears under the caption “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” Compensation Committee Report” and “Director Compensation during 2012.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2012, the last day of Alamo Group Inc.’s 2012 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
Amended and Restated 1994 Incentive Stock Option Plan	39,580	$13.94	—
First Amended and Restated 1999 Non-Qualified Stock Option Plan	49,700	$17.66	—
2005 Incentive Stock Option Plan	291,150	$22.89	109,600
2009 Equity Incentive Plan	51,375	$23.04	322,750
Total	431,805		432,350

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2012. In 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances on December 31, 2012 and 2011 were $115,000 and $184,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated September 4, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 2.1 to Form 8-K, September 10, 2009, as amended by Form 8-K/A, November 9, 2009
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 10K, March 10, 2009
10.1	—	Loan Agreement, dated April 30, 1969, between Douglass Industries, Inc. and Capital Southwest Corporation	Filed as Exhibit 10.6 to Form S-1, February 5, 1993
10.2	—	First Amendment to Loan Agreement, dated February 12, 1970, between Engler Manufacturing Corporation (formerly known as Douglass Industries, Inc.) and Capital Southwest Corporation	Filed as Exhibit 10.7 to Form S-1, February 5, 1993
10.3	—
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
Filed as Exhibit 10.9 to Form S-1, February 5, 1993
10.5	—	Warrant Agreement, dated November 25, 1991, between Alamo Group Inc. and Capital Southwest Corporation	Filed as Exhibit 10.11 to Form S-1, February 5, 1993
10.6	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.7	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.8	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.9	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.10	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.11	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.12	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.13	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.14		Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, August 25, 2004

10.15	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.16	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.17	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.18	—
Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank
Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.19	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.20		Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8K, March 28, 2011
*10.21	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.22	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.23	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.24	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.25	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.26		Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2011
*10.27		Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8K, January 18, 2011
*10.28		Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8K, March 11, 2011
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 11, 2013
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 11th day of March, 2013.

Signature	Title

/s/ JAMES B. SKAGGS James B. Skaggs	Chairman of the Board & Director

/s/ RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/ DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/ RODERICK R. BATY Roderick R. Baty	Director

/s/ HELEN W. CORNELL Helen W. Cornell	Director

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/ DAVID W. GRZELAK David W. Grzelak	Director

/s/ GARY L. MARTIN Gary L. Martin	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2012, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 11, 2013	/s/ Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Executive Vice President &
Chief Financial Officer

/s/ Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-years ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
San Antonio, Texas
March 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-years ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the three-years ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
San Antonio, Texas
March 11, 2013

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$48,291	$10,288
Accounts receivable, net	140,268	143,934
Inventories	108,758	114,523
Deferred income taxes	3,824	3,502
Prepaid expenses	5,659	3,157
Income tax receivable	—	937
Total current assets	306,800	276,341

Property, plant and equipment	146,454	148,160
Less: Accumulated depreciation	(89,653)	(86,034)
	56,801	62,126

Goodwill	31,648	31,751
Intangible assets	5,500	5,500
Deferred income taxes	2,593	4,921
Other assets	997	1,026
Total assets	$404,339	$381,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,641	$40,782
Income taxes payable	4,045	2,617
Accrued liabilities	31,601	30,573
Current maturities of long-term debt and capital lease obligations	588	1,190
Deferred income taxes	253	643
Total current liabilities	78,128	75,805

Long-term debt and capital lease obligation, net of current maturities	118	8,621
Accrued pension liabilities	9,871	10,792
Other long-term liabilities	3,646	4,319
Deferred income taxes	2,290	4,852
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized;12,028,354 and 11,902,729 issued at December 31, 2012 and December 31, 2011, respectively	1,203	1,190
Additional paid-in capital	88,660	85,704
Treasury stock, at cost: 42,600 shares at December 31, 2012 and December 31, 2011	(426)	(426)
Retained earnings	222,480	196,431
Accumulated other comprehensive income (loss)	(1,631)	(5,623)
Total stockholders’ equity	310,286	277,276
Total liabilities and stockholders’ equity	$404,339	$381,665

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Net sales:
North American
Industrial	$263,353	$229,594	$196,783
Agricultural	200,467	203,993	181,349
European	164,582	170,006	160,416
Total net sales	628,402	603,593	538,548
Cost of sales	484,890	468,508	421,634
Gross profit	143,512	135,085	116,914

Selling, general and administrative expenses	97,507	92,347	86,041
Gain on bargain purchase	—	(8,616)	—
Goodwill impairment	656	1,898	—
Income from operations	45,349	49,456	30,873

Interest expense	(1,620)	(2,422)	(3,664)
Interest income	234	247	1,533
Other income (expense), net	(517)	848	290
Income before income taxes	43,446	48,129	29,032

Provision for income taxes	14,543	15,442	7,915
Net income	$28,903	$32,687	$21,117

Net income per common share:
Basic	$2.43	$2.76	$1.79
Diluted	$2.40	$2.73	$1.78
Average common shares:
Basic	11,899	11,848	11,782
Diluted	12,058	11,966	11,893

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2009	11,747	$1,179	$82,721	$(426)	$148,298	$5,147	$236,919
Net income	—	—	—	—	21,117	—	21,117
Translation adjustment	—	—	—	—	—	(3,727)	(3,727)
Unrealized derivative gain, net of taxes	—	—	—	—	—	641	641
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(528)	(528)
Stock-based compensation	—	—	674	—	—	—	674
Issuance of stock for acquisition	—	—	—	—	—	—	—
Exercise of stock options	83	8	982	—	—	—	990
Dividends paid ($.24 per share)	—	—	—	—	(2,826)	—	(2,826)
Balance at December 31, 2010	11,830	$1,187	$84,377	$(426)	$166,589	$1,533	$253,260
Net income	—	—	—	—	32,687	—	32,687
Translation adjustment	—	—	—	—	—	(2,788)	(2,788)
Unrealized derivative gain, net of taxes	—	—	—	—	—	144	144
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(4,512)	(4,512)
Tax effect of non-qualified stock options	—	—	63	—	—	—	63
Stock-based compensation	—	—	986	—	—	—	986
Exercise of stock options	30	3	278	—	—	—	281
Dividends paid ($.24 per share)	—	—	—	—	(2,845)	—	(2,845)
Balance at December 31, 2011	11,860	$1,190	$85,704	$(426)	$196,431	$(5,623)	$277,276
Net income	—	—	—	—	28,903	—	28,903
Translation adjustment	—	—	—	—	—	4,445	4,445
Net actuarial (loss) arising during period net of taxes	—	—	—	—	—	(453)	$(453)
Tax effect of non-qualified stock options	—	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	940	—	—	—	940
Exercise of stock options	126	13	2,118	—	—	—	2,131
Dividends paid ($.24 per share)	—	—	—	—	(2,854)	—	(2,854)
Balance at December 31, 2012	11,986	$1,203	$88,660	$(426)	$222,480	$(1,631)	$310,286

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

Net Income	$28,903	$32,687	$21,117
Other Comprehensive earnings, net of tax:
Foreign Currency translation adjustments	4,445	(2,788)	(3,727)
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	144	641
Post retirement adjustments:
Net gains (losses) arising during the period	(453)	(4,512)	(528)
Other comprehensive income (loss)	3,992	(7,156)	(3,614)
Comprehensive Income	$32,895	$25,531	$17,503

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities
Net income	$28,903	$32,687	$21,117
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	253	992	1,112
Depreciation	9,948	10,418	10,558
Amortization of intangibles	—	—	342
Amortization of debt issuance	126	188	375
Gain on bargain purchase	—	(8,616)	—
Goodwill impairment charge	656	1,898	—
Stock-based compensation	940	985	674
Excess tax benefits from stock-based payment arrangements	102	(63)	—
Provision for deferred income tax expense (benefit)	(405)	850	(6,384)
Gain (Loss) on sale of equipment	155	(263)	(833)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,770	(15,152)	(16,615)
Inventories	6,932	(8,680)	24,603
Prepaid expenses and other	(2,376)	(72)	(1,061)
Trade accounts payable and accrued liabilities	960	(4,162)	9,133
Income taxes payable	2,338	397	(268)
Other assets and liabilities, net	(2,039)	(740)	(876)
Net cash provided by operating activities	51,263	10,667	41,877

Investing Activities
Acquisitions, net of cash acquired	—	(6,536)	—
Purchase of property, plant and equipment	(4,654)	(5,766)	(4,980)
Proceeds from sale of property, plant and equipment	564	440	2,014
Net cash used in investing activities	(4,090)	(11,862)	(2,966)

Financing Activities
Net change in bank revolving credit facility	(7,000)	(14,000)	(20,000)
Principal payments on long-term debt and capital leases	(2,117)	(2,570)	(4,545)
Proceeds from issuance of long-term debt	—	—	368
Dividends paid	(2,854)	(2,845)	(2,826)
Proceeds from sale of common stock	2,131	281	990
Excess tax benefits from stock-based payment arrangements	(102)	63	—
Net cash provided by (used in) financing activities	(9,942)	(19,071)	(26,013)

Effect of exchange rate changes on cash	772	311	(429)
Net change in cash and cash equivalents	38,003	(19,955)	12,469
Cash and cash equivalents at beginning of the year	10,288	30,243	17,774
Cash and cash equivalents at end of the year	$48,291	$10,288	$30,243

Cash paid during the year for:
Interest	$1,837	$2,295	$3,597
Income taxes	13,533	15,247	12,999
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

Certain reclassifications have been made to 2010 in order to conform to the 2012 and 2011 presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the period.  Freight billed to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of revenue and cost of sales for the years ended December 31, 2012, 2011 and 2010 resulted in an increase of approximately $15.3 million, $15.6 million and $14.0 million, respectively, with no impact on reported net income.

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
The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. On December 31, 2012, the Company had $2,409,000 in outstanding forward exchange contracts related to sales. The unrealized loss of the December 31, 2012 contracts that the Company expects to incur during the first quarter of 2013 is approximately $88,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2012, 2011 and 2010, such transactions netted gains (losses) of $(476,000), $816,000, and $265,000, respectively.
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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2012, goodwill was $31,648,000, which represents 8% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux of $ 656,000 in 2012 and two of its French operations, SMA and Rousseau of $1,898,000 in 2011 and no goodwill impairment in 2010. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting unit's fair value was above carrying value, it was not materially different. On December 31, 2012, there was approximately $6.8 million and $11.8 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze and Rivard, reporting unit's carrying value is not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

The Company’s definite-lived intangible assets consist of trade names. The net book value of the trademarks was $5,500,000 as of December 31, 2012 and 2011. During the fourth quarter of 2010, the Company wrote off $224,000 in older patents which the Company believes no longer provide a competitive advantage.

Intangible assets with indefinite useful lives not subject to amortization consist of the Gradall trade name valued at $3,600,000 and the Bush Hog trade name valued at $1,900,000 on December 31, 2012.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 334 former employees and 134 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 242 former employees and 88 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company recognizes the funded status of the defined benefit pension plans as a liability in its statement of financial position and recognizes any changes in that funded status in the year in which the changes occur through other comprehensive income.

Related Party Transactions

There were no reportable relationships or related party transactions for the years ended December 31, 2012 and 2011. In1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance on December 31, 2012 and 2011 was $115,000 and $184,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. From time to time, revenue is recognized under a bill and hold arrangement. Revenue recognized under bill and hold arrangements for 2012, 2011, and 2010 was immaterial.

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

The book value of capitalized software net of depreciation is approximately $1,092,000 and $1,320,000 on December 31, 2012 and December 31, 2011, respectively. Software depreciation expense was $676,000, $822,000 and $749,000 in 2012, 2011 and 2010, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2012, 2011 and 2010 was approximately $6,353,000, $6,441,000 and $5,135,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $5,686,000, $6,017,000, and $5,774,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2012, 2011, and 2010:

	December 31,
	2012	2011	2010

Risk-free interest rate	1.44%	2.64%	3.04%
Dividend yield	1.2%	1.2%	1.2%
Volatility factors	46.7%	46.7%	44.3%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2012 and 2011.

2. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2012	2011	2010

Net income	$28,903	$32,687	$21,117

Average common shares:
Basic (weighted-average outstanding shares)	11,899	11,848	11,782
Dilutive potential common shares from stock options	159	118	111
Diluted (weighted-average outstanding shares)	12,058	11,966	11,893

Basic earnings per share	$2.43	$2.76	$1.79

Diluted earnings per share	$2.40	$2.73	$1.78

Stock options totaling 38,954 shares in 2012, 78,337 shares in 2011, and 133,700 shares in 2010 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2012
Allowance for doubtful accounts	$3,215	$253	$113	$(504)	$3,077
Reserve for sales discounts	14,567	65,481	(16)	(65,027)	15,005
Reserve for inventory obsolescence	7,630	2,998	79	(1,608)	9,099
Reserve for warranty	5,083	6,646	82	(6,804)	5,007
2011
Allowance for doubtful accounts	$2,852	$995	$(65)	$(567)	$3,215
Reserve for sales discounts	11,903	62,935	9	(60,280)	14,567
Reserve for inventory obsolescence	7,506	3,403	(123)	(3,156)	7,630
Reserve for warranty	5,554	6,070	17	(6,558)	5,083
2010
Allowance for doubtful accounts	$2,548	$1,112	$(81)	$(727)	$2,852
Reserve for sales discounts	3,803	51,813	(2)	(43,711)	11,903
Reserve for inventory obsolescence	9,060	2,811	(230)	(4,135)	7,506
Reserve for warranty	5,972	7,225	(173)	(7,470)	5,554

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

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $3,077,000 on December 31, 2012, and $3,215,000 on December 31, 2011. The decrease was mainly from the Company’s Agricultural Division.

Sales Discounts

On December 31, 2012, the Company had $15,005,000 in reserves for sales discounts compared to $14,567,000 on December 31, 2011 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2013. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $9,099,000 on December 31, 2012 and $7,630,000 on December 31, 2011 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the U.S. Agricultural Division and the European Division, specifically its French operations. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,007,000 on December 31, 2012 and $5,083,000 on December 31, 2011. The decrease was mainly from the Company’s Industrial Division.

4. INVENTORIES

      Inventories valued at LIFO represented 56% and 61% of total inventory for the years ended December 31, 2012 and 2011, respectively. The excess of current costs over LIFO-valued inventories was $8,975,000 and $9,459,000 on December 31, 2012 and December 31, 2011, respectively. (The $484,000 decrease in LIFO reserve during 2012 came from reductions in inventory levels within U.S. operations. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2012, was a decrease to cost of sales of $484,000, and a increase in 2011 of $1,805,000 and a increase in 2010 of $1,452,000.) Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2012	2011
Finished goods and parts	$93,095	$90,444
Work in process	7,922	10,570
Raw materials	7,741	13,509
	$108,758	$114,523

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2012	2011	Useful Lives
Land	$8,576	$8,897
Buildings and improvements	59,309	59,189	10-20 yrs.
Machinery and equipment	57,320	59,200	3-15 yrs.
Office furniture and equipment	5,984	5,877	3-7 yrs.
Computer software	10,602	10,368	2-7 yrs.
Transportation equipment	4,663	4,629	3 yrs.
	146,454	148,160
Accumulated depreciation	(89,653)	(86,034)
	$56,801	$62,126

Property, plant and equipment on December 31, 2012 and December 31, 2011 include $16,738,000 and $16,772,000, respectively, for items listed above that are held under capital leases. Accumulated depreciation relating to the capital leases on December 31, 2012 and 2011 was $7,910,000 and $8,003,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2010, 2011 and 2012 are as follows:

(in thousands)
Balance at December 31, 2009	$35,207
Translation adjustment	(1,134)
Goodwill impairment	—
Balance at December 31, 2010	$34,073
Translation adjustment	(424)
Goodwill impairment	$(1,898)
Balance at December 31, 2011	$31,751
Translation adjustment	553
Goodwill impairment	(656)
Balance at December 31, 2012	$31,648

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2012	2011
Salaries, wages and bonuses	$12,433	$13,956
Warranty	5,007	5,083
State taxes	4,922	4,473
Other	9,239	7,061
	$31,601	$30,573

8. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2012	2011
Bank revolving credit facility	$—	$7,000
Capital lease obligations	394	646
Other notes payable	312	2,165
Total debt	706	9,811
Less current maturities	588	1,190
Total long-term debt	$118	$8,621

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is$100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2012, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of December 31, 2012, no amounts were outstanding under the revolving credit facility. On December 31, 2012, $1,335,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in $98,665,000 in available borrowings.

Alamo Group Europe Limited renewed its facility with Lloyd’s TSB Bank plc.. The facility was renewed effective November 12, 2012 and any outstanding balance would bear interest at Lloyd’s Base Rate plus 2.0% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of December 31, 2012, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional annual lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros, for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of December 31, 2012, 238,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company. The Company’s borrowing levels for working capital are seasonal with the greatest utilization generally occurring in the first and second quarter.

As of December 31, 2012, the Company is in compliance with the terms and conditions of its credit facilities.

The aggregate maturities of long-term debt, as of December 31, 2012, are as follows: $588,000 in 2013; $109,000 in 2014; $9,000 in 2015; and zero thereafter.

The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

9. DERIVATIVES AND HEDGING
Most of the Company’s outstanding debt is advanced from a revolving credit facility that accrues interest at a contractual margin over current market interest rates.  The Company’s financing costs associated with this credit facility can materially change with market increases and decreases of short-term borrowing rates, specifically London Interbank Offered Rate (“LIBOR”).  During the second quarter of 2007, the Company entered into two interest rate swap agreements with JPMorgan that hedged future cash flows related to its outstanding debt obligations.  One swap had a three-year term and fixed the LIBOR base rate at 4.910% covering $20 million of this debt, which expired on March 31, 2010.  The other had a four-year term and fixed the LIBOR base rate at 4.935% covering an additional $20 million of these variable rate borrowings and expired on March 31, 2011.  At December 31, 2012 there was zero liability related to the expired interest rate swaps.

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

11. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2012	2011	2010
Income before income taxes:
Domestic	$29,390	$28,109	$15,639
Foreign	14,056	20,020	13,393
	$43,446	$48,129	$29,032

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2012	2011	2010
Current:
Domestic	$9,273	$7,771	$8,995
Foreign	4,919	5,682	3,851
State	756	1,139	1,453
	14,948	14,592	14,299
Deferred:
Domestic	(192)	397	(5,308)
Foreign	(363)	331	(284)
State	150	122	(792)
	(405)	850	(6,384)
Total income taxes	$14,543	$15,442	$7,915

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income loss before income taxes consist of the following:

	December 31,
(in thousands)	2012	2011	2010
Domestic statutory rate at 35% (34% for 2011 and 2010)	$15,206	$16,364	$9,871
Increase (reduction) from:
Jurisdictional rate differences	(1,477)	(1,315)	(986)
Goodwill impairment	157	633	—
Valuation allowance	825	—	—
Stock based compensation	214	161	135
U.S. state taxes	589	740	436
Domestic Production Deduction	(948)	(796)	(744)
R&E Credit	(130)	(252)	(1,068)
Other, net	107	(93)	271
Provision for income taxes	$14,543	$15,442	$7,915
Effective tax rate	33%	32%	27%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2012	2011
Deferred income tax assets:
Inventory basis difference	$1,475	$1,464
Accounts receivable reserve	299	320
Stock based compensation	614	518
Pension liability	3,595	3,839
Employee benefit accrual	459	382
Environmental reserve	—	450
Product liability and warranty reserves	1,120	797
Expenses not deductible for tax purposes	487	—
Foreign net operating loss	1,608	374
State net operating loss	82	279
Other	3	—

Total deferred income tax assets	$9,742	$8,423
Less: Valuation allowance	(825)	—

Net deferred income tax assets	$8,917	$8,423

Deferred income tax liabilities:
Inventory basis differences	$(253)	$(246)
Depreciation	(2,867)	(3,924)
Intangible assets	(1,011)	(710)
Deferred revenue	(135)	(218)
Expenses not deductible for tax purposes	(777)	(397)

Total deferred income tax liabilities	$(5,043)	$(5,495)

Net deferred income tax assets	$3,874	$2,928

As of December 31, 2012, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions' net operating loss carryforwards are in the approximate amount of $10.6 million with an unlimited carryforward period. The Company also has U.S. state net operating loss carryforwards in the approximate amount of $3.5 million which expire from 2014 to 2028.

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

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2012, the cumulative undistributed earnings of these subsidiaries approximated $125,731,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. During the 3rd quarter of 2010, the Company completed a research and development credit study (R&D study) related to prior year tax returns. The R&D study resulted in tax credits of approximately $1,100,000. The Company has recorded an unrecognized tax benefit in the amount of $193,000 as of December 31, 2010. In 2011, the Company recorded an additional R&D tax credit of $252,000 for federal and $164,000 for state, and recorded an additional unrecognized tax benefit of approximately $42,000 that if recognized would affect our annual effective tax rate. In 2012, an additional $22,000 was added to the reserve related to the 2011 R&D credit. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

	December 31,
	2012	2011
Balance as of beginning of year	$235,000	$193,000
Additions for tax positions related to the current year	—	42,000
Additions for tax positions related to prior years	22,000	—
Balance as of end of year	$257,000	$235,000

As of December 31, 2012 and 2011, there were $257,000 and $235,000, respectively, of unrecognized tax benefits that if recognized would affect our annual effective tax rate.

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2012, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2008 through 2012. The Company's open tax years for its foreign income tax returns are for the tax years ended 2008 through 2012.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act will be recognized in the Company's provision for income taxes in the first quarter of 2013. The company expects that a benefit in the range of $300,000 to $400,000 will be recognized related to the enactment in the first quarter of 2013.

12. COMMON STOCK

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2011 or 2012. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

Subsequent to December 31, 2012, the Company declared and paid a dividend of $0.07 per share.

13. STOCK OPTIONS

Incentive Options

On April 28, 1994, the stockholders approved the 1994 Incentive Stock Option Plan (“1994 ISO Plan”) for key employees. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted would not be less than the fair market value of the common stock at the date the option is granted. There are 39,580 shares outstanding under this option plan. No further option grants can be made under this plan.

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2012, 2011 and 2010, options to purchase 61,000 shares, 35,000 shares and 19,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2012		2011		2010
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	377,480	$19.27	360,130	$18.29	345,480	$18.73
Granted	61,000	32.76	35,000	26.45	19,000	24.69
Exercised	(99,650)	19.26	(15,650)	12.03	(4,350)	12.98
Canceled	(8,100)	17.20	(2,000)	24.69	—	—
Options outstanding at end of year	330,730	21.82	377,480	19.27	360,130	18.29
Options exercisable at end of year	192,830	$19.48	243,180	$19.32	209,530	$18.86
Options available for grant at end of year	109,600		162,500		195,500
*Weighted Averages

 Options outstanding and exercisable at December 31, 2012 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	104,480	4.85	$12.39	69,480	$12.87
$19.79 - $26.45	226,250	6.97	$26.17	123,350	$23.21
Total	330,730			192,830
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2012, 2011, and 2010 were $14.76, $12.50 and $11.40, respectively. As of December 31, 2012, there was $1,048,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2012		2011		2010
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	112,800	$18.62	102,400	$15.62	186,000	$14.57
Granted	—	—	30,000	26.45	—	—
Exercised	(23,100)	13.62	(14,600)	11.45	(78,600)	12.52
Cancelled	—	—	(5,000)	25.18	(5,000)	25.18
Options outstanding at end of year	89,700	19.91	112,800	18.62	102,400	15.62
Options exercisable at end of year	38,100	$21.91	37,400	$19.57	30,300	$20.79
Options available for grant at end of year	322,750		320,500		364,000
*Weighted Averages

Options outstanding and exercisable as of December 31, 2012 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $12.10	37,200	7.00	$11.45	9,600	$11.45
$13.96 - $19.79	—	—	—	—	—
$25.02 - $26.45	52,500	7.24	$25.90	28,500	$25.43
Total	89,700			38,100
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2011 were $12.50. There were no options granted in 2012 or 2010. As of December 31, 2012, there was $273,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2012, 2011 and 2010 there were 23,100, 14,600, and 78,600 non-qualified options, respectively, were exercised, $315,000, $167,000, and $984,000 of cash receipts were received, respectively, and tax deductions of $284,000, $178,000, and $796,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	2012		2011		2010
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	19,750	$22.96	9,000	$15.86	8,000	$11.45
Granted	—	—	13,500	26.08	3,000	24.69
Exercised	(6,125)	21.13	(2,750)	15.06	(2,000)	11.45
Cancelled	(2,250)	21.45	—	—	—	—
Options outstanding at end of year	11,375	24.24	19,750	22.96	9,000	15.86

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2012, 2011, and 2010 were 2.65, 3.48 and 3.33, respectively. As of December 31, 2012, there was $98,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

14. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 334 former employees and 134 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 242 former employees and 88 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

 The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2012
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,454	$19,238	$29,692
Service cost	10	4	14
Interest cost	411	788	1,199
Liability actuarial (gain)/loss	549	1,619	2,168
Benefits paid	(638)	(726)	(1,364)
Benefit obligation at end of year	10,786	20,923	31,709
Change in fair value of plan assets
Fair value of plan assets at beginning of year	6,663	12,237	18,900
Return on plan assets	937	1,722	2,659
Employer contributions	728	915	1,643
Benefits paid	(638)	(726)	(1,364)
Fair value of plan assets at end of year	7,690	14,148	21,838
Underfunded status – December 31, 2012	$(3,096)	$(6,775)	$(9,871)
Accumulated benefit obligation – December 31, 2012	$10,786	$20,923	$31,709

	Year Ended December 31, 2011
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,511	$16,427	$25,938
Service cost	8	4	12
Interest cost	469	858	1,327
Liability actuarial (gain)/loss	1,098	2,651	3,749
Benefits paid	(632)	(702)	(1,334)
Benefit obligation at end of year	10,454	19,238	29,692
Change in fair value of plan assets
Fair value of plan assets at beginning of year	6,303	12,485	18,788
Return on plan assets	(73)	(65)	(138)
Employer contributions	1,065	519	1,584
Benefits paid	(632)	(702)	(1,334)
Fair value of plan assets at end of year	6,663	12,237	18,900
Underfunded status – December 31, 2011	$(3,791)	$(7,001)	$(10,792)
Accumulated benefit obligation – December 31, 2011	$10,454	$19,238	$29,692

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

The underfunded status of the plans were $9,871,000 and $10,792,000 as of December 31, 2012 and 2011, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2012	2011	2012	2011
Discount rate	3.55%	4.06%	3.70%	4.18%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2012	2011	2012	2011
Discount rate	4.06%	5.12%	4.18%	5.30%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2012
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$10	$4	$14
Interest cost	411	788	1,199
Expected return on plan assets	(520)	(951)	(1,471)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	280	379	659
Net periodic benefit cost	$181	$220	$401

	Year Ended December 31, 2011
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	469	858	1,327
Expected return on plan assets	(514)	(963)	(1,477)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	117	77	194
Net periodic benefit cost	$80	$(24)	$56

 The Company estimates that $703,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2013.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2012	2011	2012	2011
Equity securities	55%	56%	55%	56%
Debt securities	38%	38%	38%	38%
Short-term investments	2%	1%	2%	1%
Other	5%	5%	5%	5%
Total	100%	100%	100%	100%

As of December 31, 2012, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2012: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input were observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31:

(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$—	$—	$—	$—
Mid Cap	1,376	1,376
Large Cap	7,126	7,126
International	2,201	2,201

Common/Collective:
Liability Driven Solution	3,074		3,074
Wells Fargo International Equity Index Fund	1,097		1,097
Wells Fargo Thornburg International	1,103		1,103
Wells Fargo Large Cap Growth Index Fund	1,216		1,216
Wells Fargo Large Cap Value Index Fund	1,210		1,210
Wells Fargo Multi-Manager Small Cap	1,481		1,481
Wells Fargo Russell 2000 Index Fund	708		708
Wells Fargo S&P Mid Cap Index Fund	825		825

Cash & Short-term Investments	421	421
Total	$21,838	$11,124	$10,714	$—

(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$1,321	$1,321	$—	$—
Mid Cap	1,238	1,238
Large Cap	7,130	7,130
International	1,835	1,835

Common/Collective:
Liability Driven Solution	2,614	—	2,614	—
Wells Fargo International Equity Index Fund	906		906
Wells Fargo Large Cap Growth Index Fund	1,085		1,085
Wells Fargo Large Cap Value Index Fund	1,108		1,108
Wells Fargo Russell 2000 Index Fund	656		656
Wells Fargo S&P Mid Cap Index Fund	734		734

Cash & Short-term Investments	265	265
Total	$18,892	$11,789	$7,103	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2012 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2012. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2013	$654	$798	$1,452
2014	653	861	1,514
2015	643	891	1,534
2016	644	927	1,571
2017	645	1,017	1,662
Years 2018 through 2022	$3,214	$5,938	$9,152

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

In connection with the initiation of the SERP, the Company had an unfunded long-term liability of $1,964,301, a deferred tax asset of $746,000 and $1,218,301 in accumulated other comprehensive income.  The $1,964,301 includes prior service cost which will be amortized over the average remaining service periods of the employees.  The prior service cost is included as a component of net periodic pension cost.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2012 and 2011 is shown below in thousands:

	Year Ended December 31,
(in thousands)	2012	2011
Benefit obligation at January 1,	$2,584	$—
Service cost	101	108
Interest cost	104	103
Liability actuarial (gain)/loss	268	409
Plan Amendments	—	1,964
Benefit obligation at December 31,	$3,057	$2,584

The components of net periodic pension expense were as follows in thousands:

	Year Ended December 31,
(in thousands)	2012	2011
Service Cost	$101	$108
Interest Cost	104	103
Amortization of Prior Service Cost	287	264
Net Periodic Benefit Cost	$492	$475

The Company estimates that $327,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2013.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2012	2011
Discount rate	3.37%	4.04%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2012	2011
Discount rate	4.04%	5.28%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2013	$41
2014	43
2015	50
2016	99
2017	137
Years 2018 through 2022	$1,229

Defined Contribution Plans

The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Retirement Plan (“IAM Plan”). The Company contributed $388,000 and $356,000 to the IAM Plan for the plan years ended December 31, 2012 and 2011, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2012, 2011 and 2010 were $1,678,000, $992,000, and $481,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $696,000, $676,000, and $607,000 for the year ended December 31, 2012, 2011 and 2010, respectively.

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2012, 2011 and 2010:

	December 31,
(in thousands)	2012	2011	2010
Net Revenue
North American Industrial	$263,353	$229,594	$196,783
North American Agricultural	200,467	203,993	181,349
European	164,582	170,006	160,416
Consolidated	$628,402	$603,593	$538,548
Income from Operations
North American Industrial	$19,313	$24,649	$8,513
North American Agricultural	18,319	16,644	10,073
European	7,717	8,163	12,287
Consolidated	$45,349	$49,456	$30,873
Goodwill
North American Industrial	$13,418	$13,316	$13,316
North American Agricultural	—	—	—
European	18,230	18,435	20,757
Consolidated	$31,648	$31,751	$34,073
Total Identifiable Assets
North American Industrial	$153,234	$144,763	$120,293
North American Agricultural	118,829	121,320	116,575
European	132,276	115,582	134,115
Consolidated	$404,339	$381,665	$370,983

16. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2012	2011	2010
Net sales	$227,568	$216,201	$193,182
Income from operations	14,470	19,362	13,476
Income before income taxes	13,731	20,051	13,429
Identifiable assets	$179,263	$155,188	$160,966

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2012	2011	2010
Geographic net sales:
United States	$401,415	$381,390	$336,261
United Kingdom	40,734	39,967	36,685
France	92,964	101,124	93,130
Canada	36,190	26,029	15,325
Australia	10,225	14,171	11,765
Other	46,874	40,912	45,382
Total net sales	$628,402	$603,593	$538,548
Geographic location of long-lived assets:
United States	$46,749	$52,262	$55,448
United Kingdom	13,809	13,511	13,757
France	25,166	26,746	29,165
Canada	11,719	12,221	6,776
Australia	190	158	84
Total long-lived assets	$97,633	$104,898	$105,230

Net sales are attributed to countries based on the location of customers.

17.  COMPREHENSIVE INCOME (LOSS)

For 2012, 2011 and 2010 the Company’s Comprehensive Income was $$32,895,000, $$25,531,000, and $$17,503,000, respectively.

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
(in thousands)	2012	2011	2009
Foreign currency translation adjustments	$6,119	$1,674	$4,462
Derivatives net of taxes	—	—	(144)
Actuarial (loss) gain on defined benefit pension plan, net of taxes	(7,750)	(7,297)	(2,785)
Accumulated other comprehensive income (loss)	$(1,631)	$(5,623)	$1,533

18. COMMITMENTS AND CONTINGENCIES
Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2012, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2013	$1,352	$295
2014	999	112
2015	633	9
2016	272	—
2017	75	—
Thereafter	24	—
Total minimum lease payments	$3,355	$416
Less amount representing interest		22
Present value of net minimum lease payments		$394
Less current portion		276
Long-term portion		$118

Rental expense for operating leases was $2,088,000 for 2012, $1,879,000 for 2011, and $1,632,000 for 2010.

Purchase obligations of $76,338,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

Prior to December 31, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve was for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility. Monitoring of the test wells by the City of New Philadelphia as required by the Ohio EPA has shown no increase in contamination over the past 30 years and the Company was informed in the fourth quarter of 2012 that the wells were plugged during the second half of the year. Based on this information, the Company has determined that a reserve is no longer required.

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2012 and 2011 is presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$155,911	$167,009	$156,078	$149,404	$140,715	$160,824	$155,057	$146,997
Gross profit	35,238	39,161	37,070	32,043	31,901	37,391	37,223	28,570
Net income	6,785	9,344	8,575	4,199	5,667	8,914	10,056	8,050
Earnings per share
Diluted	$0.56	$0.77	$0.71	$0.35	$0.47	$0.74	$0.84	$0.67
Average shares
Diluted	12,027	12,058	12,056	12,090	11,980	11,966	11,947	11,973
Dividends per share	$0.06	0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$30.93	$34.23	$34.00	$34.63	$29.27	$28.87	$25.05	$29.20
Low	$25.51	$29.40	$27.07	$29.66	$25.32	$21.09	$20.35	$19.71

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The fourth quarter 2011 results include the following items: (1) a pretax charge of $1.9 million related to goodwill impairment (2) a $8.6 million gain on bargain purchase relating to Tenco and (3) restructuring cost of $0.9 million relating to a plant closure.

The fourth quarter 2012 results include the following items: (1) a pretax charge of $0.7 million related to goodwill impairment (2) a $2.4 million charge relating to various litigation matters and (3) a $1.2 million reversal of an environmental reserve at our Gradall facility.

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

The fair value of the net assets acquired was approximately $13.7 million, which exceeded the preliminary estimated purchase price of approximately $5.9 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $7.7 million as a gain on bargain purchase. The gain on bargain purchase of approximately $7.7 million was shown separately within income from operations in the Consolidated Statements of Income. The recorded amount was provisional and subject to change. The Company evaluated the purchase price allocation during 2012 including the opening fair value of inventory, accounts receivable, prepaid expenses, property plant and equipment, accrued liabilities and deferred taxes which required the Company to adjust the recorded gain.

The following table summarizes the provisional amount recognized for assets acquired and liabilities assumed as of the Closing Date. Since the acquisition, net adjustments of $0.9 million were made to the fair value of the assets acquired and liabilities assumed with a corresponding adjustment to the bargain purchase gain. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The December 31, 2011 financial statement balances and disclosure impacted by these adjustments have been retrospectively adjusted. The adjustments were due to final valuation of property, plant and equipment, inventory and other liabilities. The following are the final fair value of assets acquired and liabilities assumed as of the Acquisition date:

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
For the year ending December 31, 2012, Tenco's net revenue was $28.4 million and net income was $0.8 million. In the period between the Closing Date and December 31, 2011, Tenco generated approximately $7.0 million of net revenue and $0.2 million net income from operations. The Company has included the operating results of Tenco in its consolidated financial statements since the Closing Date.