Form 10-Q
period 2013-03-31
ALAMO GROUP INC
filed 2013-05-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

AT APRIL 30, 2013, 12,073,779 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2013 and December 31, 2012

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2013 and March 31, 2012

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2013 and March 31, 2012

	Interim Condensed Consolidated Statements of Cash Flows	6
	Three Months Ended March 31, 2013 and March 31, 2012

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4	Controls and Procedures	22

PART II.	OTHER INFORMATION	24

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,491	$48,291
Accounts receivable, net	169,678	140,268
Inventories	118,224	108,758
Deferred income taxes	3,742	3,824
Prepaid expenses	5,447	5,659
Total current assets	330,582	306,800

Property, plant and equipment	147,241	146,454
Less: Accumulated depreciation	(90,519)	(89,653)
	56,722	56,801

Goodwill	30,870	31,648
Intangible assets	5,500	5,500
Deferred income taxes	2,594	2,593
Other assets	972	997

Total assets	$427,240	$404,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55,546	$41,641
Income taxes payable	2,935	4,045
Accrued liabilities	30,941	31,601
Current maturities of long-term debt and capital lease obligations	571	588
Deferred income tax	246	253
Total current liabilities	90,239	78,128

Long-term debt and capital lease obligations, net of current maturities	10,049	118
Deferred pension liability	9,448	9,871
Other long-term liabilities	3,693	3,646
Deferred income taxes	2,261	2,290

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,061,254 and 12,028,354 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,206	1,203
Additional paid-in-capital	89,414	88,660
Treasury stock, at cost; 42,600 shares at March 31, 2013 and December 31, 2012	(426)	(426)
Retained earnings	228,591	222,480
Accumulated other comprehensive income, net	(7,235)	(1,631)
Total stockholders’ equity	311,550	310,286

Total liabilities and stockholders’ equity	$427,240	$404,339

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Net sales:
North American
Industrial	$69,334	$64,732
Agricultural	49,636	48,271
European	39,459	42,908
Total net sales	158,429	155,911
Cost of sales	123,517	120,673
Gross profit	34,912	35,238

Selling, general and administrative expenses	25,173	24,245
Income from operations	9,739	10,993

Interest expense	(242)	(443)
Interest income	44	55
Other income (expense), net	289	(574)
Income before income taxes	9,830	10,031
Provision for income taxes	2,880	3,246
Net Income	$6,950	$6,785

Net income per common share:
Basic	$0.58	$0.57
Diluted	$0.57	$0.56
Average common shares:
Basic	12,006	11,873
Diluted	12,158	12,027

Dividends declared	$0.07	$0.06

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012

Net Income	$6,950	$6,785
Other Comprehensive Income, net of tax:
Foreign Currency Translation adjustments	(5,793)	4,056

Post Retirement adjustments:
Net gains (losses) arising during the period	189	149
Other Comprehensive Income	(5,604)	4,205
Comprehensive Income	$1,346	$10,990

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Activities
Net income	$6,950	$6,785
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	(86)	11
Depreciation	2,154	2,518
Amortization of debt issuance	32	32
Stock-based compensation expense	192	196
Excess tax benefits from stock-based payment arrangements	(20)	(37)
Provision for deferred income tax (benefit) expense	93	69
Loss on sale of property, plant & equipment	(128)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(31,377)	(25,094)
Inventories	(11,123)	(12,408)
Prepaid expenses and other assets	(313)	(1,486)
Trade accounts payable and accrued liabilities	14,634	10,723
Income taxes payable	(983)	885
Other long-term liabilities	(318)	142
Net cash provided by (used in) operating activities	(20,293)	(17,701)

Investing Activities
Purchase of property, plant and equipment	(3,116)	(1,684)
Proceeds from sale of property, plant and equipment	277	49
Net cash used in investing activities	(2,839)	(1,635)

Financing Activities
Net change in bank revolving credit facility	10,000	45,000
Principal payments on long-term debt and capital leases	(73)	(492)
Proceeds from issuance of debt	—	2,421
Dividends paid	(840)	(712)
Proceeds from sale of common stock	565	39
Excess tax benefits from stock-based payment arrangements	20	37
Net cash provided by (used in) financing activities	9,672	46,293

Effect of exchange rate changes on cash	(1,340)	613
Net change in cash and cash equivalents	(14,800)	27,570
Cash and cash equivalents at beginning of the period	48,291	10,288
Cash and cash equivalents at end of the period	$33,491	$37,858

Cash paid during the period for:
Interest	$186	$513
Income taxes	3,848	2,426
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2013

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The requirements of ASU 2013-02 were adopted in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATR Act”) was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the ATR Act are recognized in 2013.

In December 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company's interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. This guidance will not have an impact on the Company's financial position, results of operations or cash flows, as it is disclosure-only in nature.

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $2,893,000 and $3,077,000 at March 31, 2013 and December 31, 2012, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 56% of total inventory at March 31, 2013 and December 31, 2012, respectively.  The excess of current cost over LIFO valued inventories was $8,975,000 at March 31, 2013 and December 31, 2012.  Inventory obsolescence reserves were $8,663,000 at March 31, 2013 and $9,099,000 at December 31, 2012.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	March 31, 2013	December 31, 2012

Finished goods	$94,225	$93,095
Work in process	9,234	7,922
Raw materials	14,765	7,741
	$118,224	$108,758

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

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2013	2012

Dividends declared	$0.07	$0.06
Dividends paid	0.07	0.06

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

The Company’s stock-based compensation expense was $192,000 and $196,000 for the three months ended March 31, 2013 and December 31, 2012, respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	330,730
Granted	—	$—
Exercised	(32,900)	$17.17
Canceled	(4,300)	$23.84

Outstanding at March 31, 2013	293,530	$22.31
Exercisable at March 31, 2013	159,930	$19.96
Available for grant at March 31, 2013	113,900
*Weighted Averages

Options outstanding and exercisable at March 31, 2013 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	86,780	4.53	$12.47	53,580	$13.11
$19.79 - $32.76	206,750	6.26	$26.43	106,350	$23.41
Total	293,530			159,930
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	89,700
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2013	89,700	$19.91
Exercisable at March 31, 2013	38,100	$21.91
Available for grant at March 31, 2013	322,750
*Weighted Averages

Options outstanding and exercisable at March 31, 2013 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	37,200	6.12	$11.45	9,600	$11.45
$19.79 - $32.76	52,500	6.36	$25.90	28,500	$25.43
Total	89,700			38,100
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For three months ending March 31, 2013
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	11,375	$24.24	2.65
Granted	—	$—	—
Vested	—	$—	—
Forfeited or Canceled	—	$—	—
Outstanding at March 31, 2013	11,375	$24.24	1.78

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2013	2012
Net Income	$6,950	$6,785
Average Common Shares:
Basic (weighted-average outstanding shares)	12,006	11,873
Dilutive potential common shares from stock options	152	154
Diluted (weighted-average outstanding shares)	12,158	12,027

Basic earnings per share	$0.58	$0.57
Diluted earnings per share	$0.57	$0.56

8.  Segment Reporting

At March 31, 2013 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2013	2012

Net Revenue
Industrial	$69,334	$64,732
Agricultural	49,636	48,271
European	39,459	42,908
Consolidated	$158,429	$155,911

Operating Income
Industrial	$5,197	$4,838
Agricultural	2,636	3,304
European	1,906	2,851
Consolidated	$9,739	$10,993

Goodwill
Industrial	$13,328	$13,400
Agricultural	—	—
European	17,542	18,965
Consolidated	$30,870	$32,365

Total Identifiable Assets
Industrial	$149,005	$157,514
Agricultural	134,790	146,495
European	143,445	147,783
Consolidated	$427,240	$451,792

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

10.  Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	March 31,	December 31,
(in thousands)	2013	2012

Foreign currency translation	$326	$6,119
Actuarial gains (losses) related to defined benefit plans	(7,561)	(7,750)
Accumulated other comprehensive income	$(7,235)	$(1,631)

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 328 former employees and 139 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 241 former employees and 87 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $71,000 and $100,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. The Company is required to contribute $1,452,000 to the pension plans for 2013, of which $702,000 has been paid through March 31, 2013.

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

The net period expense for the three months ended March 31, 2013 and March 31, 2012 were $136,000 and $123,000, respectively.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act was recognized in the amount of $350,000 and is reflected in the Company's provision for income taxes in the first quarter of 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2013	2012
North American
Industrial	43.8%	41.5%
Agricultural	31.3%	31.0%
European	24.9%	27.5%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2013	2012

Gross margin	22.0%	22.6%
Income from operations	6.1%	7.1%
Income before income taxes	6.2%	6.4%
Net income	4.4%	4.4%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the start of 2013, the Company's net income was up 1.6% compared to the same time in 2012, a record for the first quarter. Alamo's Industrial Division saw a 7.1% increase in sales versus the first quarter of 2012, mainly from improved sales in mower products, sweeper and vacuum trucks. However, sales of snow removal equipment were soft. In the Company's Agricultural Division, markets during the first quarter of 2013 reflect moderate increases. While sales to row-crop farms have remained steady, equipment sales to hobby farmers has remained depressed as they continue to be affected by the soft U.S. economy. European sales were down compared to the first quarter of 2012 as both agricultural and governmental markets in Europe remain challenged by weak conditions caused by the general slowdown in the European economy. Gross margins as well as gross margin percent were negatively affected by lower sales of higher-margin replacement parts caused by longer than expected winter conditions and, to a lesser extent, higher sales of low margin tractors. The Company saw backlogs improve during the first quarter of 2013 versus the same period in 2012 which should benefit sales as we progress through the rest of the year.

The Company believes that its markets for 2013 will be steady but could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net sales for the first quarter of 2013 were $158,429,000, an increase of $2,518,000, or 1.6% compared to $155,911,000 for the first quarter of 2012.  The increase was from improved sales in the Company's Industrial Division, specifically mowing, sweeper and vacuum truck products. Sales in the Agricultural Division were up 2.8% as demand for our products were steady. European sales for the first quarter of 2013 were down, especially in France, as economic uncertainty and financial turmoil continued to affect the entire region.

Net North American Industrial sales increased during the first quarter by $4,602,000 or 7.1% to $69,334,000 for 2013 compared to $64,732,000 during the same period in 2012.  The increase came primarily from higher sales of mowing products, sweeper units and vacuum trucks. Sales of snow removal equipment were down compared to the first quarter of 2012.

Net North American Agricultural sales were $49,636,000 in 2013 compared to $48,271,000 for the same period in 2012, an increase of $1,365,000 or 2.8%.  The increase was moderate compared to 2012 as sales reflected slower growth in the agricultural market in North America as commodity prices began to retreat somewhat from the strong levels experienced over the past few years.

Net European Sales for the first quarter of 2013 were $39,459,000, a decrease of $3,449,000 or 8.0% compared to $42,908,000 during the first quarter of 2012.  The decrease was primarily due to the economic slowdown throughout Europe as governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first quarter of 2013 was $34,912,000 (22.0% of net sales) compared to $35,238,000 (22.6% of net sales) during the same period in 2012, a decrease of $326,000.  This decrease in both margin dollars and margin percent was mainly due to unfavorable product mix primarily caused by lower sales of higher-margin replacement parts. Also negatively affecting gross profit and margin percent were increased lower margin tractor sales.

Selling, general and administrative expenses (“SG&A”) were $25,173,000 (15.9% of net sales) during the first quarter of 2013 compared to $24,245,000 (15.6% of net sales) during the same period of 2012, an increase of $928,000.  Marketing expenses increased due to higher trade show costs in Europe and, to a lesser extent, more commissions on increased sales.

Interest expense was $242,000 for the first quarter of 2013 compared to $443,000 during the same period in 2012, a decrease of $201,000.  The decrease in 2013 came from reduced borrowings in 2013 compared to 2012.

Other Income (expense), net was a $289,000 income for the first quarter of 2013 compared to a $574,000 expense in 2012.  The income in 2013 and expense in 2012 were mainly the result of foreign exchange rate changes and a $70,000 gain related to the sale of the Company's Memphis warehouse in the first quarter of 2013.

Provision for income taxes was $2,880,000 (29.3%) in the first quarter of 2013 compared to $3,246,000 (32.4%) during the same period in 2012. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013.

The Company’s net income after tax was $6,950,000 or $0.57 per share on a diluted basis for the first quarter of 2013 compared to $6,785,000 or $0.56 per share on a diluted basis for the first quarter of 2012.  The increase of $165,000 resulted from the factors described above.

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

As of March 31, 2013, the Company had working capital of $240,343,000 which represents an increase of $11,671,000 from working capital of $228,672,000 of December 31, 2012.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $3,116,000 for the first three months of 2013, compared to $1,684,000 during the first three months of 2012.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2012 or through the first quarter of 2013.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $9,672,000 during the three month period ending March 31, 2013, compared to $46,293,000 for the same period in 2012.

The Company has $31,767,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2013. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of March 31, 2013, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of March 31, 2013, $10,000,000 was outstanding under the revolving credit facility. On March 31, 2013, $996,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $89,004,000 in available borrowings.

Alamo Group Europe Limited renewed its facility with Lloyds TSB Bank plc. The facility was renewed effective November 12, 2012 and any outstanding balance would bear interest at Lloyds' Base Rate plus 2.0% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of March 31, 2013, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 4,000,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of March 31, 2013, 168,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of March 31, 2013, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $2,893,000 at March 31, 2013 and $3,077,000 at December 31, 2012.

Sales Discounts

At March 31, 2013 the Company had $18,467,000 in reserves for sales discounts compared to $15,005,000 at December 31, 2012 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the first quarter of 2013. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,663,000 at March 31, 2013 and $9,099,000 at December 31, 2012 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,031,000 at March 31, 2013 and $5,007,000 at December 31, 2012.

Product Liability

At March 31, 2013 the Company had accrued $155,000 in reserves for product liability cases compared to $161,000 at December 31, 2012.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of March 31, 2013, the Company had $30,870,000 of goodwill, which represents 7% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On March 31, 2013, there was approximately $6.9 million and $11.5 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of March 31, 2013, the Company had $1,669,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $250,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,290,000 for the three month period ending March 31, 2013.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,424,000 for the three month period ended March 31, 2012.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2013 was a loss of $5,793,000.  On March 31, 2013, the British pound closed at .6578 relative to 1.00 U.S. dollar, and the Euro closed at .7802 relative to 1.00 U.S. dollar.  At December 31, 2012 the British pound closed at .6155 relative to 1.00 U.S. dollar and the Euro closed at .7579 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2012, the British pound closed at .6245 relative to 1.00 U.S. dollar, and the Euro closed at .7495 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2013 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $50,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 1, 2013 – Press Release announcing First Quarter 2013 earnings.

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