Form 10-Q
period 2013-06-30
ALAMO GROUP INC
filed 2013-08-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

AT JULY 31, 2013, 12,106,733 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2013 and December 31, 2012

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2013 and June 30, 2012

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2013 and June 30, 2012

	Interim Condensed Consolidated Statements of Cash Flows	6
	Six Months Ended June 30, 2013 and June 30, 2012

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4	Controls and Procedures	23

PART II.	OTHER INFORMATION	25

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,841	$48,291
Accounts receivable, net	178,993	140,268
Inventories	120,978	108,758
Deferred income taxes	3,622	3,824
Prepaid expenses	5,387	5,659
Total current assets	326,821	306,800

Property, plant and equipment	149,995	146,454
Less: Accumulated depreciation	(91,503)	(89,653)
	58,492	56,801

Goodwill	30,923	31,648
Intangible assets	5,500	5,500
Deferred income taxes	2,579	2,593
Other assets	855	997

Total assets	$425,170	$404,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$53,602	$41,641
Income taxes payable	2,214	4,045
Accrued liabilities	31,348	31,601
Current maturities of long-term debt and capital lease obligations	519	588
Deferred income tax	239	253
Total current liabilities	87,922	78,128

Long-term debt and capital lease obligations, net of current maturities	35	118
Deferred pension liability	8,959	9,871
Other long-term liabilities	3,765	3,646
Deferred income taxes	2,119	2,290

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,088,034 and 12,028,354 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,209	1,203
Additional paid-in-capital	90,165	88,660
Treasury stock, at cost; 42,600 shares at June 30, 2013 and December 31, 2012	(426)	(426)
Retained earnings	239,535	222,480
Accumulated other comprehensive income, net	(8,113)	(1,631)
Total stockholders’ equity	322,370	310,286

Total liabilities and stockholders’ equity	$425,170	$404,339

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net sales:
North American
Industrial	$77,639	$70,137	$146,973	$134,869
Agricultural	57,255	53,081	106,891	101,352
European	43,170	43,791	82,629	86,699
Total net sales	178,064	167,009	336,493	322,920
Cost of sales	133,973	127,848	257,490	248,521
Gross profit	44,091	39,161	79,003	74,399

Selling, general and administrative expenses	26,530	24,836	51,703	49,081
Income from operations	17,561	14,325	27,300	25,318

Interest expense	(336)	(525)	(578)	(968)
Interest income	41	58	85	113
Other income (expense), net	343	152	632	(422)
Income before income taxes	17,609	14,010	27,439	24,041
Provision for income taxes	5,822	4,666	8,702	7,912
Net Income	$11,787	$9,344	$18,737	$16,129

Net income per common share:
Basic	$0.98	$0.79	$1.56	$1.36
Diluted	$0.97	$0.77	$1.54	$1.34
Average common shares:
Basic	12,044	11,884	12,025	11,879
Diluted	12,200	12,058	12,179	12,042

Dividends declared	$0.07	$0.06	$0.14	$0.12

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net Income	$11,787	$9,344	$18,737	$16,129
Other Comprehensive Income, net of tax:
Foreign Currency Translation adjustments	(1,050)	(4,189)	(6,843)	(133)

Post Retirement adjustments:
Net gains (losses) arising during the period	172	148	361	297
Other Comprehensive Income	(878)	(4,041)	(6,482)	164
Comprehensive Income	$10,909	$5,303	$12,255	$16,293

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Operating Activities
Net income	$18,737	$16,129
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	(53)	(12)
Depreciation	4,340	5,026
Amortization of debt issuance	63	63
Stock-based compensation expense	645	600
Excess tax benefits from stock-based payment arrangements	(111)	(71)
Provision for deferred income tax (benefit) expense	56	148
Loss on sale of property, plant & equipment	(202)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(41,018)	(26,287)
Inventories	(14,378)	(8,785)
Prepaid expenses and other assets	(449)	(396)
Trade accounts payable and accrued liabilities	12,982	8,809
Income taxes payable	(1,712)	(387)
Other long-term liabilities	(465)	(316)
Net cash provided by (used in) operating activities	(21,565)	(5,596)

Investing Activities
Purchase of property, plant and equipment	(7,195)	(2,468)
Proceeds from sale of property, plant and equipment	373	203
Net cash used in investing activities	(6,822)	(2,265)

Financing Activities
Net change in bank revolving credit facility	—	33,000
Principal payments on long-term debt and capital leases	(146)	(606)
Dividends paid	(1,682)	(1,425)
Proceeds from sale of common stock	865	251
Excess tax benefits from stock-based payment arrangements	111	71
Net cash provided by (used in) financing activities	(852)	31,291

Effect of exchange rate changes on cash	(1,211)	(198)
Net change in cash and cash equivalents	(30,450)	23,232
Cash and cash equivalents at beginning of the period	48,291	10,288
Cash and cash equivalents at end of the period	$17,841	$33,520

Cash paid during the period for:
Interest	$400	$1,005
Income taxes	7,543	8,495
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2013

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $2,890,000 and $3,077,000 at June 30, 2013 and December 31, 2012, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 60% and 56% of total inventory at June 30, 2013 and December 31, 2012, respectively.  The excess of current cost over LIFO valued inventories was $8,975,000 at June 30, 2013 and December 31, 2012.  Inventory obsolescence reserves were $8,502,000 at June 30, 2013 and $9,099,000 at December 31, 2012.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	June 30, 2013	December 31, 2012

Finished goods	$95,974	$93,095
Work in process	10,175	7,922
Raw materials	14,829	7,741
	$120,978	$108,758

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

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Dividends declared	$0.07	$0.06	$0.14	$0.12
Dividends paid	0.07	0.06	0.14	0.12

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

The Company’s stock-based compensation expense was $453,000 and $404,000 for the three months ended June 30, 2013 and 2012 respectively and $645,000 and $600,000 for the six months ended June 30, 2013 and 2012 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ending June 30, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	330,730
Granted	49,000	$42.70
Exercised	(57,180)	$16.64
Canceled	(5,500)	$24.24

Outstanding at June 30, 2013	317,050	$25.93
Exercisable at June 30, 2013	179,650	$20.95
Available for grant at June 30, 2013	66,100
*Weighted Averages

Options outstanding and exercisable at June 30, 2013 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	66,500	5.39	$12.03	50,300	$12.21
$19.79 - $32.76	201,550	6.02	$26.45	129,350	$24.35
$42.70 - $42.70	49,000	9.85	$42.70	—	$—
Total	317,050			179,650
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ending June 30, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	89,700
Granted	25,000	$42.70
Exercised	—	$—
Canceled	—	$—

Outstanding at June 30, 2013	114,700	$24.87
Exercisable at June 30, 2013	57,900	$19.89
Available for grant at June 30, 2013	293,526
*Weighted Averages

Options outstanding and exercisable at June 30, 2013 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	37,200	5.87	$11.45	23,400	$11.45
$19.79 - $32.76	52,500	6.11	$25.90	34,500	$25.61
$42.70 - $42.70	25,000	9.85	$42.70	—	$—
Total	114,700			57,900
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For six months ending June 30, 2013
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	11,375	$24.24	2.65
Granted	4,224	$42.70	—
Vested	(4,500)	$21.99	—
Forfeited or Canceled	—	$—	—
Outstanding at June 30, 2013	11,099	$32.17	2.57

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2013	2012	2013	2012
Net Income	$11,787	$9,344	$18,737	$16,129
Average Common Shares:
Basic (weighted-average outstanding shares)	12,044	11,884	12,025	11,879
Dilutive potential common shares from stock options	156	174	154	163
Diluted (weighted-average outstanding shares)	12,200	12,058	12,179	12,042

Basic earnings per share	$0.98	$0.79	$1.56	$1.36
Diluted earnings per share	$0.97	$0.77	$1.54	$1.34

8.  Segment Reporting

At June 30, 2013 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net Revenue
Industrial	$77,639	$70,137	$146,973	$134,869
Agricultural	57,255	53,081	106,891	101,352
European	43,170	43,791	82,629	86,699
Consolidated	$178,064	$167,009	$336,493	$322,920

Operating Income
Industrial	$8,344	$6,247	$13,541	$11,086
Agricultural	7,375	5,459	10,011	8,762
European	1,842	2,619	3,748	5,470
Consolidated	$17,561	$14,325	$27,300	$25,318

Goodwill
Industrial	$13,210	$13,331	$13,210	$13,331
Agricultural	—	—	—	—
European	17,713	18,227	17,713	18,227
Consolidated	$30,923	$31,558	$30,923	$31,558

Total Identifiable Assets
Industrial	$155,314	$159,987	$155,314	$159,987
Agricultural	138,501	136,310	138,501	136,310
European	131,355	141,050	131,355	141,050
Consolidated	$425,170	$437,347	$425,170	$437,347

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

10.  Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	June 30,	December 31,
(in thousands)	2013	2012

Foreign currency translation	$(724)	$6,119
Actuarial gains (losses) related to defined benefit plans	(7,389)	(7,750)
Accumulated other comprehensive income	$(8,113)	$(1,631)

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 328 former employees and 138 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 87 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company’s pension expense was $71,000 and $100,000 for the three months ended June 30, 2013 and 2012, respectively and $142,000 and $201,000 for the six months ended June 30, 2013 and 2012 respectively. The Company is required to contribute $1,571,000 to the pension plans for 2013, of which $702,000 has been paid through June 30, 2013.

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

The net period expense for the three months ended June 30, 2013 and 2012 were $136,000 and $123,000, respectively and $271,000 and $246,000 for the six months ended June 30, 2013 and 2012, respectively.

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

We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically audited by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution; such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries which have lower statutory rates.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2013	2012	2013	2012
North American
Industrial	43.6%	42.0%	43.7%	41.8%
Agricultural	32.2%	31.8%	31.8%	31.4%
European	24.2%	26.2%	24.5%	26.8%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2013	2012	2013	2012

Gross margin	24.8%	23.4%	23.5%	23.0%
Income from operations	9.9%	8.6%	8.1%	7.8%
Income before income taxes	9.9%	8.4%	8.2%	7.4%
Net income	6.6%	5.6%	5.6%	5.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first six months of 2013, the Company's net income was up 16.2% compared to the same time in 2012, a record for the Company. Alamo's Industrial Division saw a 9.0% increase in sales versus 2012, mainly from improved sales in sweepers, vacuum trucks and to a lessor extent mower products. However, sales of excavators and snow removal equipment were soft. In the Company's Agricultural Division, sales increased 5.5% during the first six months of 2013. Sales to row-crop farmers remained steady aided by improved weather conditions and equipment sales to hobby farmers improved over 2012. European sales were down compared to 2012 as both agricultural and governmental markets in Europe remain challenged by weak market conditions caused by the general slowdown in the European economy. Consolidated gross margins as well as gross margin percent improved as the increased volume led to favorable production efficiencies. The Company's backlog improved during the first half of 2013 versus the same period in 2012 which should benefit sales through the rest of the year.

The Company believes that its markets for 2013 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Net sales for the second quarter of 2013 were $178,064,000, an increase of $11,055,000, or 6.6% compared to $167,009,000 for the second quarter of 2012.  The increase was mainly from improved sales in the Company's Industrial Division, specifically sweepers, vacuum trucks and snow removal products; and sales in the Agricultural Division were also up as we experienced increased demand for our products. European sales for the second quarter of 2013 were down in the U.K., as challenging market conditions and continued uncertainty in the overall European economy mainly in the Company's U.K. operations have affected this division.

Net North American Industrial sales increased during the second quarter by $7,502,000 or 10.7% to $77,639,000 for 2013 compared to $70,137,000 during the same period in 2012.  The increase came primarily from higher sales of sweeper units, vacuum trucks and snow removal equipment. Sales of excavators and mowing equipment were down compared to the second quarter of 2012.

Net North American Agricultural sales were $57,255,000 in 2013 compared to $53,081,000 for the same period in 2012, an increase of $4,174,000 or 7.9%.  The increase reflected some strengthening in the agricultural sector as weather conditions helped improve sales to both row crop and hobby farmers.

Net European Sales for the second quarter of 2013 were $43,170,000, a decrease of $621,000 or 1.4% compared to $43,791,000 during the second quarter of 2012.  The decrease was primarily due to the continued economic decline throughout Europe. Most of the decline in the second quarter of 2013 was at the Company's U.K. operations, which had been holding up better than the rest of this division, though now is exhibiting signs of softness.

Gross profit for the second quarter of 2013 was $44,091,000 (24.8% of net sales) compared to $39,161,000 (23.4% of net sales) during the same period in 2012, an increase of $4,930,000.  The increase in both margin dollars and margin percent was mainly due to increased sales volume which led to favorable production efficiencies. Negatively affecting gross profit and margin percent were fewer higher margin replacement parts sales, a result of the prolonged winter conditions that affected much of the agricultural sector.

Selling, general and administrative expenses (“SG&A”) were $26,530,000 (14.9% of net sales) during the second quarter of 2013 compared to $24,836,000 (14.9% of net sales) during the same period of 2012, an increase of $1,694,000.  General and administrative expenses increased approximately $950,000 in 2013 due to various litigation matters, severance costs at one of our French operations, consulting fees related to information system upgrades, and various human resource expenses.

Interest expense was $336,000 for the second quarter of 2013 compared to $525,000 during the same period in 2012, a decrease of $189,000.  The decrease in 2013 came from reduced borrowings in 2013 compared to 2012.

Other Income (expense), net was $343,000 in income for the second quarter of 2013 compared to $152,000 in income during the same period in 2012.  The income in 2013 and 2012 were mainly the result of foreign exchange rate changes.

Provision for income taxes was $5,822,000 (33.1%) in the second quarter of 2013 compared to $4,666,000 (33.3%) during the same period in 2012.

The Company’s net income after tax was $11,787,000 or $0.97 per share on a diluted basis for the second quarter of 2013 compared to $9,344,000 or $0.77 per share on a diluted basis for the second quarter of 2012.  The increase of $2,443,000 resulted from the factors described above.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Net sales for the first six months of 2013 were $336,493,000, an increase of $13,573,000 or 4.2% compared to $322,920,000 for the first six months of 2012. The increase was mainly from improved sales in the Company's North American Industrial and Agricultural Divisions, specifically mowing products in both divisions and Industrial's sweeper and vacuum trucks product lines. Sales in the European Division were down in the first six months of 2013 compared to the same time in 2012 as governmental and agricultural markets continued to be negatively affected by the economic uncertainty and financial turmoil in Europe.

Net North American Industrial sales increased during the first six months by $12,104,000 or 9.0% to $146,973,000 for 2013 compared to $134,869,000 during the same period in 2012. The increase was from improved sales of sweeper, vacuum truck, and to lessor extent mowing products. Sales of excavators and snow removal equipment were negatively affected by reduced sales to governmental agencies during the first six months of 2013.

Net North American Agricultural sales were $106,891,000 in 2013 compared to $101,352,000 for the same period in 2012, an increase of $5,539,000 or 5.5%. The increase in sales for the first half of 2013 improved compared to 2012 as sales reflected moderate growth in the agricultural market in North America as commodity prices began to retreat somewhat from strong levels experienced over the prior years.

Net European sales for the first six months of 2013 were $82,629,000, a decrease of $4,070,000 or 4.7% compared to $86,699,000 during the same period of 2012. The decrease in 2013 was primarily due to the continued economic slowdown throughout Europe as governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first six months of 2013 was $79,003,000 (23.5% of net sales) compared to $74,399,000 (23.0% of net sales) during the same period in 2012, an increase of $4,604,000. The increase was from higher sales volume during the second quarter of 2013 which led to favorable production efficiencies. Negatively affecting the gross profit in 2013 were increased lower margin tractor and chassis sales combined with lower sales of higher margin replacement parts.

Selling, general and administrative expenses (“SG&A”) were $51,703,000 (15.4% of net sales) during the first six months of 2013 compared to $49,081,000 (15.2% of net sales) during the same period of 2012, an increase of $2,622,000. The increase in SG&A for the first six months of 2013 was primarily due to $950,000 in various litigation matters, severance costs at one of our French operations, consulting fees related to information system upgrades, and various human resource expenses. Also during the first six months of 2013, the Company had increased trade show costs in Europe and, to a lesser extent, more commissions on increased sales in the U.S.

Interest expense was $578,000 for the first six months of 2013 compared to $968,000 during the same period in 2012, a decrease of $390,000. The decrease came from reduced borrowings in 2013 compared to 2012.

Other income (expense), net was $632,000 of income during the first six months of 2013 compared to $422,000 of expense in the first six months of 2012. The income in 2013 and expense in 2012 were from changes in foreign exchange rates and a $70,000 gain realized from the sale of the Company's Memphis warehouse in the first quarter of 2013.

Provision for income taxes was $8,702,000 (31.7%) in the first six months of 2013 compared to $7,912,000 (32.9%) during the same period in 2012.     Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013.

The Company's net income after tax was $18,737,000 or $1.54 per share on a diluted basis for the first six months of 2013 compared to $16,129,000 or $1.34 per share on a diluted basis for the first six months of 2012. The increase of $2,608,000 resulted from the factors described above.

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

As of June 30, 2013, the Company had working capital of $238,899,000 which represents an increase of $10,227,000 from working capital of $228,672,000 of December 31, 2012.  The increase in working capital was primarily from higher levels of accounts receivable and inventory due to seasonality.

Capital expenditures were $7,195,000 for the first six months of 2013, compared to $2,468,000 during the first six months of 2012.  The increase in 2013 reflects ongoing plant expansions at both the Bomford facility in the U.K. and the Schulte facility in Canada. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2012 or through the second quarter of 2013.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash used by financing activities was $852,000 during the six month period ending June 30, 2013, compared to net cash provided of $31,291,000 for the same period in 2012.  The Company had zero borrowings from its revolving credit facility at June 30, 2013 versus $40,000,000 borrowed at June 30, 2012. This change was due to increased cash it had at the end of 2012.

The Company has $16,319,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2013. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of June 30, 2013, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of June 30, 2013, no amounts were outstanding under the revolving credit facility. On June 30, 2013, $996,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $99,004,000 in available borrowings.

Alamo Group Europe Limited renewed its facility with Lloyds TSB Bank plc. The facility was renewed effective November 12, 2012 and any outstanding balance would bear interest at Lloyds' Base Rate plus 2.0% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of June 30, 2013, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional lines of credit: for the Company’s French operations in the amount of 6,200,000 Euros; for our Canadian operation in the amount of 4,000,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of June 30, 2013, 581,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of June 30, 2013, the Company is in compliance with the terms and conditions of its credit facilities.

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

The bad debt reserve balance was $2,890,000 at June 30, 2013 and $3,077,000 at December 31, 2012.

Sales Discounts

At June 30, 2013 the Company had $19,211,000 in reserves for sales discounts compared to $15,005,000 at December 31, 2012 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the first quarter of 2013. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,502,000 at June 30, 2013 and $9,099,000 at December 31, 2012 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,160,000 at June 30, 2013 and $5,007,000 at December 31, 2012.

Product Liability

At June 30, 2013 the Company had accrued $163,000 in reserves for product liability cases compared to $161,000 at December 31, 2012.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

The Company renewed its U.S. insurance coverage on September 30, 2012 and the S.I.R. (Self Insurance Retention) for all U.S. products was $100,000 per claim. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of June 30, 2013, the Company had $30,923,000 of goodwill, which represents 7% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On June 30, 2013, there was approximately $6.9 million and $11.7 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 80% of its future net foreign currency collections over a period of six months.  As of June 30, 2013, the Company had $5,508,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $826,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Foreign currency options and forward contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,797,000 for the six month period ending June 30, 2013.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,846,000 for the six month period ended June 30, 2012.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2013 was a loss of $1,050,000.  On June 30, 2013, the British pound closed at .6574 relative to 1.00 U.S. dollar, and the Euro closed at .7686 relative to 1.00 U.S. dollar.  At December 31, 2012 the British pound closed at .6155 relative to 1.00 U.S. dollar and the Euro closed at .7579 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2012, the British pound closed at .6368 relative to 1.00 U.S. dollar, and the Euro closed at .7898 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2013 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $50,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

August 1, 2013 – Press Release announcing Second Quarter 2013 earnings.

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