Form 10-Q
period 2013-09-30
ALAMO GROUP INC
filed 2013-11-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

AT NOVEMBER 1, 2013, 12,080,483 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2013 and December 31, 2012

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2013 and September 30, 2012

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2013 and September 30, 2012

	Interim Condensed Consolidated Statements of Cash Flows	6
	Nine Months Ended September 30, 2013 and September 30, 2012

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$53,603	$48,291
Accounts receivable, net	161,704	140,268
Inventories	121,639	108,758
Deferred income taxes	5,245	3,824
Prepaid expenses	5,883	5,659
Total current assets	348,074	306,800

Property, plant and equipment	154,884	146,454
Less: Accumulated depreciation	(94,251)	(89,653)
	60,633	56,801

Goodwill	31,814	31,648
Intangible assets	5,500	5,500
Deferred income taxes	2,597	2,593
Other assets	1,026	997

Total assets	$449,644	$404,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55,911	$41,641
Income taxes payable	1,869	4,045
Accrued liabilities	36,170	31,601
Current maturities of long-term debt and capital lease obligations	499	588
Deferred income tax	243	253
Total current liabilities	94,692	78,128

Long-term debt and capital lease obligations, net of current maturities	90	118
Deferred pension liability	8,248	9,871
Other long-term liabilities	3,710	3,646
Deferred income taxes	2,705	2,290

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,110,509 and 12,028,354 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,211	1,203
Additional paid-in-capital	91,046	88,660
Treasury stock, at cost; 42,600 shares at September 30, 2013 and December 31, 2012	(426)	(426)
Retained earnings	250,025	222,480
Accumulated other comprehensive income, net	(1,657)	(1,631)
Total stockholders’ equity	340,199	310,286

Total liabilities and stockholders’ equity	$449,644	$404,339

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net sales:
North American
Industrial	$71,890	$61,972	$218,863	$196,841
Agricultural	61,157	54,135	168,048	155,487
European	41,691	39,971	124,320	126,670
Total net sales	174,738	156,078	511,231	478,998
Cost of sales	131,582	119,008	389,072	367,529
Gross profit	43,156	37,070	122,159	111,469

Selling, general and administrative expenses	27,830	23,992	79,533	73,073
Income from operations	15,326	13,078	42,626	38,396

Interest expense	(319)	(392)	(897)	(1,360)
Interest income	44	66	129	179
Other income (expense), net	558	(234)	1,190	(656)
Income before income taxes	15,609	12,518	43,048	36,559
Provision for income taxes	4,276	3,943	12,978	11,855
Net Income	$11,333	$8,575	$30,070	$24,704

Net income per common share:
Basic	$0.94	$0.72	$2.50	$2.08
Diluted	$0.93	$0.71	$2.47	$2.05
Average common shares:
Basic	12,069	11,903	12,040	11,887
Diluted	12,229	12,056	12,196	12,047

Dividends declared	$0.07	$0.06	$0.21	$0.18

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net Income	$11,333	$8,575	$30,070	$24,704
Other Comprehensive Income, net of tax:
Foreign Currency Translation adjustments	6,284	3,606	(559)	3,473

Post Retirement adjustments:
Net gains (losses) arising during the period	172	149	533	446
Other Comprehensive Income	6,456	3,755	(26)	3,919
Comprehensive Income	$17,789	$12,330	$30,044	$28,623

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Activities
Net income	$30,070	$24,704
Adjustment to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts	(73)	209
Depreciation	6,585	7,698
Amortization of debt issuance	95	95
Stock-based compensation expense	1,146	774
Excess tax benefits from stock-based payment arrangements	(221)	(99)
Provision for deferred income tax (benefit) expense	(983)	(308)
Loss on sale of property, plant & equipment	(253)	264
Changes in operating assets and liabilities:
Accounts receivable	(20,857)	(9,056)
Inventories	(11,818)	(4,279)
Prepaid expenses and other assets	(1,405)	(1,225)
Trade accounts payable and accrued liabilities	17,761	7,640
Income taxes payable	(2,195)	1,849
Other long-term liabilities	(898)	(731)
Net cash provided by (used in) operating activities	16,954	27,535

Investing Activities
Acquisitions, net of cash acquired	(1,021)	—
Purchase of property, plant and equipment	(9,910)	(3,540)
Proceeds from sale of property, plant and equipment	429	523
Net cash used in investing activities	(10,502)	(3,017)

Financing Activities
Net change in bank revolving credit facility	—	5,000
Principal payments on long-term debt and capital leases	(223)	(731)
Dividends paid	(2,526)	(2,139)
Proceeds from sale of common stock	1,248	490
Excess tax benefits from stock-based payment arrangements	221	99
Net cash provided by (used in) financing activities	(1,280)	2,719

Effect of exchange rate changes on cash	140	788
Net change in cash and cash equivalents	5,312	28,025
Cash and cash equivalents at beginning of the period	48,291	10,288
Cash and cash equivalents at end of the period	$53,603	$38,313

Cash paid during the period for:
Interest	$888	$1,502
Income taxes	15,550	11,183
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2013

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

2.  Accounts Receivable

Accounts Receivable is shown net of the allowance for doubtful accounts of $2,761,000 and $3,077,000 at September 30, 2013 and December 31, 2012, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 56% of total inventory at September 30, 2013 and December 31, 2012, respectively.  The excess of current cost over LIFO valued inventories was $8,975,000 at September 30, 2013 and December 31, 2012.  Inventory obsolescence reserves were $8,799,000 at September 30, 2013 and $9,099,000 at December 31, 2012.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	September 30, 2013	December 31, 2012

Finished goods	$95,506	$93,095
Work in process	11,378	7,922
Raw materials	14,755	7,741
	$121,639	$108,758

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

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Dividends declared	$0.07	$0.06	$0.21	$0.18
Dividends paid	$0.07	$0.06	$0.21	$0.18

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

The Company’s stock-based compensation expense was $501,000 and $174,000 for the three months ended September 30, 2013 and 2012 respectively and $1,146,000 and $774,000 for the nine months ended September 30, 2013 and 2012 respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ending September 30, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	330,730
Granted	49,000	$42.70
Exercised	(79,280)	$16.84
Canceled	(5,500)	$24.24

Outstanding at September 30, 2013	294,950	$26.58
Exercisable at September 30, 2013	157,550	$21.46
Available for grant at September 30, 2013	66,100
*Weighted Averages

Options outstanding and exercisable at September 30, 2013 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	56,150	5.33	$11.79	39,950	$11.93
$19.79 - $32.76	189,800	6.00	$26.79	117,600	$24.69
$42.70 - $42.70	49,000	9.60	$42.70	—	$—
Total	294,950			157,550
*Weighted Averages

Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ending September 30, 2013
	Shares	Exercise Price*
Outstanding at beginning of year	89,700
Granted	25,000	$42.70
Exercised	—	$—
Canceled	—	$—

Outstanding at September 30, 2013	114,700	$24.87
Exercisable at September 30, 2013	57,900	$19.89
Available for grant at September 30, 2013	293,526
*Weighted Averages

Options outstanding and exercisable at September 30, 2013 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	37,200	5.61	$11.45	23,400	$11.45
$19.79 - $32.76	52,500	5.86	$25.90	34,500	$25.61
$42.70 - $42.70	25,000	9.60	$42.70	—	$—
Total	114,700			57,900
*Weighted Averages

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For nine months ending September 30, 2013
	Shares	Price	Weighted- average remaining contractual term (in years)
Outstanding at beginning of year	11,375	$24.24	2.65
Granted	4,224	$42.70	—
Vested	(4,875)	$22.07	—
Forfeited or Canceled	—	$—	—
Outstanding at September 30, 2013	10,724	$32.49	2.34

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2013	2012	2013	2012
Net Income	$11,333	$8,575	$30,070	$24,704
Average Common Shares:
Basic (weighted-average outstanding shares)	12,069	11,903	12,040	11,887
Dilutive potential common shares from stock options	160	153	156	160
Diluted (weighted-average outstanding shares)	12,229	12,056	12,196	12,047

Basic earnings per share	$0.94	$0.72	$2.50	$2.08
Diluted earnings per share	$0.93	$0.71	$2.47	$2.05

8.  Segment Reporting

At September 30, 2013 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net Revenue
Industrial	$71,890	$61,972	$218,863	$196,841
Agricultural	61,157	54,135	168,048	155,487
European	41,691	39,971	124,320	126,670
Consolidated	$174,738	$156,078	$511,231	$478,998

Operating Income
Industrial	$6,489	$3,866	$20,030	$14,954
Agricultural	6,250	5,787	16,261	14,547
European	2,587	3,425	6,335	8,895
Consolidated	$15,326	$13,078	$42,626	$38,396

Goodwill
Industrial	$13,282	$13,453	$13,282	$13,453
Agricultural	—	—	—	—
European	18,532	18,566	18,532	18,566
Consolidated	$31,814	$32,019	$31,814	$32,019

Total Identifiable Assets
Industrial	$171,463	$155,730	$171,463	$155,730
Agricultural	124,096	118,773	124,096	118,773
European	154,085	144,719	154,085	144,719
Consolidated	$449,644	$419,222	$449,644	$419,222

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

10.  Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income as shown on the Balance Sheet are as follows:

	September 30,	December 31,
(in thousands)	2013	2012

Foreign currency translation	$5,560	$6,119
Actuarial gains (losses) related to defined benefit plans	(7,217)	(7,750)
Accumulated other comprehensive income	$(1,657)	$(1,631)

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a "conditional no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, an unconditional “no further action” letter will be requested.

Prior to December 31, 2012, the Company had an environmental reserve in the amount of $1,185,000 related to the acquisition of Gradall’s facility in New Philadelphia, Ohio. The reserve was for potential ground water contamination/remediation that was identified before the acquisition and believed to have been generated by a third party company located near the Gradall facility. Monitoring of the test wells by the City of New Philadelphia as required by the Ohio EPA has shown no increase in contamination over the past 30 years and the Company was informed in the fourth quarter of 2012 that the wells were plugged during the second half of the year. Based on this information, the Company determined that a reserve is no longer required at that time.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 330 former employees and 135 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

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

The Company’s pension expense was $71,000 and $100,000 for the three months ended September 30, 2013 and 2012, respectively and $212,000 and $301,000 for the nine months ended September 30, 2013 and 2012 respectively. The Company is required to contribute $1,571,000 to the pension plans for 2013, of which $1,308,000 has been paid through September 30, 2013.

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

The net period expense for the three months ended September 30, 2013 and 2012 were $136,000 and $123,000, respectively, and $407,000 and $369,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2013	2012	2013	2012
North American
Industrial	41.1%	39.7%	42.8%	41.1%
Agricultural	35.0%	34.7%	32.9%	32.5%
European	23.9%	25.6%	24.3%	26.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2013	2012	2013	2012

Gross margin	24.7%	23.8%	23.9%	23.3%
Income from operations	8.8%	8.4%	8.3%	8.0%
Income before income taxes	8.9%	8.0%	8.4%	7.6%
Net income	6.5%	5.5%	5.9%	5.2%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first nine months of 2013, the Company's net income was up 21.7% compared to the same time in 2012, a record for the Company. Alamo's Industrial Division saw a 11.2% increase in sales versus 2012, mainly from improved sales in sweepers, vacuum trucks, excavators, and snow equipment products. However, sales of mowing equipment were flat. In the Company's Agricultural Division, sales increased 8.1% during the first nine months of 2013 as demand for the Company's products has remained strong compared to 2012. European sales for the first nine months of 2013 were down 1.9% compared to 2012 as both agricultural and governmental markets in Europe remain challenged by weak market conditions caused by the general slowdown in the European economy. However sales for our European products improved during the third quarter of 2013 compared to 2012 indicating the sector is beginning to show some signs of recovering. Consolidated gross margins as well as gross margin percent improved from increased unit volume which led to favorable production efficiencies. The Company's backlog improved during the first nine months of 2013 versus the same period in 2012 which should benefit sales through the rest of the year.

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

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Net sales for the third quarter of 2013 were $174,738,000, an increase of $18,660,000, or 12.0% compared to $156,078,000 for the third quarter of 2012.  The increase was from improved sales in both equipment and replacement parts for all three of the Company's Divisions. Increased Industrial Division sales of sweepers, vacuum trucks, excavators and snow removal products were the main product lines to show improvement. Sales of mowing equipment in the Agricultural Division were strong during the quarter despite indications of a weakening overall agricultural market. European sales for the third quarter of 2013 were also up as markets for our products in this Division showed increases for the first time in several years however, challenging market conditions and continued uncertainty in the overall European economy continue to affect this Division.

Net North American Industrial sales increased during the third quarter by $9,918,000 or 16.0% to $71,890,000 for 2013 compared to $61,972,000 during the same period in 2012.  The increase came primarily from higher sales of sweeper and excavator units, vacuum trucks and snow removal equipment. Sales of mowing equipment were flat compared to the third quarter of 2012.

Net North American Agricultural sales were $61,157,000 in 2013 compared to $54,135,000 for the same period in 2012, an increase of $7,022,000 or 13.0%.  The increase reflected a solid demand for our products during the quarter despite indications of a weakening overall agricultural market.

Net European Sales for the third quarter of 2013 were $41,691,000, an increase of $1,720,000 or 4.3% compared to $39,971,000 during the third quarter of 2012.  The increase was primarily due to higher sales growth as European markets showed some signs of improvement after an extended decline over the last several years.

Gross profit for the third quarter of 2013 was $43,156,000 (24.7% of net sales) compared to $37,070,000 (23.8% of net sales) during the same period in 2012, an increase of $6,086,000.  The increase in both margin dollars and margin percent were mainly due to increased sales volume which led to favorable production efficiencies and increased sales of higher margin replacement parts.

Selling, general and administrative expenses (“SG&A”) were $27,830,000 (15.9% of net sales) during the third quarter of 2013 compared to $23,992,000 (15.4% of net sales) during the same period of 2012, an increase of $3,838,000.  The increase in SG&A expenses in 2013 was primarily due to various litigation matters, higher sales commissions on increased sales, professional fees, increased incentive compensation accrual, filled open management positions in France, and additional stock option expense related to issuing various fully vested options issued to retirement eligible recipients.

Interest expense was $319,000 for the third quarter of 2013 compared to $392,000 during the same period in 2012, a decrease of $73,000.  The decrease in 2013 came from reduced borrowings in 2013 compared to 2012.

Other Income (expense), net was $558,000 of income for the third quarter of 2013 compared to $234,000 of expense during the same period in 2012.  The income in 2013 included a grant of $475,000 from the UK government related to R&D training and employment and to a lessor extent foreign exchange rate fluctuations. In 2012 the expense was entirely the result of foreign exchange rate changes.

Provision for income taxes was $4,276,000 (27.4%) in the third quarter of 2013 compared to $3,943,000 (31.5%) during the same period in 2012. Included in the 2013 provision is a credit related to the return of FIN 48 reserves and tax benefit relating to current losses in one of our French companies.

The Company’s net income after tax was $11,333,000 or $0.93 per share on a diluted basis for the third quarter of 2013 compared to $8,575,000 or $0.71 per share on a diluted basis for the third quarter of 2012.  The increase of $2,758,000 resulted from the factors described above.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Net sales for the first nine months of 2013 were $511,231,000, an increase of $32,233,000 or 6.7% compared to $478,998,000 for the first nine months of 2012. The increase was mainly from improved sales in the Company's North American Industrial and Agricultural Divisions, specifically the Industrial Division's sweeper, vacuum trucks and snow equipment product lines and Bush Hog, Schulte and Rhino mowing products in the Agricultural Division. Sales in the European Division were down in the first nine months of 2013 compared to the same time in 2012 as overall conditions in the European economy remain weak but showed some signs of improvement during the third quarter of 2013.

Net North American Industrial sales increased during the first nine months by $22,022,000 or 11.2% to $218,863,000 for 2013 compared to $196,841,000 during the same period in 2012. The increase was from improved sales of sweeper, vacuum truck, and snow equipment products. Sales of excavators and mowing equipment were flat during the first nine months of 2013 compared to 2012.

Net North American Agricultural sales were $168,048,000 in 2013 compared to $155,487,000 for the same period in 2012, an increase of $12,561,000 or 8.1%. The increase in sales for the first nine months of 2013 compared to 2012 was from improved demand for Bush Hog, Schulte and Rhino products in the agricultural market in North America. Weather conditions in the second and third quarters of 2013 helped improve sales to both row crop and hobby farmers. Commodity prices began to retreat during the year somewhat from levels experienced over prior years.

Net European sales for the first nine months of 2013 were $124,320,000, a decrease of $2,350,000 or 1.9% compared to $126,670,000 during the same period of 2012. The decrease in 2013 was primarily due to the continued economic slowdown throughout Europe as governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first nine months of 2013 was $122,159,000 (23.9% of net sales) compared to $111,469,000 (23.3% of net sales) during the same period in 2012, an increase of $10,690,000. The increase was from higher sales volume during the second and third quarters of 2013 which led to favorable production efficiencies. Negatively affecting the gross profit in the early part of 2013 were increased lower margin tractor and chassis sales combined with lower sales of higher margin replacement parts.

Selling, general and administrative expenses (“SG&A”) were $79,533,000 (15.6% of net sales) during the first nine months of 2013 compared to $73,073,000 (15.3% of net sales) during the same period of 2012, an increase of $6,460,000. The increase in SG&A for the first nine months of 2013 was primarily due to various litigation matters, additional stock option expense related to issuing various fully vested options issued to retirement eligible recipients, restructuring costs at one of our French operations, filled open management positions in France, increased incentive compensation accrual and various human resource expenses. Also during the first nine months of 2013, the Company had increased trade show costs in both the U.S. and Europe and higher sales commissions on increased sales in the U.S.

Interest expense was $897,000 for the first nine months of 2013 compared to $1,360,000 during the same period in 2012, a decrease of $463,000. The decrease came from reduced borrowings in 2013 compared to 2012.

Other income (expense), net was $1,190,000 of income during the first nine months of 2013 compared to $656,000 of expense in the first nine months of 2012. The income in 2013 included a grant of $475,000 from the UK government related to R&D training and employment, a $70,000 gain realized from the sale of the Company's Memphis warehouse in the first quarter of 2013, and fluctuations in foreign exchange rates. In 2012 the expense was entirely the result of foreign exchange rate fluctuations.

Provision for income taxes was $12,978,000 (30.1%) in the first nine months of 2013 compared to $11,855,000 (32.4%) during the same period in 2012. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013. Also included in the 2013 provision is a credit related to the return of FIN 48 reserves and tax benefit relating to current losses in one of our French companies.

The Company's net income after tax was $30,070,000 or $2.47 per share on a diluted basis for the first nine months of 2013 compared to $24,704,000 or $2.05 per share on a diluted basis for the first nine months of 2012. The increase of $5,366,000 resulted from the factors described above.

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

As of September 30, 2013, the Company had working capital of $253,382,000 which represents an increase of $24,710,000 from working capital of $228,672,000 of December 31, 2012.  The increase in working capital was primarily from higher levels of accounts receivable from increased sales and increased cash and cash equivalents as the Company experienced solid cash flows from its operations.

Capital expenditures were $9,910,000 for the first nine months of 2013, compared to $3,540,000 during the first nine months of 2012.  The increase in 2013 reflects ongoing plant expansions at both the Bomford facility in the U.K. and the Schulte facility in Canada. The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2012 or through the third quarter of 2013.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash used by financing activities was $1,280,000 during the nine month period ending September 30, 2013, compared to net cash provided of $2,719,000 for the same period in 2012.  The Company had zero borrowings from its revolving credit facility at September 30, 2013 versus $12,000,000 borrowed at September 30, 2012. This change was due to increased cash it had at September 30, 2013.

The Company had $39,656,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2013. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions; the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of September 30, 2013, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of September 30, 2013, no amounts were outstanding under the revolving credit facility. On September 30, 2013, $747,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $99,253,000 in available borrowings.

Alamo Group Europe Limited renewed its facility with Lloyds TSB Bank plc. The facility was renewed effective November 12, 2012 and any outstanding balance would bear interest at Lloyds' Base Rate plus 2.0% per annum. The facility is unsecured but guaranteed by the U.K. subsidiaries of Alamo Group Europe Limited. As of September 30, 2013, there were no outstanding balances in British pounds borrowed against the U.K. overdraft facility.

There are additional lines of credit: for the Company’s French operations in the amount of 5,450,000 Euros; for our Canadian operation in the amount of 3,500,000 Canadian dollars; and for our Australian operation in the amount of 400,000 Australian dollars. As of September 30, 2013, 747,000 Euros were borrowed against the French line of credit; no Canadian dollars were outstanding on the Canadian line of credit; and no Australian dollars were outstanding under its facility. The Canadian and Australian revolving credit facilities are guaranteed by the Company.

As of September 30, 2013, the Company is in compliance with the terms and conditions of its credit facilities.

Management believes the bank credit facilities and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, the challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability which creates a level of uncertainty.

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

The bad debt reserve balance was $2,761,000 at September 30, 2013 and $3,077,000 at December 31, 2012. The decrease was mainly a write off of a receivable in the Company's Industrial Division.

Sales Discounts

At September 30, 2013 the Company had $16,210,000 in reserves for sales discounts compared to $15,005,000 at December 31, 2012 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the first quarter of 2013. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically between 85% and 95% of the Company’s customers who qualify for each program, actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,799,000 at September 30, 2013 and $9,099,000 at December 31, 2012 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,280,000 at September 30, 2013 and $5,007,000 at December 31, 2012. The increase was primarily from the Industrial and Agricultural Divisions.

Product Liability

At September 30, 2013 the Company had accrued $188,000 in reserves for product liability cases compared to $161,000 at December 31, 2012.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of September 30, 2013, the Company had $31,814,000 of goodwill, which represents 7% of total assets.

The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On September 30, 2013, there was approximately $6.9 million and $12.1 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the carrying value of the Schwarze and Rivard reporting units are not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2013, the Company had $4,735,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $710,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,221,000 for the nine month period ending September 30, 2013.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,208,000 for the nine month period ended September 30, 2012.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2013 was a gain of $6,284,000.  On September 30, 2013, the British pound closed at .6179 relative to 1.00 U.S. dollar, and the Euro closed at .7393 relative to 1.00 U.S. dollar.  At December 31, 2012 the British pound closed at .6155 relative to 1.00 U.S. dollar and the Euro closed at .7579 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2012, the British pound closed at .6187 relative to 1.00 U.S. dollar, and the Euro closed at .7777 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2013 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $50,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

November 7, 2013 – Press Release announcing Third Quarter 2013 earnings.

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