Form 10-K
period 2013-12-31
ALAMO GROUP INC
filed 2014-03-11
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 28, 2013 (based upon the last reported sale price of $40.82 per share) was approximately $361,724,144 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 28, 2014 was 12,126,783 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2014 Annual Meeting of Stockholders to be held on May 7, 2014 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a global leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers ("ZTR's"), agricultural implements and related aftermarket parts and services. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 2,550 employees and operates a total of eighteen plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The Company operates primarily in the United States, England, France, Canada and Australia.

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

In early 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc., including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition enhanced our Industrial Division product offering sold to governmental buyers and related contractors for maintenance along right-of-ways.

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

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC (“Bush Hog”), a leading agricultural equipment manufacturer of rotary cutters, finishing mowers, ZTR's, front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of agricultural mowers, created one of the largest manufacturers of agricultural mowers in the world.

In 2011, the Company acquired substantially all of the assets and assumed certain specified liabilities of Tenco Group, Inc. ("Tenco") and its subsidiaries. Tenco is a Canadian-based manufacturer of snow removal equipment including snow blades, blowers, dump bodies, spreaders and/associated parts and service. Tenco has operations in Quebec as well as New York and Vermont. The equipment is sold primarily through dealers to governmental end-users as well as contractors.

On September 4, 2013, the Company acquired substantially all of the assets and assumed certain specified liabilities of Superior Equipment Australia PTY. LTD ("Superior"). Superior is an Australian based small manufacturer of agricultural mowing equipment and other attachments, parts, and services. The equipment is sold through dealers primarily to agricultural end-users with some sold to governmental entities.

Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

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

Tiger equipment includes heavy duty, tractor- and truck-mounted mowing and vegetation maintenance equipment and replacement parts. Tiger sells to state, county and local governmental entities and related contractors, primarily through a network of independent dealers. Tiger’s dealer distribution network is independent of Alamo Industrial’s dealer distribution network. A portion of Tiger’s sales includes tractors, which are not manufactured by Tiger.

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

Henke designs and manufactures snow plows and heavy duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

Tenco designs and manufactures a heavy duty line of snow removal equipment, including snow plows, snow blowers, dump bodies and spreaders. Its products are primarily sold through independent dealers. End-users are governmental agencies, contractors and other industrial users.

North American Agricultural Division

Bush Hog, Rhino and Earthmaster equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields, and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary cutters, finishing mowers, flail mowers, disc mowers, ZTR's, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. This equipment is primarily sold through farm equipment dealers, as well as original equipment manufacturers (“OEMs”) and other distributors.

In 2012, the backhoe operations at SMC were consolidated into the Company's agricultural facility in Gibson City, Illinois, and front-end loaders for Bush Hog and Rhino were outsourced.
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

Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. In addition, Faucheux also market certain agricultural related products from other company units and third party suppliers.

Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France.

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe and North Africa, to governmental entities and related contractors. It also complements our product offerings in North America. The majority of Rivard's customers provide their own truck chassis.

Replacement Parts
In addition to the sales of Herschel/Valu-Bilt replacement parts, the Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 22%, 23% and 24% of the Company’s total sales for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in 2013 was mainly from a change in sales mix between wholegoods and parts. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2013, the Company employed 141 people in its various engineering departments, 73 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $7,164,000 in 2013, $5,686,000 in 2012 and $6,017,000 in 2011. As a percentage of sales, research and development was approximately 1.1% in 2013, 0.9% in 2012 and 1.0% in 2011, and is expected to continue at similar levels in 2014.

Seasonality

The Company’s sales, both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is lower in harsh weather. The Company utilizes an annual twelve-month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2013, the Company had unfilled customer orders of $129,004,000 compared to $124,453,000 at December 31, 2012. The 4% increase was primarily from our European Division as new orders increased during the last half of 2013 due to improved market conditions in Europe. Management expects that substantially all of the Company’s backlog as of December 31, 2013 will be shipped during fiscal year 2014. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2013, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

Patents and Trademarks

The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The net book value of trademarks was $5,500,000 as of December 31, 2013 and 2012.

The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, we will request an unconditional “no further action” letter.

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

Certain assets of the Company contain asbestos that may have to be remediated over time. The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Employees

As of December 31, 2013, the Company employed approximately 2,550 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 187 employees and will expire on March 12, 2017 and at the Tenco facility in Canada covering 55 employees which will expire on December 13, 2015. The Company’s European operations, McConnel, Bomford, Spearhead, Twose, AMS-UK, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 866 employees. The Company considers its employee relations to be satisfactory.

Financial Information about Segments

See Note 14 of the accompanying consolidated financial statements.

International Operations and Geographic Information

See Note 15 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

Forward-Looking Information

Part I of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2014 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	61	President and Chief Executive Officer
Dan E. Malone	53	Executive Vice President and Chief Financial Officer
Robert H. George	67	Vice President, Secretary and Treasurer
Richard J. Wehrle	57	Vice President and Controller
Donald C. Duncan	62	Vice President and General Counsel
Geoffrey Davies	66	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard D. Pummell	67	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	54	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Richard D. Pummell was elected Vice President of Alamo Group Inc. in November 2009. Mr. Pummell joined the Company in 2005 as Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural Division. Prior to joining the Company, Mr. Pummell was Vice President for Global Supply and General Manager of

Metso Minerals, a supplier of technology and services for mining, constructions, power generation, automation, recycling, and pulp and paper industries.

Jeffery A. Leonard joined Alamo Group in September 2011 as Vice President of Alamo Group Inc. and Executive Vice President of Alamo Group (USA) Inc., in charge of the Industrial Division. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, constructions, power generation, automation, recycling, and pulp and paper industries.

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings.

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

We are subject to fluctuations in market prices for raw materials such as steel and energy. In addition, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs may negatively affect spending by farmers, including their purchases of our products.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2013, goodwill was $32,073,000, which represents 7% of total assets.

The Company recognized no goodwill impairment in 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux, of $656,000 in 2012 and two of its French operations, SMA and Rousseau, of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On December 31, 2013, there was approximately $6.9 million and $12.3 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

We are significantly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, [some of which are provided and maintained by third parties], may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.

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

We have operations in a number of countries outside of the United States and we source raw materials and components globally. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

•	limitations on ownership and on repatriation of earnings;

•	import and export restrictions, tariffs and quotas;

•	additional expenses relating to the difficulties and costs of staffing and managing international operations;

•	labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

•	changes in laws or policies;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	potentially adverse consequences resulting from the applicability of foreign tax laws;

•	cultural differences;

•	increased expenses due to inflation;

•	weak economic conditions in foreign markets where our subsidiaries distribute their products;

•	changes in currency exchange rates;

•	disruptions in transportation and port authorities; and

•	new regulations involving international freight shipments.

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

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns, as do replacement parts in general. In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. We utilize a rolling twelve-month sales forecast provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities. In addition, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods. Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales in any given period may not reflect the timing of dealer orders and retail demand.

Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts. Consequently, sudden or significant declines in industry demand could adversely affect our working capital or results of operations.

If we do not retain key personnel and attract and retain other highly skilled employees, our business may suffer.

Our continued success will depend on, among other things, the efforts and skills of our executive officers, including our president and chief executive officer, and our ability to attract and retain additional highly qualified managerial, technical, manufacturing, and sales and marketing personnel. We do not maintain “key man” life insurance for any of our employees, and all of our senior management are employed at will. We cannot assure you that we will be able to attract and hire suitable replacements for any of our key employees. We believe the loss of a key executive officer or other key employee could have an adverse effect on our business, results of operations and financial condition.

We are subject on an ongoing basis to the risk of product liability claims and other litigation arising in the ordinary course of business.

Like other manufacturers, we are subject to various claims, including product liability claims, arising in the ordinary course of business, and we are a party to various legal proceedings that constitute routine litigation incidental to our business. We may be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury, property damage, or both. We cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend the Company against such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, we will request an unconditional “no further action” letter.

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

Certain properties of the Company contain asbestos that may have to be remediated over time and it could be additional expense to the Company.

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

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us, including, a potential increase to the interest rate we currently pay on outstanding debt under our credit arrangements could increase, which could adversely affect our operating results.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2013 ranged from $60.69 to $33.89 per share, and during 2012 from $34.07 to $26.20 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. Furthermore, the trading volume of our common stock has generally been low, which may increase the volatility of the market price for our stock. The stock price volatility and low trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2013, 12,123,083 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 417,774 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes or for other business purposes. This would further dilute the interests of our existing stockholders.

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

As of December 31, 2013, Capital Southwest Corporation, and its subsidiary Capital Southwest Venture Corporation, beneficially owned approximately 23% of our outstanding common stock and, four other investors - Bgear LLC, Henry Crown and Company, Royce & Associates, LLC, and Dimensional Fund Advisors LP - beneficially own approximately 32% of our outstanding common stock. As a result, either Capital Southwest or the other major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, each of Capital Southwest Venture Corporation, Capital Southwest Corporation and Duroc LLC, an affiliate of Bgear LLC and Henry Crown and Company, was entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012 we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of Capital Southwest and other major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2013, the Company utilized nine principal manufacturing plants located in the United States, six in Europe, two in Canada, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-end Loaders for Bush Hog
New Philadelphia, Ohio	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-end Loaders and Backhoes and other implements for, Rhino, Bush Hog and OEM's
Seguin, Texas	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Chartres, France	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
St. Valerien, Quebec, Canada	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France	100,000	Leased	Vacuum trucks, high pressure cleaning systems and trenchers for Rivard
Englefeld, Saskatchewan, Canada	85,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Leavenworth, Kansas	70,000	Owned	Snow Plows and Heavy-duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Kent, Washington	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Peschadoires, France	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Wacol, Australia	18,000	Leased	Agriculture mowing equipment and other attachments for Superior
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Installation Facilities, Warehouses & Sales	72,000	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	10,400	Owned	Corporate Office
Total	3,287,900	0.9246327443

Approximately 92% of the manufacturing, warehouse and office space is owned. In July of 2012, the Company closed its SMC manufacturing facility located in Sioux Falls, South Dakota and consolidated the operations into the Company's Gibson City, Illinois facility. The Company has entered into a contract to sell the SMC plant for $900,000 and anticipates a gain on the sale of the facility which is expected to close in the second quarter of 2014. The Company considers this facility to be well maintained, in good operating condition and adequate for its present level of operations. The Company's Memphis warehouse totaling 28,000 sq. ft. was sold during the first quarter of 2013.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, we will request an unconditional “no further action” letter.

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

Certain properties of the Company contain asbestos that may have to be remediated over time. The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall is appealing the decision and has reserved the full amount.

Alamo Group Inc.  and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013.

Some of the former employees of SMA in Orleans, France, contested the severance offered by the Company as a result of the closure of that facility in 2010 and were awarded additional payments by a French labor court. The Company is appealing the award but did accrue the full exposure of the severance.

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 28, 2014, there were 12,126,783 shares of common stock outstanding, held by approximately 79 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 28, 2014, the closing price of the common stock on the New York Stock Exchange was $52.58 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2013				2012
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2013	$40.64	$33.12	$.07	March 31, 2012	$30.93	$25.51	$.06
June 30, 2013	44.13	37.39	.07	June 30, 2012	34.23	29.40	.06
September 30, 2013	49.45	40.48	.07	September 30, 2012	34.00	27.07	.06
December 31, 2013	61.27	45.51	.07	December 31, 2012	34.63	29.66	.06

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

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2012 or in 2013. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2013, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Alamo Group Inc.	100.00	116.89	191.74	187.42	228.94	428.69
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operations:
Net sales	$676,836	$628,402	$603,593	$538,548	$454,825
Income before income taxes	51,388	43,446	48,129	29,032	31,106
Net income	36,094	28,903	32,687	21,117	18,633
Percent of sales	5.3%	4.6%	5.4%	3.9%	4.1%
Earnings per share
Basic	3.00	2.43	2.76	1.79	1.80
Diluted	2.96	2.40	2.73	1.78	1.80
Dividends per share	0.28	0.24	0.24	0.24	0.24
Average common shares
Basic	12,050	11,899	11,848	11,782	10,330
Diluted	12,212	12,058	11,966	11,893	10,363
Financial Position:
Total assets	$438,476	$404,339	$381,665	$370,983	$379,957
Short-term debt and current maturities	420	588	1,190	2,319	5,453
Long-term debt, excluding current maturities	8	118	8,621	23,106	44,336
Stockholders’ equity	$350,465	$310,286	$277,276	$253,260	$236,919

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
And Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2013	2012	2011

North American
Industrial	$296,617	$263,353	$229,594
Agricultural	215,340	200,467	203,993
European	164,879	164,582	170,006
Total net sales	$676,836	$628,402	$603,593

Cost and profit margins, as percentages of net sales:

Cost of sales	76.6%	77.2%	77.6%
Gross profit	23.4%	22.8%	22.4%
Selling, general and administrative expenses	15.9%	15.5%	15.3%
Income from operations	7.5%	7.2%	8.2%
Income before income taxes	7.6%	6.9%	8.0%
Net income	5.3%	4.6%	5.4%

Results of Operations

Fiscal 2013 compared to Fiscal 2012

The Company’s net sales in the fiscal year ended December 31, 2013 (“2013”) were $676,836,000, an increase of $48,434,000 or 7.7% compared to $628,402,000 for the fiscal year ended December 31, 2012 (“2012”). The increase was mainly from improved sales in the Company's North American and Agricultural Divisions. The Industrial Division was up 12.6% as sales of all product lines increased over 2012. Likewise, sales in the Agricultural Division were up 7.4% over last year as mowing products for all three major brands showed improvement. Sales in the European Division were slightly up compared to 2012 as markets for our products showed increases in the second half of 2013 for the first time in several years.

North American Industrial sales (net) were $296,617,000 in 2013 compared to $263,353,000 in 2012, an increase of $33,264,000 or 12.6%. The increase was primarily from higher sales of sweepers, excavator, vacuum trucks and snow equipment as demand for infrastructure maintenance equipment was strong for most of 2013.

North American Agricultural sales (net) were $215,340,000 in 2013 compared to $200,467,000 in 2012, representing an increase of $14,873,000 or 7.4%. The increase in sales compared to 2012 was from improved demand for Bush Hog, Schulte and Rhino products in the agricultural market in North America. Favorable weather conditions during the middle of 2013 helped improve sales to both row crop and hobby farmers. Commodity prices retreated somewhat during the year from levels experienced over prior years, but still remain strong.

European sales (net) increased $297,000 or 0.2% to $164,879,000 in 2013 compared to $164,582,000 in 2012. This slight increase was mainly from improved sales during the last half of 2013 as European markets showed some signs of improvement after being in decline for the last several years. However, challenging market conditions and uncertainty in the European economy continued to affect this Division.

Gross margins for 2013 were $158,510,000 (23.4% of net sales) compared to $143,512,000 (22.8% of net sales) in 2012, an increase of $14,998,000. The increase was from higher sales volume during 2013 which led to favorable production efficiencies. Increased lower margin tractor and chassis sales combined with lower sales of higher margin replacement parts negatively affecting the gross profit in 2013.

Selling, general and administrative expenses (“SG&A”) were $107,773,000 (15.9% of net sales) in 2013 compared to $97,507,000 (15.5% of net sales) in 2012. The increase of $10,266,000 in SG&A in 2013 was primarily litigation expenses from a patent infringement lawsuit, which we were successful in defending, in the amount of $2,137,000, $972,000 of acquisition related expenses and $586,000 of additional stock option expense related to the accelerated vesting of options to retirement eligible recipients. Also during 2013, the Company had restructuring costs at one of its French operations, higher performance based incentive compensation expense, increased sales commissions on higher sales and increased trade show expenses in both North America and Europe.

Interest expense for 2013 was $1,161,000 compared to $1,620,000 in 2012, a decrease of $459,000 or 28.3%. The decrease came from reduced borrowings in 2013 compared to 2012.

Other income (expense), net was income of $1,626,000 during 2013 compared to an expense of $517,000 in 2012. The income in 2013 included a grant of $475,000 from the UK government related to R&D training and employment, a $70,000 gain realized from the sale of the Company's Memphis warehouse in the first quarter of 2013 and fluctuations in foreign exchange rates. In 2012 the expense was entirely the result of foreign exchange rate fluctuations.

Provision for Income Taxes was $15,294,000 (29.8% of income before income taxes) for 2013 compared to $14,543,000 (33.5% of income before income taxes) in 2012. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended the research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013. Also included in the 2013 provision is a credit related to the reversal of reserves for uncertain tax positions and a tax benefit relating to current losses in one of our French companies.

Net Income for 2013 was $36,094,000 compared to $28,903,000 in 2012 due to the factors described above.

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

The Company incurred goodwill impairment non-cash charges of $656,000 in 2012 and $1,898,000 in 2011. In 2012, the Company wrote off all the goodwill at its French company Faucheux. In 2011, the Company wrote off all of the goodwill pertaining to two of its French companies, SMA and Rousseau. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. All three companies are part of its European Division.

Interest expense for 2012 was $1,620,000 compared to $2,422,000 in 2011, a decrease of $802,000 or 33.1% . The decrease came from reduced borrowings in 2012 compared to 2011.
Other income (expense), net was an expense of $517,000 during 2012 compared to income of $848,000 in 2011. The loss and gain in 2012 and 2011 were entirely from changes in exchange rates.
Provision for Income Taxes was $14,543,000 (33.5% of income before income taxes) for 2012 compared to $15,442,000 (32.1% of income before income taxes) in 2011. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended the research and development tax credits, the Company was not able to include these tax credits in its 2012 financial statements. This benefit will be recognized in the first quarter of 2013.
Net Income for 2012 was $28,903,000 compared to $32,687,000 in 2011 due to the factors described above.

Recent Developments

On February 24, 2014, the Company entered into an agreement to acquire the operating units of Specialized Industries, LP. This includes the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC (the “Pending Acquisition”). Super Products is a manufacturer of vacuum trucks and related equipment, parts and service, which is complementary to Alamo’s VacAll operation. Wausau-Everest is a manufacturer of snow removal equipment which is complementary to Alamo’s Tenco and hence operations. Howard P. Fairfield is a dealer/distribution operation primarily in the New England area. Total consideration for the purchase is approximately $186 million, subject to certain adjustments. The purchase is anticipated to close within 30 to 45 days and is subject to receiving regulatory approval and completion of other pre-closing requirements.

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

As of December 31, 2013, the Company had working capital of $256,332,000, which represents an increase of $27,660,000 from working capital of $228,672,000 as of December 31, 2012. The increase in working capital was primarily from cash and cash equivalents as the Company experienced solid cash flow from its operations .

Capital expenditures were $13,639,000 for 2013, compared to $4,654,000 for 2012. The increase in 2013 was primarily related to plant expansions at both the Bomford facility in the U.K. and the Schulte facility in Canada. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2012 or in 2013. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

The Company has $44,922,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2013. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

During the fourth quarter of 2011, the Company announced its plans to close the SMC manufacturing facility located in Sioux Falls, South Dakota and consolidate the operations into the Company's Gibson City, Illinois facility. The closure resulted in a pretax charge of $867,000 in redundancy costs. The Company completed the consolidation in July of 2012 with no additional costs. The Company has entered into a contract to sell the SMC plant for $900,000 and anticipates a gain on the sale of the facility which is expected to close in the second quarter of 2014.

Net cash provided by operating activities was $31,627,000 for 2013, compared to $51,263,000 for 2012. The decrease of cash from operating activities resulted from sales driven increases in accounts receivable levels.

Net cash used by financing activities was $2,484,000 for 2013, compared to net cash used of $9,942,000 for 2012. The net cash used in both years was repayment of amounts borrowed from our bank credit facility due to cash provided by operating activities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2013, the Company was in compliance with the covenants under the revolving credit facility. The expiration date of the revolving credit facility is March 28, 2016. As of December 31, 2013, no amounts were outstanding under the revolving credit facility. On December 31, 2013, $722,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $99,278,000 in available borrowings. As of December 31, 2013, the Company is in compliance with the terms and conditions of its credit facilities.

The Company is planning on amending its revolving credit facility and increasing its line of credit from $100 million to $250 million to accommodate the Pending Acquisition and meet the ongoing needs of the combined entities.

Management believes the bank credit facility and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability, which creates a level of uncertainty.

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

Recent Accounting Pronouncements and Legislative Changes

In July 2013, the provisions of Accounting Standards Codification Topic 740, “Income Taxes,” were amended to provide specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendment requires entities to present an unrecognized tax benefit as a reduction to the deferred tax asset generated by the net operating loss carryforward, similar tax loss, or tax credit carryforward, if such items are available to be used to offset the unrecognized tax benefit. These provisions are effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted.

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

Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2013:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$308	$308	$—	$—	$—
Capital lease obligations	120	112	8	—	—
Interest obligations	13	13	—	—	—
Operating lease obligations	3,346	1,507	1,442	397	—
Purchase obligations	83,105	83,105	—	—	—
Total	$86,892	$85,045	$1,450	$397	$—

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.

(C)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2013.

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

The allowance for doubtful accounts balance was $2,738,000 on December 31, 2013, and $3,077,000 on December 31, 2012. The decrease was mainly from the Company’s Industrial Division.

Sales Discounts

On December 31, 2013, the Company had $16,724,000 in reserves for sales discounts compared to $15,005,000 on December 31, 2012 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the 2013 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2014. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $8,596,000 on December 31, 2013 and $9,099,000 on December 31, 2012 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Industrial Division and to a lesser extent the Company's Agricultural Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information when available to support its reserve. The Company does not adjust the reserve balance until the inventory is liquidated.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts, though some components can have warranty for longer terms.

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

The current liability warranty reserve balance was $4,994,000 on December 31, 2013 and $5,007,000 on December 31, 2012.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2013, goodwill was $32,073,000, which represents 7% of total assets.

The Company recognized no goodwill impairment in 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux of $ 656,000 in 2012 and at two of its French operations, SMA and Rousseau of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On December 31, 2013, there was approximately $6.9 million and $12.3 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze and Rivard, reporting units' carrying value are not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge. See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various financial market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company manufactures its products primarily in the United States, the U.K., France, Canada and Australia. The Company sells its products primarily within the markets where the products are produced, but certain of the Company’s sales from its U.K. and Canadian operations are denominated in other currencies. As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts to hedge over 90% of its future net foreign currency cash receipts over a period of six months. As of December 31, 2013, the Company had $2,884,000 outstanding in forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $433,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

On December 31, 2013, the fair value of these agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a gain of $17,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. On December 31, 2013, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of $5,475,000. Comparatively, on December 31, 2012, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $5,275,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2013 was a loss of $479,000 . On December 31, 2013, the British pound closed at 0.6040 relative to the U.S. dollar, and the Euro closed at 0.7275 relative to the U.S. dollar. By comparison, on December 31, 2012, the British pound closed at 0.6155 relative to the U.S. dollar, and the Euro closed at 0.7579 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2013 average interest rate under these borrowings, the Company’s 2013 interest expense would have changed by approximately $50,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 45 through 76 of this report are incorporated herein by reference.
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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 42 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 43 of this Annual Report on Form 10-K and incorporated by reference herein.

Changes in Internal Controls over Financial Reporting. There have not been any changes in Alamo’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Securities Exchange Act during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Alamo’s internal control over financial reporting.

Item 9B. Other Information

The following disclosure is made by Alamo Group Inc. (the “Company”) in lieu of disclosure on Form 8-K under Item 5.03, “Amendment of Articles of Incorporation or By-laws; Change in Fiscal Year.”

On March 6, 2014, the Board of Directors of the Company approved amendments (the “Amendments”) to the Company’s By-laws (the “By-laws”), effective March 6, 2014.

Article II, Section 2 of the By-laws was amended to clarify that the Board of Directors may postpone, reschedule or cancel any annual meeting of stockholders previously scheduled by the Board of Directors.

Article II, Section 4 of the By-laws was amended to clarify that the stockholders do not have a right to call a special meeting of stockholders. In addition, Article II, Section 4 was amended to provide that the Board of Directors may postpone, reschedule or cancel any special meeting of stockholders previously scheduled by the Board of Directors.

Article II, Section 7 of the By-laws was amended to clarify that the Chairman of the Board of Directors shall act as chairman of meetings of stockholders of the Company and that the Board of Directors may designate any other director or officer of the Company to act as chairman of any meeting in the absence of the Chairman.

Article II, Section 8 of the By-laws was amended to remove the specific order of business applicable to the conduct of stockholders’ meeting previously provided and to provide that the Board of Directors may adopt such rules and regulations for the conduct of any meeting of stockholders as it shall deem appropriate.

Article II of the By-laws was amended to add a new Section 13 that provides that no business may be transacted at an annual meeting of stockholders, other than business that is either (i) specified in the Company’s proxy materials with respect to such meeting given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (ii) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (iii) otherwise properly brought before the annual meeting by any stockholder of the Company (A) who is a stockholder of record on the date of the giving of the notice provided for in Section 13 and on the record date for the determination of stockholders entitled to notice of and to vote at such annual meeting, (B) who is entitled to vote at such annual meeting and (C) who complies with the notice procedures set forth in Section 13. Section 13 provides that submission of a proposal in accordance with its provisions is the exclusive means by which a stockholder may present a proposal, other than matters that are properly brought under Rule 14a-8 of the Securities Exchange Act of 1934 (the “Exchange Act”). Section 13 provides, among other things, requirements as to the timing and form of any notice permitted thereunder.

Article II of the By-laws was amended to add a new Section 14 that provides procedures for nomination of directors. Section 14 states that nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (i) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (ii) by any stockholder of the Company (A) who is a stockholder of record on the date of the giving of the notice provided for in Section 14 and on the record date for the determination of stockholders entitled to notice of and to vote at such meeting, (B) who is entitled to vote at such meeting and (C) who complies with the notice procedures. Section 14 provides, among other things, requirements as to the timing and form of any notice permitted thereunder.

Article II of the By-laws was amended to add a new Section 15 that provides that notwithstanding the provisions of Article II, Sections 13 and 14, a stockholder shall also comply with all applicable requirements of the Exchange Act.

Article VII, Section 1 of the By-laws was amended to provide that the Board of Directors may provide that all or some of all classes or series of stock of the Company may be uncertificated shares.

Article VII, Section 4 of the By-laws was amended to provide certain provisions applicable to the issuance or transfer of uncertificated stock.

Article VIII of the By-laws was amended to add a new Section 7, that provides that unless a majority of the Board of Directors, acting on behalf of the Company, consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no state court within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for certain actions for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the DGCL, the Company’s Certificate of Incorporation or the By-laws (in each case, as may be amended from time to time) or (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over all indispensible parties named as defendants. New Section 7 further provides that any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company is deemed to have notice of and consented to the foregoing provision.

The foregoing description of the Amendments does not purpose to be complete and is qualified in its entirety by reference to the By-laws, as amended, a copy of which is attached hereto as Exhibit 3.2 and incorporated by reference in its entirety.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portion of the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website ( www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas, 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” Compensation Committee Report” and “Director Compensation during 2013.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2013, the last day of Alamo Group Inc.’s 2013 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
Amended and Restated 1994 Incentive Stock Option Plan	3,000	$17.85	—
First Amended and Restated 1999 Non-Qualified Stock Option Plan	49,700	$17.66	—
2005 Incentive Stock Option Plan	289,350	$26.78	66,100
2009 Equity Incentive Plan	75,724	$30.69	293,526
Plans not approved by stockholders	—	—	—
Total	417,774		359,626

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2013. In 1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The remaining balances on December 31, 2013 and 2012 were $40,000 and $115,000, respectively, and are included in the Accrued liabilities and Other long-term liabilities sections of the Company’s balance sheets.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated September 4, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 2.1 to Form 8-K, September 10, 2009, as amended by Form 8-K/A, November 9, 2009
2.2	—	Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as of February 24, 2014	Filed as Exhibit 10.1 to Form 8-K, February 28, 2014
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed Herewith

10.1	—	Loan Agreement, dated April 30, 1969, between Douglass Industries, Inc. and Capital Southwest Corporation	Filed as Exhibit 10.6 to Form S-1, February 5, 1993
10.2	—	First Amendment to Loan Agreement, dated February 12, 1970, between Engler Manufacturing Corporation (formerly known as Douglass Industries, Inc.) and Capital Southwest Corporation	Filed as Exhibit 10.7 to Form S-1, February 5, 1993
10.3	—
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
Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.19	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.20	—	Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8K, March 28, 2011
*10.21	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.22	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.23	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.24	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.25	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.26	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2011
*10.27	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.28	—	Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8-K, March 11, 2011
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 11, 2014
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 11th day of March, 2014.

Signature	Title

/s/JAMES B. SKAGGS James B. Skaggs	Chairman of the Board & Director

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/RODERICK R. BATY Roderick R. Baty	Director

/s/HELEN W. CORNELL Helen W. Cornell	Director

/s/JERRY E. GOLDRESS Jerry E. Goldress	Director

/s/DAVID W. GRZELAK David W. Grzelak	Director

/s/GARY L. MARTIN Gary L. Martin	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2013, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 11, 2014	/s/Ronald A. Robinson
President & Chief Executive Officer

/s/Dan E. Malone
Executive Vice President &
Chief Financial Officer

/s/Richard J. Wehrle
Vice President & Corporate Controller
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
San Antonio, Texas
March 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
San Antonio, Texas
March 11, 2014

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$63,960	$48,291
Accounts receivable, net	151,396	140,268
Inventories	109,104	108,758
Deferred income taxes	5,741	3,824
Prepaid expenses	5,129	5,659
Income tax receivable	1,623	—
Total current assets	336,953	306,800

Property, plant and equipment	158,376	146,454
Less: Accumulated depreciation	(96,472)	(89,653)
	61,904	56,801

Goodwill	32,073	31,648
Intangible assets	5,500	5,500
Deferred income taxes	457	2,593
Other assets	1,589	997
Total assets	$438,476	$404,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,593	$41,641
Income taxes payable	1,126	4,045
Accrued liabilities	33,482	31,601
Current maturities of long-term debt and capital lease obligations	420	588
Deferred income taxes	—	253
Total current liabilities	80,621	78,128

Long-term debt and capital lease obligation, net of current maturities	8	118
Accrued pension liabilities	2,538	9,871
Other long-term liabilities	3,494	3,646
Deferred income taxes	1,350	2,290
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized;12,113,109 and 12,028,354 issued at December 31, 2013 and December 31, 2012, respectively	1,211	1,203
Additional paid-in capital	91,439	88,660
Treasury stock, at cost: 42,600 shares at December 31, 2013 and December 31, 2012	(426)	(426)
Retained earnings	255,203	222,480
Accumulated other comprehensive income (loss)	3,038	(1,631)
Total stockholders’ equity	350,465	310,286
Total liabilities and stockholders’ equity	$438,476	$404,339

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Net sales:
North American
Industrial	$296,617	$263,353	$229,594
Agricultural	215,340	200,467	203,993
European	164,879	164,582	170,006
Total net sales	676,836	628,402	603,593
Cost of sales	518,326	484,890	468,508
Gross profit	158,510	143,512	135,085

Selling, general and administrative expenses	107,773	97,507	92,347
Gain on bargain purchase	—	—	(8,616)
Goodwill impairment	—	656	1,898
Income from operations	50,737	45,349	49,456

Interest expense	(1,161)	(1,620)	(2,422)
Interest income	186	234	247
Other income (expense), net	1,626	(517)	848
Income before income taxes	51,388	43,446	48,129

Provision for income taxes	15,294	14,543	15,442
Net income	$36,094	$28,903	$32,687

Net income per common share:
Basic	$3.00	$2.43	$2.76
Diluted	$2.96	$2.40	$2.73
Average common shares:
Basic	12,050	11,899	11,848
Diluted	12,212	12,058	11,966

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011

Net income	$36,094	$28,903	$32,687
Other comprehensive income (loss):
Foreign currency translation adjustment	479	4,445	(2,788)
Unrealized gains on derivative instruments	—	—	144
Net gain (loss) on pension and other postretirement benefits	6,706	(574)	(6,533)
Other comprehensive income (loss) before income tax expense (benefit)	7,185	3,871	(9,177)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,516)	121	2,021
Other comprehensive income (loss)	4,669	$3,992	$(7,156)
Comprehensive income	$40,763	$32,895	$25,531

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2010	11,830	$1,187	$84,377	$(426)	$166,589	$1,533	$253,260
Net income	—	—	—	—	32,687	—	32,687
Translation adjustment	—	—	—	—	—	(2,788)	(2,788)
Unrealized derivative gain, net of taxes	—	—	—	—	—	144	144
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(4,512)	(4,512)
Tax effect of non-qualified stock options	—	—	63	—	—	—	63
Stock-based compensation	—	—	986	—	—	—	986
Exercise of stock options	30	3	278	—	—	—	281
Dividends paid ($.24 per share)	—	—	—	—	(2,845)	—	(2,845)
Balance at December 31, 2011	11,860	$1,190	$85,704	$(426)	$196,431	$(5,623)	$277,276
Net income	—	—	—	—	28,903	—	28,903
Translation adjustment	—	—	—	—	—	4,445	4,445
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(453)	(453)
Tax effect of non-qualified stock options	—	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	940	—	—	—	940
Exercise of stock options	126	13	2,118	—	—	—	2,131
Dividends paid ($.24 per share)	—	—	—	—	(2,854)	—	(2,854)
Balance at December 31, 2012	11,986	$1,203	$88,660	$(426)	$222,480	$(1,631)	$310,286
Net income	—	—	—	—	36,094	—	36,094
Translation adjustment	—	—	—	—	—	479	479
Net actuarial gain arising during period net of taxes	—	—	—	—	—	4,190	4,190
Tax effect of non-qualified stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,501	—	—	—	1,501
Exercise of stock options	85	8	1,278	—	—	—	1,286
Dividends paid ($.24 per share)	—	—	—	—	(3,371)	—	(3,371)
Balance at December 31, 2013	12,071	$1,211	$91,439	$(426)	$255,203	$3,038	$350,465

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Operating Activities
Net income	$36,094	$28,903	$32,687
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	31	253	992
Depreciation	8,898	9,948	10,418
Amortization of debt issuance	126	126	188
Gain on bargain purchase	—	—	(8,616)
Goodwill impairment charge	—	656	1,898
Stock-based compensation	1,501	940	985
Excess tax benefits from stock-based payment arrangements	—	102	(63)
Provision for deferred income tax expense (benefit)	(877)	(405)	850
Gain (Loss) on sale of equipment	(237)	155	(263)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,515)	4,770	(15,152)
Inventories	776	6,932	(8,680)
Prepaid expenses and other	(925)	(2,376)	(72)
Trade accounts payable and accrued liabilities	4,420	960	(4,162)
Income taxes payable	(4,565)	2,338	397
Other assets and liabilities, net	(3,100)	(2,039)	(740)
Net cash provided by operating activities	31,627	51,263	10,667

Investing Activities
Acquisitions, net of cash acquired	(1,002)	—	(6,536)
Purchase of property, plant and equipment	(13,639)	(4,654)	(5,766)
Proceeds from sale of property, plant and equipment	475	564	440
Net cash used in investing activities	(14,166)	(4,090)	(11,862)

Financing Activities
Net change in bank revolving credit facility	—	(7,000)	(14,000)
Principal payments on long-term debt and capital leases	(399)	(2,117)	(2,570)
Dividends paid	(3,371)	(2,854)	(2,845)
Proceeds from sale of common stock	1,286	2,131	281
Excess tax benefits from stock-based payment arrangements	—	(102)	63
Net cash provided by (used in) financing activities	(2,484)	(9,942)	(19,071)

Effect of exchange rate changes on cash	692	772	311
Net change in cash and cash equivalents	15,669	38,003	(19,955)
Cash and cash equivalents at beginning of the year	48,291	10,288	30,243
Cash and cash equivalents at end of the year	$63,960	$48,291	$10,288

Cash paid during the year for:
Interest	$1,118	$1,837	$2,295
Income taxes	21,580	13,533	15,247
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
The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. On December 31, 2013, the Company had $2,884,000 in outstanding forward exchange contracts related to sales. The unrealized loss of the December 31, 2013 contracts that the Company expects to incur during the first quarter of 2014 is approximately $11,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2013, 2012 and 2011, such transactions netted gains (losses) of $921,000, $(476,000), and $816,000, respectively.
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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2013, goodwill was $32,073,000, which represents 7% of total assets.

The Company recognized no goodwill impairment in 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux, of $656,000 in 2012 and two of its French operations, SMA and Rousseau, of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On December 31, 2013, there was approximately $6.9 million and $12.3 million of goodwill related to the Schwarze and Rivard reporting units, respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Schwarze and Rivard reporting units' carrying values are not materially different from fair value, any changes to the Company's assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

The Company's intangible assets with indefinite useful lives not subject to amortization consists of trade names. The net book value of these trade names was $5,500,000 as of December 31, 2013 and 2012 . This consisted of the Gradall trade name valued at $3,600,000 and the Bush Hog trade name valued at $1,900,000.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 330 former employees and 133 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 87 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company recognizes the funded status of the defined benefit pension plans as a liability in its statement of financial position and recognizes any changes in that funded status in the year in which the changes occur through other comprehensive income.

Related Party Transactions

There were no reportable relationships or related party transactions for the years ended December 31, 2013 and 2012. In1999, the Company approved a supplemental retirement benefit for Donald J. Douglass which is paid on a quarterly basis over a period of fourteen and one-half years that began in the year 2000. The balance on December 31, 2013 and 2012 was $40,000 and $115,000, respectively, and is included in the Accrued liabilities and Other long-term liabilities sections of the Company’s consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts represent an average of historical amounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. From time to time, revenue is recognized under a bill and hold arrangement. Revenue recognized under bill and hold arrangements for 2013, 2012, and 2011 was immaterial.

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

The book value of capitalized software net of depreciation was approximately $944,000 and $1,092,000 on December 31, 2013 and December 31, 2012, respectively. Software depreciation expense was $488,000, $676,000 and $822,000 in 2013, 2012 and 2011, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of two to seven years.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2013, 2012 and 2011 was approximately $6,646,000, $6,353,000 and $6,441,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $7,164,000, $5,686,000, and $6,017,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Legal Costs

The Company’s policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Federal Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2013, 2012, and 2011:

	December 31,
	2013	2012	2011

Risk-free interest rate	1.38%	1.44%	2.64%
Dividend yield	0.8%	1.2%	1.2%
Volatility factors	47.9%	46.7%	46.7%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2013 and 2012.

2. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2013	2012	2011

Net income	$36,094	$28,903	$32,687

Average common shares:
Basic (weighted-average outstanding shares)	12,050	11,899	11,848
Dilutive potential common shares from stock options	162	159	118
Diluted (weighted-average outstanding shares)	12,212	12,058	11,966

Basic earnings per share	$3.00	$2.43	$2.76

Diluted earnings per share	$2.96	$2.40	$2.73

Stock options totaling 3,831 shares in 2013, 38,954 shares in 2012, and 78,337 shares in 2011 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2013
Allowance for doubtful accounts	$3,077	$31	$62	$(432)	$2,738
Reserve for sales discounts	15,005	76,184	—	(74,465)	16,724
Reserve for inventory obsolescence	9,099	2,586	(157)	(2,932)	8,596
Reserve for warranty	5,007	6,410	80	(6,503)	4,994
2012
Allowance for doubtful accounts	$3,215	$253	$113	$(504)	$3,077
Reserve for sales discounts	14,567	65,481	(16)	(65,027)	15,005
Reserve for inventory obsolescence	7,630	2,998	79	(1,608)	9,099
Reserve for warranty	5,083	6,646	82	(6,804)	5,007
2011
Allowance for doubtful accounts	$2,852	$995	$(65)	$(567)	$3,215
Reserve for sales discounts	11,903	62,935	9	(60,280)	14,567
Reserve for inventory obsolescence	7,506	3,403	(123)	(3,156)	7,630
Reserve for warranty	5,554	6,070	17	(6,558)	5,083

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

The allowance for doubtful accounts balance was $2,738,000 on December 31, 2013, and $3,077,000 on December 31, 2012. The decrease was mainly from the Company’s Industrial Division.

Sales Discounts

On December 31, 2013, the Company had $16,724,000 in reserves for sales discounts compared to $15,005,000 on December 31, 2012 on product shipped to our customers under various promotional programs. The increase was due primarily to increased sales volume of the Company’s agricultural products during the 2013 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2014. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $8,596,000 on December 31, 2013 and $9,099,000 on December 31, 2012 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Industrial Division and to a lesser extent the Company's Agricultural Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $4,994,000 on December 31, 2013 and $5,007,000 on December 31, 2012.

4. INVENTORIES

      Inventories valued at LIFO represented 55% and 56% of total inventory for the years ended December 31, 2013 and 2012, respectively. The excess of current costs over LIFO-valued inventories was $9,483,000 and $8,975,000 on December 31, 2013 and December 31, 2012, respectively. (The $508,000 increase in LIFO reserve during 2013 came from reductions in inventory levels within U.S. operations. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2013, was a decrease to cost of sales of $508,000, and an decrease in 2012 of $484,000 and an increase in 2011 of $1,805,000.) Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2013	2012
Finished goods and parts	$84,548	$93,095
Work in process	9,906	7,922
Raw materials	14,650	7,741
	$109,104	$108,758

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2013	2012	Useful Lives
Land	$8,708	$8,576
Buildings and improvements	62,169	59,309	10-20 yrs.
Machinery and equipment	65,451	57,320	3-15 yrs.
Office furniture and equipment	6,705	5,984	3-7 yrs.
Computer software	10,557	10,602	2-7 yrs.
Transportation equipment	4,786	4,663	3 yrs.
	158,376	146,454
Accumulated depreciation	(96,472)	(89,653)
	$61,904	$56,801

Property, plant and equipment on December 31, 2013 and December 31, 2012 include capital leases in the amount of $7,246,000 and $6,944,000, respectively, which are included in the listings above. Accumulated depreciation relating to the capital leases on December 31, 2013 and 2012 was $4,749,000 and $4,132,000, respectively. Amortization related to the capital lease is included in depreciation expense.

6. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2011, 2012 and 2013 are as follows:

(in thousands)
Balance at December 31, 2010	$34,073
Translation adjustment	(424)
Goodwill impairment	(1,898)
Balance at December 31, 2011	$31,751
Translation adjustment	553
Goodwill impairment	$(656)
Balance at December 31, 2012	$31,648
Translation adjustment	425
Goodwill impairment	—
Balance at December 31, 2013	$32,073

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2013	2012
Salaries, wages and bonuses	$15,509	$12,433
Warranty	4,994	5,007
State taxes	5,217	4,922
Other	7,762	9,239
	$33,482	$31,601

8. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2013	2012
Bank revolving credit facility	$—	$—
Capital lease obligations	120	394
Other notes payable	308	312
Total debt	428	706
Less current maturities	420	588
Total long-term debt	$8	$118

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility total$100,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2013, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of December 31, 2013, no amounts were outstanding under the revolving credit facility. On December 31, 2013, $722,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in $99,278,000 in available borrowings. As of December 31, 2013, the Company is in compliance with the terms and conditions of its credit facilities.

The aggregate maturities of long-term debt, as of December 31, 2013, are as follows: $420,000 in 2014; $8,000 in 2015; and zero thereafter.

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
Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

The Company uses quoted market prices, when available, to determine fair value, and the Company classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified with Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc. These measurements are classified within Level 3.

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

10. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2013	2012	2011
Income before income taxes:
Domestic	$35,146	$29,390	$28,109
Foreign	16,242	14,056	20,020
	$51,388	$43,446	$48,129

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2013	2012	2011
Current:
Domestic	$10,605	$9,273	$7,771
Foreign	3,200	4,919	5,682
State	2,366	756	1,139
	16,171	14,948	14,592
Deferred:
Domestic	(1,074)	(192)	397
Foreign	249	(363)	331
State	(52)	150	122
	(877)	(405)	850
Total income taxes	$15,294	$14,543	$15,442

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income loss before income taxes consist of the following:

	December 31,
(in thousands)	2013	2012	2011
Domestic statutory rate at 35% (34% for 2011 and 2010)	$17,985	$15,206	$16,364
Increase (reduction) from:
Jurisdictional rate differences	(1,959)	(1,477)	(1,315)
Goodwill impairment	—	157	633
Valuation allowance	(114)	825	—
Stock based compensation	136	214	161
U.S. state taxes	1,496	589	740
Domestic Production Deduction	(1,162)	(948)	(796)
R&E Credit Reserve	(856)	(130)	(252)
Other, net	(232)	107	(93)
Provision for income taxes	$15,294	$14,543	$15,442
Effective tax rate	30%	33%	32%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2013	2012
Deferred income tax assets:
Inventory basis difference	$1,576	$1,475
Accounts receivable reserve	201	299
Stock based compensation	904	614
Pension liability	1,604	3,595
Employee benefit accrual	601	459
Product liability and warranty reserves	1,417	1,120
Expenses not deductible for tax purposes	1,064	487
Foreign net operating loss	2,954	1,608
State net operating loss	76	82
Other	34	3

Total deferred income tax assets	$10,431	$9,742
Less: Valuation allowance	(711)	(825)

Net deferred income tax assets	$9,720	$8,917

Deferred income tax liabilities:
Inventory basis differences	$—	$(253)
Depreciation	(3,068)	(2,867)
Intangible assets	(1,277)	(1,011)
Deferred revenue	(66)	(135)
Expenses not deductible for tax purposes	(461)	(777)

Total deferred income tax liabilities	$(4,872)	$(5,043)

Net deferred income tax assets	$4,848	$3,874

As of December 31, 2013, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions' net operating loss carryforwards are in the approximate amount of $10.6 million with an unlimited carryforward period. The Company also has state net operating loss carryforwards in the U.S. of approximately $5.0 million which will expire between 2014 to 2028.

The company recorded a valuation allowance as of December 31, 2013 and 2012 due to uncertainties related to the ability to utilize some of the deferred income tax assets, primarily consisting of certain U.S. state NOLs and income tax credits, and international NOLs, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2013 is primarily dependent upon the ability to generate future taxable income in certain U.S. states and international jurisdictions.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2013, the cumulative undistributed earnings of these subsidiaries approximated $138,531,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. Unrecognized tax benefits in the amount of$257,000 and $146,000 for 2012 and 2013, respectively, are included in other noncurrent liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

	December 31,
	2013	2012
Balance as of beginning of year	$257,000	$235,000
Additions for tax positions related to the current year	56,000	—
Additions for tax positions related to prior years	27,000	22,000
Reduction due to lapse of statute of limitations	(194,000)	—
Balance as of end of year	$146,000	$257,000

The Company's policy is to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2013, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2009 through 2013. The Company's open tax years for its foreign income tax returns are for the tax years ended 2009 through 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted. The Act provided tax relief for businesses by reinstating certain tax benefits retroactively to January 1, 2012. There are several provisions of the Act that impacted the Company, most notably the extension of the Research and Development credit through 2013. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the additional Research and Development Credit in 2013 tax provision that related to the 2012 tax year was approximately $450,000. Currently, the Research and Development credit has not been extended for 2014.

11. COMMON STOCK

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2012 or 2013. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

Subsequent to December 31, 2013, the Company declared and paid a dividend of $0.07 per share.

12. STOCK OPTIONS

Incentive Options

On April 28, 1994, the stockholders approved the 1994 Incentive Stock Option Plan (“1994 ISO Plan”) for key employees. Each option becomes vested and exercisable for up to 20% of the total optioned shares each year after grant. Under the terms of this plan, the exercise price of the shares subject to each option granted would not be less than the fair market value of the common stock at the date the option is granted. There are 3,000 shares outstanding under this option plan. No further option grants can be made under this plan.

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2013, 2012 and 2011, options to purchase 49,000 shares, 61,000 shares and 35,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2013		2012		2011
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	330,730	$21.82	377,480	$19.27	360,130	$18.29
Granted	49,000	42.70	61,000	32.76	35,000	26.45
Exercised	(81,880)	16.77	(99,650)	19.26	(15,650)	12.03
Canceled	(5,500)	24.24	(8,100)	17.20	(2,000)	24.69
Options outstanding at end of year	292,350	26.68	330,730	21.82	377,480	19.27
Options exercisable at end of year	154,950	$21.57	192,830	$19.48	243,180	$19.32
Options available for grant at end of year	66,100		109,600		162,500
*Weighted Averages

 Options outstanding and exercisable at December 31, 2013 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	54,550	5.07	$11.80	38,350	$11.95
$19.79 - $32.76	188,800	5.77	$26.83	116,600	$24.73
$42.70 - $42.70	49,000	9.35	$42.70	—	$—
Total	292,350			154,950
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2013, 2012, and 2011 were $20.56, $14.76 and $12.50, respectively. As of December 31, 2013, there was $1,322,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2013		2012		2011
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	89,700	$19.91	112,800	$18.62	102,400	$15.62
Granted	25,000	42.70	—	—	30,000	26.45
Exercised	—	—	(23,100)	13.62	(14,600)	11.45
Cancelled	—	—	—	—	(5,000)	25.18
Options outstanding at end of year	114,700	24.87	89,700	19.91	112,800	18.62
Options exercisable at end of year	57,900	$19.89	38,100	$21.91	37,400	$19.57
Options available for grant at end of year	293,526		322,750		32,500
*Weighted Averages

Options outstanding and exercisable as of December 31, 2013 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life(yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $17.85	37,200	5.36	$11.45	23,400	$11.45
$19.79 - $32.76	52,500	5.61	25.90	34,500	25.61
$42.70 - $42.70	25,000	9.35	$42.70	—	$—
Total	114,700			57,900
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2013 and 2011 were $20.56 and $12.50, respectively. There were no options granted in 2012. As of December 31, 2013, there was $213,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2013, 2012 and 2011, 0, 23,100, and 14,600 non-qualified options were exercised, respectively, were exercised, $0, $315,000, and $167,000 of cash receipts were received, respectively, and tax deductions of $0, $284,000, and $178,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	2013		2012		2011
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	11,375	$24.24	19,750	$22.96	9,000	$15.86
Granted	4,224	42.70	—	—	13,500	26.08
Exercised	(4,875)	22.07	(6,125)	21.13	(2,750)	15.06
Cancelled	—	—	(2,250)	21.45	—	—
Options outstanding at end of year	10,724	32.49	11,375	24.24	19,750	22.96

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2013, 2012, and 2011 were 2.09, 2.65 and 3.48, respectively. As of December 31, 2013, there was $90,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

13. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 330 former employees and 133 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 87 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

 The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,786	$20,923	$31,709
Service cost	11	5	16
Interest cost	371	760	1,131
Liability actuarial (gain)/loss	(1,060)	(2,620)	(3,680)
Benefits paid	(631)	(733)	(1,364)
Benefit obligation at end of year	9,477	18,335	27,812
Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,690	14,148	21,838
Return on plan assets	1,136	2,090	3,226
Employer contributions	678	896	1,574
Benefits paid	(631)	(733)	(1,364)
Fair value of plan assets at end of year	8,873	16,401	25,274
Underfunded status – December 31, 2012	$(604)	$(1,934)	$(2,538)
Accumulated benefit obligation – December 31, 2013	$9,477	$18,335	$27,812

	Year Ended December 31, 2012
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,454	$19,238	$29,692
Service cost	10	4	14
Interest cost	411	788	1,199
Liability actuarial (gain)/loss	549	1,619	2,168
Benefits paid	(638)	(726)	(1,364)
Benefit obligation at end of year	10,786	20,923	31,709
Change in fair value of plan assets
Fair value of plan assets at beginning of year	6,663	12,237	18,900
Return on plan assets	937	1,722	2,659
Employer contributions	728	915	1,643
Benefits paid	(638)	(726)	(1,364)
Fair value of plan assets at end of year	7,690	14,148	21,838
Underfunded status – December 31, 2011	$(3,096)	$(6,775)	$(9,871)
Accumulated benefit obligation – December 31, 2012	$10,786	$20,923	$31,709

The Company recognizes the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. The Company measures the funded status of a plan as of the date of its year-end statement of financial position.

The underfunded status of the plans of $2,538,000 and $9,871,000 as of December 31, 2013 and 2012, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2013	2012	2013	2012
Discount rate	4.60%	3.55%	4.75%	3.70%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2013	2012	2013	2012
Discount rate	3.55%	4.06%	3.70%	4.18%
Long-term rate of return on plan assets	7.25%	7.75%	7.25%	7.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$11	$5	$16
Interest cost	371	760	1,131
Expected return on plan assets	(549)	(1,018)	(1,567)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	285	418	703
Net periodic benefit cost	$118	$165	$283

	Year Ended December 31, 2012
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$10	$4	$14
Interest cost	411	788	1,199
Expected return on plan assets	(520)	(951)	(1,471)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	280	379	659
Net periodic benefit cost	$181	$220	$401

 The Company estimates that $132,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2014.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2013	2012	2013	2012
Equity securities	55%	55%	55%	55%
Debt securities	38%	38%	38%	38%
Short-term investments	2%	2%	2%	2%
Other	5%	5%	5%	5%
Total	100%	100%	100%	100%

As of December 31, 2013, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2013: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input were observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31:

(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$—	$—	$—	$—
Mid Cap	1,577	1,577
Large Cap	6,826	6,826
International	2,531	2,531

Common/Collective:
Wells Fargo Liability Driven Solution	3,521		3,521
Wells Fargo International Equity Index Fund	1,286		1,286
Wells Fargo Thornburg International	1,273		1,273
Wells Fargo Large Cap Growth Index Fund	1,423		1,423
Wells Fargo Large Cap Value Index Fund	1,427		1,427
Wells Fargo Multi-Manager Small Cap	1,683		1,683
Wells Fargo Russell 2000 Index Fund	841		841
Wells Fargo S&P Mid Cap Index Fund	950		950
T Rowe Price Equity Income	1,424		1,424

Cash & Short-term Investments	512	512
Total	$25,274	$11,446	$13,828	$—

(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Small Cap	$—	$—	$—	$—
Mid Cap	1,376	1,376
Large Cap	7,126	7,126
International	2,201	2,201

Common/Collective:
Wells Fargo Liability Driven Solution Fund	3,074	—	3,074	—
Wells Fargo International Equity Index Fund	1,097		1,097
Wells Fargo Thornburg International	1,103		1,103
Wells Fargo Large Cap Growth Index Fund	1,216		1,216
Wells Fargo Large Cap Value Index Fund	1,210		1,210
Wells Fargo Multi-Manager Small Cap	1,481		1,481
Wells Fargo Russell 2000 Index Fund	708		708
Wells Fargo S&P Mid Cap Index Fund	825		825

Cash & Short-term Investments	421	421
Total	$21,838	$11,124	$10,714	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2013 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2013. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2014	$643	$862	$1,505
2015	634	896	1,530
2016	635	932	1,567
2017	644	1,021	1,665
2018	651	1,112	1,763
Years 2019 through 2023	$3,231	$6,096	$9,327

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

The change in the Projected Benefit Obligation (PBO) as of December 31, 2013 and 2012, is shown below in thousands:

	Year Ended December 31,
(in thousands)	2013	2012
Benefit obligation at January 1,	$3,057	$2,584
Service cost	114	101
Interest cost	102	104
Liability actuarial (gain)/loss	(252)	268
Plan Amendments	—	—
Benefit obligation at December 31,	$3,021	$3,057

The components of net periodic pension expense were as follows in thousands:

	Year Ended December 31,
(in thousands)	2013	2012
Service Cost	$114	$101
Interest Cost	102	104
Amortization of Prior Service Cost	327	287
Net Periodic Benefit Cost	$543	$492

The Company estimates that $270,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2014.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2013	2012
Discount rate	4.60%	3.37%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2013	2012
Discount rate	3.37%	4.04%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2014	$44
2015	51
2016	101
2017	140
2018	241
Years 2019 through 2023	$1,305

Defined Contribution Plans

The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $422,000 and $388,000 to the IAM Plan for the plan years ended December 31, 2013 and 2012, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2013, 2012 and 2011 were $1,331,000, $1,678,000, and $992,000, respectively. A U.S. subsidiary of the Company had an Hourly Employee Pension Plan of Trust covering collective bargaining which was terminated on December 31, 2006. As of January 1, 2006 the employees were added to the existing 401(k) retirement and salary plan.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $697,000, $696,000, and $676,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

14.  SEGMENT REPORTING

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues, income from operations (loss), goodwill and total identifiable assets by reporting segment for the years ended December 31, 2013, 2012 and 2011:

	December 31,
(in thousands)	2013	2012	2011
Net Revenue
North American Industrial	$296,617	$263,353	$229,594
North American Agricultural	215,340	200,467	203,993
European	164,879	164,582	170,006
Consolidated	$676,836	$628,402	$603,593
Income from Operations
North American Industrial	$25,743	$19,313	$24,649
North American Agricultural	17,880	18,319	16,644
European	7,114	7,717	8,163
Consolidated	$50,737	$45,349	$49,456
Goodwill
North American Industrial	$13,176	$13,418	$13,316
North American Agricultural	—	—	—
European	18,897	18,230	18,435
Consolidated	$32,073	$31,648	$31,751
Total Identifiable Assets
North American Industrial	$161,080	$153,234	$144,763
North American Agricultural	123,352	118,829	121,320
European	154,044	132,276	115,582
Consolidated	$438,476	$404,339	$381,665

15. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2013	2012	2011
Net sales	$236,839	$227,568	$216,201
Income from operations	14,822	14,470	19,362
Income before income taxes	16,241	13,731	20,051
Identifiable assets	$205,317	$179,263	$155,188

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2013	2012	2011
Geographic net sales:
United States	$444,151	$401,415	$381,390
United Kingdom	36,892	40,734	39,967
France	97,958	92,964	101,124
Canada	45,045	36,190	26,029
Australia	11,517	10,225	14,171
Other	41,273	46,874	40,912
Total net sales	$676,836	$628,402	$603,593
Geographic location of long-lived assets:
United States	$42,053	$46,749	$52,262
United Kingdom	19,718	13,809	13,511
France	25,751	25,166	26,746
Canada	12,562	11,719	12,221
Australia	768	190	158
Total long-lived assets	$100,852	$97,633	$104,898

Net sales are attributed to countries based on the location of customers.

16. COMMITMENTS AND CONTINGENCIES
Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2013, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2014	$1,507	$115
2015	927	8
2016	515	—
2017	287	—
2018	110	—
Thereafter	—	—
Total minimum lease payments	$3,346	$123
Less amount representing interest		3
Present value of net minimum lease payments		$120
Less current portion		112
Long-term portion		$8

Rental expense for operating leases was $2,293,000 for 2013, $2,088,000 for 2012, and $1,879,000 for 2011.

Purchase obligations of $83,105,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. We received a conditional “no further action” letter in January of 2009. When we demonstrate stable or improving conditions below residential standards for a certain period of time by monitoring existing wells, we will request an unconditional “no further action” letter.

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

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall is appealing the decision and has reserved the full amount.

Alamo Group Inc.  and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013.

Certain assets of the Company contain asbestos that may have to be remediated over time. The Company believes that any subsequent change in the liability associated with the asbestos removal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

17. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2013 and 2012 is presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$158,429	$178,064	$174,738	$165,605	$155,911	$167,009	$156,078	$149,404
Gross profit	34,912	44,091	43,156	36,351	35,238	39,161	37,070	32,043
Net income	6,950	11,787	11,333	6,024	6,785	9,344	8,575	4,199
Earnings per share
Diluted	$0.57	$0.97	$0.93	$0.49	$0.56	$0.77	$0.71	$0.35
Average shares
Diluted	12,158	12,200	12,229	12,262	12,027	12,058	12,056	12,090
Dividends per share	$0.07	0.07	$0.07	$0.07	$0.06	$0.06	$0.06	$0.06
Market price of common stock
High	$40.64	$44.13	$49.45	$61.27	$30.93	$34.23	$34.00	$34.63
Low	$33.12	$37.39	$40.48	$45.51	$25.51	$29.40	$27.07	$29.66

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The fourth quarter 2013 results includes $1.8 million in pretax legal expenses related to the patent infringement lawsuit filed against the Company.

The fourth quarter 2012 results include the following items: (1) a pretax charge of $0.7 million related to goodwill impairment; (2) a $2.4 million charge relating to various litigation matters; and (3) a $1.2 million reversal of an environmental reserve at our Gradall facility.

18. SUBSEQUENT EVENTS
On February 24, 2014 the Company announced that it has entered into an agreement to acquire the operating units of Specialized Industries, LP. This includes the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC. Super Products is a manufacturer of vacuum trucks and related equipment, parts and service, which is complementary to Alamo’s VacAll operation. Wausau-Everest is a manufacturer of snow removal equipment which is complementary to Alamo’s Tenco and Henke operations. And, Howard P. Fairfield is a dealer/distribution operation primarily in the New England area. Together the three operations had net sales of approximately $139 million in the fiscal year ending December 31, 2013. Total consideration for the purchase is approximately $186 million, subject to certain adjustments. The purchase is anticipated to close within 45 days and is subject to receiving regulatory approval and completion of other pre-closing requirements.

In anticipation of this acquisition, the Company is expanding its revolving credit facility and increasing its line of credit from $100 million to $250 million to meet the ongoing needs of the combined entities.

The Company has entered into a contract to sell the SMC plant for $900,000 and anticipates a gain on the sale of the facility which is expected to close in the second quarter of 2014.