Form 10-Q
period 2014-03-31
ALAMO GROUP INC
filed 2014-05-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

AT APRIL 30, 2014, 12,134,983 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2014 and December 31, 2013

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2014 and March 31, 2013

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2014 and March 31, 2013

	Interim Condensed Consolidated Statements of Cash Flows	6
	Three Months Ended March 31, 2014 and March 31, 2013

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,253	$63,960
Accounts receivable, net	183,361	151,396
Inventories	123,932	109,104
Deferred income taxes	5,880	5,741
Prepaid expenses	7,158	5,129
Income tax receivable	1,623	1,623
Total current assets	364,207	336,953

Property, plant and equipment	160,926	158,376
Less: Accumulated depreciation	(99,374)	(96,472)
	61,552	61,904

Goodwill	31,980	32,073
Intangible assets	5,500	5,500
Deferred income taxes	461	457
Other assets	1,743	1,589

Total assets	$465,443	$438,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$66,335	$45,593
Income taxes payable	1,947	1,126
Accrued liabilities	32,473	33,482
Current maturities of long-term debt and capital lease obligations	1,139	420
Total current liabilities	101,894	80,621

Long-term debt and capital lease obligations, net of current maturities	—	8
Deferred pension liability	2,138	2,538
Other long-term liabilities	3,540	3,494
Deferred income taxes	1,304	1,350

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,125,009 and 12,113,109 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,213	1,211
Additional paid-in-capital	91,989	91,439
Treasury stock, at cost; 42,600 shares at March 31, 2014 and December 31, 2013	(426)	(426)
Retained earnings	261,595	255,203
Accumulated other comprehensive income, net	2,196	3,038
Total stockholders’ equity	356,567	350,465

Total liabilities and stockholders’ equity	$465,443	$438,476

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net sales:
North American
Industrial	$77,314	$69,334
Agricultural	49,845	49,636
European	44,091	39,459
Total net sales	171,250	158,429
Cost of sales	133,120	123,517
Gross profit	38,130	34,912

Selling, general and administrative expenses	27,499	25,173
Income from operations	10,631	9,739

Interest expense	(239)	(242)
Interest income	61	44
Other income (expense), net	474	289
Income before income taxes	10,927	9,830
Provision for income taxes	3,689	2,880
Net Income	$7,238	$6,950

Net income per common share:
Basic	$0.60	$0.58
Diluted	$0.59	$0.57
Average common shares:
Basic	12,084	12,006
Diluted	12,270	12,158

Dividends declared	$0.07	$0.07

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013

Net Income	$7,238	$6,950
Other comprehensive income (loss):
Foreign currency translation adjustment	(926)	(5,793)
Post Retirement adjustments:
Net gains (losses) arising during the period	84	189
Other comprehensive income (loss)	(842)	(5,604)
Comprehensive Income	$6,396	$1,346

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating Activities
Net income	$7,238	$6,950
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(27)	(86)
Depreciation	2,314	2,154
Amortization of debt issuance	32	32
Stock-based compensation expense	301	192
Excess tax benefits from stock-based payment arrangements	(74)	(20)
Provision for deferred income tax (benefit) expense	(131)	93
Loss on sale of property, plant and equipment	(22)	(128)
Changes in operating assets and liabilities:
Accounts receivable	(32,185)	(31,377)
Inventories	(14,853)	(11,123)
Prepaid expenses and other assets	(2,312)	(313)
Trade accounts payable and accrued liabilities	19,767	14,634
Income taxes payable	832	(983)
Other long-term liabilities	(268)	(318)
Net cash used in operating activities	(19,388)	(20,293)

Investing Activities
Acquisitions, net of cash acquired	—	—
Purchase of property, plant and equipment	(2,218)	(3,116)
Proceeds from sale of property, plant and equipment	48	277
Net cash used in investing activities	(2,170)	(2,839)

Financing Activities
Net change in bank revolving credit facility	—	10,000
Principal payments on long-term debt and capital leases	(76)	(73)
Proceeds from issuance of debt	762	—
Dividends paid	(846)	(840)
Proceeds from sale of common stock	250	565
Excess tax benefits from stock-based payment arrangements	74	20
Net cash provided by financing activities	164	9,672

Effect of exchange rate changes on cash	(313)	(1,340)
Net change in cash and cash equivalents	(21,707)	(14,800)
Cash and cash equivalents at beginning of the period	63,960	48,291
Cash and cash equivalents at end of the period	$42,253	$33,491

Cash paid during the period for:
Interest	$256	$186
Income taxes	3,541	3,848

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2014

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In July 2013, the provisions of Accounting Standards Codification Topic 740, “Income Taxes,” were amended to provide specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendment requires entities to present an unrecognized tax benefit as a reduction to the deferred tax asset generated by the net operating loss carryforward, similar tax loss, or tax credit carryforward, if such items are available to be used to offset the unrecognized tax benefit. These provisions were effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance for the year ended December 31,2013 and the guidance did not have a material impact on our financial statements.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering the calendar year 2013 though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain and continue to develop processes to assess the impacts and will file the required document by the May 2014 deadline.

2.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $2,678,000 and $2,738,000 at March 31, 2014 and December 31, 2013, respectively.

3.  Inventories

Inventories valued at LIFO cost represented 56% and 55% of total inventory at March 31, 2014 and December 31, 2013, respectively.  The excess of current cost over LIFO valued inventories was $9,483,000 at March 31, 2014 and December 31, 2013.  Inventory obsolescence reserves were $8,495,000 at March 31, 2014 and $8,596,000 at December 31, 2013.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	March 31, 2014	December 31, 2013

Finished goods	$97,904	$84,548
Work in process	11,354	9,906
Raw materials	14,674	14,650
	$123,932	$109,104

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
Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

When available, the Company uses quoted market prices to determine fair value, and the Company classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.  The Company does not currently have any assets or liabilities recorded at fair value on a recurring basis.

5.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2014	2013

Dividends declared	$0.07	$0.07
Dividends paid	$0.07	$0.07

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

The Company’s stock-based compensation expense was $301,000 and $192,000 for the three months ended March 31, 2014 and 2013, respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ending March 31, 2014
Shares
Outstanding at beginning of year	292,350
Granted	—
Exercised	(5,300)
Canceled	(2,400)

Outstanding at March 31, 2014	284,650
Exercisable at March 31, 2014	149,650
Available for grant at March 31, 2014	68,500

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ending March 31, 2014
Shares
Outstanding at beginning of year	114,700
Granted	—
Exercised	(6,600)
Canceled	—

Outstanding at March 31, 2014	108,100
Exercisable at March 31, 2014	51,300
Available for grant at March 31, 2014	293,526

Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For three months ending March 31, 2014
Shares
Outstanding at beginning of year	10,724
Granted	—
Vested	—
Forfeited or Canceled	—
Outstanding at March 31, 2014	10,724

7.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2014	2013
Net Income	$7,238	$6,950
Average Common Shares:
Basic (weighted-average outstanding shares)	12,084	12,006
Dilutive potential common shares from stock options	186	152
Diluted (weighted-average outstanding shares)	12,270	12,158

Basic earnings per share	$0.60	$0.58
Diluted earnings per share	$0.59	$0.57

8.  Segment Reporting

At March 31, 2014 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2014	2013

Net Revenue
Industrial	$77,314	$69,334
Agricultural	49,845	49,636
European	44,091	39,459
Consolidated	$171,250	$158,429

Operating Income
Industrial	$6,300	$5,197
Agricultural	2,415	2,636
European	1,916	1,906
Consolidated	$10,631	$9,739

Goodwill
Industrial	$13,042	$13,328
Agricultural	—	—
European	18,938	17,542
Consolidated	$31,980	$30,870

Total Identifiable Assets
Industrial	$171,722	$149,005
Agricultural	151,253	134,790
European	142,468	143,445
Consolidated	$465,443	$427,240

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

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall has appealed the decision and has reserved the full amount.

Alamo Group Inc.  and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded in December 2013 that not only did the defendants not infringe the patent but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has filed notice of appeal.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 328 former employees and 132 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 240 former employees and 87 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Three Months Ended March 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	105	213	318
Expected return on plan assets	(159)	(295)	(454)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	18	15	33
Net periodic benefit cost	$(34)	$(66)	$(100)

	Three Months Ended March 31, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$3	$1	$4
Interest cost	93	190	283
Expected return on plan assets	(137)	(255)	(392)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	71	105	176
Net periodic benefit cost	$30	$41	$71

The Company had net pension income of $100,000 for the three months ended March 31, 2014 and net pension expense of $71,000 for the three months ended March 31, 2013. The Company is required to contribute $1,199,000 to the pension plans for 2014, of which $267,000 has been paid through March 31, 2014.

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

The net period expense for the three months ended March 31, 2014 and 2013 was $140,000 and $136,000, respectively.

12.  Income Taxes

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

We currently file income tax returns in the U.S., Canada, UK, France and Australia in which we have entities, and are periodically audited by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process.

Although the outcome of future tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution; such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries which have lower statutory rates.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act was recognized in the amount of $350,000 and was reflected in the Company's provision for income taxes in the first quarter of 2013. Research and Development tax credits have not yet been approved by the U.S. federal government for 2014.

13.  Subsequent Events

Recent Developments

On February 24, 2014, the Company entered into an agreement to acquire the operating units of Specialized Industries, LP. This includes the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC (the “Pending Acquisition”). Super Products is a manufacturer of vacuum trucks and related equipment, parts and service, which is complementary to Alamo’s VacAll operation. Wausau-Everest is a manufacturer of snow removal equipment which is complementary to Alamo’s Tenco and Henke operations. Howard P. Fairfield is a dealer/distribution operation primarily in the New England area. Total consideration for the purchase is approximately $186 million, subject to certain adjustments. The purchase is anticipated to close during the second quarter of 2014 and the regulatory review process has now been satisfactorily completed. Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the Pending Acquisition and meet the ongoing needs of the combined entities.

Acquisition of Kellands

On April 2, 2014 the Company announced its European subsidiary Alamo Group Europe Ltd acquired Kellands Agricultural Ltd. and its subsidiary Multidrive Tractors Ltd. based near Cheltenham, Gloucestershire in England. The Kellands Group manufactures and markets self-propelled sprayers and a range of multi-purpose load carrying tractor vehicles. The company had sales of approximately US $11 million in 2013.

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

The Company closed in April 2014, the contract to sell the SMC plant for $900,000. We expect to record a gain of approximately $840,000 on the sale of the facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2014	2013
North American
Industrial	45.2%	43.8%
Agricultural	29.1%	31.3%
European	25.7%	24.9%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2014	2013

Gross margin	22.3%	22.0%
Income from operations	6.2%	6.1%
Income before income taxes	6.4%	6.2%
Net income	4.2%	4.4%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first three months of 2014, the Company's net income was up 4.2% compared to the same time in 2013. Alamo's Industrial Division saw a 11.5% increase in sales versus 2013, mainly from improved sales in sweepers, mowing equipment, excavators, and snow equipment products. In the Company's Agricultural Division, sales were essentially flat during the first three months of 2014 as demand for the Company's products was soft due to the severe winter weather conditions that affected both our markets and operations. European sales for the first three months of 2014 were up 11.7% compared to 2013. Both agricultural and governmental markets in Europe showed some signs of improvement despite the weak economic conditions. Consolidated gross margins as well as gross margin percent in 2014 improved from increased unit volume which led to favorable production efficiencies. This was offset somewhat by an increase in lower margin tractor sales during the first quarter. The Company's backlog improved 5.6% to $117,938,000 during the first three months of 2014 versus $110,637,000 during the same period in 2013 which should benefit sales through the rest of the year. The increase in the backlog came from the Company's Industrial and European Divisions.

The Company believes that its markets for 2014 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Net sales for the first quarter of 2014 were $171,250,000, an increase of $12,821,000, or 8.1% compared to $158,429,000 for the first quarter of 2013.  The increase was mainly from improved equipment sales and tractors in the Company's Industrial and European Divisions. In the Industrial Division, sweepers, mowing equipment, excavators and snow removal products were the main product lines to show sales improvement. Sales of mowing equipment in the Agricultural Division were soft during the quarter due to the prolonged winter weather conditions and indications of a weakening of the overall agricultural market. European sales for the first quarter of 2014 were up as demand for our products in this Division showed improvement; however, challenging market conditions and continued uncertainty in the overall European economy continue to affect this Division.

Net North American Industrial sales increased during the first quarter by $7,980,000 or 11.5% to $77,314,000 for 2014 compared to $69,334,000 during the same period in 2013.  The increase came primarily from higher sales of sweeper and excavator units, as well as mowing and snow removal equipment. Sales of vacuum trucks were slightly up compared to the first quarter of 2013.

Net North American Agricultural sales were $49,845,000 in 2014 compared to $49,636,000 for the same period in 2013, an increase of $209,000 or 0.4%.  The flat performance reflected the adverse winter weather conditions and indications of a softer demand for equipment in the overall agricultural market.

Net European Sales for the first quarter of 2014 were $44,091,000, an increase of $4,632,000 or 11.7% compared to $39,459,000 during the first quarter of 2013.  The increase was primarily due to improved sales in both the UK and France as European markets showed some signs of improvement after an extended decline over the last several years.

Gross profit for the first quarter of 2014 was $38,130,000 (22.3% of net sales) compared to $34,912,000 (22.0% of net sales) during the same period in 2013, an increase of $3,218,000.  The increase in both margin dollars and margin percent were mainly due to increased sales volume which led to favorable production efficiencies. However, an increase in sales of lower margin tractors negatively affected the gross profit percent during the first quarter of 2014.

Selling, general and administrative expenses (“SG&A”) were $27,499,000 (16.1% of net sales) during the first quarter of 2014 compared to $25,173,000 (15.9% of net sales) during the same period of 2013, an increase of $2,326,000.  The increase in SG&A expenses in 2014 was primarily due to $475,000 of acquisition expenses, $399,000 of increased trade show and advertising expenses, $200,000 of recruiting and relocation expenses, increased fees in various litigation matters in the amount of $152,000 and higher stock option expenses of $110,000. Also in 2014, the Company had increased costs related to IT projects and additional new hires in marketing.

Interest expense was $239,000 for the first quarter of 2014 compared to $242,000 during the same period in 2013, a decrease of $3,000.  The decrease in 2014 came from reduced borrowings in 2014 compared to 2013.

Other income (expense), net was $474,000 of income for the first quarter of 2014 compared to $289,000 of income during the same period in 2013.  The income in 2014 and 2013 were mainly the result of foreign exchange rate changes.

Provision for income taxes was $3,689,000 (33.8%) in the first quarter of 2014 compared to $2,880,000 (29.3%) during the same period in 2013. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended the research and development tax credits, the Company was unable to recognize a $350,000 tax benefit in 2012 but instead recognized it during the first quarter of 2013. Research and Development tax credits have not yet been approved by the U.S. federal government for 2014.

The Company’s net income after tax was $7,238,000 or $0.59 per share on a diluted basis for the first quarter of 2014 compared to $6,950,000 or $0.57 per share on a diluted basis for the first quarter of 2013.  The increase of $288,000 resulted from the factors described above.

Recent Developments

On February 24, 2014, the Company entered into an agreement to acquire the operating units of Specialized Industries, LP. This includes the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC (the “Pending Acquisition”). Super Products is a manufacturer of vacuum trucks and related equipment, parts and service, which is complementary to Alamo’s VacAll operation. Wausau-Everest is a manufacturer of snow removal equipment which is complementary to Alamo’s Tenco and Henke operations. Howard P. Fairfield is a dealer/distribution operation primarily in the New England area. Total consideration for the purchase is approximately $186 million, subject to certain adjustments. The purchase is anticipated to close during the second quarter of 2014 and the regulatory review process has now been satisfactorily completed.

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

As of March 31, 2014, the Company had working capital of $262,313,000 which represents an increase of $5,981,000 from working capital of $256,332,000 of December 31, 2013.  The increase in working capital was primarily from seasonally higher levels of accounts receivable from increased sales.

Capital expenditures were $2,218,000 for the first three months of 2014, compared to $3,116,000 during the first three months of 2013.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2013 or through the first quarter of 2014.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $164,000 and $9,672,000 during the three month period ending March 31, 2014 and March 31, 2013, respectively. The Company had zero borrowings from its revolving credit facility at March 31, 2014 versus $10,000,000 borrowed at March 31, 2013. This change was due to increased cash it held at March 31, 2014.

The Company had $20,913,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2014. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $100,000,000 and, subject to certain conditions; the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of March 31, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is March 28, 2016. As of March 31, 2014, no amounts were outstanding under the revolving credit facility. On March 31, 2014, $722,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $99,278,000 in available borrowings.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the Pending Acquisition and meet the ongoing needs of the combined entities.

Management believes the bank credit facilities and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, the challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

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

The bad debt reserve balance was $2,678,000 at March 31, 2014 and $2,738,000 at December 31, 2013.

Sales Discounts

At March 31, 2014 the Company had $20,814,000 in reserves for sales discounts compared to $16,724,000 at December 31, 2013 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2014. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,495,000 at March 31, 2014 and $8,596,000 at December 31, 2013 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $4,982,000 at March 31, 2014 and $4,994,000 at December 31, 2013.

Product Liability

At March 31, 2014 the Company had accrued $328,000 in reserves for product liability cases compared to $259,000 at December 31, 2013.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

The S.I.R. (Self Insurance Retention) for all U.S. products is $100,000 per claim. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of March 31, 2014, the Company had $31,980,000 of goodwill, which represents 7% of total assets.

The Company recognized no goodwill impairment in 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012 and at two of its French operations, SMA and Rousseau of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On March 31, 2014, there was approximately $6.9 million and $12.3 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2014, the Company had $3,178,000 outstanding in forward exchange contracts related to accounts receivables.  A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $477,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,328,000 for the three month period ending March 31, 2014.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,290,000 for the three month period ended March 31, 2013.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the first quarter of 2014 was a loss of $926,000.  On March 31, 2014, the British pound closed at .6001 relative to 1.00 U.S. dollar, and the Euro closed at .7262 relative to 1.00 U.S. dollar.  At December 31, 2013 the British pound closed at .6040 relative to 1.00 U.S. dollar and the Euro closed at .7275 relative to 1.00 U.S. dollar.  By comparison, on March 31, 2013, the British pound closed at .6578 relative to 1.00 U.S. dollar, and the Euro closed at .7802 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2014 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $12,500.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - None

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. Other Information

(a) Reports on Form 8-K

May 6, 2014 – Press Release announcing First Quarter 2014 earnings.

(b) Other Information

None

Item 6. Exhibits

(a)   Exhibits

2.01	—	Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as of February 24, 2014	Filed as Exhibit 10.1 to Form 8-K, February 28, 2014
2.02	—	First Amendment to Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated March 3, 2014	Filed Herewith
2.03	—	Second Amendment to Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated April 11, 2014	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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