Form 10-Q
period 2014-06-30
ALAMO GROUP INC
filed 2014-08-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

AT JULY 31, 2014, 12,148,383 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2014 and December 31, 2013

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2014 and June 30, 2013

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2014 and June 30, 2013

	Interim Condensed Consolidated Statements of Cash Flows	6
	Six Months Ended June 30, 2014 and June 30, 2013

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risks	26

Item 4	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	30

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,359	$63,960
Accounts receivable, net	201,930	151,396
Inventories	182,148	109,104
Deferred income taxes	6,071	5,741
Prepaid expenses	7,716	5,129
Income tax receivable	915	1,623
Total current assets	436,139	336,953

Rental equipment, net	29,160	—

Property, plant and equipment	177,235	158,376
Less: Accumulated depreciation	(101,907)	(96,472)
	75,328	61,904

Goodwill	73,594	32,073
Intangible assets	63,161	5,500
Deferred income taxes	2,283	457
Other assets	2,497	1,589

Total assets	$682,162	$438,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$65,905	$45,593
Income taxes payable	1,369	1,126
Accrued liabilities	45,228	33,482
Current maturities of long-term debt and capital lease obligations	1,241	420
Deferred income tax	884	—
Total current liabilities	114,627	80,621

Long-term debt and capital lease obligations, net of current maturities	188,006	8
Deferred pension liability	1,720	2,538
Other long-term liabilities	3,756	3,494
Deferred income taxes	4,080	1,350

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,132,765 and 12,113,109 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,213	1,211
Additional paid-in-capital	93,431	91,439
Treasury stock, at cost; 42,600 shares at June 30, 2014 and December 31, 2013	(426)	(426)
Retained earnings	269,943	255,203
Accumulated other comprehensive income, net	5,812	3,038
Total stockholders’ equity	369,973	350,465

Total liabilities and stockholders’ equity	$682,162	$438,476
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net sales:
North American
Industrial	$105,082	$77,639	$182,396	$146,973
Agricultural	52,631	57,255	102,476	106,891
European	48,640	43,170	92,731	82,629
Total net sales	206,353	178,064	377,603	336,493
Cost of sales	159,067	133,973	292,187	257,490
Gross profit	47,286	44,091	85,416	79,003

Selling, general and administrative expenses	32,490	26,530	59,989	51,703
Income from operations	14,796	17,561	25,427	27,300

Interest expense	(1,044)	(336)	(1,283)	(578)
Interest income	35	41	96	85
Other income, net	153	343	627	632
Income before income taxes	13,940	17,609	24,867	27,439
Provision for income taxes	4,745	5,822	8,434	8,702
Net Income	$9,195	$11,787	$16,433	$18,737

Net income per common share:
Basic	$0.76	$0.98	$1.36	$1.56
Diluted	$0.75	$0.97	$1.34	$1.54
Average common shares:
Basic	12,097	12,044	12,090	12,025
Diluted	12,276	12,200	12,273	12,179

Dividends declared	$0.07	$0.07	$0.14	$0.14

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net Income	$9,195	$11,787	$16,433	$18,737
Other comprehensive (loss) income:
Foreign currency translation adjustment	3,531	(1,050)	2,605	(6,843)
Post Retirement adjustments:
Net gains arising during the period	85	172	169	361
Other comprehensive (loss) income	3,616	(878)	2,774	(6,482)
Comprehensive Income	$12,811	$10,909	$19,207	$12,255

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating Activities
Net income	$16,433	$18,737
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	106	(53)
Depreciation	4,913	4,340
Amortization of intangibles	55	—
Amortization of debt issuance	77	63
Stock-based compensation expense	1,660	645
Excess tax benefits from stock-based payment arrangements	(426)	(111)
Provision for deferred income tax (benefit) expense	(1,332)	56
Gain on sale of property, plant and equipment	(895)	(202)
Changes in operating assets and liabilities:
Accounts receivable	(32,856)	(41,018)
Inventories	(22,876)	(14,378)
Prepaid expenses and other assets	2,946	(449)
Trade accounts payable and accrued liabilities	16,292	12,982
Income taxes payable	874	(1,712)
Other long-term liabilities	(96)	(465)
Net cash used in operating activities	(15,125)	(21,565)

Investing Activities
Acquisitions, net of cash acquired	(195,612)	—
Purchase of property, plant and equipment	(4,319)	(7,195)
Proceeds from sale of property, plant and equipment	1,004	373
Net cash used in investing activities	(198,927)	(6,822)

Financing Activities
Borrowings on bank revolving credit facility	200,000	—
Repayments on bank revolving credit facility	(12,000)
Principal payments on long-term debt and capital leases	(118)	(146)
Proceeds from issuance of debt	778	—
Debt issuance cost	(818)	—
Dividends paid	(1,692)	(1,682)
Proceeds from sale of common stock	334	865
Excess tax benefits from stock-based payment arrangements	426	111
Net cash provided by (used in) financing activities	186,910	(852)

Effect of exchange rate changes on cash	541	(1,211)
Net change in cash and cash equivalents	(26,601)	(30,450)
Cash and cash equivalents at beginning of the period	63,960	48,291
Cash and cash equivalents at end of the period	$37,359	$17,841

Cash paid during the period for:
Interest	$500	$400
Income taxes	9,201	7,543

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2014

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In July 2013, the provisions of Accounting Standards Codification Topic 740, “Income Taxes,” were amended to provide specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendment requires entities to present an unrecognized tax benefit as a reduction to the deferred tax asset generated by the net operating loss carryforward, similar tax loss, or tax credit carryforward, if such items are available to be used to offset the unrecognized tax benefit. These provisions were effective for interim and annual reporting periods beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2013 and the guidance did not have a material impact on our financial statements.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering the calendar year 2013 though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain, developed processes to assess the impacts and filed the required document before the May 2014 deadline.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We will evaluate the effects, if any, that adoption of this guidance will have on our consolidated financial statements.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2013 10-K, with the exception of the following associated with the acquisition of the operating units of Specialized Industries LP (see Note 3):

Rental Equipment

The Company enters into lease agreements with customers related to the rental of certain equipment. All of these leasing agreements are classified as operating leases, and are for periods not to exceed two years. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. The rental income is recognized ratably over the term of the leases.

3. Acquisitions and Investments

Specialized

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP, a portfolio company of ELB Capital Management, LLC.  The purchase included the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC as well as several related entities ("Specialized"), including all brand names and related product names and trademarks (the "Acquisition") pursuant to the terms of the Membership Interests and Partnership Interests Purchase Agreement dated February 24, 2014 (the “Agreement”). The purchase price consideration was approximately $193 million, on a debt free basis and subject to certain post-closing adjustments.

In connection with the Acquisition on May 13, 2014 Alamo Group amended its revolving credit facility and increased its line of credit from $100 million to $250 million. Alamo Group financed the Acquisition through $190 million of new borrowings under the amended credit facility.

The Acquisition is being accounted for in accordance with ASC Topic 805 Business Combinations (“ASC Topic 805”).  Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition.  These allocations reflect various provisional estimates that were available at the time and are subject to change during the measurement period as valuations are finalized.

The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition broadens our product offering and enhances our market position both in vacuum trucks and snow removal equipment.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the closing date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are the estimated fair value of the assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Cash	$2,025
Accounts receivable	16,417
Inventory	46,490
Prepaid expenses	3,223
Deferred income tax assets	1,106
Rental equipment	27,923
Property, plant & equipment	12,886
Intangible assets	57,457
Other assets	675
Deferred income tax liabilities	(3,863)
Other liabilities assumed	(10,765)

Net assets assumed	153,574

Goodwill	39,383
Preliminary Purchase Price	$192,957

Under 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $1.7 million of acquisition related costs which have been recorded in Selling, general and administrative expenses on the interim condensed consolidated statement of operations. The Company will incur integration expenses during 2014 and 2015 relating to manufacturing process changes and computer conversion. They are expected to be immaterial.

This allocation resulted in goodwill of approximately $39.4 million, all of which has been assigned to the Company's Industrial reporting segment. The recognized goodwill is primarily attributable to expected synergies in both the vacuum truck and snow removal product lines. The Company expects to finalize the fair value measurement of acquired assets and assumed liabilities by the end of 2014.

In the period between the Closing Date and June 30, 2014, Specialized generated approximately $19.0 million of net revenue and $1.5 million net income. The Company has included the operating results of Specialized in its interim condensed consolidated financial statements since the Closing Date.

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired business units of Specialized for the three and six months ended June 30, 2014 and 2013, after giving effect to certain pro forma adjustments including: (i) recognition of the costs related to the step-up in fair value of the Specialized inventory, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired rental equipment and property, plant and equipment, and (iv) interest expense for historical long-term debt of Specialized that was repaid and interest expense on additional borrowings by the Company to fund the acquisition. The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$218,051	$214,857	$425,482	$405,109
Net Income	$8,782	$13,035	$17,857	$19,201
Diluted Earnings per Share	$0.72	$1.07	$1.45	$1.58

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

Other Acquisitions

The Company also completed two smaller acquisitions during the second quarter of 2014. Kellands Agricultural Ltd. was acquired on April 2, 2014 and Fieldquip Australia PTY LTD was acquired on April 7, 2014. Both acquisitions were on a debt free basis and subject to certain post-closing adjustments with total consideration of $6,204,000.

These acquisitions are being accounted for in accordance with ASC Topic 805.  Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisitions.  These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized.

The primary reason for the Kellands acquisition was to increase the Company's presence in the manufacturing and distribution of agricultural machinery in the UK. This acquisition broadens our product offering and allow the Company to enter the self-propelled sprayer market.

The primary reason for the Fieldquip acquisition was to broaden the Company's presence in the manufacturing and distribution of agricultural machinery in Australia.

4.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $2,785,000 and $2,738,000 at June 30, 2014 and December 31, 2013, respectively.

5.  Inventories

Inventories valued at LIFO cost represented 39% and 55% of total inventory at June 30, 2014 and December 31, 2013, respectively.  The excess of current cost over LIFO valued inventories was $9,483,000 at June 30, 2014 and December 31, 2013.  Inventory obsolescence reserves were $8,559,000 at June 30, 2014 and $8,596,000 at December 31, 2013.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  The inventory acquired from Specialized, Kellands and Fieldquip were recorded at their preliminary estimated fair value and obsolescence reserves will be recorded prospectively. Net inventories consist of the following:

(in thousands)	June 30, 2014	December 31, 2013

Finished goods	$120,383	$84,548
Work in process	20,763	9,906
Raw materials	41,002	14,650
	$182,148	$109,104

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

6.  Fair Value Measurements

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

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.  The Company does not currently have any assets or liabilities recorded at fair value on a recurring basis. Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting.  As we complete the analyses of the fair values of certain of the acquired assets in the current year acquisitions, discounted cash flow models will be used, which will be principally based upon internal assumptions. In valuing certain of the acquired intangible assets we  will use an excess earnings methodology, which is a form of a discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the acquisition cost to all of the assets and liabilities of the acquired entity, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

7. Goodwill

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2014, with estimated amounts for the acquisitions made during the second quarter of 2014:

(in thousands)
Balance at December 31, 2013	$32,073
Goodwill acquired	41,403
Translation adjustments	118
Balance at June 30, 2014	$73,594

8. Definite and Indefinite Lived Intangible Assets

The Company has estimated the definite lived assets related to the acquisitions made during the second quarter of 2014. The following is a summary of the Company's definite and indefinite lived intangible assets:

(in thousands)	Estimated Useful Lives	June 30, 2014	December 31, 2013
Definite:
Trade names and trademarks	25 years	$17,298	—
Customer and dealer relationships	17 years	34,597	—
Patents and drawings	12 years	5,766	—
Total Definite		57,661	—
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$63,161	$5,500

9. Debt

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of June 30, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of June 30, 2014, $188,000,000 was outstanding under the revolving credit facility. On June 30, 2014, $722,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $61,278,000 in available borrowings.

(in thousands)	June 30, 2014	December 31, 2013

Bank revolving credit facility	$188,000	$—
Capital lease obligations	127	120
Other notes payable	1,120	308
Total debt	$189,247	$428

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Dividends declared	$0.07	$0.07	$0.14	$0.14
Dividends paid	$0.07	$0.07	$0.14	$0.14

11.  Stock-Based Compensation

The Company has granted options to purchase its common stock and or stock grants to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company’s stock-based compensation expense was $1,359,000 and $453,000 for the three months ended June 30, 2014 and 2013, respectively and $1,660,000 and $645,000 for the six months ended June 30, 2014 and 2013, respectively. The increase of stock-based compensation expense in 2014 is related to the accelerated vesting of awards to retirement eligible recipients.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ended June 30, 2014
Shares
Outstanding at beginning of year	292,350
Granted	38,250
Exercised	(9,500)
Canceled	(6,300)
Outstanding at June 30, 2014	314,800
Exercisable at June 30, 2014	193,250
Available for grant at June 30, 2014	34,150

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ended June 30, 2014
Shares
Outstanding at beginning of year	114,700
Granted	29,000
Exercised	(6,600)
Canceled	—
Outstanding at June 30, 2014	137,100
Exercisable at June 30, 2014	76,100
Available for grant at June 30, 2014	258,526

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For six months ended June 30, 2014
Shares
Outstanding at beginning of year	10,724
Granted	6,000
Vested	(4,306)
Forfeited or Canceled	—
Outstanding at June 30, 2014	12,418

12.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2014	2013	2014	2013
Net Income	$9,195	$11,787	$16,433	$18,737
Average Common Shares:
Basic (weighted-average outstanding shares)	12,097	12,044	12,090	12,025
Dilutive potential common shares from stock options	179	156	183	154
Diluted (weighted-average outstanding shares)	12,276	12,200	12,273	12,179

Basic earnings per share	$0.76	$0.98	$1.36	$1.56
Diluted earnings per share	$0.75	$0.97	$1.34	$1.54

13.  Segment Reporting

At June 30, 2014 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net Revenue
Industrial	$105,082	$77,639	$182,396	$146,973
Agricultural	52,631	57,255	102,476	106,891
European	48,640	43,170	92,731	82,629
Consolidated	$206,353	$178,064	$377,603	$336,493

Operating Income
Industrial	$10,128	$8,344	$16,428	$13,541
Agricultural	2,375	7,375	4,790	10,011
European	2,293	1,842	4,209	3,748
Consolidated	$14,796	$17,561	$25,427	$27,300

Goodwill
Industrial	$52,543	$13,210	$52,543	$13,210
Agricultural	802	—	802	—
European	20,249	17,713	20,249	17,713
Consolidated	$73,594	$30,923	$73,594	$30,923

Total Identifiable Assets
Industrial	$374,795	$155,314	$374,795	$155,314
Agricultural	142,344	138,501	142,344	138,501
European	165,023	131,355	165,023	131,355
Consolidated	$682,162	$425,170	$682,162	$425,170

The 2014 acquisitions are reflected in the above segment reporting. Business units of Specialized are in the Industrial segment, Fieldquip and Superior are in the Agricultural segment and Kellands is in the European segment.

14.  Off-Balance Sheet Arrangements

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

15.  Contingent Matters

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

Alamo Group Inc.  and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded in December 2013 that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and is requesting a new trial.

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

16.  Retirement Benefit Plans

Defined Benefit Plan

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, Alamo Group Inc. assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 331 former employees and 127 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 84 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Six Months Ended June 30, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	210	426	636
Expected return on plan assets	(318)	(590)	(908)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	36	30	66
Net periodic benefit cost	$(68)	$(132)	$(200)

	Six Months Ended June 30, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$2	$8
Interest cost	186	380	566
Expected return on plan assets	(274)	(510)	(784)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	142	210	352
Net periodic benefit cost	$60	$82	$142

The Company amortizes pension expense evenly over four quarters. Pension income was $100,000 for the three months ended June 30, 2014 and net pension expense for the three months ended June 30, 2013 was $71,000. Pension income for the six months ended June 30, 2014 was $200,000 and pension expense for the six month ending June 30, 2013 was $142,000. The Company is required to contribute $1,199,000 to the pension plans for 2014, of which $552,000 has been paid through June 30, 2014.

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

The net period expense for the three months ended June 30, 2014 and 2013 was $140,000 and $136,000, respectively and $280,000 and $271,000 for the six months ended June 30, 2014 and 2013, respectively.

17.  Income Taxes

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2014	2013	2014	2013
North American
Industrial	50.9%	43.6%	48.3%	43.7%
Agricultural	25.5%	32.2%	27.1%	31.8%
European	23.6%	24.2%	24.6%	24.5%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2014	2013	2014	2013

Gross margin	22.9%	24.8%	22.6%	23.5%
Income from operations	7.2%	9.9%	6.7%	8.1%
Income before income taxes	6.8%	9.9%	6.6%	8.2%
Net income	4.5%	6.6%	4.4%	5.6%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first half of 2014, the Company's net income was down 12.0% compared to the same time in 2013. This was primarily related to soft market conditions in the Agricultural Division which resulted in a 6% decrease in sales excluding the acquisitions of Fieldquip and Superior. Alamo's Industrial Division saw a 11.0% increase in sales versus 2013 excluding the acquisition of Specialized. This came from improved sales in sweepers, mowing equipment, excavators, and snow equipment products. European sales for the first half of 2014 excluding the acquisition of Kellands were up 8% compared to the same time in 2013. Favorable exchange rates provided most of the improvement. Consolidated gross margins were down in the first half of 2014 without the acquisitions as increased sales in both the Industrial and European Divisions could not offset the decline from the Agricultural Division. Also negatively affecting net income were transaction costs and additional stock option expense from accelerated vesting of options to retirement eligible recipients. The Company's backlog improved 69% to $163 million during the first half of 2014 versus $96 million during the same period in 2013 which should benefit sales through the rest of the year. Excluding the acquisitions of Specialized, Kellands, Fieldquip and Superior backlog increased by 9%. The increase in the backlog came from the Company's European and Industrial Divisions. Negatively affecting backlogs were lower new orders in the Agricultural Division.

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

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Net sales for the second quarter of 2014 were $206,353,000, an increase of $28,289,000, or 15.9% compared to $178,064,000 for the second quarter of 2013.  The increase was mainly from the acquisitions of Specialized in the amount of $18,977,000, Kellands in the amount of $3,282,000, Superior in the amount of $724,000 and Fieldquip in the amount of $655,000. The Company also experienced improved equipment sales and tractors in the Company's Industrial and European Divisions. In the Industrial Division, sweepers, mowing equipment, excavators and snow removal products were the main product lines to show sales improvement. Sales of mowing equipment in the Agricultural Division were down during the quarter due to the softness of the overall agricultural market. Excluding the acquisition of Kellands, European sales for the second quarter of 2014 were slightly up as favorable exchange rates were the main contributing factor to improved sales levels.

Net North American Industrial sales increased during the second quarter by $27,443,000 or 35.3% to $105,082,000 for 2014 compared to $77,639,000 during the same period in 2013.  The increase came primarily from the acquisition of Specialized in the amount of $18,977,000 and higher sales of mowing and sweeper units, as well as excavator and snow removal equipment.

Net North American Agricultural sales were $52,631,000 in 2014 compared to $57,255,000 for the same period in 2013, a decrease of $4,624,000 or 8.1%.  Lower crop prices and rising production costs affected farmers' ability to purchase new equipment. This also resulted in higher dealer inventory levels for both tractors and attachments.

Net European Sales for the second quarter of 2014 were $48,640,000, an increase of $5,470,000 or 12.7% compared to $43,170,000 during the second quarter of 2013.  The increase was primarily due to the acquisition of Kellands in the amount of $3,282,000. Also affecting sales favorably in the second quarter of 2014 were changes in currency exchange rates.

Gross profit for the second quarter of 2014 was $47,286,000 (22.9% of net sales) compared to $44,091,000 (24.8% of net sales) during the same period in 2013, an increase of $3,195,000.  The increase in margin dollars were mainly due to the acquisitions of Specialized and Kellands in the amount of $5,799,000. Also higher sales volume in the Industrial Division, particularly mowing, excavator and sweeping products helped increase gross margins. Negatively affecting both the gross margin and margin percent during the second quarter of 2014 were inefficiencies from lower absorption on reduced sales volumes in the Agricultural Division.

Selling, general and administrative expenses (“SG&A”) were $32,490,000 (15.7% of net sales) during the second quarter of 2014 compared to $26,530,000 (14.9% of net sales) during the same period of 2013, an increase of $5,960,000.  The increase in SG&A expenses in 2014 was primarily from the acquisitions of Specilaized in the amount of $2,730,000 and Kellands, Fieldquip and Superior in the amount of $645,000. Also there were $1,346,000 of acquisition expenses and $906,000 of additional stock option expense related to the accelerated vesting options to retirement eligible recipients.

Interest expense was $1,044,000 for the second quarter of 2014 compared to $336,000 during the same period in 2013, an increase of $708,000.  The increase in 2014 came from increased borrowings due to the acquisition of Specialized.

Other income (expense), net was $153,000 of income for the second quarter of 2014 compared to $343,000 of income during the same period in 2013.  The income in 2014 was from the gain on the sale of the SMC facility offset by losses relating to foreign exchange rate changes. In 2013 the gain was mainly the result of foreign exchange rate changes.

Provision for income taxes was $4,745,000 (34.0%) in the second quarter of 2014 compared to $5,822,000 (33.1%) during the same period in 2013. The increased tax rate in 2014 reflects that Research and Development tax credits have not yet been approved by the U.S. federal government for 2014.

The Company’s net income after tax was $9,195,000 or $0.75 per share on a diluted basis for the second quarter of 2014 compared to $11,787,000 or $0.97 per share on a diluted basis for the second quarter of 2013.  The decrease of $2,592,000 resulted from the factors described above.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Net sales for the first six months of 2014 were $377,603,000, an increase of $41,110,000 or 12.2% compared to $336,493,000 for the first six months of 2013. The increase was mainly from the acquisitions of Specialized in the amount of $18,977,000, Kellands in the amount of $3,282,000, Superior in the amount of $1,459,000 and Fieldquip in the amount of $655,000. Also improved sales in the Company's North American Industrial Division which was up 11% without the Specialized acquisition was a contributing factor. Agricultural Division sales were down 6% for the first half of 2014 from a weak overall agricultural market and the prolonged winter weather conditions in the early part of 2014. Sales in the European Division were up 8% in the first half of 2014 compared to the same time in 2013 as overall conditions in the European economy remain weak but showed some signs of improvement. Favorable exchange rate changes also had a significant impact on sales.

Net North American Industrial sales increased during the first six months by $35,423,000 or 24.1% to $182,396,000 for 2014 compared to $146,973,000 during the same period in 2013. The increase came primarily from the acquisition of Specialized in the amount of $18,977,000. Also, favorably affecting sales were the increase from mowing, sweeper, excavator and snow equipment product lines.

Net North American Agricultural sales were $102,476,000 in 2014 compared to $106,891,000 for the same period in 2013, a decrease of $4,415,000 or 4.1%. The decrease in sales for the first six months of 2014 compared to the first six months of 2013 was from soft market conditions in the agricultural market. Lower crop prices and rising production costs dampened retail sales and resulted in higher dealer inventory levels.

Net European sales for the first six months of 2014 were $92,731,000, a increase of $10,102,000 or 12.2% compared to $82,629,000 during the same period of 2013. The increase in 2014 was primarily due to the Kellands acquisition in the amount of $3,282,000 and improved sales in the UK. Also affecting sales favorably were changes in currency exchange rates. The European Division continued to be faced with challenging market conditions and both our governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first six months of 2014 was $85,416,000 (22.6% of net sales) compared to $79,003,000 (23.5% of net sales) during the same period in 2013, an increase of $6,413,000. The increase in margin dollars was mainly due to the acquisitions of Specialized and Kellands in the amount of $5,799,000, and favorable performance in the Industrial Division. Negatively affecting both the gross margin and margin percent during the first half of 2014 were inefficiencies from lower absorption on reduced sales volumes in the Agricultural Division.

Selling, general and administrative expenses (“SG&A”) were $59,989,000 (15.9% of net sales) during the first six months of 2014 compared to $51,703,000 (15.4% of net sales) during the same period of 2013, an increase of $8,286,000. The increase in SG&A for the first six months of 2014 was primarily from the acquisitions of Specilaized $2,730,000 and Kellands, Fieldquip and Superior in the amount of $845,000. Also there were $1,708,000 of acquisition expenses and $1,015,000 of additional stock option expense related to the accelerated vesting options to retirement eligible recipients. The Company also had increased trades show and advertising expenses, recruiting and relocation expenses and increased costs related to IT projects.

Interest expense was $1,283,000 for the first six months of 2014 compared to $578,000 during the same period in 2013, a increase of $705,000. The increase in 2014 came from increased borrowings due to the acquisition of Specialized.

Other income (expense), net was $627,000 of income during the first six months of 2014 compared to $632,000 of income in the first six months of 2013. The income in 2014 was from the gain on the sale of the SMC facility partially offset by losses relating to foreign exchange rate changes. In 2013 the gain was mainly the result of foreign exchange rate changes.

Provision for income taxes was $8,434,000 (33.9%) in the first six months of 2014 compared to $8,702,000 (31.7%) during the same period in 2013. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013. The increased tax rate in 2014 reflects that Research and Development tax credits have not yet been approved by the U.S. federal government for 2014.

The Company's net income after tax was $16,433,000 or $1.34 per share on a diluted basis for the first six months of 2014 compared to $18,737,000 or $1.54 per share on a diluted basis for the first six months of 2013. The decrease of $2,304,000 resulted from the factors described above.

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

As of June 30, 2014, the Company had working capital of $321,512,000 which represents an increase of $65,180,000 from working capital of $256,332,000 of December 31, 2013.  The increase in working capital was primarily from the acquisitions of Specialized, Kellands and Fieldquip.

Capital expenditures were $4,319,000 for the first six months of 2014, compared to $7,195,000 during the first six months of 2013.  The Company expects to fund expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2013 or through the second quarter of 2014.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by (used in) financing activities was $186,910,000 and ($852,000) during the six month period ending June 30, 2014 and June 30, 2013, respectively. The Company had $188,000,000 borrowed from its revolving credit facility at June 30, 2014 versus $0 borrowed at June 30, 2013. This change was due to the acquisition of Specialized.

The Company had $31,478,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2014. The majority of these funds are at our UK and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of June 30, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of June 30, 2014, $188,000,000 was outstanding under the revolving credit facility. On June 30, 2014, $722,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $61,278,000 in available borrowings.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements in the Company's 2013 10-K and Note 2 of these interim condensed consolidated financial statements.

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

The bad debt reserve balance was $2,785,000 at June 30, 2014 and $2,738,000 at December 31, 2013.

Sales Discounts

At June 30, 2014 the Company had $20,040,000 in reserves for sales discounts compared to $16,724,000 at December 31, 2013 on products shipped to our customers under various promotional programs. The increase was primarily due to seasonally additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2014. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,559,000 at June 30, 2014 and $8,596,000 at December 31, 2013 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The obsolete and slow moving policy states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $6,394,000 at June 30, 2014 and $4,994,000 at December 31, 2013. The increase was mainly from the acquisitions of Specialized in the amount of $1,097,000 and to a lessor extent increases in our European Division.

Product Liability

At June 30, 2014 the Company had accrued $332,000 in reserves for product liability cases compared to $259,000 at December 31, 2013.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

The S.I.R. (Self Insurance Retention) for all U.S. products is $100,000 per claim or less. The Company also carries product liability coverage in Europe, Canada and Australia which contain substantially lower S.I.R.’s or deductibles.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of June 30, 2014, the Company had $73,594,000 of goodwill, which represents 11% of total assets.  The increase was from the the acquisitions of Specialized, Kellands and Fieldquip in the amount of $ 41,403,000. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The Company recognized no goodwill impairment in 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012 and at two of its French operations, SMA and Rousseau of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On June 30, 2014, there was approximately $6.9 million and $12.3 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2014, the Company had $2,462,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately

$369,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,806,000 for the six month period ending June 30, 2014.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,797,000 for the six month period ended June 30, 2013.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the second quarter of 2014 was a gain of $3,531,000.  On June 30, 2014, the British pound closed at .5846 relative to 1.00 U.S. dollar, and the Euro closed at .7303 relative to 1.00 U.S. dollar.  At December 31, 2013 the British pound closed at .6040 relative to 1.00 U.S. dollar and the Euro closed at .7275 relative to 1.00 U.S. dollar.  By comparison, on June 30, 2013, the British pound closed at .6574 relative to 1.00 U.S. dollar, and the Euro closed at .7686 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2014 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1,880,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, see Note 10 Contingent Matters to our condensed consolidated financial statements.

Item 1A. - Risk Factors

We may not be able to realize the potential or strategic benefits of the acquisitions we complete, or we may not successfully address problems encountered in connection with acquisitions.

Acquisitions are an important part of our growth strategy. We have completed a number of acquisitions over the past several years. We recently consummated three acquisitions in 2014, our acquisition of Fieldquip in Australia in April 2014 , our acquisition of Kellands in the U.K. also in April 2014, and our acquisition of Specialized Industries in the U.S. in May 2014. We expect to consider opportunities and make additional acquisitions in the future, but we may not find suitable acquisition targets or not be able to consummate desired acquisitions due to among other things, unfavorable credit markets or other risks, which could harm our operating results. Acquisitions can be difficult, time-consuming, and pose a number of risk, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Failure to realize expected synergies or cost savings;

•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process; and

•	Potential negative impact on our relationships with customers, distributors and vendors.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business, our results of operations or financial condition.

Increasingly stringent engine emission regulations could impact our ability to sell certain of our products into the market and appropriately price certain of our products, which could negatively affect our competitive position and financial results.

The EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant and suitable engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to implement price increases to fully or partially offset higher engine costs as well as related research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products and our competitors may implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, as customers' buying patterns change to purchase our products in advance of price increases on compliant products, we have and may continue to experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. If our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. - Other Information

(a) Reports on Form 8-K

August 6, 2014 – Press Release announcing Second Quarter 2014 earnings.

(b) Other Information

None

Item 6. - Exhibits

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

August 8, 2014	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)