Form 10-Q
period 2014-09-30
ALAMO GROUP INC
filed 2014-11-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

AT OCTOBER 31, 2014, 11,310,693 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2014 and December 31, 2013

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2014 and September 30, 2013

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2014 and September 30, 2013

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Nine Months Ended September 30, 2014

	Interim Condensed Consolidated Statements of Cash Flows	7
	Nine Months Ended September 30, 2014 and September 30, 2013

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risks	28

Item 4	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	31

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$38,644	$63,960
Accounts receivable, net	178,072	151,396
Inventories	183,797	109,104
Deferred income taxes	6,515	5,741
Prepaid expenses	7,246	5,129
Income tax receivable	—	1,623
Total current assets	414,274	336,953

Rental equipment, net	28,927	—

Property, plant and equipment	173,071	158,376
Less: Accumulated depreciation	(100,655)	(96,472)
	72,416	61,904

Goodwill	71,996	32,073
Intangible assets, net	62,028	5,500
Deferred income taxes	2,936	457
Other assets	1,763	1,589

Total assets	$654,340	$438,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$68,701	$45,593
Income taxes payable	3,111	1,126
Accrued liabilities	44,391	33,482
Current maturities of long-term debt and capital lease obligations	852	420
Deferred income tax	884	—
Total current liabilities	117,939	80,621

Long-term debt and capital lease obligations, net of current maturities	190,005	8
Deferred pension liability	1,264	2,538
Other long-term liabilities	3,843	3,494
Deferred income taxes	3,825	1,350

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,286,650 and 12,113,109 outstanding at September 30, 2014 and December 31, 2013, respectively	1,129	1,211
Additional paid-in-capital	93,097	91,439
Treasury stock, at cost; 42,600 shares at September 30, 2014 and December 31, 2013	(426)	(426)
Retained earnings	248,913	255,203
Accumulated other comprehensive (loss) income, net	(5,249)	3,038
Total stockholders’ equity	337,464	350,465

Total liabilities and stockholders’ equity	$654,340	$438,476
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net sales:
North American
Industrial	$125,952	$71,890	$308,348	$218,863
Agricultural	57,668	61,157	160,144	168,048
European	49,555	41,691	142,286	124,320
Total net sales	233,175	174,738	610,778	511,231
Cost of sales	177,735	131,582	469,922	389,072
Gross profit	55,440	43,156	140,856	122,159

Selling, general and administrative expenses	33,914	27,830	93,903	79,533
Income from operations	21,526	15,326	46,953	42,626

Interest expense	(1,497)	(319)	(2,780)	(897)
Interest income	41	44	137	129
Other income, net	421	558	1,048	1,190
Income before income taxes	20,491	15,609	45,358	43,048
Provision for income taxes	7,124	4,276	15,558	12,978
Net Income	$13,367	$11,333	$29,800	$30,070

Net income per common share:
Basic	$1.11	$0.94	$2.47	$2.50
Diluted	$1.10	$0.93	$2.43	$2.47
Average common shares:
Basic	12,050	12,069	12,077	12,040
Diluted	12,206	12,229	12,251	12,196

Dividends declared	$0.07	$0.07	$0.21	$0.21

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net Income	$13,367	$11,333	$29,800	$30,070
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,154)	6,284	(8,549)	(559)
Post Retirement adjustments:
Net gains arising during the period	93	172	262	533
Other comprehensive (loss) income	(11,061)	6,456	(8,287)	(26)
Comprehensive Income	$2,306	$17,789	$21,513	$30,044

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2013	12,071	$1,211	$91,439	$(426)	$255,203	$3,038	$350,465
Net income	—	—	—	—	29,800	—	29,800
Translation adjustment	—	—	—	—	—	(8,549)	(8,549)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	262	262
Stock-based compensation	—	—	1,801	—	—	—	1,801
Exercise of stock options	23	3	426	—	—	—	429
Repurchased shares (note 4)	—	—	—	(34,204)	—	—	(34,204)
Retirement of shares (note 4)	(850)	(85)	(569)	34,204	(33,550)	—	—
Dividends paid ($.21 per share)	—	—	—	—	(2,540)	—	(2,540)
Balance at September 30, 2014	11,244	$1,129	$93,097	$(426)	$248,913	$(5,249)	$337,464

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating Activities
Net income	$29,800	$30,070
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	304	(73)
Depreciation	7,764	6,585
Amortization of intangibles	676	—
Amortization of debt issuance	130	95
Stock-based compensation expense	1,801	1,146
Excess tax benefits from stock-based payment arrangements	(437)	(221)
Provision for deferred income tax (benefit) expense	(2,808)	(983)
Gain on sale of property, plant and equipment	(936)	(253)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(13,141)	(20,857)
Inventories	(28,423)	(11,818)
Prepaid expenses and other assets	2,752	(1,405)
Trade accounts payable and accrued liabilities	24,307	17,761
Income taxes payable	3,637	(2,195)
Other long-term liabilities	(1,016)	(898)
Net cash provided by operating activities	24,410	16,954

Investing Activities
Acquisitions, net of cash acquired	(196,363)	(1,021)
Purchase of property, plant and equipment	(6,689)	(9,910)
Proceeds from sale of property, plant and equipment	1,064	429
Net cash used in investing activities	(201,988)	(10,502)

Financing Activities
Borrowings on bank revolving credit facility	248,000	—
Repayments on bank revolving credit facility	(58,000)	—
Principal payments on long-term debt and capital leases	(434)	(223)
Proceeds from issuance of debt	780	—
Debt issuance cost	(818)	—
Dividends paid	(2,540)	(2,526)
Proceeds from sale of common stock	427	1,248
Excess tax benefits from stock-based payment arrangements	437	221
Cost of common stock repurchased (note 4)	(34,204)	—
Net cash provided by (used in) financing activities	153,648	(1,280)

Effect of exchange rate changes on cash and cash equivalents	(1,386)	140
Net change in cash and cash equivalents	(25,316)	5,312
Cash and cash equivalents at beginning of the period	63,960	48,291
Cash and cash equivalents at end of the period	$38,644	$53,603

Cash paid during the period for:
Interest	$1,859	$888
Income taxes	14,242	15,550

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2014

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

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering the calendar year 2014 though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain, developed processes to assess the impacts and filed the required document before the May 2014 deadline.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We will evaluate the effects, if any, that adoption of this guidance will have on our consolidated financial statements.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2013 10-K, with the exception of the following associated with the acquisition of the operating units of Specialized Industries LP (see Note 3):

Rental Equipment

The Company enters into lease agreements with customers related to the rental of certain equipment. All of these leasing agreements are classified as operating leases, and are for periods not to exceed two years. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $1,895,000 as of September 30, 2014. The rental income is recognized ratably over the term of the leases.

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

In connection with the Acquisition on May 13, 2014, Alamo Group amended its revolving credit facility and increased its line of credit from $100 million to $250 million. Alamo Group financed the Acquisition through $190 million of new borrowings under the amended credit facility.

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

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the closing date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are the estimated fair value of the assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Cash	$2,025
Accounts receivable	16,417
Inventory	46,490
Prepaid expenses	3,223
Deferred income tax assets	1,106
Rental equipment	27,923
Property, plant & equipment	12,886
Intangible assets	57,457
Other assets	675
Deferred income tax liabilities	(3,863)
Other liabilities assumed	(10,765)

Net assets assumed	153,574

Goodwill	39,383
Preliminary Purchase Price	$192,957

Under ASC Topic 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $1.8 million of acquisition related costs, which have been recorded in Selling, general and administrative expenses on the interim condensed consolidated statement of income. The Company will incur integration expenses during 2014 and 2015 relating to manufacturing process changes and computer conversion. They are expected to be immaterial.

This allocation resulted in goodwill of approximately $39.4 million, all of which has been assigned to the Company's Industrial reporting segment. The recognized goodwill is primarily attributable to expected synergies in both the vacuum truck and snow removal product lines. The Company expects to finalize the fair value measurement of acquired assets and assumed liabilities by the end of 2014.

In the period between the Closing Date and September 30, 2014, the Specialized business units generated approximately $61.1 million of net sales and $4.1 million of net income. The Company has included the operating results of Specialized in its interim condensed consolidated financial statements since the Closing Date.

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired business units of Specialized for the three and nine months ended September 30, 2014 and 2013, after giving effect to certain pro forma adjustments including: (i) recognition of the costs related to the step-up in fair value of the Specialized inventory, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired rental equipment and property, plant and equipment, and (iv) interest expense for historical long-term debt of Specialized that was repaid and interest expense on additional borrowings by the Company to fund the acquisition. The unaudited pro forma statement of income of the Company assuming this transaction occurred at January 1, 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$233,175	$205,071	$658,657	$610,180
Net Income	$13,367	$12,081	$31,224	$31,282
Diluted Earnings per Share	$1.10	$0.99	$2.55	$2.56

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

The primary reason for the Kellands acquisition was to increase the Company's presence in the manufacturing and distribution of agricultural machinery in the UK. This acquisition broadens our product offering and allows the Company to enter the self-propelled sprayer market.

The primary reason for the Fieldquip acquisition was to broaden the Company's presence in the manufacturing and distribution of agricultural machinery in Australia.

4. Shares Repurchased

On September 24, 2014, Alamo Group Inc. entered into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share . The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the closing on September 25, 2014 and subsequently retired all 849,690 shares.

The following table reflects the changes in common stock issued and outstanding for the nine months ended September 30, 2014:

(shares)
Balance as of December 31, 2013	12,070,509
Exercise of stock options	23,231
Retirement of shares	(849,690)
Balance as of September 30, 2014	11,244,050

5.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $2,841,000 and $2,738,000 at September 30, 2014 and December 31, 2013, respectively.

6.  Inventories

Inventories valued at LIFO cost represented 37% and 55% of total inventory at September 30, 2014 and December 31, 2013, respectively.  The excess of current cost over LIFO valued inventories was $9,483,000 at September 30, 2014 and December 31, 2013.  Inventory obsolescence reserves were $8,419,000 at September 30, 2014 and $8,596,000 at December 31, 2013.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  The inventory acquired from Specialized, Kellands and Fieldquip were recorded at their preliminary estimated fair value and obsolescence reserves will be recorded prospectively. Net inventories consist of the following:

(in thousands)	September 30, 2014	December 31, 2013

Finished goods	$123,878	$84,548
Work in process	19,512	9,906
Raw materials	40,407	14,650
	$183,797	$109,104

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

7.  Fair Value Measurements

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

8. Goodwill

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2014, with estimated amounts for the acquisitions made during the second quarter of 2014:

(in thousands)
Balance at December 31, 2013	$32,073
Goodwill acquired	41,403
Translation adjustments	(1,480)
Balance at September 30, 2014	$71,996

9. Definite and Indefinite Lived Intangible Assets

The Company has estimated the value of the definite lived assets related to the acquisitions made during the second quarter of 2014. The following is a summary of the Company's definite and indefinite lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2014	December 31, 2013
Definite:
Trade names and trademarks	25 years	$16,958	—
Customer and dealer relationships	17 years	33,917	—
Patents and drawings	12 years	5,653	—
Total Definite		56,528	—
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$62,028	$5,500

As of September 30, 2014, the related accumulated amortization balance was $203,000 for trade names and trademarks, $405,000 for customer and dealer relationships, and $68,000 for Patents and drawings.

10. Debt

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum EBIT to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of September 30, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of September 30, 2014, $190,000,000 was outstanding under the revolving credit facility. On September 30, 2014, $685,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $59,315,000 in available borrowings.

(in thousands)	September 30, 2014	December 31, 2013
Current Maturities:
Capital lease obligations	$96	$112
Other notes payable	756	308
	852	420
Long-term debt:
Bank revolving credit facility	190,000	—
Capital lease obligations	—	8
Other notes payable	5	—
	190,005	8
Total debt	$190,857	$428

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Dividends declared	$0.07	$0.07	$0.21	$0.21
Dividends paid	$0.07	$0.07	$0.21	$0.21

On October 2, 2014, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.07 per share, payable October 30, 2014, to shareholders of record at the close of business on October 16, 2014.

12.  Stock-Based Compensation

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

The Company’s stock-based compensation expense was $141,000 and $501,000 for the three months ended September 30, 2014 and 2013, respectively and $1,801,000 and $1,146,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase of stock-based compensation expense in 2014 is primarily related to the accelerated vesting of awards to retirement eligible recipients.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ended September 30, 2014
Shares
Outstanding at beginning of year	292,350
Granted	38,250
Exercised	(12,700)
Canceled	(8,300)
Outstanding at September 30, 2014	309,600
Exercisable at September 30, 2014	188,050
Available for grant at September 30, 2014	36,150

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ended September 30, 2014
Shares
Outstanding at beginning of year	114,700
Granted	29,000
Exercised	(6,600)
Canceled	—
Outstanding at September 30, 2014	137,100
Exercisable at September 30, 2014	76,100
Available for grant at September 30, 2014	258,526

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For nine months ended September 30, 2014
Shares
Outstanding at beginning of year	10,724
Granted	6,000
Vested	(4,681)
Forfeited or Canceled	—
Outstanding at September 30, 2014	12,043

13.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2014	2013	2014	2013
Net Income	$13,367	$11,333	$29,800	$30,070
Average Common Shares:
Basic (weighted-average outstanding shares)	12,050	12,069	12,077	12,040
Dilutive potential common shares from stock options	156	160	174	156
Diluted (weighted-average outstanding shares)	12,206	12,229	12,251	12,196

Basic earnings per share	$1.11	$0.94	$2.47	$2.50
Diluted earnings per share	$1.10	$0.93	$2.43	$2.47

Stock option totaling 66,750 and zero shares for the three months ended September 30, 2014 and 2013, respectively and 22,250 and 15,118 for the nine months ended September 30, 2014 and 2013, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

14.  Segment Reporting

At September 30, 2014 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Sales
Industrial	$125,952	$71,890	$308,348	$218,863
Agricultural	57,668	61,157	160,144	168,048
European	49,555	41,691	142,286	124,320
Consolidated	$233,175	$174,738	$610,778	$511,231

Income from Operations
Industrial	$12,201	$6,489	$28,629	$20,030
Agricultural	4,594	6,250	9,384	16,261
European	4,731	2,587	8,940	6,335
Consolidated	$21,526	$15,326	$46,953	$42,626

(in thousands)	September 30, 2014	December 31, 2013
Goodwill
Industrial	$52,382	$13,176
Agricultural	743	—
European	18,871	18,897
Consolidated	$71,996	$32,073

Total Identifiable Assets
Industrial	$376,852	$161,080
Agricultural	116,361	123,352
European	161,127	154,044
Consolidated	$654,340	$438,476

The 2014 acquisitions are reflected in the above segment reporting. Business units of Specialized are in the Industrial segment, Fieldquip and Superior are in the Agricultural segment and Kellands is in the European segment.

15.  Off-Balance Sheet Arrangements

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

16.  Contingent Matters

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

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall appealed the decision and reserved the full amount. In September of 2014, the case was overturned by the Fifth Circuit Court of Appeals which found in Gradall's favor. The plaintiff's final option would be to appeal to the U.S. Supreme Court.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 333 former employees and 125 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 83 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Nine Months Ended September 30, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	315	639	954
Expected return on plan assets	(477)	(885)	(1,362)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	54	45	99
Net periodic benefit cost	$(102)	$(198)	$(300)

	Nine Months Ended September 30, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$3	$11
Interest cost	278	570	848
Expected return on plan assets	(412)	(763)	(1,175)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	214	314	528
Net periodic benefit cost	$88	$124	$212

The Company amortizes pension expense evenly over four quarters. Pension income was $100,000 for the three months ended September 30, 2014 and net pension expense for the three months ended September 30, 2013 was $71,000. Pension income for the nine months ended September 30, 2014 was $300,000 and pension expense for the nine month ending September 30, 2013 was $212,000. The Company is required to contribute $1,199,000 to the pension plans for 2014, of which $875,000 has been paid through September 30, 2014.

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

The net period expense for the three months ended September 30, 2014 and 2013 was $140,000 and $136,000, respectively and $420,000 and $407,000 for the nine months ended September 30, 2014 and 2013, respectively.

18.  Income Taxes

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2014	2013	2014	2013
North American
Industrial	54.0%	41.1%	50.5%	42.8%
Agricultural	24.7%	35.0%	26.2%	32.9%
European	21.3%	23.9%	23.3%	24.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2014	2013	2014	2013

Gross margin	23.8%	24.7%	23.1%	23.9%
Income from operations	9.2%	8.8%	7.7%	8.3%
Income before income taxes	8.8%	8.9%	7.4%	8.4%
Net income	5.7%	6.5%	4.9%	5.9%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the nine months of 2014, the Company's net income was approximately 1% lower when compared to the same period in 2013. This was primarily related to soft market conditions in the Agricultural Division which resulted in a 7% decrease in sales excluding the acquisitions of Fieldquip and Superior. Alamo's Industrial Division saw a 13.0% increase in sales versus 2013 excluding the acquisition of the Specialized business units. This came from improved sales in sweepers, mowing equipment, excavators, vacuum trucks and snow equipment products. European sales for the first nine months of 2014 (excluding the acquisition of Kellands) were up 10% compared to the same period in 2013. Improved sales in the U.K. provided most of the improvement as well as favorable exchange rates. Consolidated operating income was down slightly in the first nine months of 2014 excluding the impact of the acquisitions and related acquisition expenses as increased sales in both the Industrial and European Divisions could not completely offset the decline from the Agricultural Division. Also negatively affecting net income was additional stock option expense from accelerated vesting of options to retirement eligible recipients. The Company's backlog improved 47% to $162 million during the first nine months of 2014 versus $110 million during the same period in 2013, which should benefit sales through the rest of the year. Excluding the acquisitions of Specialized, Kellands, Fieldquip and Superior, backlog increased by 3%. The increase in the backlog came from the Company's European and Industrial Divisions. Negatively affecting backlogs were lower new orders in the Agricultural Division.

The Company believes that its markets for the remainder of 2014 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Net sales for the third quarter of 2014 were $233,175,000, an increase of $58,437,000, or 33.4% compared to $174,738,000 for the third quarter of 2013.  The increase was mainly from the acquisitions of the Specialized business units in the amount of $42,099,000, Kellands in the amount of $2,471,000, Fieldquip in the amount of $631,000 and Superior in the amount of $336,000. The Company also experienced improved equipment sales in the Company's Industrial and European Divisions. In the Industrial Division, sweepers, mowing equipment, excavators, vacuum trucks, and snow removal products all showed sales improvement compared to the third quarter of 2013. Sales of mowing equipment in the Agricultural Division were down during the quarter due to declining crop prices and overall softness in the agricultural market. Excluding the acquisition of Kellands, European sales were up 13.0% as increased sales of UK products and favorable exchange rates were the main contributing factors towards improved sales levels over the third quarter of 2013.

Net North American Industrial sales increased during the third quarter by $54,062,000 or 75.2% to $125,952,000 for 2014 compared to $71,890,000 during the same period in 2013.  The increase came primarily from the acquisition of the Specialized business units in the amount of $42,099,000 as well as a 16.6% improvement in sales of mower, sweepers, excavators, vacuum trucks and snow removal equipment.

Net North American Agricultural sales were $57,668,000 in 2014 compared to $61,157,000 for the same period in 2013, a decrease of $3,489,000 or 5.7%.  Lower commodity prices and higher farm input costs affected forecasted farm income which has limited farmers' ability to purchase new equipment. This resulted in increased dealer inventory.

Net European Sales for the third quarter of 2014 were $49,555,000, an increase of $7,864,000 or 18.9% compared to $41,691,000 during the third quarter of 2013.  The increase was primarily due to the acquisition of Kellands in the amount of $2,471,000 and sales of all UK products brands McConnel, Spearhead, Bomford and Twose were higher than the third quarter of 2013. Also affecting sales positively in the third quarter of 2014 were favorable changes in currency exchange rates. Sales in France were soft compared to the third quarter of 2013 as the French market remains weak.

Gross profit for the third quarter of 2014 was $55,440,000 (23.8% of net sales) compared to $43,156,000 (24.7% of net sales) during the same period in 2013, an increase of $12,284,000.  The increase in margin dollars were mainly due to the acquisitions of the Specialized business units and Kellands in the amount of $10,403,000. Also higher sales volume in the Industrial Division, particularly mowing, excavator, vacuum trucks and sweeping products helped increase gross margins. Negatively affecting both the gross margin and margin percent during the third quarter of 2014 were inefficiencies from lower absorption on reduced sales volumes in the Agricultural Division as well as $1,139,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $33,914,000 (14.5% of net sales) during the third quarter of 2014 compared to $27,830,000 (15.9% of net sales) during the same period of 2013, an increase of $6,084,000.  The increase in SG&A expenses in 2014 was primarily from the acquisitions of the Specialized business units in the amount of $5,826,000 and Kellands, Fieldquip and Superior in the amount of $743,000.

Interest expense was $1,497,000 for the third quarter of 2014 compared to $319,000 during the same period in 2013, an increase of $1,178,000.  The increase in 2014 came from increased borrowings due to the acquisition of the Specialized business units.

Other income (expense), net was $421,000 of income for the third quarter of 2014 compared to $558,000 of income during the same period in 2013.  The income in 2014 was the result of changes in exchange rates. The income in 2013 was the result of changes in exchange rates and grants from the U.K. government.

Provision for income taxes was $7,124,000 (34.8%) in the third quarter of 2014 compared to $4,276,000 (27.4%) during the same period in 2013. The increased tax rate in 2014 reflects that Research and Development tax credits have not yet been approved by the U.S. federal government for 2014 as well as the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company’s net income after tax was $13,367,000 or $1.10 per share on a diluted basis for the third quarter of 2014 compared to $11,333,000 or $0.93 per share on a diluted basis for the third quarter of 2013.  The increase of $2,034,000 resulted from the factors described above.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Net sales for the first nine months of 2014 were $610,778,000, an increase of $99,547,000 or 19.5% compared to $511,231,000 for the first nine months of 2013. The increase was mainly from the acquisitions of the Specialized business units in the amount of $61,076,000, Kellands in the amount of $5,753,000, Superior in the amount of $1,795,000 and Fieldquip in the amount of $1,286,000. Also improved sales in the Company's North American Industrial Division which was up 13.0% excluding the impact of the acquisition of the Specialized business units was a contributing factor. Agricultural Division sales were down for the first nine months of 2014 from a weak overall agricultural market and the prolonged winter weather conditions in the early part of 2014. Sales in the European Division were up 9.8% in the first nine months of 2014 compared to the same period in 2013 as sales of

UK products remained strong. Overall conditions in the European economy remain weak but showed some signs of improvement. Favorable exchange rate changes also had an impact on sales.

Net North American Industrial sales increased during the first nine months by $89,485,000 or 40.9% to $308,348,000 for 2014 compared to $218,863,000 during the same period in 2013. The increase came primarily from the acquisition of the Specialized business units in the amount of $61,076,000. Also, favorably affecting sales were increases from mowing, sweeper, excavator, vacuum trucks and snow equipment product lines.

Net North American Agricultural sales were $160,144,000 in 2014 compared to $168,048,000 for the same period in 2013, a decrease of $7,904,000 or 4.7%. The decrease in sales for the first nine months of 2014 compared to the first nine months of 2013 was from lower commodity prices and higher farm input costs that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2014.

Net European sales for the first nine months of 2014 were $142,286,000, a increase of $17,966,000 or 14.5% compared to $124,320,000 during the same period of 2013. The increase in 2014 was primarily due to the Kellands acquisition in the amount of $5,753,000 and improved sales in the UK. Also affecting sales favorably were changes in currency exchange rates. The European Division continued to be faced with challenging market conditions and both our governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first nine months of 2014 was $140,856,000 (23.1% of net sales) compared to $122,159,000 (23.9% of net sales) during the same period in 2013, an increase of $18,697,000. The increase in margin dollars was mainly due to the acquisitions of the Specialized business units and Kellands in the amount of $16,202,000, and favorable performance in the Industrial and European Divisions. Negatively affecting both the gross margin and margin percent during the first nine months of 2014 were inefficiencies from lower absorption on reduced sales volumes in the Agricultural Division as well as $1,139,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $93,903,000 (15.4% of net sales) during the first nine months of 2014 compared to $79,533,000 (15.6% of net sales) during the same period of 2013, an increase of $14,370,000. The increase in SG&A for the first nine months of 2014 was primarily from the acquisitions of the Specialized business units $8,557,000 and Kellands, Fieldquip and Superior in the amount of $1,588,000. Also there were $1,839,000 of acquisition expenses and $1,015,000 of additional stock option expense related to the accelerated vesting options to retirement eligible recipients. The Company also had increased trades show and advertising expenses, recruiting and relocation expenses and increased costs related to IT projects.

Interest expense was $2,780,000 for the first nine months of 2014 compared to $897,000 during the same period in 2013, a increase of $1,883,000. The increase in 2014 came from increased borrowings due to the acquisition of the Specialized units.

Other income (expense), net was $1,048,000 of income during the first nine months of 2014 compared to $1,190,000 of income in the first nine months of 2013. The income in 2014 was from the gain on the sale of the SMC facility and gains related to foreign exchange rate changes. In 2013 the gain was mainly the result of changes in exchange rates and governmental grants received in the U.K.

Provision for income taxes was $15,558,000 (34.3%) in the first nine months of 2014 compared to $12,978,000 (30.1%) during the same period in 2013. Due to the delay in signing the American Taxpayer Relief Act of 2012 which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013. The increased tax rate in 2014 reflects that Research and Development tax credits have not yet been approved by the U.S. federal government for 2014. Also negatively affecting our corporate tax rate was the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company's net income after tax was $29,800,000 or $2.43 per share on a diluted basis for the first nine months of 2014 compared to $30,070,000 or $2.47 per share on a diluted basis for the first nine months of 2013. The decrease of $270,000 resulted from the factors described above.

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

As of September 30, 2014, the Company had working capital of $296,335,000 which represents an increase of $40,003,000 from working capital of $256,332,000 of December 31, 2013.  The increase in working capital was primarily from the acquisitions of the Specialized business units, Kellands and Fieldquip.

Capital expenditures were $6,689,000 for the first nine months of 2014, compared to $9,910,000 during the first nine months of 2013.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

On September 24, 2014, the Company was authorized by its Board of Directors to enter into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share . The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the closing on September 25, 2014 and subsequently retired all 849,690 shares.

In addition to the Share Repurchase Agreement, the Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2013 or through the third quarter of 2014 pursuant to this authorization.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by (used in) financing activities was $153,648,000 and ($1,280,000) during the nine month period ending September 30, 2014 and September 30, 2013, respectively. The Company had $190,000,000 borrowed from its revolving credit facility at September 30, 2014 compared to no borrowings at September 30, 2013. This change was due to the acquisition of the Specialized business units and the repurchase of the shares of common stock from Capital Southwest.

The Company had $34,177,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2014. The majority of these funds are at our UK and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of September 30, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of September 30, 2014, $190,000,000 was outstanding under the revolving credit facility. On September 30, 2014, $685,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $59,315,000 in available borrowings.

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

Business Combinations

In the last ten years, we have acquired 14 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of intangible assets. With the 2014 acquisition of Specialized we acquired a significant amount of intangible assets. We identified the following possible identifiable intangible assets in each acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. As we complete the analysis of the fair values of certain of the acquired assets in the current year acquisitions, discounted cash flow models will be used, which will be principally based upon internal assumptions. In valuing certain of the acquired intangible assets we  will use an excess earnings methodology, which is a form of a discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of each acquisition and we would utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for all acquisitions. As of September 30, 2014, we had approximately $62,028,000 in intangible assets (net of accumulated amortization) and $71,996,000 in goodwill. Certain estimated values on the business units of the Specialized and other acquisitions are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition dates.

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

The bad debt reserve balance was $2,841,000 at September 30, 2014 and $2,738,000 at December 31, 2013.

Sales Discounts

At September 30, 2014 the Company had $15,312,000 in reserves for sales discounts compared to $16,724,000 at December 31, 2013 on products shipped to our customers under various promotional programs. The decrease was primarily due to additional discounts taken on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2014. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,419,000 at September 30, 2014 and $8,596,000 at December 31, 2013 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The policy regarding obsolete and slow moving inventory states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $6,345,000 at September 30, 2014 and $4,994,000 at December 31, 2013. The increase was mainly from the acquisitions of the Specialized business units in the amount of $1,114,000 and to a lessor extent increases in our European Division.

Product Liability

At September 30, 2014 the Company had accrued $238,000 in reserves for product liability cases compared to $259,000 at December 31, 2013.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of September 30, 2014, the Company had $71,996,000 of goodwill, which represents 11% of total assets.  The increase was from the the acquisitions of Specialized, Kellands and Fieldquip in the amount of $41,403,000. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition dates.

The Company recognized no goodwill impairment in 2013 or for the first nine months of 2014. The Company recognized goodwill impairment at one of its French operations, Faucheux of $656,000 in 2012 and at two of its French operations, SMA and Rousseau of $1,898,000 in 2011. The primary reason for the goodwill impairment in 2012 and 2011 was the general economic downturn that continues to affect the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2013 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2013 would not result in an impairment of goodwill for any of the reporting units. During the 2012 impairment analysis review, it was noted that even though the Schwarze and Rivard reporting units' fair value was above carrying value, it was not materially different. On September 30, 2014, there was approximately $6.9 million and $11.3 million of goodwill related to the Schwarze and Rivard reporting units respectively. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2014, the Company had $3,883,428 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $583,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,448,000 for the nine month period ending September 30, 2014.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,221,000 for the nine month period ended September 30, 2013.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.  The translation adjustment during the third quarter of 2014 was a loss of $11,154,000.  On September 30, 2014, the British pound closed at .6168 relative to 1.00 U.S. dollar, and the Euro closed at .7916 relative to 1.00 U.S. dollar.  At December 31, 2013 the British pound closed at .6040 relative to 1.00 U.S. dollar and the Euro closed at .7275 relative to 1.00 U.S. dollar.  By comparison, on September 30, 2013, the British pound closed at .6179 relative to 1.00 U.S. dollar, and the Euro closed at .7393 relative to 1.00 U.S. dollar.  No assurance can be given as to future valuations of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2014 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $950,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. - Other Information

(a) Reports on Form 8-K

September 24, 2014 – Press Release announcing Share Repurchase Agreement with Capital Southwest Corporations and Capital Southwest Venture Corporation.

September 25, 2014 – Press Release announcing completion of previously announced repurchase agreement.

November 6, 2014 – Press Release announcing Third Quarter 2014 earnings.

(b) Other Information

None

Item 6. - Exhibits

(a)   Exhibits

10.1	—	Share Repurchase Agreement, dated as of September 24, 2014, by and among Capital Southwest Corporation, Capital Southwest Venture Corporation and Alamo Group Inc.	Filed as exhibit 10.1 to Form 8-K, September 24, 2014
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Alamo Group Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2014	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)