Form 10-K
period 2014-12-31
ALAMO GROUP INC
filed 2015-03-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2014 (based upon the last reported sale price of $54.09 per share) was approximately $629,639,351 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 27, 2015 was 11,321,093 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2015 Annual Meeting of Stockholders to be held on May 7, 2015 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 3,070 employees and operates a total of twenty four plants in North America, Europe and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, Western Europe and Australia.

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

In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements offered in the French market.

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

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC (“Bush Hog”), a leading agricultural equipment manufacturer of rotary cutters, finishing mowers, zero turn radius mowers, front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of agricultural mowers, created one of the largest manufacturers of agricultural mowers in the world.

In 2011, the Company acquired substantially all of the assets and assumed certain specified liabilities of Tenco Group, Inc. ("Tenco") and its subsidiaries. Tenco is a Canadian-based manufacturer of snow removal equipment including snow blades, blowers, dump bodies, spreaders and associated parts and service. Tenco has operations in Quebec as well as New York and Vermont. The equipment is sold primarily through dealers to governmental end-users as well as contractors.

In 2013, the Company acquired substantially all of the assets and assumed certain specified liabilities of Superior Equipment Australia PTY. LTD ("Superior"). Superior is a small Australian-based manufacturer of agricultural mowing equipment and other attachments, parts, and services. The equipment is sold through dealers primarily to agricultural end-users with some sold to governmental entities in Australia.

On April 2, 2014, the Company acquired Kellands Agricultural Ltd. and its subsidiary Multidrive Tractors Ltd. ("Kellands"). Kellands is a U.K.-based manufacturer of self-propelled sprayers and a range of multi-purpose load-carrying tractor vehicles. This acquisition enhanced our manufacture and distribution of agricultural machinery in our European operations and allowed the Company to enter into the self-propelled sprayer market.

On April 7, 2014, the Company acquired Fieldquip Australia PTY LTD ("Fieldquip"), a manufacturer of rotary cutters as well as a distributor of various agricultural products. This acquisition allowed the Company to broaden its presence in both the manufacturing and distribution of agricultural machinery in Australia.

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP.  The purchase included the businesses of Super Products LLC ("Super Products"), Wausau-Everest LP ("Wausau") & ("Everest")and Howard P. Fairfield LLC ("H.P. Fairfield") as well as several related entities ("Specialized"), including all brand names and related product names and trademarks. The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition increases our product offering and enhances our market position both in vacuum trucks and snow removal equipment primarily in North America.

Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, Fieldquip®, McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

Products and Distribution Channels

North American Industrial Division

Alamo Industrial equipment is principally sold through independent dealers to governmental end-users, related independent contractors and, to a lesser extent, utility and other dealers serving infrastructure maintenance operators and other applications in the U.S. and other countries. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor-mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

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

Schwarze equipment includes truck-mounted air, mechanical broom, and regenerative air sweepers, pothole patchers and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network. A portion of Schwarze’s sales includes truck chassis which are not manufactured by Schwarze. The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

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

Gradall produces a range of models based on high-pressure hydraulic telescoping booms which are sold through dealers primarily to governmental agencies and related contractors, and to a lesser extent the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers.

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

Super Products produces truck-mounted vacuum trucks, combination sewer cleaners and hydro excavators. Its products are sold to municipalities, utilities and contractors through a nationwide distributor network. Super Products also operates a network of five rental stores that provide short and long-term rental contracts for its products. Rental customers are primarily contractors serving the petrochemical, petroleum production and refining industries.
Wausau-Everest designs and manufactures a broad range of municipal snow removal and ice control products that it delivers to customers through a comprehensive dealer network. Wausau-Everest also manufactures a range of high-capacity snow-blowers, plows, brooms, brine sprayers and prime movers that it sells directly to airports and fixed-base operators. In addition to its core snow removal and ice control products, its Everest unit manufactures custom-engineered underground construction forms for vehicular, water/sewage and hydro-electric tunnels. Wausau-Everest markets its products under various brands that are familiar to the industry.
Henke designs and manufactures snow plows and heavy duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial equipment dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.

Tenco designs and manufactures a heavy-duty line of snow removal equipment, including truck-mounted snow plows, snow blowers, dump bodies and spreaders. Its products are primarily sold through independent dealers. End-users are governmental agencies, contractors and other industrial users.

H. P. Fairfield is a full-service distributor of public works and runway maintenance products, parts and service, whose sales and service outlets are located in the northeast part of the U.S. H.P. Fairfield’s offerings include custom municipal snow and ice removal equipment, a range of salt spreaders and truck bodies, street sweepers, a line of industrial rotary, flail and boom mowers, solid waste and recycling equipment, water and sewer maintenance equipment, municipal tractors and attachments, and asphalt maintenance patchers.
North American Agricultural Division

Bush Hog, Rhino and Earthmaster equipment is generally sold to farmers and ranchers to clear brush, maintain pastures and unused farmland, shred crops and till fields, and for haymaking. It is also sold to other customers, such as mowing contractors and construction contractors, for non-agricultural purposes. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary mowers, finishing mowers, flail mowers, disc mowers, zero turn radius mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. This equipment is primarily sold through farm equipment dealers, as well as original equipment manufacturers (“OEMs”) and other distributors.

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
Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts. Schulte serves both the agricultural and governmental markets primarily in Canada and the U.S. It also sells some of the Company’s other product lines in their markets and some of its products through independent distributors throughout the world.

Fieldquip and Superior together broaden the Company's presence in manufacturing and distribution in Australia. Both companies sell a variety of agricultural equipment specifically, rotary mowers and tractor attachments. Fieldquip sells to customers ranging from large agricultural and commercial operators to small farm hobbyist and residential users. Superior's customers are generally agricultural dealers who service owners and operators in the turf, golf, park and airport industries and growers with orchards, vineyards and plantations in Australia and the South Pacific.

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

Kellands equipment includes a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through an existing dealer network as well as various marketing groups within the European Division.
SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. During the third quarter of 2010, the Company closed and sold its SMA facility located in Orleans, France, and production was relocated to the Rousseau manufacturing facility near Lyon, France.

Forges Gorce manufactures cutting blades which are sold to some of the Company’s subsidiaries as well as to other customers.

Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. In addition, Faucheux also markets certain agriculturalrelated products from other company units and third party suppliers.

Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France.

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is primarily sold in France and certain other markets, mainly in Europe and North Africa, and to governmental entities and related contractors. It also complements our product offerings in North America. The majority of Rivard's customers provide their own truck chassis.

Replacement Parts
The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 20%, 21% and 23% of the Company’s total sales for the years ended December 31, 2014, 2013 and 2012, respectively. The percentage decrease in 2014 was due to higher wholegood equipment sales, not a decrease in replacement parts sales. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

While the Company believes that the end-users of its products evaluate their purchases on the basis of price, reputation and product quality, such purchases are also based on a dealer’s service, support of and loyalty to the dealer based on previous purchase experiences, as well as other factors such as product and replacement part availability.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2014, the Company employed 153 people in its various engineering departments, 76 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $8,427,000 in 2014, $7,164,000 in 2013 and $5,686,000 in 2012. As a percentage of sales, research and development was approximately 1.0% in 2014, 1.1% in 2013 and 0.9% in 2012, and is expected to continue at similar levels in 2015.

Seasonality

The Company’s sales, both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is typically lower in harsh weather. The Company utilizes an annual twelve-month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2014, the Company had unfilled customer orders of $160,910,000 compared to $129,004,000 at December 31, 2013. The 25% increase was primarily from the acquisitions of the Specialized business units, Kellands, and Fieldquip. Management expects that substantially all of the Company’s backlog as of December 31, 2014 will be shipped during fiscal year 2015. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2014, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

Patents and Trademarks

The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The net book value of patents and trademarks was $28,916,000 and $5,500,000 as of December 31, 2014 and 2013, respectively. The increase in 2014 was a result of the Specialized acquisition which increased the net book value of patent and trademarks by $23,416,000.

The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, Fieldquip®, McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs), as well as other trademarks and trade names.

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

Employees

As of December 31, 2014, the Company employed approximately 3,070 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 205 employees and will expire on March 12, 2017, and at the Tenco facility in Canada covering 65 employees which will expire on December 13, 2015. The Company’s European operations, McConnel, Bomford, Spearhead, Twose, AMS-UK, Kellands, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 924 employees. The Company considers its employee relations to be satisfactory.

Financial Information about Segments

See Note 16 of the accompanying consolidated financial statements.

International Operations and Geographic Information

See Note 17 of the accompanying consolidated financial statements.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements, and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to hire and retain quality employees; and

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	increase in unfunded pension plan liability due to financial market deterioration;

•	price and availability of energy and critical raw materials, particularly steel and steel products;

•	increased competition;

•	our ability to develop and manufacture new and existing products profitably;

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•	increased costs of complying with new regulations;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	the inability of our suppliers, creditors, public utility providers and financial and other service organizations to deliver or provide their products or services to us;

•	abnormal seasonal factors in our industry;

•	legal actions and litigation;

•	impairment in the carrying value of goodwill;

•	changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

•	government actions, including budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions; and

•	amount of farm subsidies and farm payments.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2015 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	62	President and Chief Executive Officer
Dan E. Malone	54	Executive Vice President and Chief Financial Officer
Robert H. George	68	Vice President, Secretary and Treasurer
Richard J. Wehrle	58	Vice President and Controller
Geoffrey Davies	67	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard D. Pummell	68	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	55	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Richard D. Pummell was elected Vice President of Alamo Group Inc. in November 2009. Mr. Pummell joined the Company in 2005 as Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural Division. Prior to joining the Company, Mr. Pummell was Vice President for Global Supply and General Manager of Metso Minerals, a supplier of technology and services for mining, construction power generation, automation, recycling, and pulp and paper industries. On March 2, 2014, Mr. Pummell announced his retirement from Alamo Group to be affective in May 2015.

Jeffery A. Leonard joined Alamo Group in September 2011 as Vice President of Alamo Group Inc. and Executive Vice President of Alamo Group (USA) Inc., in charge of the Industrial Division. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, construction power generation, automation, recycling, and pulp and paper industries.

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

In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

•	animal disease outbreaks, epidemics and crop pests;

•	weather conditions, such as droughts, floods and snowstorms;

•	changes in farm incomes;

•	cattle and agricultural commodity prices;

•	changes in governmental agricultural policies worldwide;

•	the level of worldwide farm output and demand for farm products; and

•	limits on agricultural imports/exports.

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

A substantial portion of our revenues is derived from sales to federal, state and local governmental entities and related contractors, both in the U.S. and in other countries in which we sell our products. These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and are affected by changes in local and national economic conditions.

Our dependence on, and the price and availability of, raw materials as well as purchased components may adversely affect our business, results of operations and financial condition.

We are subject to fluctuations in market prices for raw materials such as steel and energy. In addition, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs could negatively affect spending by farmers, including their purchases of our products.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2014, goodwill was $72,407,000, which represents 12% of total assets.

The Company recognized no goodwill impairment in 2014 or 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux, of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that affected the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2014 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2014 would not result in an impairment of goodwill for any of the reporting units.

We are significantly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, (some of which are provided and maintained by third parties), may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

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

We have operations in a number of countries outside of the United States and we source raw materials and components globally. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

•	limitations on ownership and on repatriation of earnings;

•	import and export restrictions, tariffs and quotas;

•	additional expenses relating to the difficulties and costs of staffing and managing international operations;

•	labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

•	changes in laws or policies;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	potentially adverse consequences resulting from the applicability of foreign tax laws;

•	cultural differences;

•	increased expenses due to inflation;

•	weak economic conditions in foreign markets where our subsidiaries distribute their products;

•	changes in currency exchange rates;

•	disruptions in transportation and port authorities; and

•	regulations involving international freight shipments.

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

The agricultural industry and the infrastructure maintenance industry are seasonal and are affected by the weather, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Other products such as street sweepers, excavators, snow blowers, front-end loaders and pothole patchers have different seasonal patterns, as do replacement parts in general. In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. We utilize an annual plan with updated quarterly sales forecasts provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities. In addition, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods. Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales in any given period may not reflect the timing of dealer orders and retail demand.

Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts. Consequently, sudden or significant declines in industry demand could adversely affect our working capital or results of operations.

If we do not retain key personnel and attract and retain other highly skilled employees, our business may suffer.

Our continued success will depend on, among other things, the efforts and skills of our executive officers, including our president and chief executive officer, and our ability to attract and retain additional highly qualified managerial, technical, manufacturing, and sales and marketing personnel. We do not maintain “key man” life insurance for any of our employees, and all of our senior management are employed at will. We cannot assure you that we will be able to attract and hire suitable replacements for any of our key employees. We believe the loss of a key executive officer or other key employee could have an adverse effect on our business, results of operations, and financial condition.

We may not be able to realize the potential or strategic benefits of the acquisitions we complete, or we may not be able to successfully address problems encountered in connection with acquisitions.

Acquisitions are an important part of our growth strategy. We have completed a number of acquisitions over the past several years. We recently consummated three acquisitions in 2014; our acquisition of Fieldquip in Australia in April 2014; our acquisition of Kellands in the U.K., also in April 2014; and our acquisition of Specialized Industries in the U.S. in May 2014. We expect to consider opportunities and make additional acquisitions in the future, but we may not find suitable acquisition targets or be able to consummate desired acquisitions due to among other things, unfavorable credit markets or other risks, which could harm our operating results. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

•	potential negative impact on our earnings per share;

•	failure of acquired products to achieve projected sales;

•	problems in integrating the acquired products with our products;

•	potential downward pressure on operating margins due to lower operating margins of acquired businesses,

•	increased headcount costs and other expenses associated with adding and supporting new products;

•	difficulties in retaining and integrating key employees;

•	failure to realize expected synergies or cost savings;

•	disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process; and

•	potential negative impact on our relationships with customers, distributors and vendors.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business, our results of operations, or financial condition.

Increasingly stringent engine emission regulations could impact our ability to sell certain of our products into the market and appropriately price certain of our products, which could negatively affect our competitive position and financial results.

The EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant and suitable engines on a timely basis and our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent to which we are unable to implement price increases to fully or partially offset higher engine costs as well as related research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products, and our competitors may implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. In addition, as customers' buying patterns change to purchase our products in advance of price increases on compliant products, we have experienced and may continue to experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. If our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise change customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

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

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly and may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2014 ranged from $60.00 to $38.33 per share, and during 2013 from $60.69 to $33.89 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2014, 11,318,693 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 445,943 shares of our common stock. We also have additional shares available for grant under our 2005 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2015, the Board of Directors of the Company increased its quarterly dividend from $.07 per share to $.08 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will contnue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2014, four investors Henry Crown and Company, Royce & Associates, LLC, Dimensional Fund Advisors LP, and Wellington Management Group, LLP beneficially owned approximately 38% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, Duroc LLC, an affiliate of Bgear LLC and Henry Crown and Company, was entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2014, the Company utilized fourteen principal manufacturing plants located in the United States, seven in Europe, three in Canada, and three in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama*	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-End Loaders and Backhoes and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Chartres, France*	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama*	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Leased	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Englefeld, Saskatchewan, Canada*	85,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
New Berlin, Wisconsin*	74,000	Leased	Municipal Snow Removal and Ice Control Equipment for Wausau
Leavenworth, Kansas*	70,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Milwaukee, Wisconsin	62,000	Leased	Hydro-excavator trucks for Super Products
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Skowhegan, Maine	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
New Berlin, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Ayer's Cliff, Quebec, Canada*	35,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Wacol, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Superior
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Birdlip, England*	14,000	Leased	Self-propelled Sprayers and a variety of Multi-Drive Load Carrying Equipment for Kellands
Installation & Rental Facilities, Warehouses & Sales	214,500	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	10,400	Owned	Corporate Office
Total	3,819,400	0.8417814316
     * Principle manufacturing plants
Approximately 84% of the manufacturing, warehouse and office space is owned. The Company considers this facility to be well maintained, in good operating condition and adequate for its present level of operations.

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

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall appealed the decision and reserved the full amount. In September of 2014, the case was overturned by the Fifth Circuit Court of Appeals which found in Gradall's favor. The plaintiff's final option was to appeal to the U.S. Supreme Court which it did not, affirming the Court of Appeals decision in favor of Gradall. During the fourth quarter of 2014, the Company released the $1,250,000 it had previously reserved for this matter.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 27, 2015, there were 11,321,093 shares of common stock outstanding, held by approximately 81 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 27, 2015, the closing price of the common stock on the New York Stock Exchange was $50.15 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2014				2013
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2014	$60.65	$46.87	$.07	March 31, 2013	$40.64	$33.12	$.07
June 30, 2014	57.86	49.50	.07	June 30, 2013	44.13	37.39	.07
September 30, 2014	55.84	40.75	.07	September 30, 2013	49.45	40.48	.07
December 31, 2014	52.13	37.93	.07	December 31, 2013	61.27	45.51	.07

On January 2, 2015, the Board of Directors of the Company declared a quarterly dividend of $.08 per share which was paid on January 30, 2015 to holders of record as of January 16, 2015. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

On September 24, 2014, the Company was authorized by its Board of Directors to enter into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share . The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the transaction on September 25, 2014 and subsequently retired all 849,690 shares.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2013 or in 2014. The authorization to repurchase up to 1,000,000 shares remains available, less 42,600 shares previously purchased.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2014, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Alamo Group Inc.	100.00	164.03	160.33	195.86	366.74	294.38
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operations:
Net sales	$839,055	$682,090	$633,031	$607,726	$542,478
Income before income taxes	60,605	51,388	43,446	48,129	29,032
Net income	41,151	36,094	28,903	32,687	21,117
Percent of sales	4.9%	5.3%	4.6%	5.4%	3.9%
Earnings per share
Basic	3.47	3.00	2.43	2.76	1.79
Diluted	3.42	2.96	2.40	2.73	1.78
Dividends per share	0.28	0.28	0.24	0.24	0.24
Average common shares
Basic	11,875	12,050	11,899	11,848	11,782
Diluted	12,039	12,212	12,058	11,966	11,893
Financial Position:
Total assets	$629,602	$438,476	$404,339	$381,665	$370,983
Short-term debt and current maturities	551	420	588	1,190	2,319
Long-term debt, excluding current maturities	190,024	8	118	8,621	23,106
Stockholders’ equity	$337,670	$350,465	$310,286	$277,276	$253,260

(1)   Includes the results of operations of companies acquired from the effective dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
And Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2014	2013 (1)	2012 (1)

North American
Industrial	$436,018	$297,857	$264,504
Agricultural	214,326	219,354	203,945
European	188,711	164,879	164,582
Total net sales	$839,055	$682,090	$633,031

Cost and profit margins, as percentages of net sales:

Cost of sales	77.4%	76.8%	77.3%
Gross profit	22.6%	23.2%	22.7%
Selling, general and administrative expenses	15.1%	15.8%	15.4%
Income from operations	7.5%	7.4%	7.2%
Income before income taxes	7.2%	7.5%	6.9%
Net income	4.9%	5.3%	4.6%
(1) As adjusted for the immaterial correction. See Note 1.

Results of Operations

Fiscal 2014 compared to Fiscal 2013

The Company’s net sales in the fiscal year ended December 31, 2014 (“2014”) were $839,055,000, an increase of $156,965,000 or 23.0% compared to $682,090,000 for the fiscal year ended December 31, 2013 (“2013”). The increase was mainly from the acquisitions of the Specialized business units contributing $107,370,000, Kellands contributing $8,201,000, Fieldquip contributing $2,178,000 and Superior contributing $1,941,000. Also, improved sales in the Company's North American Industrial Division, which was up 10.3%, excluding the impact of the acquisition of the Specialized business units, was a contributing factor. Agricultural Division sales excluding the acquisitions of Fieldquip and Superior were down 4.2% for 2014 mainly from declining crop prices, a weak overall agricultural market and adverse weather conditions throughout 2014. Sales in the European Division were up 9.5% in 2014 compared to 2013 as sales of UK products remained strong along with favorable exchange rates. Overall conditions in the European economy remain weak but showed some signs of improvement during 2014.

North American Industrial sales (net) were $436,018,000 in 2014 compared to $297,857,000 in 2013, an increase of $138,161,000 or 46.4%. The increase came primarily from the acquisition of the Specialized business units contributing $107,370,000. Also, favorably affecting sales were increases from mower, sweeper, excavator, vacuum trucks and snow equipment product lines.

North American Agricultural sales (net) were $214,326,000 in 2014 compared to $219,354,000 in 2013, representing a decrease of $5,028,000 or 2.3%. The decrease in sales compared to 2013 was from lower commodity prices and higher farm input costs that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2014 along with other pockets of adverse weather conditions through out the year. Excluding the impact of the acquisitions of Fieldquip and Superior, sales were down 4.2%.

European sales (net) increased $23,832,000 or 14.5% to $188,711,000 in 2014 compared to $164,879,000 in 2013. The increase in 2014 was partially due to the Kellands acquisition in the amount of $8,201,000 and improved sales in the UK operations as well as at Rivard in France. Also affecting sales favorably were changes in currency exchange rates. The European Division continued to be faced with challenging market conditions and both our governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

Gross margins for 2014 were $189,228,000 (22.6% of net sales) compared to $158,510,000 (23.2% of net sales) in 2013, an increase of $30,718,000. The increase in margin dollars was mainly due to the acquisitions of the Specialized business units, Fieldquip and Kellands contributing $27,677,000, and favorable performance in the Industrial and European Divisions. Negatively affecting both the gross margin and margin percentage during 2014 were inefficiencies from lower absorption on reduced sales volumes in the Agricultural Division as well as $2,578,000 in higher cost of goods sold related to the step-up in fair value of inventories acquired in the Specialized transaction.

Selling, general and administrative expenses (“SG&A”) were $126,564,000 (15.1% of net sales) in 2014 compared to $107,773,000 (15.8% of net sales) in 2013. The increase of $18,791,000 in SG&A in 2014 was primarily due to the acquisitions of the Specialized business units contributing $15,454,000 and Kellands and Fieldquip contributing $1,187,000. Also, there were $2,079,000 of acquisition expenses, $668,000 of costs related to the repurchase agreement with a long term major shareholder and the subsequent follow on offering of their remaining shares and $1,015,000 of additional stock option expense related to the accelerated vesting options to retirement eligible recipients. The Company also had increased trades show and advertising expenses, recruiting and relocation expenses and increased costs related to IT projects.

Interest expense for 2014 was $4,037,000 compared to $1,161,000 in 2013, an increase of $2,876,000 or 247.7%.The increase in 2014 came from increased borrowings due to the acquisition of the Specialized units.

Other income (expense), net was income of $1,767,000 during 2014 compared to income of $1,626,000 in 2013. The income in 2014 was from the gain on the sale of a manufacturing facility in the amount of $795,000 and gains related to foreign exchange rate changes. In 2013 the gain was mainly the result of changes in exchange rates and governmental grants received in the U.K.

Provision for income taxes was $19,454,000 (32.1% of income before income taxes) for 2014 compared to $15,294,000 (29.8% of income before income taxes) in 2013. Due to the delay in signing the American Taxpayer Relief Act of 2012, which extended research and development tax credits, the Company was not able to include $350,000 of tax credits in its 2012 financial statements but instead recognized this tax benefit in the first quarter of 2013. Also included in the 2013 provision is a credit related to the reversal of reserves for uncertain tax positions and a tax benefit relating to current losses in one of our French companies.

Net income for 2014 was $41,151,000 compared to $36,094,000 in 2013 due to the factors described above.

Fiscal 2013 compared to Fiscal 2012

The Company’s net sales in the fiscal year ended December 31, 2013 (“2013”) were $682,090,000, an increase of $49,059,000 or 7.7% compared to $633,031,000 for the fiscal year ended December 31, 2012 (“2012”). The increase was mainly from improved sales in the Company's North American Industrial and Agricultural Divisions. The Industrial Division was up 12.6% as sales of all product lines increased over 2012. Likewise, sales in the Agricultural Division were up 7.6% over last year as mowing products for all three major brands showed improvement. Sales in the European Division were slightly up compared to 2012 as markets for our products showed increases in the second half of 2013 for the first time in several years.

North American Industrial sales (net) were $297,857,000 in 2013 compared to $264,504,000 in 2012, an increase of $33,353,000 or 12.6%. The increase was primarily from higher sales of sweepers, excavators, vacuum trucks and snow equipment as demand for infrastructure maintenance equipment was strong for most of 2013.

North American Agricultural sales (net) were $219,354,000 in 2013 compared to $203,945,000 in 2012, representing an increase of $15,409,000 or 7.6%. The increase in sales compared to 2012 was from improved demand for Bush Hog, Schulte and Rhino products in the agricultural market in North America.

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

Selling, general and administrative expenses (“SG&A”) were $107,773,000 (15.9% of net sales) in 2013 compared to $97,507,000 (15.5% of net sales) in 2012. The increase of $10,266,000 in SG&A in 2013 was primarily litigation expenses from a patent infringement lawsuit, which we were successful in defending, in the amount of $2,137,000; $972,000 of acquisition related expenses; and $586,000 of additional stock option expense related to the accelerated vesting of options to retirement eligible recipients. Also during 2013, the Company had restructuring costs at one of its French operations, higher performance based incentive compensation expense, increased sales commissions on higher sales, and increased trade show expenses in both North America and Europe.

Interest expense for 2013 was $1,161,000 compared to $1,620,000 in 2012, a decrease of $459,000 or 28.3%. The decrease came from reduced borrowings in 2013 compared to 2012.

Other income (expense), net was income of $1,626,000 during 2013 compared to an expense of $517,000 in 2012. The income in 2013 included a grant of $475,000 from the UK government related to R&D training and employment, a $70,000 gain realized from the sale of the Company's Memphis warehouse in the first quarter of 2013, and fluctuations in foreign exchange rates. In 2012. the expense was entirely the result of foreign exchange rate fluctuations.

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

As of December 31, 2014, the Company had working capital of $303,935,000, which represents an increase of $47,603,000 from working capital of $256,332,000 as of December 31, 2013. The increase in working capital was primarily from the acquisitions of Specialized business units, Kellands and to a lessor extent Fieldquip.

Capital expenditures were $9,806,000 for 2014, compared to $13,639,000 for 2013. The increase in 2013 was primarily related to plant expansions at both the Bomford facility in the U.K. and the Schulte facility in Canada. The

Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

On September 24, 2014, the Company was authorized by its Board of Directors to enter into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share . The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the transaction on September 25, 2014 and subsequently retired all 849,690 shares.

In addition to the Share Repurchase Agreement, the Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2013 or in 2014 under this authorization. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously purchased.

The Company has $34,669,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2014. The majority of these funds are at our U.K. and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Net cash provided by operating activities was $30,210,000 for 2014, compared to $31,627,000 for 2013. The decrease of cash from operating activities was from increases in inventory and rental equipment levels mainly from the acquisition of the Specialized.

Net cash used in investing activities was $204,831,000 for 2014, compared to $14,166,000 for 2013. The increase in net cashed used in investing activities was from the acquisitions of Specialized, Kellands, and Fieldquip.

Net cash provided by financing activities was $152,732,000 for 2014, compared to net cash used of $2,484,000 for 2013. The net cash provided in 2014 was from increased borrowings on our bank credit facility due to the acquisition of the Specialized business units and the repurchase of Capital Southwest's shares.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2014, the Company was in compliance with the covenants under the revolving credit facility. The expiration date of the revolving credit facility is May 12, 2019. As of December 31, 2014, 190,000,000 was outstanding under the revolving credit facility. On December 31, 2014, $1,090,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $58,910,000 in available borrowings. As of December 31, 2014, the Company is in compliance with the terms and conditions of its credit facilities.

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

Recent Accounting Pronouncements and Legislative Changes

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering the calendar year 2014, though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain, developed processes to assess the impacts and file the required document before the May 2015 deadline.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations by focusing on whether a disposal represents a strategic shift that has or will have a major effect on an company’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The guidance is effective for annual and interim periods beginning on or after December 15, 2014 and is to be applied on a prospective basis. The Company will apply the new standard to any divestitures occurring after December 31, 2014.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)," effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating to determine the potential impact, if any, that the adoption of ASU 2014-12 will have on its financial position and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any obligation, under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2014:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$190,516	$516	$—	$190,000	$—
Capital lease obligations	59	35	18	6	—
Interest obligations	20,594	4,736	9,443	6,415	—
Operating lease obligations	10,194	3,471	4,605	1,605	513
Purchase obligations	98,238	98,238	—	—	—
Total	$319,601	$106,996	$14,066	$198,026	$513

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.

(C)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2014.

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

Most of the businesses we have acquired did not have a significant amount of intangible assets. With the 2014 acquisition of Specialized we acquired a significant amount of intangible assets. We identified the following intangible assets in the acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. We completed the fair value analysis of the acquired assets in the fourth quarter of 2014. In valuing certain acquired intangible assets, we used an excess earnings and relief from royalty methodologies, which are forms of discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment, and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of the acquisition and we utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for the acquisition. As of December 31, 2014, we had $51,484,000 in intangible assets (net of accumulated amortization) and $41,159,000 in goodwill directly attributable to the Specialized acquisition.

 Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected.

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group in certain instances, to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $2,853,000 on December 31, 2014, and $2,738,000 on December 31, 2013. The increase was primarily from the acquisition of Specialized.

Sales Discounts

On December 31, 2014, the Company had $15,999,000 in reserves for sales discounts compared to $16,724,000 on December 31, 2013 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales volume of the Company’s agricultural products during the 2014 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,601,000 on December 31, 2014 and $8,596,000 on December 31, 2013 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company's Agricultural Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,913,000 on December 31, 2014 and $4,994,000 on December 31, 2013. The increase was primarily from the acquisition of Specialized in the amount of $1,006,000.

Goodwill

We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of December 31 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2014, goodwill was $72,407,000, which represents 12% of total assets.

The Company recognized no goodwill impairment in 2014 or 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux, of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that affected the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2014 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2014 would not result in an impairment of goodwill for any of the reporting units.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's annual impairment test is performed during the fourth quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company's components could deteriorate, which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.

See Note 7 to the Consolidated Financial Statements for more information regarding goodwill.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts to hedge over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2014, the Company had a notional amount of $2,527,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $379,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

On December 31, 2014, the fair value of these agreements was in an unfavorable position; therefore, the derivative financial instruments were recorded as a loss of $43,000, which has been recognized in other income (expense), net.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to hedge against the earnings effects of such fluctuations. On December 31, 2014, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $5,906,000. Comparatively, on December 31, 2013, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $5,475,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2014 was a loss of $16,331,000. On December 31, 2014, the British pound closed at 0.6419 relative to the U.S. dollar, and the Euro closed at 0.8265 relative to the U.S. dollar. By comparison, on December 31, 2013, the British pound closed at 0.6040 relative to the U.S. dollar, and the Euro closed at 0.7275 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2014 average interest rate under these borrowings, the Company’s 2014 interest expense would have changed by approximately $3,407,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 47 through 83 of this report are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was carried out, under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Vice President and Corporate Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1933). Based upon the evaluation, the President & Chief Executive Officer, Executive Vice President & Chief Financial Officer (Principal Financial Officer), and Vice President & Corporate Controller (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 44 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 45 of this Annual Report on Form 10-K and incorporated by reference herein.

Changes in Internal Controls over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Securities Exchange Act during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website (www.alamo-group.com) under the “Our Commitment” tab and are also available without charge in print by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,”Compensation Committee Report” and “Director Compensation during 2014.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2014, the last day of Alamo Group Inc.’s 2014 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
First Amended and Restated 1999 Non-Qualified Stock Option Plan	38,100	$15.94	—
2005 Incentive Stock Option Plan	301,800	$30.73	28,950
2009 Equity Incentive Plan	106,043	$38.27	258,526
Plans not approved by stockholders	—	—	—
Total	445,943		287,476

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2014.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Asset Purchase Agreement, dated September 4, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 2.1 to Form 8-K, September 10, 2009, as amended by Form 8-K/A, November 9, 2009
2.2	—	Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as of February 24, 2014	Filed as Exhibit 10.1 to Form 8-K, February 28, 2014
2.3	—
First Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as March 3, 2014.
Filed as Exhibit 2.02 to Form 10-Q, May 8, 2014
2.4	—
Second Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as March 3, 2014.
Filed as Exhibit 10.1 to Form 8-K, April 17, 2014
2.4	—	Third Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as May 9, 2014.	Filed as Exhibit 10.1 to Form 8-K, May 14, 2014
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 10-K, March 11, 2014
10.6	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.7	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.8	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.9	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.10	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.11	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.12	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.13	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009

10.14		Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, August 25, 2004
10.15	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.16	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.17	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.18	—
Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank
Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.19	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.20	—	Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8K, March 28, 2011
10.21	—
Ninth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 14, 2014, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.
Filed as Exhibit 10.2 to Form 8K, May 14, 2014
*10.22	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.23	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.24	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.25	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.26	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.27	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2011
*10.28	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.29	—	Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8-K, March 11, 2011
*10.30	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, May 3, 2013
10.31	—	Share Repurchase Agreement	Filed as Exhibit 10.1 to Form 8-K, September 25, 2014

21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 6, 2015
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 6th day of March, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2014, the Company’s internal controls over financial reporting were effective based on the framework in Internal Control – Integrated Framework.

Alamo Group Inc. acquired all of the operating units of Specialized Industries LP (Specialized), Fieldquip Australia PTY, LTD (Fieldquip) and Kellands Agricultural Ltd (Kellands) during 2014, and management excluded from its assessment of the effectiveness of Alamo Group Inc.’s internal control over financial reporting as of December 31, 2014, Specialized’s, Fieldquip’s and Kellands’ internal control over financial reporting associated with total assets of $222 million and total net sales of $118 million included in the consolidated financial statements of Alamo Group Inc. and subsidiaries as of and for the year ended December 31, 2014.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 6, 2015	/s/Ronald A. Robinson
President & Chief Executive Officer
(Principal Executive Officer)

/s/Dan E. Malone
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Alamo Group Inc. acquired all of the operating units of Specialized Industries LP (Specialized), Fieldquip Australia PTY, LTD (Fieldquip) and Kellands Agricultural Ltd (Kellands) during 2014, and management excluded from its assessment of the effectiveness of Alamo Group Inc.’s internal control over financial reporting as of December 31, 2014, Specialized’s, Fieldquip’s and Kellands’ internal control over financial reporting associated with total assets of $222 million and total net sales of $118 million included in the consolidated financial statements of Alamo Group Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Alamo Group Inc. also excluded an evaluation of the internal control over financial reporting of Specialized, Fieldquip and Kellands.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Austin, Texas
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Austin, Texas
March 6, 2015

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$39,533	$63,960
Accounts receivable, net	175,008	151,396
Inventories	166,088	109,104
Deferred income taxes	4,712	5,741
Prepaid expenses	4,415	5,129
Income tax receivable	3,546	1,623
Total current assets	393,302	336,953

Rental equipment, net	33,631	—

Property, plant and equipment	171,667	158,376
Less: Accumulated depreciation	(100,497)	(96,472)
	71,170	61,904

Goodwill	72,407	32,073
Intangible assets, net	56,984	5,500
Deferred income taxes	642	457
Other assets	1,466	1,589
Total assets	$629,602	$438,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,741	$45,593
Income taxes payable	52	1,126
Accrued liabilities	41,002	33,482
Current maturities of long-term debt and capital lease obligations	551	420
Deferred income taxes	21	—
Total current liabilities	89,367	80,621

Long-term debt and capital lease obligation, net of current maturities	190,024	8
Accrued pension liabilities	5,714	2,538
Other long-term liabilities	5,656	3,494
Deferred income taxes	1,171	1,350
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,306,650 and 12,113,109 issued at December 31, 2014 and December 31, 2013, respectively	1,130	1,211
Additional paid-in capital	93,849	91,439
Treasury stock, at cost; 42,600 shares at December 31, 2014 and December 31, 2013	(426)	(426)
Retained earnings	259,476	255,203
Accumulated other comprehensive (loss) income	(16,359)	3,038
Total stockholders’ equity	337,670	350,465
Total liabilities and stockholders’ equity	$629,602	$438,476

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Net sales:
North American
Industrial	$436,018	$297,857	$264,504
Agricultural	214,326	219,354	203,945
European	188,711	164,879	164,582
Total net sales	839,055	682,090	633,031
Cost of sales	649,827	523,580	489,519
Gross profit	189,228	158,510	143,512

Selling, general and administrative expenses	126,564	107,773	97,507
Goodwill impairment	—	—	656
Income from operations	62,664	50,737	45,349

Interest expense	(4,037)	(1,161)	(1,620)
Interest income	211	186	234
Other income (expense), net	1,767	1,626	(517)
Income before income taxes	60,605	51,388	43,446

Provision for income taxes	19,454	15,294	14,543
Net income	$41,151	$36,094	$28,903

Net income per common share:
Basic	$3.47	$3.00	$2.43
Diluted	$3.42	$2.96	$2.40
Average common shares:
Basic	11,875	12,050	11,899
Diluted	12,039	12,212	12,058

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012

Net income	$41,151	$36,094	$28,903
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,331)	479	4,445
Net (loss) gain on pension and other postretirement benefits	(4,938)	6,706	(574)
Other comprehensive (loss) income before income tax (benefit) expense	(21,269)	7,185	3,871
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,872	(2,516)	121
Other comprehensive (loss) income	(19,397)	$4,669	$3,992
Comprehensive income	$21,754	$40,763	$32,895

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2011	11,860	$1,190	$85,704	$(426)	$196,431	$(5,623)	$277,276
Net income	—	—	—	—	28,903	—	28,903
Translation adjustment	—	—	—	—	—	4,445	4,445
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(453)	(453)
Tax effect of exercised non-qualified stock options	—	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	940	—	—	—	940
Exercise of stock options	126	13	2,118	—	—	—	2,131
Dividends paid ($.24 per share)	—	—	—	—	(2,854)	—	(2,854)
Balance at December 31, 2012	11,986	$1,203	$88,660	$(426)	$222,480	$(1,631)	$310,286
Net income	—	—	—	—	36,094	—	36,094
Translation adjustment	—	—	—	—	—	479	479
Net actuarial gain arising during period net of taxes	—	—	—	—	—	4,190	4,190
Stock-based compensation	—	—	1,501	—	—	—	1,501
Exercise of stock options	85	8	1,278	—	—	—	1,286
Dividends paid ($.28 per share)	—	—	—	—	(3,371)	—	(3,371)
Balance at December 31, 2013	12,071	$1,211	$91,439	$(426)	$255,203	$3,038	$350,465
Net income	—	—	—	—	41,151	—	41,151
Translation adjustment	—	—	—	—	—	(16,331)	(16,331)
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(3,066)	(3,066)
Tax effect of exercised non-qualified stock options	—	—	94	—	—	—	94
Stock-based compensation	—	—	1,986	—	—	—	1,986
Exercise of stock options	43	4	899	—	—	—	903
Repurchased shares	—	—	—	(34,204)	—	—	(34,204)
Retirement of shares	(850)	(85)	(569)	34,204	(33,550)	—	—
Dividends paid ($.28 per share)	—	—	—	—	(3,328)	—	(3,328)
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Operating Activities
Net income	$41,151	$36,094	$28,903
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	469	31	253
Depreciation	10,645	8,898	9,948
Amortization of intangibles	2,005	—	—
Amortization of debt issuance	183	126	126
Goodwill impairment charge	—	—	656
Stock-based compensation	1,986	1,501	940
Excess tax expense (benefit) from stock-based payment arrangements	(94)	—	102
Provision for deferred income tax (benefit) expense	(108)	(877)	(405)
(Gain) Loss on sale of property, plant and equipment	(911)	(237)	155
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,596)	(10,515)	4,770
Inventories	(10,993)	776	6,932
Rental equipment	(5,184)	—	—
Prepaid expenses and other	6,661	(925)	(2,376)
Trade accounts payable and accrued liabilities	1,202	4,420	960
Income taxes payable	(3,075)	(4,565)	2,338
Other assets and liabilities, net	(1,131)	(3,100)	(2,039)
Net cash provided by operating activities	30,210	31,627	51,263

Investing Activities
Acquisitions, net of cash acquired	(196,467)	(1,002)	—
Purchase of property, plant and equipment	(9,806)	(13,639)	(4,654)
Proceeds from sale of property, plant and equipment	1,442	475	564
Net cash used in investing activities	(204,831)	(14,166)	(4,090)

Financing Activities
Borrowings on bank revolving credit facility	273,000	—	(7,000)
Repayment on bank revolving credit facility	(83,000)	—	—
Principal payments on long-term debt and capital leases	(682)	(399)	(2,117)
Proceeds from issuance of long-term debt	767	—	—
Debt issuance cost	(818)	—	—
Dividends paid	(3,328)	(3,371)	(2,854)
Proceeds from exercise of stock options	903	1,286	2,131
Treasury stock	(34,204)	—	—
Excess tax expense (benefit) from stock-based payment arrangements	94	—	(102)
Net cash provided by (used in) financing activities	152,732	(2,484)	(9,942)

Effect of exchange rate changes on cash	(2,538)	692	772
Net change in cash and cash equivalents	(24,427)	15,669	38,003
Cash and cash equivalents at beginning of the year	63,960	48,291	10,288
Cash and cash equivalents at end of the year	$39,533	$63,960	$48,291

Cash paid during the year for:
Interest	$3,320	$1,118	$1,837
Income taxes	22,243	21,580	13,533
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

The Company manages its business through three principal reporting segments: North American Agricultural, North American Industrial and European, which are discussed in Notes 16.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to 2013 and 2012 to conform to the current presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the periods.  Freight allowance given to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase net sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of net sales and cost of sales for the years ended December 31, 2013 and 2012 resulted in an increase of approximately $5.3 million and $4.6 million, respectively, with no impact on reported net income. These freight allowances for 2014 were $5.5 million.

Use of Estimates

 The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues, and expenses reported in the financial statements and accompanying notes. Judgments related to asset impairment and certain reserves are particularly subject to change. Actual results could differ from those estimates.

Foreign Currency
The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss).
The Company enters into foreign currency forward contracts to hedge its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. Changes in the market value of the foreign currency instruments are recognized in the financial statements upon settlement of the hedged transaction. On December 31, 2014, the Company had a notional amount of $2,527,000 in outstanding forward exchange contracts related to sales. The unrealized loss of the December 31, 2014 contracts that the Company expects to incur during the first quarter of 2015 is approximately $27,000, net of taxes. Foreign currency transaction gains or losses are included in Other income (expense), net. For 2014, 2013 and 2012, such transactions netted gains of $503,000 and $921,000, and a loss of $476,000, respectively.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and December 31, 2013, there was no restricted cash.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. We perform our annual goodwill impairment test as of December 31 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2014, goodwill was $72,407,000, which represents 12% of total assets.

The Company recognized no goodwill impairment in 2014 or 2013. The Company recognized goodwill impairment at one of its French operations, Faucheux, of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that affected the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2014 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2014 would not result in an impairment of goodwill for any of the reporting units.

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

See Note 7 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

The Company has intangible assets with both definite and indefinite useful lives. The definite-lived assets are trade names and trademarks, customer and dealer relationships, and patents and drawings that are subject to amortization with useful lives ranging from 12 years to 25 years. The net book value of these assets at December 31, 2014 was $51,484,000 and zero at December 31, 2013.

The indefinite-lived assets not subject to amortization consist of trade names. The net book value of these trade names was $5,500,000 as of December 31, 2014 and December 31, 2013. This consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000. The Company will tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

Pensions

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which were frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 331 former employees and 125 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 238 former employees and 83 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement, and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Company recognizes the funded status of the defined benefit pension plans as a liability in its statement of financial position and recognizes any changes in that funded status in the year in which the changes occur through other comprehensive income (loss).

Related Party Transactions

There were no reportable relationships or related party transactions for the years ended December 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts are estimated using an average of historical discounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. From time to time, revenue is recognized under a bill and hold arrangement. Revenue recognized under bill and hold arrangements for 2014, 2013, and 2012 was immaterial.

Rental Equipment

The Company enters into lease agreements with customers related to the rental of certain equipment. All of these leasing agreements are classified as operating leases, and are for periods not to exceed two years. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $3,435,000 as of December 31, 2014. The rental income is recognized ratably over the term of the leases.

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

The book value of capitalized software net of amortization was approximately $1,370,000 and $944,000 on December 31, 2014 and December 31, 2013, respectively. Software amortization expense was $556,000, $488,000 and $676,000 in 2014, 2013 and 2012, respectively. Internal use software is amortized for financial reporting purposes using the straight-line method over the estimated life of three to seven years.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2014, 2013 and 2012 was approximately $7,368,000, $6,646,000 and $6,353,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $8,427,000, $7,164,000, and $5,686,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Legal Costs

The Company’s policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Federal Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, available tax carrybacks and tax planning strategies in making this assessment other than those which we have reserved. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions noted:

1.	The risk-free rate is based on the U.S. Treasury rate over the expected life of the option at the time of the grant.

2.	The dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of the grant.

3.	The expected volatility factors are based on the historical movement of the Company’s common stock price over the expected life of the option.

4.
The expected life is the average length of time in which officers, other employees, and non-employee directors are expected to exercise their options, and which are primarily based on historical experience.

The Company calculated the fair value for options with the following weighted-average assumptions for 2014, 2013, and 2012:

	December 31,
	2014	2013	2012

Risk-free interest rate	2.24%	1.38%	1.44%
Dividend yield	0.5%	0.8%	1.2%
Volatility factors	48.2%	47.9%	46.7%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2014 and 2013, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

2. ACQUISITIONS AND INVESTMENTS

Specialized

On May 13, 2014 the "Closing Date", the Company acquired all of the operating units of Specialized Industries LP, a portfolio company of ELB Capital Management, LLC.  The purchase included the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC as well as several related entities ("Specialized"), including all brand names and related product names and trademarks (the "Acquisition") pursuant to the terms of the Membership Interests and Partnership Interests Purchase Agreement dated February 24, 2014 (the “Agreement”). The purchase price consideration was $193 million, on a debt-free basis which included certain post-closing adjustments that were made within 90 days from the Acquisition date per the agreement.

In connection with the Acquisition on May 13, 2014, Alamo Group amended its revolving credit facility and increased its line of credit from $100 million to $250 million. Alamo Group financed the Acquisition through $190 million of new borrowings under the amended credit facility.

The Acquisition was accounted for in accordance with ASC Topic 805 Business Combinations (“ASC Topic 805”).  Accordingly, the total purchase price has been allocated to assets acquired and liabilities assumed in connection with the Acquisition, based on their fair values as of May 12, 2014.

The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition broadens our product offering and enhances our market position both in vacuum trucks and snow removal equipment.

The Company completed its evaluation of the purchase price allocation during the fourth quarter of 2014, which included the fair value of accounts receivable, inventory, rental equipment, property, plant and equipment, intangibles, accrued liabilities and deferred taxes. This required the Company to adjust the recorded goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Cash	$2,025
Accounts receivable	16,290
Inventory	47,500
Prepaid expenses	3,223
Deferred income tax assets	1,554
Rental equipment	28,446
Property, plant & equipment	13,214
Intangible assets	53,900
Other assets	675
Deferred income tax liabilities	(4,293)
Other liabilities assumed	(10,962)

Net assets assumed	151,572

Goodwill	41,327
Acquisition Price	$192,899

Intangible assets determined to be definite-lived assets and are broken down as follows:

(in thousands)	Estimated Useful Lives	Value at Acquisition
Definite:
Trade names and trademarks	25	$22,200
Customer and dealer relationships	14	29,700
Patents and drawings	12	2,000
Total		$53,900

The valuation did not identify indefinite-lived assets during the analysis.

Other liabilities consisted of Accounts payable of $4.1 million and the remaining amount consisted of various assumed accrued liabilities.

This allocation resulted in goodwill of $41.3 million, all of which has been assigned to the Company's Industrial reporting segment. $6.5 million of goodwill is tax deductible the remaining balance is not. The recognized goodwill is primarily attributable to expected synergies in both the vacuum truck and snow removal product lines.

Under ASC Topic 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $1.8 million of acquisition related costs, which have been recorded in Selling, general and administrative expenses on the consolidated statement of income. The Company will incur integration expenses during 2015 and 2016 relating to manufacturing process changes and computer conversion. They are expected to be immaterial.

In the period between the Acquisition Date and December 31, 2014, the Specialized business units generated approximately $107.4 million of net sales and $5.1 million of net income. The Company has included the operating results of Specialized in its consolidated financial statements since the Acquisition Date.

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired business units of Specialized as if the acquisition had occurred on January 1, 2013 for the years ended December 31, 2014 and December 31, 2013. This includes certain pro forma adjustments including: (i) recognition of the costs related to the step-up in fair value of the Specialized inventory, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired rental equipment and property, plant and equipment, and (iv) interest expense for historical long-term debt of Specialized that was repaid and interest expense on additional borrowings by the Company to fund the acquisition. The unaudited pro forma statement of income of the Company is as follows:

	(Unaudited) Year Ended December 31,
(In thousands, except per share amounts)	2014	2013
Net sales	$882,568	$828,809
Net income	$42,575	$37,306
Diluted earnings per share	$3.54	$3.05

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

Other Acquisitions

The Company also completed two smaller acquisitions during the second quarter of 2014. Kellands Agricultural Ltd. was acquired on April 2, 2014 and Fieldquip Australia PTY LTD was acquired on April 7, 2014. Both acquisitions were on a debt free basis and subject to certain post-closing adjustments with total consideration of $5,594,000.

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

(in thousands, except per share amounts)	2014	2013	2012

Net income	$41,151	$36,094	$28,903

Average common shares:
Basic (weighted-average outstanding shares)	11,875	12,050	11,899
Dilutive potential common shares from stock options	164	162	159
Diluted (weighted-average outstanding shares)	12,039	12,212	12,058

Basic earnings per share	$3.47	$3.00	$2.43

Diluted earnings per share	$3.42	$2.96	$2.40

Stock options totaling 37,261 shares in 2014, 3,831 shares in 2013, and 38,954 shares in 2012 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

4. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2014
Allowance for doubtful accounts	$2,738	$469	$(153)	$(201)	$2,853
Reserve for sales discounts	16,724	79,877	(98)	(80,504)	15,999
Reserve for inventory obsolescence	8,596	2,938	(297)	(3,636)	7,601
Reserve for warranty	4,994	7,467	843	(7,391)	5,913
2013
Allowance for doubtful accounts	$3,077	$31	$62	$(432)	$2,738
Reserve for sales discounts	15,005	76,184	—	(74,465)	16,724
Reserve for inventory obsolescence	9,099	2,586	(157)	(2,932)	8,596
Reserve for warranty	5,007	6,410	80	(6,503)	4,994
2012
Allowance for doubtful accounts	$3,215	$253	$113	$(504)	$3,077
Reserve for sales discounts	14,567	65,481	(16)	(65,027)	15,005
Reserve for inventory obsolescence	7,630	2,998	79	(1,608)	9,099
Reserve for warranty	5,083	6,646	82	(6,804)	5,007

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected.

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group in certain instances, to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $2,853,000 on December 31, 2014, and $2,738,000 on December 31, 2013. The increase was primarily from the acquisition of Specialized.

Sales Discounts

On December 31, 2014, the Company had $15,999,000 in reserves for sales discounts compared to $16,724,000 on December 31, 2013 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales volume of the Company’s agricultural products during the 2014 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 90% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,601,000 on December 31, 2014 and $8,596,000 on December 31, 2013 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company's Agricultural Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,913,000 on December 31, 2014 and $4,994,000 on December 31, 2013 and are included in Note 9. The increase was primarily from the acquisition of the Specialized in the amount of $1,006,000.

5. INVENTORIES

      Inventories valued at LIFO represented 37% and 55% of total inventory for the years ended December 31, 2014 and 2013, respectively. The excess of current costs over LIFO-valued inventories was $10,230,000 and $9,483,000 on December 31, 2014 and December 31, 2013, respectively. (The $747,000 increase in LIFO reserve during 2014 came from reductions in inventory levels within U.S. operations. The impact of the application of the LIFO method on the Statement of Income for the years ended December 31, 2014, was an increase to cost of sales of $747,000, and an increase in 2013 of $508,000 and an decrease in 2012 of $484,000.) Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2014	2013
Finished goods and parts	$112,197	$84,548
Work in process	18,635	9,906
Raw materials	35,256	14,650
	$166,088	$109,104

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2014	2013	Useful Lives
Land	$9,181	$8,708
Buildings and improvements	72,514	62,169	5-20 yrs.
Machinery and equipment	66,799	65,451	3-10 yrs.
Office furniture and equipment	6,254	6,705	3-7 yrs.
Computer software	11,283	10,557	3-7 yrs.
Transportation equipment	5,636	4,786	3 yrs.
	171,667	158,376
Accumulated depreciation	(100,497)	(96,472)
	$71,170	$61,904

Property, plant and equipment on December 31, 2014 and December 31, 2013 include capital leases in the amount of $412,000 and $7,246,000, respectively, which are included in the listings above. Accumulated depreciation relating to the capital leases on December 31, 2014 and 2013 was $308,000 and $4,749,000, respectively. Amortization related to the capital lease is included in depreciation expense. The decrease in capital leases in 2014 was due to the purchase of previously leased property.

7. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2012, 2013 and 2014 are as follows:

(in thousands)
Balance at December 31, 2011	$31,751
Translation adjustment	553
Goodwill impairment	(656)
Balance at December 31, 2012	$31,648
Translation adjustment	425
Goodwill impairment	$—
Balance at December 31, 2013	$32,073
Translation adjustment	(2,217)
Goodwill acquired	42,551
Balance at December 31, 2014	$72,407

8. DEFINITE AND INDEFINITE LIVED INTANGIBLE ASSETS

The Company has determined the value of the definite and indefinite-lived assets as of December 31, 2014 and December 31, 2013. The addition of the definite-lived assets related to the Specialized acquisition made during the second quarter of 2014. The following is a summary of both the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2014	December 31, 2013
Definite:
Trade names and trademarks	25 years	$22,104	—
Customer and dealer relationships	14 years	29,404	—
Patents and drawings	12 years	1,968	—
Total at cost		53,476	—
Less accumulated amortization		1,992	—
Total net		51,484	—
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$56,984	$5,500

The Company's net carrying value of intangible assets with definite useful lives consists of trade names and trademarks at $21,548,000, customer and dealer relationships at$28,068,000 and patents and drawings at $1,868,000 . As of December 31, 2014, the related accumulated amortization balance for the definite lived assets were $556,000 for trade names and trademarks, $1,336,000 for customer and dealer relationships, and $100,000 for Patents and drawings. The Company estimates amortization expense to be $3,176,000 for each of the next five years.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2014	2013
Salaries, wages and bonuses	$20,635	$15,509
Warranty	5,913	4,994
State taxes	3,997	5,217
Other	10,457	7,762
	$41,002	$33,482

10. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2014	2013
Bank revolving credit facility	$190,000	$—
Capital lease obligations	59	120
Other notes payable	516	308
Total debt	190,575	428
Less current maturities	551	420
Total long-term debt	$190,024	$8

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100,000,000 to $250,000,000 to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility total $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum earnings before interest and taxes (EBIT) to interest expense ratio, a minimum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2014, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of December 31, 2014, $190,000,000 was outstanding under the revolving credit facility with a weighted average interest rate of 2.5%. On December 31, 2014, $1,090,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors’ contracts resulting in $58,910,000 in available borrowings.

The aggregate maturities of long-term debt, as of December 31, 2014, are as follows: $516,000 in 2015; zero in 2016, 2017 and 2018; $190,000,000 in 2019 and zero thereafter.

The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying value of our debt approximates the fair value as of December 31, 2014 and 2013, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

11. FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. There is a three-tier fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In fair value, measurements are classified under the following hierarchy:

Level 1 – Quoted prices for identical assets or liabilities in active markets.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.  The Company does not currently have any assets or liabilities recorded at fair value on a recurring basis. Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting.  In completing the analysis of the fair values of certain of the acquired assets in the current year acquisitions, discounted cash flow models were used, which were principally based upon internal assumptions. In valuing certain of the acquired intangible assets we used an excess earnings methodology, which is a form of a discounted cash flow analysis. Tangible assets were valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the acquisition cost to all of the assets and liabilities of the acquired entity, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

12. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2014	2013	2012
Income before income taxes:
Domestic	$43,345	$35,146	$29,390
Foreign	17,260	16,242	14,056
	$60,605	$51,388	$43,446

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2014	2013	2012
Current:
Domestic	$13,495	$10,605	$9,273
Foreign	3,382	3,200	4,919
State	2,685	2,366	756
	19,562	16,171	14,948
Deferred:
Domestic	(600)	(1,074)	(192)
Foreign	540	249	(363)
State	(48)	(52)	150
	(108)	(877)	(405)
Total income taxes	$19,454	$15,294	$14,543

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income before income taxes consist of the following:

	December 31,
(in thousands)	2014	2013	2012
Domestic statutory rate at 35%	$21,212	$17,985	$15,206
Increase (reduction) from:
Jurisdictional rate differences	(2,119)	(1,959)	(1,477)
Goodwill impairment	—	—	157
Valuation allowance	353	(114)	825
Stock based compensation	199	136	214
U.S. state taxes	1,649	1,496	589
Domestic production deduction	(1,321)	(1,162)	(948)
R&E credit	(614)	(856)	(130)
Other, net	95	(232)	107
Provision for income taxes	$19,454	$15,294	$14,543
Effective tax rate	32%	30%	33%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2014	2013
Deferred income tax assets:
Inventory basis difference	$1,051	$1,576
Accounts receivable reserve	394	201
Stock based compensation	1,284	904
Pension liability	3,018	1,604
Employee benefit accrual	1,448	601
Product liability and warranty reserves	1,480	1,417
Expenses not currently deductible for tax purposes	410	1,064
Foreign net operating loss	1,379	2,954
State net operating loss	10	76
Other	—	34

Total deferred income tax assets	$10,474	$10,431
Less: Valuation allowance	(1,064)	(711)

Net deferred income tax assets	$9,410	$9,720

Deferred income tax liabilities:
Depreciation	(2,786)	(3,068)
Intangible assets	(2,144)	(1,277)
Deferred revenue	38	(66)
Expenses not currently deductible for tax purposes	(356)	(461)

Total deferred income tax liabilities	$(5,248)	$(4,872)

Net deferred income tax assets	$4,162	$4,848

As of December 31, 2014, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions' net operating loss (NOL) carryforwards are in the approximate amount of $4.6 million with an unlimited carryforward period. The Company also has U.S. state net operating loss carryforwards in the amount of $27,000 which will expire between 2015 to 2028.

The company recorded a valuation allowance as of December 31, 2014 and 2013 due to uncertainties related to the ability to utilize some of the deferred income tax assets, primarily consisting of certain U.S. state NOLs and income tax credits, and international NOLs, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2014 is primarily dependent upon the ability to generate future taxable income in certain U.S. states and international jurisdictions.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2014, the cumulative undistributed earnings of these subsidiaries approximated $151,868,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. Unrecognized tax benefits in the amount of
$388,000 and $146,000 for 2014 and 2013, respectively, are included in other noncurrent liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

	December 31,
	2014	2013
Balance as of beginning of year	$146,000	$257,000
Additions for tax positions related to the current year	63,000	56,000
Additions for tax positions related to prior years	262,000	27,000
Reduction due to lapse of statute of limitations	(83,000)	(194,000)
Balance as of end of year	$388,000	$146,000

The Company's policy is to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2014, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2010 through 2014. The Company's open tax years for its foreign income tax returns are for the tax years ended 2010 through 2014.

13. COMMON STOCK

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2014 or 2013 under this authorization. The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares, previously purchased.

On September 24, 2014, the Company was authorized by its Board of Directors to enter into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share . The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the transaction on September 25, 2014 and subsequently retired all 849,690 shares. In November 2014, the Company successfully completed a public offering of our shares on behalf of Capital Southwest Corporation.

On January 2, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.08 per share which was paid on January 30, 2015 to holders of record as of January 16, 2015.

14. STOCK OPTIONS

Incentive Options

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan . During the years ended December 31, 2014, 2013 and 2012, options to purchase 48,250 shares, 49,000 shares and 61,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2014		2013		2012
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	292,350	$26.68	330,730	$21.82	377,480	$19.27
Granted	48,250	52.67	49,000	42.70	61,000	32.76
Exercised	(27,700)	24.33	(81,880)	16.77	(99,650)	19.26
Canceled	(11,100)	35.42	(5,500)	24.24	(8,100)	17.20
Options outstanding at end of year	301,800	30.73	292,350	26.68	330,730	21.82
Options exercisable at end of year	172,450	$22.30	154,950	$21.57	192,830	$19.48
Options available for grant at end of year	28,950		66,100		109,600
*Weighted Averages

 Options outstanding and exercisable at December 31, 2014 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $19.79	56,550	3.93	$12.33	56,550	$12.33
$22.39 - $42.70	197,500	5.74	$30.70	115,900	$27.16
$49.44 - $53.51	47,750	9.42	$52.66	—	$—
Total	301,800			172,450
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2014, 2013, and 2012 were $27.23, $20.56 and $14.76, respectively. As of December 31, 2014, there was $1,673,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Non-Qualified Options

On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options. The Company reserved 400,000 shares of common stock for options to be issued under this plan. Options become vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. No further option grants can be made under this plan.

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2014		2013		2012
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	114,700	$24.87	89,700	$19.91	112,800	$18.62
Granted	29,000	53.51	25,000	42.70	—	—
Exercised	(11,600)	23.29	—	—	(23,100)	13.62
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	132,100	31.30	114,700	24.87	89,700	19.91
Options exercisable at end of year	71,100	$19.85	57,900	$19.89	38,100	$21.91
Options available for grant at end of year	258,526		293,526		322,750
*Weighted Averages

Options outstanding and exercisable as of December 31, 2014 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45	35,600	4.36	$11.45	35,600	$11.45
$22.39 - $42.70	67,500	6.33	32.23	35,500	28.28
$53.51	29,000	9.37	$53.51	—	$—
Total	132,100			71,100
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2014 and 2013 were $27.72 and $20.56, respectively. There were no options granted in 2012. As of December 31, 2014, there was $115,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2014, 2013 and 2012, 11,600, 0, and 23,100 non-qualified options were exercised, respectively, $270,000, $0, and $315,000 of cash receipts were received, respectively, and tax deductions of $262,000, $0, and $284,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	2014		2013		2012
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	10,724	$32.49	11,375	$24.24	19,750	$22.96
Granted	6,000	53.51	4,224	42.70	—	—
Exercised	(4,681)	29.56	(4,875)	22.07	(6,125)	21.13
Cancelled	—	—	—	—	(2,250)	21.45
Options outstanding at end of year	12,043	44.10	10,724	32.49	11,375	24.24
*Weighted Averages

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2014, 2013, and 2012 were 2.39, 2.09 and 2.65, respectively. As of December 31, 2014, there was $121,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

15. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 331 former employees and 125 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 238 former employees and 83 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

 The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,477	$18,335	$27,812
Service cost	8	4	12
Interest cost	422	852	1,274
Liability actuarial loss (gain)	1,189	3,163	4,352
Benefits paid	(640)	(759)	(1,399)
Benefit obligation at end of year	10,456	21,595	32,051
Change in fair value of plan assets
Fair value of plan assets at beginning of year	8,873	16,401	25,274
Return on plan assets	442	820	1,262
Employer contributions	548	652	1,200
Benefits paid	(640)	(759)	(1,399)
Fair value of plan assets at end of year	9,223	17,114	26,337
Underfunded status – December 31, 2014	$(1,233)	$(4,481)	$(5,714)

	Year Ended December 31, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,786	$20,923	$31,709
Service cost	11	5	16
Interest cost	371	760	1,131
Liability actuarial (gain) loss	(1,060)	(2,620)	(3,680)
Benefits paid	(631)	(733)	(1,364)
Benefit obligation at end of year	9,477	18,335	27,812
Change in fair value of plan assets
Fair value of plan assets at beginning of year	7,690	14,148	21,838
Return on plan assets	1,136	2,090	3,226
Employer contributions	678	896	1,574
Benefits paid	(631)	(733)	(1,364)
Fair value of plan assets at end of year	8,873	16,401	25,274
Underfunded status – December 31, 2013	$(604)	$(1,934)	$(2,538)

The Company recognizes the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit postretirement plans as an asset or liability in its consolidated balance sheet and recognizes changes in the funded status in the year in which the changes occur. The Company measures the funded status of a plan as of the date of the year-end consolidated balance sheet.

The underfunded status of the plans of $5,714,000 and $2,538,000 as of December 31, 2014 and 2013, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2014	2013	2014	2013
Discount rate	4.00%	4.60%	4.10%	4.75%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2014	2013	2014	2013
Discount rate	4.60%	3.55%	4.75%	3.70%
Long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

The Company employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	422	852	1,274
Expected return on plan assets	(637)	(1,180)	(1,817)
Amortization of net loss (gain)	72	60	132
Net periodic benefit cost	$(135)	$(264)	$(399)

	Year Ended December 31, 2013
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$11	$5	$16
Interest cost	371	760	1,131
Expected return on plan assets	(549)	(1,018)	(1,567)
Amortization of net loss (gain)	285	418	703
Net periodic benefit cost	$118	$165	$283

 The Company estimates that $649,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs during 2015.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. Our current asset allocations are consistent with our targeted allocations.

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2014	2013	2014	2013
Equity securities	53%	55%	55%	55%
Debt securities	38%	38%	38%	38%
Short-term investments	5%	2%	3%	2%
Other	4%	5%	4%	5%
Total	100%	100%	100%	100%

As of December 31, 2014, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2014: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input was observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31:

(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,642	$1,642	$—	$—
Large Cap	5,162	5,162
International	2,985	2,985

Common/Collective:
Liability Driven Solution	3,702		3,702
Wells Fargo International Equity Index Fund	1,098		1,098
Wells Fargo Core Bond	1,810		1,810
Wells Fargo/Causeway	1,118		1,118
Wells Fargo Large Cap Growth Index Fund	1,473		1,473
Wells Fargo Large Cap Value Index Fund	1,476		1,476
Wells Fargo Multi-Manager Small Cap	1,783		1,783
Wells Fargo Russell 2000 Index Fund	860		860
Wells Fargo S&P Mid Cap Index Fund	990		990
T. Rowe Price Equity Income	1,310		1,310

Cash & Short-term Investments	928	928
Total	$26,337	$10,717	$15,620	$—

(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,577	$1,577	$—	$—
Large Cap	6,826	6,826
International	2,531	2,531

Common/Collective:
Wells Fargo Liability Driven Solution Fund	3,521		3,521
Wells Fargo International Equity Index Fund	1,286		1,286
Wells Fargo Thornburg International	1,273		1,273
Wells Fargo Large Cap Growth Index Fund	1,423		1,423
Wells Fargo Large Cap Value Index Fund	1,427		1,427
Wells Fargo Multi-Manager Small Cap	1,683		1,683
Wells Fargo Russell 2000 Index Fund	841		841
Wells Fargo S&P Mid Cap Index Fund	950		950
T Rowe Price Equity Income	1,424		1,424

Cash & Short-term Investments	512	512
Total	$25,274	$11,446	$13,828	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2014 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

The common collective funds noted in the above table have estimated fair value using the net asset value per share of investments. Investments can be redeemed immediately at the current net asset value per share based on the fair value of the underlying assets. Redemption frequency is daily. The categories contain investments in equity securities of smaller growing companies, medium-sized U.S. companies, large value-oriented and growth-oriented companies, and foreign companies traded on international markets.

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2014. The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2015	$639	$887	$1,526
2016	641	933	1,574
2017	648	1,026	1,674
2018	656	1,120	1,776
2019	665	1,153	1,818
Years 2020 through 2024	$3,269	$6,368	$9,637

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

In connection with the initiation of the SERP, the Company had an unfunded long-term liability of $1,964,301, a deferred tax asset of $746,000, and $1,218,301 in accumulated other comprehensive income.  The $1,964,301 includes prior service cost which will be amortized over the average remaining service periods of the employees.  The prior service cost is included as a component of net periodic pension cost.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2014 and 2013, is shown below, in thousands:

	Year Ended December 31,
(in thousands)	2014	2013
Benefit obligation at January 1,	$3,021	$3,057
Service cost	152	114
Interest cost	138	102
Liability actuarial loss (gain)	421	(252)
Plan amendments	—	—
Benefit obligation at December 31,	$3,732	$3,021

The components of net periodic pension expense were as follows, in thousands:

	Year Ended December 31,
(in thousands)	2014	2013
Service cost	$152	$114
Interest cost	138	102
Amortization of prior service cost	270	327
Net periodic benefit cost	$560	$543

The Company estimates that $342,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2015.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2014	2013
Discount rate	3.70%	4.60%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2014	2013
Discount rate	4.60%	3.37%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2015	$62
2016	110
2017	149
2018	251
2019	252
Years 2020 through 2024	$1,411

Defined Contribution Plans

The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $378,000 and $422,000 to the IAM Plan for the plan years ended December 31, 2014 and 2013, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2014, 2013 and 2012 were $1,466,000, $1,331,000, and $1,678,000, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $806,000, $697,000, and $696,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

16. SEGMENT REPORTING

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues and income from operations by reporting segment for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013 (1)	2012 (1)
Net Revenue
North American Industrial	$436,018	$297,857	$264,504
North American Agricultural	214,326	219,354	203,945
European	188,711	164,879	164,582
Consolidated	$839,055	$682,090	$633,031
Income from Operations
North American Industrial	$39,377	$25,743	$19,313
North American Agricultural	11,714	17,880	18,319
European	11,573	7,114	7,717
Consolidated	$62,664	$50,737	$45,349
(1) As adjusted for the immaterial correction. See Note 1.

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Goodwill
Industrial	$54,036	$13,176
Agricultural	695	—
European	17,676	18,897
Consolidated	$72,407	$32,073

Total Identifiable Assets
Industrial	$363,812	$161,080
Agricultural	113,286	123,352
European	152,504	154,044
Consolidated	$629,602	$438,476

17. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2014	2013	2012
Net sales	$260,874	$236,839	$227,568
Income from operations	15,840	14,822	14,470
Income before income taxes	17,315	16,241	13,731
Identifiable assets	$219,036	$205,317	$179,263

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2014	2013	2012
Geographic net sales:
United States	$571,817	$449,119	$405,761
United Kingdom	58,976	36,892	40,735
France	93,699	97,959	92,964
Canada	54,087	45,212	36,366
Australia	13,702	11,519	10,232
Other	46,774	41,389	46,973
Total net sales	$839,055	$682,090	$633,031
Geographic location of long-lived assets:
United States	$168,404	$42,053	$46,749
United Kingdom	20,840	19,718	13,809
France	21,728	25,751	25,166
Canada	23,354	12,562	11,719
Australia	1,358	768	190
Total long-lived assets	$235,684	$100,852	$97,633

Net sales are attributed to countries based on the location of customers.

18. COMMITMENTS AND CONTINGENCIES
Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2014, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2015	$3,471	$37
2016	2,680	19
2017	1,925	6
2018	1,061	—
2019	544	—
Thereafter	513	—
Total minimum lease payments	$10,194	$62
Less amount representing interest		3
Present value of net minimum lease payments		$59
Less current portion		35
Long-term portion		$24

Rental expense for operating leases was $3,666,000 for 2014, $2,293,000 for 2013, and $2,088,000 for 2012.

Purchase obligations of $98,238,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

In December of 2012, a federal district court jury in Louisiana found that Gradall was unjustly enriched in the amount of $1,000,000 plus interest when it sold several telescopic fire apparatuses after properly terminating what the jury determined to be an enforceable contract with the plaintiff, a fire truck manufacturer. Gradall appealed the decision and reserved the full amount. In September of 2014, the case was overturned by the Fifth Circuit Court of Appeals which found in Gradall's favor. The plaintiff's final option was to appeal to the U.S. Supreme Court which it did not, affirming the Court of Appeals decision in favor of Gradall. During the fourth quarter of 2014, the Company returned $1,250,000 it had previously reserved to the income statement.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2014 and 2013 are presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$172,610	$207,751	$234,783	$223,911	$159,786	$179,380	$176,182	$166,742
Gross profit	38,130	47,286	55,440	48,372	34,912	44,091	43,156	36,351
Net income	7,238	9,195	13,367	11,351	6,950	11,787	11,333	6,024
Earnings per share
Diluted	$0.59	$0.75	$1.10	$1.00	$0.57	$0.97	$0.93	$0.49
Average shares
Diluted	12,270	12,276	12,205	11,403	12,158	12,200	12,229	12,262
Dividends per share	$0.07	0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07
Market price of common stock
High	$60.65	$57.86	$55.84	$52.13	$40.64	$44.13	$49.45	$61.27
Low	$46.87	$49.50	$40.75	$37.93	$33.12	$37.39	$40.48	$45.51

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

The fourth quarter 2014 results include the reversal of a $1.25 million liability the Company had previously reserved relating to a lawsuit which was appealed and overturned in the Company's favor and $.7 million in pretax costs related to the repurchase agreement with Capital Southwest and the subsequent secondary offering of the remaining Capital Southwest shares.

The fourth quarter 2013 results include $1.8 million in pretax legal expenses related to the patent infringement lawsuit filed against the Company.