Form 10-Q
period 2015-03-31
ALAMO GROUP INC
filed 2015-05-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

AT APRIL 30, 2015, 11,385,313 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2015 and December 31, 2014

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2015 and March 31, 2014

	Interim Condensed Consolidated Statements of Comprehensive (Loss) Income	5
	Three Months Ended March 31, 2015 and March 31, 2014

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Three Months Ended March 31, 2015

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2015 and March 31, 2014

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	28

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,661	$39,533
Accounts receivable, net	193,176	175,008
Inventories	170,294	166,088
Deferred income taxes	5,735	4,712
Prepaid expenses	5,765	4,415
Income tax receivable	449	3,546
Total current assets	412,080	393,302

Rental equipment, net	36,779	33,631

Property, plant and equipment	168,297	171,667
Less: Accumulated depreciation	(100,565)	(100,497)
	67,732	71,170

Goodwill	72,831	72,407
Intangible assets, net	55,709	56,984
Deferred income taxes	717	642
Other assets	1,648	1,466

Total assets	$647,496	$629,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$57,475	$47,741
Income taxes payable	420	52
Accrued liabilities	37,947	41,002
Current maturities of long-term debt and capital lease obligations	511	551
Deferred income tax	—	21
Total current liabilities	96,353	89,367

Long-term debt and capital lease obligations, net of current maturities	208,013	190,024
Deferred pension liability	5,239	5,714
Other long-term liabilities	5,645	5,656
Deferred income taxes	1,116	1,171

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,321,150 and 11,306,650 outstanding at March 31, 2015 and December 31, 2014, respectively	1,132	1,130
Additional paid-in-capital	94,298	93,849
Treasury stock, at cost; 42,600 shares at March 31, 2015 and December 31, 2014	(426)	(426)
Retained earnings	265,932	259,476
Accumulated other comprehensive loss, net	(29,806)	(16,359)
Total stockholders’ equity	331,130	337,670

Total liabilities and stockholders’ equity	$647,496	$629,602
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net sales:
North American
Industrial	$116,912	$77,711
Agricultural	48,457	50,808
European	42,429	44,091
Total net sales	207,798	172,610
Cost of sales	162,261	134,480
Gross profit	45,537	38,130

Selling, general and administrative expenses	33,409	27,499
Income from operations	12,128	10,631

Interest expense	(1,623)	(239)
Interest income	52	61
Other income, net	860	474
Income before income taxes	11,417	10,927
Provision for income taxes	4,058	3,689
Net Income	$7,359	$7,238

Net income per common share:
Basic	$0.65	$0.60
Diluted	$0.64	$0.59
Average common shares:
Basic	11,280	12,084
Diluted	11,436	12,270

Dividends declared	$0.08	$0.07

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net Income	$7,359	$7,238
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13,652)	(926)
Post Retirement adjustments:
Net gains arising during the period	205	84
Other comprehensive loss	(13,447)	(842)
Comprehensive (Loss) Income	$(6,088)	$6,396

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	7,359	—	7,359
Translation adjustment	—	—	—	—	—	(13,652)	(13,652)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	205	205
Stock-based compensation	—	—	176	—	—	—	176
Exercise of stock options	15	2	273	—	—	—	275
Dividends paid ($.08 per share)	—	—	—	—	(903)	—	(903)
Balance at March 31, 2015	11,279	$1,132	$94,298	$(426)	$265,932	$(29,806)	$331,130

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating Activities
Net income	$7,359	$7,238
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	126	(27)
Depreciation	2,815	2,314
Amortization of intangibles	781	—
Amortization of debt issuance costs	53	32
Stock-based compensation expense	176	301
Excess tax benefits from stock-based payment arrangements	(10)	(74)
Provision for deferred income tax (benefit) expense	(1,166)	(131)
Gain on sale of property, plant and equipment	(14)	(22)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(22,550)	(32,185)
Inventories	(8,531)	(14,853)
Rental equipment	(3,148)	—
Prepaid expenses and other assets	(1,895)	(2,312)
Trade accounts payable and accrued liabilities	9,911	19,767
Income taxes payable	3,414	832
Other long-term liabilities	(229)	(268)
Net cash used in operating activities	(12,908)	(19,388)

Investing Activities
Acquisitions, net of cash acquired	(3,465)	—
Purchase of property, plant and equipment	(1,886)	(2,218)
Proceeds from sale of property, plant and equipment	21	48
Net cash used in investing activities	(5,330)	(2,170)

Financing Activities
Borrowings on bank revolving credit facility	33,000	—
Repayments on bank revolving credit facility	(15,000)	—
Principal payments on long-term debt and capital leases	274	(76)
Proceeds from issuance of debt	—	762
Dividends paid	(903)	(846)
Proceeds from sale of common stock	275	250
Excess tax benefits from stock-based payment arrangements	10	74
Net cash provided by financing activities	17,656	164

Effect of exchange rate changes on cash and cash equivalents	(2,290)	(313)
Net change in cash and cash equivalents	(2,872)	(21,707)
Cash and cash equivalents at beginning of the period	39,533	63,960
Cash and cash equivalents at end of the period	$36,661	$42,253

Cash paid during the period for:
Interest	$1,554	$256
Income taxes	2,897	3,541

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2015

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Certain reclassifications have been made to previously reported financial statements to conform to the current presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the periods.  Freight allowance given to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase net sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of net sales and cost of sales for the three months ended March 31, 2014 resulted in an increase of approximately $1,359,000 with no impact on reported net income.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering each calendar year, though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain. We have previously filed all required reporting for calendar 2013, and are currently in the process of updating our supplier inquiries in order to meet the 2014 reporting requirement, which is due by May 31, 2015.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations by focusing on whether a disposal represents a strategic shift that has or will have a major effect on an company’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The guidance was effective on January 1, 2015 and has been adopted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the effects, if any, that adoption of this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)," effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. We are evaluating the effects, if any, that the adoption of ASU 2014-12 will have on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We believe the adoption of ASU 2015-02 will not have a material effect on our consolidated financial statements.

In April 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. These provisions are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-03 will not materially affect our financial position or results of our operations; however our debt issuance costs will be reported in the balance sheet as a direct deduction of longterm debt and capital lease obligations, net of current maturities.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2014 10-K.

3. Acquisitions and Investments

Specialized

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP, a portfolio company of ELB Capital Management, LLC.  The purchase included the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC as well as several related entities ("Specialized"), including all brand names and related product names and trademarks (the "Acquisition") pursuant to the terms of the Membership Interests and Partnership Interests Purchase Agreement dated February 24, 2014 (the “Agreement”). The purchase price consideration was approximately $193 million, on a debt-free basis which included certain post-closing adjustments that were made within 90 days from the Acquisition date per the agreement.

In connection with the Acquisition on May 13, 2014, Alamo Group amended its revolving credit facility as disclosed in note 10.

Additional details of the acquisition, including allocation the purchase price to the net assets acquired, are included in note 2 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. During the first quarter of 2015, no adjustments were made to the allocation of the purchase price.  The Company continues to review its deferred tax attributes acquired in connection with the filing of the associated tax returns.

During the first quarter of 2015, the Specialized business units generated approximately $44.3 million of net sales and $2.3 million of net income which are included in the Company's consolidated financial statements.

Other Acquisitions

The Company also completed two smaller acquisitions during the second quarter of 2014. Kellands Agricultural Ltd. was acquired on April 2, 2014 and Fieldquip Australia PTY LTD was acquired on April 7, 2014. Both acquisitions were on a debt free basis and subject to certain post-closing adjustments with total consideration of $5,594,000 . Additional details of these acquisitions are included in note 2 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Herder Implementos e Maquinas Agricolas Ltda. ("Herder") was acquired on March 9, 2015 on a debt free basis and subject to certain post-closing adjustments with total consideration of approximately $4.0 million subject to adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market. The revenue and earnings of Herder from the date of acquisition to March 31, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the years ended December 31, 2014 and 2015.

4.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $2,986,000 and $2,853,000 at March 31, 2015 and December 31, 2014, respectively.

5.  Inventories

Inventories valued at LIFO cost represented 41% and 37% of total inventory at March 31, 2015 and December 31, 2014, respectively.  The excess of current cost over LIFO valued inventories was $10,230,000 at March 31, 2015 and December 31, 2014.  Inventory obsolescence reserves were $7,700,000 at March 31, 2015 and $7,601,000 at December 31, 2014.  The increase in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.  Net inventories consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Finished goods	$114,748	$112,197
Work in process	19,932	18,635
Raw materials	35,614	35,256
	$170,294	$166,088

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $4,908,000 and $3,436,000 at March 31, 2015 and December 31, 2014, respectively.

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
Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

Additional details on fair value measurements are included in note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2015 and December 31, 2014 , as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2015:

(in thousands)
Balance at December 31, 2014	$72,407
Goodwill acquired	2,500
Translation adjustments	(2,076)
Balance at March 31, 2015	$72,831

9. Definite and Indefinite Lived Intangible Assets

The following is a summary of the Company's definite and indefinite lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2015	December 31, 2014
Definite:
Trade names and trademarks	25 years	$21,986	22,104
Customer and dealer relationships	14 years	29,044	29,404
Patents and drawings	12 years	1,929	1,968
Total at cost		52,959	53,476
Less accumulated amortization		2,750	1,992
Total net		50,209	51,484
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$55,709	$56,984

For the three months ending March 31, 2015, the Company recognized $781,000 in amortization expense.

10. Debt

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of March 31, 2015, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of March 31, 2015, $208,000,000 was outstanding under the revolving credit facility. On March 31, 2015, $1,411,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $40,589,000 in available borrowings.

(in thousands)	March 31, 2015	December 31, 2014
Current Maturities:
Capital lease obligations	$34	$35
Other notes payable	477	516
	511	551
Long-term debt:
Bank revolving credit facility	208,000	190,000
Capital lease obligations	13	24
Other notes payable	—	—
	208,013	190,024
Total debt	$208,524	$190,575

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2015	2014

Dividends declared	$0.08	$0.07
Dividends paid	$0.08	$0.07

On April 2, 2015, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.08 per share, payable April 30, 2015, to shareholders of record at the close of business on April 16, 2015.

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

The Company’s stock-based compensation expense was $176,000 and $301,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease of stock-based compensation expense in 2015 as compared to 2014 is primarily related to the accelerated vesting of awards to retirement eligible recipients that occurred in 2014.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ended March 31, 2015
Shares
Outstanding at beginning of year	301,800
Granted	—
Exercised	(12,900)
Canceled	(1,500)
Outstanding at March 31, 2015	287,400
Exercisable at March 31, 2015	159,550
Available for grant at March 31, 2015	30,450

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ended March 31, 2015
Shares
Outstanding at beginning of year	132,100
Granted	—
Exercised	(1,600)
Canceled	—
Outstanding at March 31, 2015	130,500
Exercisable at March 31, 2015	69,500
Available for grant at March 31, 2015	258,526

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For three months ended March 31, 2015
Shares
Outstanding at beginning of year	12,043
Granted	—
Vested	—
Forfeited or Canceled	—
Outstanding at March 31, 2015	12,043

13.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2015	2014
Net Income	$7,359	$7,238
Average Common Shares:
Basic (weighted-average outstanding shares)	11,280	12,084
Dilutive potential common shares from stock options	156	186
Diluted (weighted-average outstanding shares)	11,436	12,270

Basic earnings per share	$0.65	$0.60
Diluted earnings per share	$0.64	$0.59

Stock options totaling 66,650 and zero shares for the three months ended March 31, 2015 and 2014, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

The main difference between diluted common shares at March 31, 2015 as compared to March 31, 2014 are the shares the Company retired in September 2014 relating to the stock repurchase with Capital Southwest Corporation.

14.  Segment Reporting

At March 31, 2015 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net Sales
Industrial	$116,912	$77,711
Agricultural	48,457	50,808
European	42,429	44,091
Consolidated	$207,798	$172,610

Income from Operations
Industrial	$9,337	$6,300
Agricultural	792	2,415
European	1,999	1,916
Consolidated	$12,128	$10,631

(in thousands)	March 31, 2015	December 31, 2014
Goodwill
Industrial	$53,565	$54,036
Agricultural	3,146	695
European	16,120	17,676
Consolidated	$72,831	$72,407

Total Identifiable Assets
Industrial	$363,103	$363,812
Agricultural	138,495	113,286
European	145,898	152,504
Consolidated	$647,496	$629,602

The 2014 and 2015 acquisitions are reflected in the above segment reporting. Business units of Specialized are in the Industrial segment, Fieldquip and Herder are in the Agricultural segment and Kellands is in the European segment.

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

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities. This process is technically complete and awaiting acceptance from applicable authorities, including the issuance of a Letter of Concurrence releasing the site from further assessment or corrective action.

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and requested a new trial. The Company is waiting for the appellate court to set the matter for a hearing.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 333 former employees and 122 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Three Months Ended March 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	101	217	318
Expected return on plan assets	(165)	(307)	(472)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	62	100	162
Net periodic benefit cost	$—	$11	$11

	Three Months Ended March 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	105	213	318
Expected return on plan assets	(159)	(295)	(454)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	18	15	33
Net periodic benefit cost	$(34)	$(66)	$(100)

The Company amortizes pension expense evenly over four quarters. Pension expense was $11,000 for the three months ended March 31, 2015 and net pension income for the three months ended March 31, 2014 was $100,000. The Company is not required to contribute to the pension plans for the 2015 plan year but may do so.

Supplemental Retirement Plan

The Board of Directors of the Company adopted the Alamo Group Inc. Supplemental Executive Retirement Plan (the “SERP”), effective as of January 3, 2011.  The SERP will benefit certain key management or other highly compensated employees of the Company and/or certain subsidiaries who are selected by the Compensation Committee and approved by the Board of Directors to participate.

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

The net period expense for the three months ended March 31, 2015 and 2014 was $150,000 and $140,000, respectively.

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

19. Subsequent Events

On April 2, 2015, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.08 per share, payable April 30, 2015, to shareholders of record at the close of business on April 16, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2015	2014
North American
Industrial	56.3%	45.0%
Agricultural	23.3%	29.4%
European	20.4%	25.6%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2015	2014

Gross margin	21.9%	22.1%
Income from operations	5.8%	6.2%
Income before income taxes	5.5%	6.3%
Net income	3.5%	4.2%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the three months of 2015, the Company's net income was up approximately 2% when compared to the same period in 2014. This was primarily related to the acquisition of the Specialized business units and to a lesser extent the acquisitions of Kellands and Fieldquip. Similar to the first quarter of 2014, severe winter weather conditions affected both our internal operations and markets along with soft market conditions in the Agricultural Division. Also negatively affecting both our sales and profits was the effect of the strong U.S. dollar on translation of our non-U.S. results. Alamo's Industrial Division saw a 6% decrease in sales versus 2014 excluding the acquisition of the Specialized business units. Agricultural sales excluding the acquisition of Fieldquip were down compared to the first quarter of 2014 by 6%. European sales for the first three months of 2015 (excluding the acquisition of Kellands) were down in U.S. dollars compared to the same period in 2014 but up in local currency. Consolidated operating income was down in the first three months of 2015 excluding the impact of the acquisitions due to the factors above. The Company's backlog improved 37% to $159 million during the first three months of 2015 versus $116 million during the same period in 2014, which should benefit sales through the rest of the year. Excluding the acquisitions of Specialized, Kellands and Fieldquip, backlog increased by 4%. The increase in the backlog came from the Company's European and Industrial Divisions. Weak demand for agricultural equipment negatively affected our backlog.

The Company believes that its markets for the remainder of 2015 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, changes in currency exchange rates, increased levels of government regulations; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, weather conditions such as droughts, floods, snowstorms, etc.; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Net sales for the first quarter of 2015 were $207,798,000, an increase of $35,188,000, or 20.4% compared to $172,610,000 for the first quarter of 2014.  The increase was from the acquisitions of the Specialized business units in the amount of $47,505,000, Kellands in the amount of $2,454,000, and Fieldquip in the amount of $799,000. In the Industrial Division, sweepers, excavators, vacuum trucks, and snow removal products all showed slight improvement compared to the first quarter of 2014, however sales of mowing equipment were down due to adverse weather conditions. Sales in the Agricultural Division were down during the quarter due to declining crop prices and overall softness in the agricultural market. Excluding the acquisition of Kellands, European sales were down 9.3% in U.S. dollars as sales of UK and European products were negatively affected by exchange rates.

Net North American Industrial sales increased during the first quarter by $39,201,000 or 50.4% to $116,912,000 for 2015 compared to $77,711,000 during the same period in 2014.  The increase came from the acquisition of the Specialized business units in the amount of $47,505,000 as well as a slight improvement in sales of sweepers, excavators, vacuum trucks and snow removal equipment offset by declines in mowing equipment.

Net North American Agricultural sales were $48,457,000 in 2015 compared to $50,808,000 for the same period in 2014, a decrease of $2,351,000 or 4.6%.  Lower commodity prices affected farm income which limited farmers' ability purchase of new equipment. Also negatively affecting this Division were prolonged winter weather conditions during the quarter.

Net European Sales for the first quarter of 2015 were $42,429,000, a decrease of $1,662,000 or 3.8% compared to $44,091,000 during the first quarter of 2014.  Excluding the acquisition of Kellands in the amount of $2,454,000, sales were off as the effect of the stronger U.S. dollar had a negative impact during the quarter. Sales in local currency were up compared to the same time last year. Sales in France were soft compared to the first quarter of 2014 as the French market remains weak.

Gross profit for the first quarter of 2015 was $45,537,000 (21.9% of net sales) compared to $38,130,000 (22.1% of net sales) during the same period in 2014, an increase of $7,407,000.  The increase in margin dollars were due to the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $10,808,000. Negatively affecting both the gross margin and margin percent during the first quarter of 2015 were $1,756,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $33,409,000 (16.1% of net sales) during the first quarter of 2015 compared to $27,499,000 (15.9% of net sales) during the same period of 2014, an increase of $5,910,000.  The increase in SG&A expenses in 2014 was from the acquisitions of the Specialized business units in the amount of $6,276,000 and Kellands and Fieldquip in the amount of $405,000. Included in the SG&A expenses for the Specialized business units were $781,000 in amortization expenses related to the valuation of intangible assets from the completion of the purchase price allocation evaluation during the fourth quarter of 2014.

Interest expense was $1,623,000 for the first quarter of 2015 compared to $239,000 during the same period in 2014, an increase of $1,384,000.  The increase in 2015 came from increased borrowings due to the acquisition of the Specialized business units and and the repurchase of the shares of common stock from Capital Southwest.

Other income (expense), net was $860,000 of income for the first quarter of 2015 compared to $474,000 of income during the same period in 2014.  The income in 2015 and 2014 were the result of changes in exchange rates.

Provision for income taxes was $4,058,000 (35.5%) in the first quarter of 2015 compared to $3,689,000 (33.8%) during the same period in 2014. The increased tax rate in 2015 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company’s net income after tax was $7,359,000 or $0.64 per share on a diluted basis for the first quarter of 2015 compared to $7,238,000 or $0.59 per share on a diluted basis for the first quarter of 2014.  The increase of $121,000 resulted from the factors described above.

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

As of March 31, 2015, the Company had working capital of $315,727,000 which represents an increase of $11,792,000 from working capital of $303,935,000 of December 31, 2014. The increase in working capital was primarily from seasonally higher levels of accounts receivable from increased sales.

Herder Implementos e Maquinas Agricolas Ltda. ("Herder") was acquired on March 9, 2015 on a debt free basis and subject to certain post-closing adjustments with total consideration of approximately $4.0 million subject to adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market. The revenue and earnings of Herder from the date of acquisition to March 31, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the years ended December 31, 2014 and 2015.

Capital expenditures were $1,886,000 for the first three months of 2015, compared to $2,218,000 during the first three months of 2014.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2014 or through the first quarter of 2015 pursuant to this authorization.  The authorization to repurchase up to 1,000,000 shares remains available less 42,600 shares previously repurchased.

Net cash provided by financing activities was $17,656,000 and $164,000 during the three month period ending March 31, 2015 and March 31, 2014, respectively. The Company had $208,000,000 borrowed from its revolving credit facility at March 31, 2015 compared to no borrowings at March 31, 2014. This change was due to the acquisition of the Specialized business units and the repurchase of the shares of common stock from Capital Southwest.

The Company had $34,652,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2015. The majority of these funds are at our UK and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. The termination date of the revolving credit facility is May 12, 2019. As of March 31, 2015, $208,000,000 was outstanding under the revolving credit facility. On March 31, 2015, $1,411,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $40,589,000 in available borrowings. As of March 31, 2015, the Company was in compliance with the covenants under the revolving credit facility.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements in the Company's 2014 10-K and Note 2 of these interim condensed consolidated financial statements.

Business Combinations

In the last ten years, we have acquired 14 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of intangible assets. With the 2014 acquisition of Specialized we acquired a significant amount of intangible assets. We identified the following intangible assets in the acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. In valuing certain acquired intangible assets, we used an excess earnings and relief from royalty methodologies, which are forms of discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment, and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of the acquisition and we utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for the acquisition. As of March 31, 2015, we had $50,209,000 in intangible assets (net of accumulated amortization) and $40,952,000 in goodwill directly attributable to the Specialized acquisition.

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

The bad debt reserve balance was $2,986,000 at March 31, 2015 and $2,853,000 at December 31, 2014.

Sales Discounts

At March 31, 2015 the Company had $19,276,000 in reserves for sales discounts compared to $15,999,000 at December 31, 2014 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $7,700,000 at March 31, 2015 and $7,601,000 at December 31, 2014 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence resulted from the Company's review during its normal course of business.  The policy regarding obsolete and slow moving inventory states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,366,000 at March 31, 2015 and $5,913,000 at December 31, 2014. The decrease was mainly from the Company's Industrial Division and to a lessor extent from its European Division.

Product Liability

At March 31, 2015 the Company had accrued $171,000 in reserves for product liability cases compared to $240,000 at December 31, 2014.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of March 31, 2015, the Company had $72,831,000 of goodwill, which represents 11% of total assets.

The Company recognized no goodwill impairment in 2015, 2014 or 2013. The Company recognized goodwill impairment in one of its French operations, Faucheux, of $656,000 in 2012. The primary reason for the goodwill impairment in 2012 was the general economic downturn that affected the Company's European operations. This caused the Company to revise its expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Company's reporting units. During the 2014 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2014 would not result in an impairment of goodwill for any of the reporting units.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2015, the Company had $1,882,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $282,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity by $13,652,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,164,000 for the three month period ending March 31, 2015.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,328,000 for the three month period ended March 31, 2014.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2015 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1,040,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, see Note 16 Contingent Matters to our condensed consolidated financial statements.

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. - Other Information

(a) Reports on Form 8-K

May 6, 2015 – Press Release announcing First Quarter 2015 earnings.

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

May 8, 2015	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)