Form 10-Q
period 2015-06-30
ALAMO GROUP INC
filed 2015-08-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

AT JULY 31, 2015, 11,422,368 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2015 and December 31, 2014

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2015 and June 30, 2014

	Interim Condensed Consolidated Statements of Comprehensive (Loss) Income	5
	Three and Six Months Ended June 30, 2015 and June 30, 2014

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Six Months Ended June 30, 2015

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2015 and June 30, 2014

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risks	28

Item 4	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	31

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,522	$39,533
Accounts receivable, net	194,942	175,008
Inventories	175,440	166,088
Deferred income taxes	7,304	4,712
Prepaid expenses	4,688	4,415
Income tax receivable	556	3,546
Total current assets	417,452	393,302

Rental equipment, net	44,437	33,631

Property, plant and equipment	173,592	171,667
Less: Accumulated depreciation	(104,201)	(100,497)
	69,391	71,170

Goodwill	77,389	75,691
Intangible assets, net	55,010	56,984
Deferred income taxes	117	642
Other assets	1,441	1,466

Total assets	$665,237	$632,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,806	$47,741
Income taxes payable	338	52
Accrued liabilities	36,060	41,002
Current maturities of long-term debt and capital lease obligations	528	551
Deferred income tax	322	21
Total current liabilities	98,054	89,367

Long-term debt and capital lease obligations, net of current maturities	203,014	190,024
Deferred pension liability	4,788	5,714
Other long-term liabilities	5,940	5,656
Deferred income taxes	5,544	4,455

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,388,881 and 11,306,650 outstanding at June 30, 2015 and December 31, 2014, respectively	1,139	1,130
Additional paid-in-capital	96,245	93,849
Treasury stock, at cost; 42,600 shares at June 30, 2015 and December 31, 2014	(426)	(426)
Retained earnings	274,737	259,476
Accumulated other comprehensive loss, net	(23,798)	(16,359)
Total stockholders’ equity	347,897	337,670

Total liabilities and stockholders’ equity	$665,237	$632,886
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net sales:
North American
Industrial	$118,521	$105,476	$235,433	$183,187
Agricultural	52,981	53,635	101,438	104,443
European	44,232	48,640	86,661	92,731
Total net sales	215,734	207,751	423,532	380,361
Cost of sales	165,069	160,465	327,330	294,945
Gross profit	50,665	47,286	96,202	85,416

Selling, general and administrative expenses	34,230	32,490	67,639	59,989
Income from operations	16,435	14,796	28,563	25,427

Interest expense	(1,848)	(1,044)	(3,471)	(1,283)
Interest income	41	35	93	96
Other income, net	488	153	1,348	627
Income before income taxes	15,116	13,940	26,533	24,867
Provision for income taxes	5,406	4,745	9,464	8,434
Net Income	$9,710	$9,195	$17,069	$16,433

Net income per common share:
Basic	$0.86	$0.76	$1.51	$1.36
Diluted	$0.84	$0.75	$1.49	$1.34
Average common shares:
Basic	11,352	12,097	11,316	12,090
Diluted	11,498	12,276	11,467	12,273

Dividends declared	$0.08	$0.07	$0.16	$0.14

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Income	$9,710	$9,195	$17,069	$16,433
Other comprehensive income (loss):
Foreign currency translation adjustment	5,830	3,531	(7,822)	2,605
Post Retirement adjustments:
Net gains arising during the period	178	85	383	169
Other comprehensive income (loss)	6,008	3,616	(7,439)	2,774
Comprehensive Income	$15,718	$12,811	$9,630	$19,207

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	17,069	—	17,069
Translation adjustment	—	—	—	—	—	(7,822)	(7,822)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	383	383
Stock-based compensation	—	—	466	—	—	—	466
Exercise of stock options	82	9	1,930	—	—	—	1,939
Dividends paid ($.16 per share)	—	—	—	—	(1,808)	—	(1,808)
Balance at June 30, 2015	11,346	$1,139	$96,245	$(426)	$274,737	$(23,798)	$347,897

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating Activities
Net income	$17,069	$16,433
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	500	106
Depreciation	9,361	4,913
Amortization of intangibles	1,563	55
Amortization of debt issuance costs	106	77
Stock-based compensation expense	466	1,660
Excess tax benefits from stock-based payment arrangements	(39)	(426)
Provision for deferred income tax benefit	(858)	(1,332)
Gain on sale of property, plant and equipment	(83)	(895)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(22,152)	(32,856)
Inventories	(11,713)	(22,876)
Rental equipment	(14,496)	—
Prepaid expenses and other assets	(1,353)	2,946
Trade accounts payable and accrued liabilities	9,617	16,292
Income taxes payable	3,647	874
Other long-term liabilities	(394)	(96)
Net cash used in operating activities	(8,759)	(15,125)

Investing Activities
Acquisitions, net of cash acquired	(3,465)	(195,612)
Purchase of property, plant and equipment	(5,101)	(4,319)
Proceeds from sale of property, plant and equipment	99	1,004
Net cash used in investing activities	(8,467)	(198,927)

Financing Activities
Borrowings on bank revolving credit facility	52,000	200,000
Repayments on bank revolving credit facility	(39,000)	(12,000)
Principal payments on long-term debt and capital leases	(19)	(118)
Proceeds from issuance of debt	—	778
Debt issuance cost	—	(818)
Dividends paid	(1,808)	(1,692)
Proceeds from sale of common stock	1,939	334
Excess tax benefits from stock-based payment arrangements	39	426
Net cash provided by financing activities	13,151	186,910

Effect of exchange rate changes on cash and cash equivalents	(936)	541
Net change in cash and cash equivalents	(5,011)	(26,601)
Cash and cash equivalents at beginning of the period	39,533	63,960
Cash and cash equivalents at end of the period	$34,522	$37,359

Cash paid during the period for:
Interest	$3,157	$500
Income taxes	8,138	9,201

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2015

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

Certain reclassifications have been made to previously reported financial statements to conform to the current presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the periods.  Freight allowance given to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase net sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of net sales and cost of sales for the three and six months ended June 30, 2014 resulted in an increase of approximately $1,398,000 and $2,757,000, respectively, with no impact on reported net income.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering each calendar year, though the public disclosure provision is being challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain. We have previously filed all required reporting for calendar years 2013 and 2014, and are currently in the process of updating our supplier inquiries in order to meet the 2015 reporting requirement, which is due by May 31, 2016.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be January 1, 2018. This update could impact the timing and amounts of revenue recognized. We are evaluating the effects, if any, that adoption of this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. These provisions are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-03 will not materially affect our financial position or results of our operations; however our debt issuance costs will be reported in the balance sheet as a direct deduction of longterm debt and capital lease obligations, net of current maturities.

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative.  The ASU amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective prospectively for the Company on January 1, 2017, with early adoption permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

3. Acquisitions and Investments

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis and subject to certain post-closing adjustments with total consideration of approximately $4.0 million subject to adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market, therefore Herder will be reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition to June 30, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended June 30, 2015 and 2014.

Other Acquisitions

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

As disclosed in Note 10 of this 10-Q, the Company amended its revolving credit facility on May 12, 2014, to finance the acquisition.

During Q2 2015, the Company completed its valuation of the acquired assets and liabilities.  In connection with preparing information needed for the associated tax returns, the Company identified an error in the pre-acquisition financial statements of Specialized Industries.  In particular, a previously unrecognized deferred tax liability approximating $3.3 million related to intangible assets was identified.  This resulted in an adjustment to the preliminary purchase price allocation disclosed in Note 2 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.  The Company adjusted the purchase price allocation associated with the Specialized acquisition to record the $3.3 million deferred tax liability with an associated increase in goodwill. Pursuant to ASC 805-10-25-17, this adjustment has been reflected as of the acquisition date, and accordingly, the recorded amounts for deferred income tax liabilities and goodwill in the December 31, 2014 financial statements included herein have been adjusted to reflect the revised amounts.  The final amounts assigned to the assets acquired and liabilities assumed in the Specialized acquisition were recognized at their acquisition-date fair values and are as follows (in thousands):

Cash	2,025
Accounts receivable	16,290
Inventory	47,500
Prepaid expenses	3,223
Rental equipment	28,446
Property, plant & equipment	13,214
Intangible assets	53,900
Other assets	675
Deferred income tax	(6,023)
Other liabilities assumed	(10,962)

Net assets assumed	148,288

Goodwill	44,611
Acquisition Price	192,899

4.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $3,321,000 and $2,853,000 at June 30, 2015 and December 31, 2014, respectively.

5.  Inventories

Inventories valued at LIFO cost represented 41% and 37% of total inventory at June 30, 2015 and December 31, 2014, respectively.  The excess of current cost over LIFO valued inventories was approximately $10,230,000 at June 30, 2015 and December 31, 2014. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Finished goods	$128,047	$112,197
Work in process	19,729	18,635
Raw materials	27,664	35,256
	$175,440	$166,088

Inventory obsolescence reserves were $7,404,000 at June 30, 2015 and $7,601,000 at December 31, 2014.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $6,435,000 and $3,435,000 at June 30, 2015 and December 31, 2014, respectively. The Company recognized depreciation expense of $1,918,000 and $644,000 for the three month ending June 30, 2015 and June 30, 2014, respectively and $3,664,000 and $644,000 for the six months ending June 30, 2015 and June 30, 2014, respectively.

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2015 and December 31, 2014 , as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2015:

(in thousands)
Balance at December 31, 2014	$75,691
Goodwill acquired	2,999
Translation adjustments	(1,301)
Balance at June 30, 2015	$77,389

9. Definite and Indefinite Lived Intangible Assets

The following is a summary of the Company's definite and indefinite lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2015	December 31, 2014
Definite:
Trade names and trademarks	25 years	$22,006	22,104
Customer and dealer relationships	14 years	29,104	29,404
Patents and drawings	12 years	1,935	1,968
Total at cost		53,045	53,476
Less accumulated amortization		3,535	1,992
Total net		49,510	51,484
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$55,010	$56,984

The Company recognized amortization expense of $782,000 and $55,000 for the three months ending June 30, 2015 and 2014, respectively and $1,563,000 and $55,000 for the six months ended June 30, 2015 and 2014, respectively.

10. Debt

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50.0 million. The revolving credit agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. As of June 30, 2015, the Company was in compliance with the covenants under the revolving credit facility. The termination date of the revolving credit facility is May 12, 2019. As of June 30, 2015, $203.0 million was outstanding under the revolving credit facility. As of June 30, 2015, $1.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $45.2 million in available borrowings.

(in thousands)	June 30, 2015	December 31, 2014
Current Maturities:
Capital lease obligations	$27	$35
Other notes payable	501	516
	528	551
Long-term debt:
Bank revolving credit facility	203,000	190,000
Capital lease obligations	14	24
	203,014	190,024
Total debt	$203,542	$190,575

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Dividends declared	$0.08	$0.07	$0.16	$0.14
Dividends paid	$0.08	$0.07	$0.16	$0.14

On July 2, 2015, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.08 per share, which was paid on July 30, 2015, to shareholders of record at the close of business on July 16, 2015.

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

The Company’s stock-based compensation expense was $290,000 and $1,359,000 for the three months ended June 30, 2015 and 2014, respectively and $466,000 and $1,660,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease of stock-based compensation expense in 2015 as compared to 2014 is primarily related to the accelerated vesting of awards to retirement eligible recipients that occurred in 2014.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For six months ended June 30, 2015
Shares
Outstanding at beginning of year	301,800
Granted	24,500
Exercised	(72,375)
Canceled	(1,500)
Outstanding at June 30, 2015	252,425
Exercisable at June 30, 2015	144,325
Available for grant at June 30, 2015	375,500

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For six months ended June 30, 2015
Shares
Outstanding at beginning of year	132,100
Granted	—
Exercised	(4,800)
Canceled	—
Outstanding at June 30, 2015	127,300
Exercisable at June 30, 2015	83,100
Available for grant at June 30, 2015	234,026

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For six months ended June 30, 2015
Shares
Outstanding at beginning of year	12,043
Granted	24,500
Vested	(5,056)
Forfeited or Canceled	—
Outstanding at June 30, 2015	31,487

13.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2015	2014	2015	2014
Net Income	$9,710	$9,195	$17,069	$16,433
Average Common Shares:
Basic (weighted-average outstanding shares)	11,352	12,097	11,316	12,090
Dilutive potential common shares from stock options	146	179	151	183
Diluted (weighted-average outstanding shares)	11,498	12,276	11,467	12,273

Basic earnings per share	$0.86	$0.76	$1.51	$1.36
Diluted earnings per share	$0.84	$0.75	$1.49	$1.34

Stock options totaling 33,325 shares for the six months ended June 30, 2015 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

The main difference between diluted common shares for the periods ending June 30, 2015 and June 30, 2014 are the shares the Company retired in September 2014 relating to the stock repurchase from Capital Southwest Corporation.

14.  Segment Reporting

At June 30, 2015 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Sales
Industrial	$118,521	$105,476	$235,433	$183,187
Agricultural	52,981	53,635	101,438	104,443
European	44,232	48,640	86,661	92,731
Consolidated	$215,734	$207,751	$423,532	$380,361

Income from Operations
Industrial	$10,100	$10,128	$19,437	$16,428
Agricultural	3,722	2,375	4,514	4,790
European	2,613	2,293	4,612	4,209
Consolidated	$16,435	$14,796	$28,563	$25,427

(in thousands)	June 30, 2015	December 31, 2014
Goodwill
Industrial	$56,852	$57,320
Agricultural	3,673	695
European	16,864	17,676
Consolidated	$77,389	$75,691

Total Identifiable Assets
Industrial	$378,159	$367,096
Agricultural	131,118	113,286
European	155,960	152,504
Consolidated	$665,237	$632,886

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

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and requested a new trial. The Company is waiting for the appellate court to set the matter for a hearing.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 331 former employees and 120 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 239 former employees and 82 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Six Months Ended June 30, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	202	434	636
Expected return on plan assets	(330)	(614)	(944)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	124	200	324
Net periodic benefit cost	$—	$22	$22

	Six Months Ended June 30, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	210	426	636
Expected return on plan assets	(318)	(590)	(908)
Amortization of prior service cost	—	—	—
Amortization of net (gain)/loss	36	30	66
Net periodic benefit income	$(68)	$(132)	$(200)

The Company amortizes annual pension expense evenly over four quarters. Pension expense was $11,000 for the three months ended June 30, 2015 and net pension income for the three months ended June 30, 2014 was $100,000. Pension expense for the six months ended June 30, 2015 was $22,000 and pension income for the six month ending June 30, 2014 was $200,000. The Company is not required to contribute to the pension plans for the 2015 plan year but may do so.

Supplemental Retirement Plan

The Board of Directors ("Board") of the Company adopted the Alamo Group Inc. Supplemental Executive Retirement Plan (the “SERP”), effective as of January 3, 2011.  The SERP will benefit certain key management or other highly compensated employees of the Company and/or certain subsidiaries who are selected by the Compensation Committee and approved by the Board of Directors to participate.

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. As of June 30, 2015, the current retirement benefit for the participants is 20%.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The net period expense for the three months ended June 30, 2015 and 2014 was $150,000 and $140,000, respectively and $300,000 and $280,000 for the six months ended June 30, 2015 and 2014, respectively.

18.  Income Taxes

The Company is subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

The Company currently files income tax returns in the U.S., Canada, UK, France, Brazil and Australia in which we have entities, and are periodically audited by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process.

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

19. Subsequent Events

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.   This authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2015	2014	2015	2014
American
Industrial	54.9%	50.8%	55.6%	48.2%
Agricultural	24.6%	25.8%	23.9%	27.4%
European	20.5%	23.4%	20.5%	24.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2015	2014	2015	2014

Gross margin	23.5%	22.8%	22.7%	22.5%
Income from operations	7.6%	7.1%	6.7%	6.7%
Income before income taxes	7.0%	6.7%	6.3%	6.5%
Net income	4.5%	4.4%	4.0%	4.3%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first six months of 2015, the Company's net income was up approximately 3.9% when compared to the same period in 2014. This was primarily related to the acquisition of the Specialized business units and to a lesser extent the acquisitions of Kellands and Fieldquip. Similar to the first half of 2014, adverse weather conditions affected both our internal operations and markets along with soft market conditions in the Agricultural Division. Also negatively affecting both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 4.4% decrease in sales versus 2014 excluding the acquisition of the Specialized business units. Agricultural sales excluding the acquisition of Fieldquip and Herder were down compared to the first six months of 2014 by 4.4%. European sales for the first six months of 2015 were down in U.S. dollars compared to the same period in 2014 but up in local currency by 7.6%. Consolidated operating income was essentially flat in the first six months of 2015 excluding the impact of the acquisitions. The Company's backlog was $162 million during the first six months of 2015, slightly up versus $161 million during the same period in 2014, which should benefit sales through the rest of the year. Excluding the exchange rate affect on our international operations, backlog increased by 2.6%. The increase in the backlog came from the Company's Industrial and Agricultural Divisions.

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

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Net sales for the second quarter of 2015 were $215,734,000, an increase of $7,983,000, or 3.8% compared to $207,751,000 for the second quarter of 2014.  The increase was from the acquisition of the Specialized business units in May 2014 which contributed $34,173,000 of sales in 2015 compared to $18,976,000 in 2014. In the Industrial Division, sweepers, excavators, and snow removal products all had increased sales compared to the second quarter of 2014, however sales of vacuum trucks and mowing equipment were down due to soft market conditions in the non-governmental sector. Sales in the Agricultural Division were down slightly during the quarter due to softness in the agricultural market and low commodity prices. European sales were down 9.1% in U.S. dollars as currency translation rates negatively affected the sales of UK and European products.

Net Industrial sales increased during the second quarter by $13,045,000 or 12.4% to $118,521,000 for 2015 compared to $105,476,000 during the same period in 2014.  The increase came from the acquisition of the Specialized business units which contributed $34,173,000 of sales in 2015 compared to $18,976,000 in 2014, as well as a slight improvement in sales of sweepers, excavators and snow removal equipment offset by declines in vacuum trucks and mowing equipment.

Net Agricultural sales were $52,981,000 in 2015 compared to $53,635,000 for the same period in 2014, a decrease of $654,000 or 1.2%.  The acquisition of Herder contributed $775,000 in sales during the second quarter of 2015. Low commodity prices negatively affected farm income which limited farmers' ability to purchase new equipment.

Net European Sales for the second quarter of 2015 were $44,232,000, a decrease of $4,408,000 or 9.1% compared to $48,640,000 during the second quarter of 2014.  The decrease was the result of changes in currency translation rates which had a negative impact during the quarter. Sales in local currency were up compared to the same time last year. Sales in France were down compared to the second quarter of 2014 as the French market remains weak.

Gross profit for the second quarter of 2015 was $50,665,000 (23.5% of net sales) compared to $47,286,000 (22.8% of net sales) during the same period in 2014, an increase of $3,379,000.  The increase in margin dollars was due to the acquisitions of the Specialized business units in the amount of $2,816,000, favorable production efficiencies and increased sales of higher margin replacement parts. Negatively affecting both the gross margin and margin percent during the second quarter of 2015 was $775,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $34,230,000 (15.9% of net sales) during the second quarter of 2015 compared to $32,490,000 (15.6% of net sales) during the same period of 2014, an increase of $1,740,000.  The increase in SG&A expenses in 2015 was from the acquisitions of the Specialized business units in the amount of $3,706,000. Included in the SG&A expenses for the Specialized business units were $782,000 in amortization expenses related to the valuation of the intangible assets.

Interest expense was $1,848,000 for the second quarter of 2015 compared to $1,044,000 during the same period in 2014, an increase of $804,000.  The increase in 2015 came from increased borrowings due to the acquisition of the Specialized business units and and the repurchase of the shares of common stock from Capital Southwest.

Other income (expense), net was $488,000 of income for the second quarter of 2015 compared to $153,000 of income during the same period in 2014.  The income in 2015 and 2014 were primarily the result of changes in exchange rates. The income in 2014 includes a gain on the sale of a manufacturing facility in the amount of $795,000.

Provision for income taxes was $5,406,000 (35.8%) in the second quarter of 2015 compared to $4,745,000 (34.0%) during the same period in 2014. The increased tax rate in 2015 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company’s net income after tax was $9,710,000 or $0.84 per share on a diluted basis for the second quarter of 2015 compared to $9,195,000 or $0.75 per share on a diluted basis for the second quarter of 2014.  The increase of $515,000 resulted from the factors described above.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Net sales for the first six months of 2015 were $423,532,000, an increase of $43,171,000 or 11.4% compared to $380,361,000 for the first six months of 2014. The increase was primarily from the Specialized business units and other acquisitions, which contributed $82,453,000 of sales in 2015 compared to $18,976,000 in 2014. In the Company's Industrial Division excavators, sweepers, and snow removal products were up in the first six months of 2015 compared to the first six months of 2014, however sales of mowing equipment and vacuum trucks were down due to adverse weather conditions and soft markets in non-governmental sector. Agricultural Division sales were down 2.9% for the first six months of 2015 due to a weak agricultural market compared to the same time in 2014. Sales in the European Division were down 6.5% in U.S. dollars as sales of UK and European products were negatively affected by currency translation rates.

Net Industrial sales increased during the first six months by $52,246,000 or 28.5% to $235,433,000 for 2015 compared to $183,187,000 during the same period in 2014. The increase came primarily from the acquisition of the Specialized business units which contributed $78,425,000 of sales in 2015 compared to $18,976,000 in 2014. Also, favorably affecting sales were increases from sweeper, excavator, and snow removal equipment product lines. Negatively affecting sales were lower mowing equipment and vacuum trucks.

Net Agricultural sales were $101,438,000 in 2015 compared to $104,443,000 for the same period in 2014, a decrease of $3,005,000 or 2.9%. The decrease in sales for the first six months of 2015 compared to the first six months of 2014 was from lower commodity prices and higher farm input costs that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2015. Sales from Herder which was acquired in March 2015, contributed $775,000 for the first six months of 2015.

Net European sales for the first six months of 2015 were $86,661,000, a decrease of $6,070,000 or 6.5% compared to $92,731,000 during the same period of 2014. The decrease in 2015 was primarily due to the negative affect on sales from currency translation rates. In local currency sales were up for the first six months of 2015 compared to the same time last year. The European Division continued to be faced with challenging market conditions particularly in France as agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first six months of 2015 was $96,202,000 (22.7% of net sales) compared to $85,416,000 (22.5% of net sales) during the same period in 2014, an increase of $10,786,000. The increase in margin dollars was mainly due to the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $13,625,000. Negatively affecting both the gross margin and margin percent during the first six months of 2015 was $2,530,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $67,639,000 (16.0% of net sales) during the first six months of 2015 compared to $59,989,000 (15.8% of net sales) during the same period of 2014, an increase of $7,650,000. The increase in SG&A for the first six months of 2015 was primarily from the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $10,386,000. Included in the SG&A expenses for the Specialized business units were $1,563,000 in amortization expenses related to the valuation of the intangible assets.

Interest expense was $3,471,000 for the first six months of 2015 compared to $1,283,000 during the same period in 2014, a increase of $2,188,000. The increase in 2015 came from increased borrowings due to the acquisition of the Specialized units and to a lesser extent the repurchase of shares of common stock from Capital Southwest.

Other income (expense), net was $1,348,000 of income during the first six months of 2015 compared to $627,000 of income in the first six months of 2014. The income in 2015 and 2014 were primarily the result of changes in exchange rates. The income in 2014 includes a gain on the sale of a manufacturing facility in the amount of $795,000.

Provision for income taxes was $9,464,000 (35.7%) in the first six months of 2015 compared to $8,434,000 (33.9%) during the same period in 2014. The increased tax rate in the first six months of 2015 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company's net income after tax was $17,069,000 or $1.49 per share on a diluted basis for the first six months of 2015 compared to $16,433,000 or $1.34 per share on a diluted basis for the first six months of 2014. The decrease of $636,000 resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the Company’s business, including inventory purchases and capital expenditures.  The Company’s inventory and accounts payable levels typically build in the first half of the year and in the fourth quarter in anticipation of the spring and fall selling seasons.  Accounts receivable historically build in the first and fourth quarters of each year as a result of fall preseason sales programs and out of season sales, particularly in our Agricultural Division.  Preseason sales, primarily in the Agricultural Division, help level the Company’s production during the off season.

As of June 30, 2015, the Company had working capital of $319,398,000 which represents an increase of $15,463,000 from working capital of $303,935,000 of December 31, 2014. The increase in working capital was primarily from seasonally higher levels of accounts receivable and inventory.

Herder Implementos e Maquinas Agricolas Ltda. ("Herder") was acquired on March 9, 2015 on a debt free basis and subject to certain post-closing adjustments with total consideration of approximately $4.0 million subject to adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market, therefore Herder will be reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition to June 30, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended June 30, 2015 and 2014.

Capital expenditures were $5,101,000 for the first six months of 2015, compared to $4,319,000 during the first six months of 2014.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2014 or through the second quarter of 2015 pursuant to this authorization.  The authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

Net cash provided by financing activities was $13,151,000 and $186,910,000 during the six month period ending June 30, 2015 and June 30, 2014, respectively. The Company had $203,000,000 borrowed from its revolving credit facility at June 30, 2015 compared to $188,000,000 borrowings at June 30, 2014. This change was due to the repurchase of the shares of common stock of Capital Southwest in September of 2014.

The Company had $31,493,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2015. The majority of these funds are at our UK and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement. The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The revolving credit agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The revolving credit agreement also contains other customary covenants, representations and events of defaults. The termination date of the revolving credit facility is May 12, 2019. As of June 30, 2015, $203,000,000 was outstanding under the revolving credit facility. On June 30, 2015, $1,763,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $45,237,000 in available borrowings. As of June 30, 2015, the Company was in compliance with the covenants under the revolving credit facility.

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

Most of the businesses we have acquired did not have a significant amount of intangible assets. With the 2014 acquisition of the Specialized business units we acquired a significant amount of intangible assets. We identified the following intangible assets in the acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. In valuing certain acquired intangible assets, we used an excess earnings and relief from royalty methodologies, which are forms of discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment, and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of the acquisition and we utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for the acquisition. As of June 30, 2015, we had $49,510,000 in intangible assets (net of accumulated amortization) and $44,195,000 in goodwill directly attributable to the Specialized acquisition.

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

The allowance for doubtful accounts was $3,321,000 at June 30, 2015 and $2,853,000 at December 31, 2014. The increase came from additional reserves required in the Company's U.S. operations.

Sales Discounts

At June 30, 2015 the Company had $18,486,000 in reserves for sales discounts compared to $15,999,000 at December 31, 2014 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $7,404,000 at June 30, 2015 and $7,601,000 at December 31, 2014 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence resulted from the Company's review during its normal course of business.  The policy regarding obsolete and slow moving inventory states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,255,000 at June 30, 2015 and $5,913,000 at December 31, 2014. The decrease was mainly from the Company's Industrial Division and to a lessor extent from its European Division.

Product Liability

At June 30, 2015 the Company had accrued $311,000 in reserves for product liability cases compared to $240,000 at December 31, 2014.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

The S.I.R. (Self Insurance Retention) for all U.S. products is $100,000 per claim or less. The Company also carries product liability coverage in Europe, Canada, Brazil and Australia which contain substantially lower S.I.R.’s or deductibles.

Goodwill and Intangible Assets

We test goodwill and intangible assets for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill and intangible assets impairment test as of December 31 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill and intangible assets for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying value, the goodwill and intangible assets are not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill and intangible assets are calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill and intangible assets are less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of June 30, 2015, the Company had $77,389,000 of goodwill, which represents 12% of total assets and $55,010,00 of intangible assets which represents 8% of total assets.

The Company recognized no goodwill or intangible asset impairment in 2015, 2014 or 2013. During the 2014 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2014 would not result in an impairment of goodwill for any of the reporting units.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2015, the Company had $2,345,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $352,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $5,830,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,577,000 for the six month period ending June 30, 2015.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,806,000 for the six month period ended June 30, 2014.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the second quarter 2015 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1,015,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. - Other Information

(a) Reports on Form 8-K

August 5, 2015 – Press Release announcing Second Quarter 2015 earnings.

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

August 7, 2015	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)