Form 10-Q
period 2015-09-30
ALAMO GROUP INC
filed 2015-11-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

AT OCTOBER 30, 2015, 11,424,172 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2015 and December 31, 2014

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2015 and September 30, 2014

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2015 and September 30, 2014

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Nine Months Ended September 30, 2015

	Interim Condensed Consolidated Statements of Cash Flows	7
	Nine Months Ended September 30, 2015 and September 30, 2014

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risks	28

Item 4	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

	SIGNATURES	31

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$42,657	$39,533
Accounts receivable, net	175,940	175,008
Inventories, net	174,423	166,088
Deferred income taxes	6,171	4,712
Prepaid expenses	5,016	4,415
Income tax receivable	—	3,546
Total current assets	404,207	393,302

Rental equipment, net	42,214	33,631

Property, plant and equipment	172,908	171,667
Less: Accumulated depreciation	(105,791)	(100,497)
	67,117	71,170

Goodwill	76,082	75,691
Intangible assets, net	53,908	56,984
Deferred income taxes	107	642
Other assets	1,287	1,466

Total assets	$644,922	$632,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,952	$47,741
Income taxes payable	1,131	52
Accrued liabilities	37,413	41,002
Current maturities of long-term debt and capital lease obligations	473	551
Deferred income tax	302	21
Total current liabilities	100,271	89,367

Long-term debt and capital lease obligations, net of current maturities	175,005	190,024
Deferred pension liability	4,337	5,714
Other long-term liabilities	6,084	5,656
Deferred income taxes	5,125	4,455

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,391,556 and 11,306,650 outstanding at September 30, 2015 and December 31, 2014, respectively	1,139	1,130
Additional paid-in-capital	96,610	93,849
Treasury stock, at cost; 42,600 shares at September 30, 2015 and December 31, 2014	(426)	(426)
Retained earnings	288,582	259,476
Accumulated other comprehensive loss, net	(31,805)	(16,359)
Total stockholders’ equity	354,100	337,670

Total liabilities and stockholders’ equity	$644,922	$632,886
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Net sales:
Industrial	$127,385	$126,356	$362,818	$309,543
Agricultural	58,919	58,872	160,357	163,315
European	45,310	49,555	131,971	142,286
Total net sales	231,614	234,783	655,146	615,144
Cost of sales	174,105	179,343	501,435	474,288
Gross profit	57,509	55,440	153,711	140,856

Selling, general and administrative expenses	33,939	33,914	101,578	93,903
Income from operations	23,570	21,526	52,133	46,953

Interest expense	(1,671)	(1,497)	(5,142)	(2,780)
Interest income	27	41	120	137
Other income, net	895	421	2,243	1,048
Income before income taxes	22,821	20,491	49,354	45,358
Provision for income taxes	8,065	7,124	17,529	15,558
Net Income	$14,756	$13,367	$31,825	$29,800

Net income per common share:
Basic	$1.30	$1.11	$2.81	$2.47
Diluted	$1.28	$1.10	$2.77	$2.43
Average common shares:
Basic	11,380	12,050	11,337	12,077
Diluted	11,496	12,206	11,477	12,251

Dividends declared	$0.08	$0.07	$0.24	$0.21

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net Income	$14,756	$13,367	$31,825	$29,800
Other comprehensive loss (before tax effect):
Foreign currency translation adjustment	(8,190)	(11,154)	(16,012)	(8,549)
Post Retirement adjustments:
Net gains arising during the period	183	93	566	262
Other comprehensive loss	(8,007)	(11,061)	(15,446)	(8,287)
Comprehensive Income	$6,749	$2,306	$16,379	$21,513

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	31,825	—	31,825
Translation adjustment	—	—	—	—	—	(16,012)	(16,012)
Net actuarial gain arising during period	—	—	—	—	—	566	566
Stock-based compensation	—	—	762	—	—	—	762
Exercise of stock options	85	9	1,999	—	—	—	2,008
Dividends paid ($.24 per share)	—	—	—	—	(2,719)	—	(2,719)
Balance at September 30, 2015	11,349	$1,139	$96,610	$(426)	$288,582	$(31,805)	$354,100

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating Activities
Net income	$31,825	$29,800
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	628	304
Depreciation	14,196	7,764
Amortization of intangibles	2,339	676
Amortization of debt issuance costs	159	130
Stock-based compensation expense	762	1,801
Excess tax benefits from stock-based payment arrangements	(80)	(437)
Provision for deferred income tax benefit	8	(2,808)
Gain on sale of property, plant and equipment	(113)	(936)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(5,721)	(13,141)
Inventories	(12,935)	(28,423)
Rental equipment	(14,427)	—
Prepaid expenses and other assets	(2,257)	2,752
Trade accounts payable and accrued liabilities	12,318	24,307
Income taxes payable	4,989	3,637
Other long-term liabilities	(473)	(1,016)
Net cash provided by operating activities	31,218	24,410

Investing Activities
Acquisitions, net of cash acquired	(3,465)	(196,363)
Purchase of property, plant and equipment	(7,030)	(6,689)
Proceeds from sale of property, plant and equipment	197	1,064
Net cash used in investing activities	(10,298)	(201,988)

Financing Activities
Borrowings on bank revolving credit facility	62,000	248,000
Repayments on bank revolving credit facility	(77,000)	(58,000)
Principal payments on long-term debt and capital leases	(28)	(434)
Proceeds from issuance of debt	—	780
Debt issuance cost	—	(818)
Dividends paid	(2,719)	(2,540)
Proceeds from sale of common stock	2,008	427
Excess tax benefits from stock-based payment arrangements	80	437
Treasury stock repurchased	—	(34,204)
Net cash (used in) provided by financing activities	(15,659)	153,648

Effect of exchange rate changes on cash and cash equivalents	(2,137)	(1,386)
Net change in cash and cash equivalents	3,124	(25,316)
Cash and cash equivalents at beginning of the period	39,533	63,960
Cash and cash equivalents at end of the period	$42,657	$38,644

Cash paid during the period for:
Interest	$5,075	$1,859
Income taxes	14,691	14,242
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2015

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

Certain reclassifications have been made to previously reported financial statements to conform to the current presentation. The accompanying statement of income reflects the correction of a misclassification of freight revenue for the periods.  Freight allowance given to customers was previously recorded as a reduction of cost of sales and has been reclassified to increase net sales and cost of sales in accordance with ASC 605-45-45-20.  The reclassification of net sales and cost of sales for the three and nine months ended September 30, 2014 resulted in an increase of approximately $1,608,000 and $4,366,000, respectively, with no impact on reported net income.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require SEC filings and public disclosure covering each calendar year, though the public disclosure provision has been challenged in court. We have determined that we are subject to the rules and are evaluating our supply chain. We have previously filed all required reporting for calendar years 2013 and 2014, and are currently in the process of updating our supplier inquiries in order to meet the 2015 reporting requirement, which is due by May 31, 2016.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued an update to these changes based on an announcement of the staff of the SEC. This change provides an exception to the April 2015 FASB changes allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement. These provisions are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of the changes will not materially affect our financial position or results of our operations; however certain debt issuance costs will be reported in the balance sheet as a direct deduction of long-term debt and capital lease obligations, net of current maturities.

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

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments from Acquisitions” to simplify the accounting for adjustments made to provisional amounts recognized in a business combination.  Adjustments that are identified during the measurement period are now required to be recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively. The Company adopted this amendment in the third quarter of 2015. The adoption did not have a material impact on our consolidated financial statements.

2. Accounting Policies

During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. Management considers this accounting change preferable because it allows the Company additional time to complete the annual goodwill test. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. There have been no other changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

3. Acquisitions and Investments

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis for a total consideration of approximately $4.0 million subject to certain post-closing adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. These allocations reflect provisional estimates that were available at the time and are subject to change during the measurement period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market; therefore, Herder will be reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition to September 30, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended September 30, 2015 and 2014.

Other Acquisitions

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP, a portfolio company of ELB Capital Management, LLC.  The purchase included the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC as well as several related entities ("Specialized"), including all brand names and related product names and trademarks (the "Acquisition") pursuant to the terms of the Membership Interests and Partnership Interests Purchase Agreement dated February 24, 2014 (the “Agreement”). The purchase price consideration was approximately $193 million, on a debt-free basis.

As disclosed in Note 10 of this form 10-Q, the Company amended its revolving credit facility on May 12, 2014, to finance the acquisition.

During the second quarter of 2015, the Company completed its valuation of the acquired assets and liabilities.  In connection with preparing information needed for the associated tax returns, the Company identified an error in the pre-acquisition financial statements of Specialized Industries.  In particular, a previously unrecognized deferred tax liability approximating $3.3 million related to intangible assets was identified.  This resulted in an adjustment to the preliminary purchase price allocation disclosed in Note 2 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.  The Company adjusted the purchase price allocation associated with the Specialized acquisition to record the $3.3 million deferred tax liability with an associated increase in goodwill. Pursuant to ASC 805-10-25-17, this adjustment has been reflected as of the acquisition date, and accordingly, the recorded amounts for deferred income tax liabilities and goodwill in the December 31, 2014 financial statements included herein have been adjusted to reflect the revised amounts.  The final amounts assigned to the assets acquired and liabilities assumed in the Specialized acquisition were recognized at their acquisition-date fair values and are as follows (in thousands):

Cash	2,025
Accounts receivable	16,290
Inventory	47,500
Prepaid expenses	3,223
Rental equipment	28,446
Property, plant & equipment	13,214
Intangible assets	53,900
Other assets	675
Deferred income tax	(6,023)
Other liabilities assumed	(10,962)

Net assets assumed	148,288

Goodwill	44,611
Acquisition Price	192,899

4.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $3,297,000 and $2,853,000 at September 30, 2015 and December 31, 2014, respectively.

5.  Inventories

Inventories valued at LIFO cost represented 45% and 37% of total inventory at September 30, 2015 and December 31, 2014, respectively.  The excess of current cost over LIFO valued inventories was approximately $10,230,000 at September 30, 2015 and December 31, 2014. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Finished goods	$134,597	$112,197
Work in process	15,833	18,635
Raw materials	23,993	35,256
	$174,423	$166,088

Inventory obsolescence reserves were $8,050,000 at September 30, 2015 and $7,601,000 at December 31, 2014.  The increase in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $7,363,000 and $3,435,000 at September 30, 2015 and December 31, 2014, respectively. The Company recognized depreciation expense of $2,018,000 and $717,000 for the three month ending September 30, 2015 and September 30, 2014, respectively and $5,683,000 and $1,361,000 for the nine months ending September 30, 2015 and September 30, 2014, respectively.

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2015 and December 31, 2014, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2015:

(in thousands)
Balance at December 31, 2014	$75,691
Goodwill acquired	2,999
Translation adjustments	(2,608)
Balance at September 30, 2015	$76,082

9. Definite and Indefinite Lived Intangible Assets

The following is a summary of the Company's definite and indefinite lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2015	December 31, 2014
Definite:
Trade names and trademarks	25 years	$21,925	22,104
Customer and dealer relationships	14 years	28,858	29,404
Patents and drawings	12 years	1,909	1,968
Total at cost		52,692	53,476
Less accumulated amortization		4,284	1,992
Total net		48,408	51,484
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$53,908	$56,984

The Company recognized amortization expense of $776,000 and $622,000 for the three months ending September 30, 2015 and 2014, respectively and $2,339,000 and $676,000 for the nine months ended September 30, 2015 and 2014, respectively.

10. Debt

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of Specialized and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the agreement"). The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The the agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The agreement also contains other customary covenants, representations and events of defaults. The termination date of the agreement is May 12, 2019. As of September 30, 2015, $175,000,000 was outstanding under the agreement. As of September 30, 2015, $1,763,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $73,237,000 in available borrowings. As of September 30, 2015, the Company was in compliance with the covenants under the agreement.

(in thousands)	September 30, 2015	December 31, 2014
Current Maturities:
Capital lease obligations	$26	$35
Other notes payable	447	516
	473	551
Long-term debt:
Bank revolving credit facility	175,000	190,000
Capital lease obligations	5	24
	175,005	190,024
Total debt	$175,478	$190,575

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Dividends declared	$0.08	$0.07	$0.24	$0.21
Dividends paid	$0.08	$0.07	$0.24	$0.21

On October 1, 2015, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.08 per share, which was paid on October 29, 2015, to shareholders of record at the close of business on October 15, 2015.

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

The Company’s stock-based compensation expense was $296,000 and $141,000 for the three months ended September 30, 2015 and 2014, respectively and $762,000 and $1,801,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease of stock-based compensation expense in 2015 as compared to 2014 is primarily related to the accelerated vesting of awards to retirement eligible recipients that occurred in 2014.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For nine months ended September 30, 2015
Shares
Outstanding at beginning of year	301,800
Granted	29,500
Exercised	(74,675)
Canceled	(1,500)
Outstanding at September 30, 2015	255,125
Exercisable at September 30, 2015	144,025
Available for grant at September 30, 2015	370,500

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For nine months ended September 30, 2015
Shares
Outstanding at beginning of year	132,100
Granted	—
Exercised	(4,800)
Canceled	—
Outstanding at September 30, 2015	127,300
Exercisable at September 30, 2015	83,100
Available for grant at September 30, 2015	232,522

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For nine months ended September 30, 2015
Shares
Outstanding at beginning of year	12,043
Granted	26,004
Vested	(5,431)
Forfeited or Canceled	—
Outstanding at September 30, 2015	32,616

13.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2015	2014	2015	2014
Net Income	$14,756	$13,367	$31,825	$29,800
Average Common Shares:
Basic (weighted-average outstanding shares)	11,380	12,050	11,337	12,077
Dilutive potential common shares from stock options	116	156	140	174
Diluted (weighted-average outstanding shares)	11,496	12,206	11,477	12,251

Basic earnings per share	$1.30	$1.11	$2.81	$2.47
Diluted earnings per share	$1.28	$1.10	$2.77	$2.43

Stock options totaling 51,909 shares for the nine months ended September 30, 2015 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

The main difference between diluted common shares for the periods ending September 30, 2015 and September 30, 2014 are the shares the Company retired in September 2014 relating to the stock repurchase of 849,690 shares.

14.  Segment Reporting

At September 30, 2015 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net Sales
Industrial	$127,385	$126,356	$362,818	$309,543
Agricultural	58,919	58,872	160,357	163,315
European	45,310	49,555	131,971	142,286
Consolidated	$231,614	$234,783	$655,146	$615,144

Income from Operations
Industrial	$11,741	$12,201	$31,178	$28,629
Agricultural	7,778	4,594	12,292	9,384
European	4,051	4,731	8,663	8,940
Consolidated	$23,570	$21,526	$52,133	$46,953

(in thousands)	September 30, 2015	December 31, 2014
Goodwill
Industrial	$56,498	$57,320
Agricultural	2,963	695
European	16,621	17,676
Consolidated	$76,082	$75,691

Total Identifiable Assets
Industrial	$385,522	$367,096
Agricultural	109,325	113,286
European	150,075	152,504
Consolidated	$644,922	$632,886

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

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities. The remediation process has been completed.  On August 6, 2015, Bush Hog received a letter of concurrence from the Alabama Department of Environmental Management concluding that Bush Hog had successfully remediated the property and that the site was eligible for liability protection under the Land Recycling and Economic Redevelopment Act for contamination discovered and addressed under Bush Hog’s voluntary cleanup plan.

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and requested a new trial. A hearing on the appeal was held on October 8, 2015 and all parties attended.  A final ruling on the appeal is expected in 2016.

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

The Gradall Company Hourly Employees’ Pension Plan covers approximately 332 former employees and 119 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997.  An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 241 former employees and 80 current employees who (i) were formerly employed by the former parent of Gradall, (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004.  A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Nine Months Ended September 30, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	303	651	954
Expected return on plan assets	(495)	(921)	(1,416)
Amortization of prior service cost	—	—	—
Amortization of net loss	186	300	486
Net periodic benefit cost	$—	$33	$33

	Nine Months Ended September 30, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	315	639	954
Expected return on plan assets	(477)	(885)	(1,362)
Amortization of prior service cost	—	—	—
Amortization of net loss	54	45	99
Net periodic benefit income	$(102)	$(198)	$(300)

The Company amortizes annual pension expense evenly over four quarters. Pension expense was $11,000 for the three months ended September 30, 2015 and pension income for the three months ended September 30, 2014 was $100,000. Pension expense for the nine months ended September 30, 2015 was $33,000 and pension income for the nine month ending September 30, 2014 was $300,000. The Company is not required to contribute to the pension plans for the 2015 plan year but may do so.

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. As of September 30, 2015, the current retirement benefit for the participants is 20%.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The net period expense for the three months ended September 30, 2015 and 2014 was $150,000 and $140,000, respectively and $450,000 and $420,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

19. Subsequent Events

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2015	2014	2015	2014

Industrial	55.0%	53.8%	55.4%	50.3%
Agricultural	25.4%	25.1%	24.5%	26.6%
European	19.6%	21.1%	20.1%	23.1%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2015	2014	2015	2014

Gross margin	24.8%	23.6%	23.5%	22.9%
Income from operations	10.2%	9.2%	8.0%	7.6%
Income before income taxes	9.9%	8.7%	7.5%	7.4%
Net income	6.4%	5.7%	4.9%	4.8%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first nine months of 2015, the Company's net income was up approximately 6.8% when compared to the same period in 2014. This was primarily related to the acquisition of the Specialized business units and to a lesser extent the acquisitions of Kellands and Fieldquip, all of which occurred during 2014. Similar to the first nine months of 2014, adverse weather conditions affected both our internal operations and markets early in the year along with soft market conditions in the Agricultural Division. Also negatively affecting both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 2.1% decrease in sales versus 2014 excluding the acquisition of the Specialized business units. Agricultural sales excluding the acquisition of Fieldquip and Herder were down compared to the first nine months of 2014 by 3.1%. European sales for the first nine months of 2015 were down in U.S. dollars compared to the same period in 2014, but up in local currency by 6.0%. Consolidated operating income was up 4.2% in the first nine months of 2015 excluding the impact of the acquisitions. The Company's backlog was $175 million at the end of the first nine months of 2015, which was up 8.2% versus the backlog of $162 million at the end of the first nine months of 2014, which should benefit sales through the rest of the year. The increase in the backlog came from the Company's Industrial Division.

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

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Net sales for the third quarter of 2015 were $231,614,000, a decrease of $3,169,000, or 1.4% compared to $234,783,000 for the third quarter of 2014.  The decrease was mainly from currency translation which negatively impacted our sales. In the Industrial Division, sweepers and to a lesser extent, vacuum trucks and mowing equipment all had increased sales compared to the third quarter of 2014, however sales of excavators and snow removal equipment were down due to soft market conditions. Excluding the acquisition of Herder, sales in the Agricultural Division were down slightly during the quarter due to softness in the agricultural market and low commodity prices. European sales were down 8.6% in U.S. dollars as currency translation rates negatively affected the sales of UK and European products.

Net Industrial sales increased during the third quarter by $1,029,000 or 0.8% to $127,385,000 for 2015 compared to $126,356,000 during the same period in 2014.  The increase came from improved sales of sweepers, vacuum trucks and mowing equipment, partially offset by declines in excavators and snow removal equipment.

Net Agricultural sales were $58,919,000 in 2015 compared to $58,872,000 for the same period in 2014, an increase of $47,000 or 0.1%.  The acquisition of Herder contributed $583,000 in sales during the third quarter of 2015. Low commodity prices continued to negatively affect farm income which limited farmers' ability to purchase new equipment.

Net European Sales for the third quarter of 2015 were $45,310,000, a decrease of $4,245,000 or 8.6% compared to $49,555,000 during the third quarter of 2014.  The decrease was mainly the result of changes in currency translation rates which had a negative impact during the quarter. Sales in local currency were slightly up compared to the same time last year. Sales in France were down compared to the third quarter of 2014 as the French market remains weak. UK sales were up in local currency as demand for mowing equipment products improved.

Gross profit for the third quarter of 2015 was $57,509,000 (24.8% of net sales) compared to $55,440,000 (23.6% of net sales) during the same period in 2014, an increase of $2,069,000.  The increase in margin dollars was due to continuous improvement in production efficiencies and lower material costs. Negatively impacting the gross margin and margin percent during both the third quarter of 2015 and 2014 were $209,000 and $1,139,000, respectively, in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $33,939,000 (14.7% of net sales) during the third quarter of 2015 compared to $33,914,000 (14.4% of net sales) during the same period of 2014, an increase of $25,000.  The increase in SG&A expenses in 2015 was mainly from costs relating to computer system conversions in the amount of $341,000. Also included in the SG&A expenses for the Specialized business units were $776,000 in 2015 and $622,000 in 2014 of amortization expenses related to the valuation of the intangible assets.

Interest expense was $1,671,000 for the third quarter of 2015 compared to $1,497,000 during the same period in 2014, an increase of $174,000.  The increase in 2015 came from increased borrowings due to net increase investment in rental equipment and to a lesser extent the repurchase of the 849,690 shares of common stock which occurred late in the third quarter of 2014.

Other income (expense), net was $895,000 of income for the third quarter of 2015 compared to $421,000 of income during the same period in 2014.  The income in 2015 and 2014 were primarily the result of changes in exchange rates.

Provision for income taxes was $8,065,000 (35.3%) in the third quarter of 2015 compared to $7,124,000 (34.8%) during the same period in 2014. The increased tax rate in 2015 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company’s net income after tax was $14,756,000 or $1.28 per share on a diluted basis for the third quarter of 2015 compared to $13,367,000 or $1.10 per share on a diluted basis for the third quarter of 2014.  The increase of $1,389,000 resulted from the factors described above.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Net sales for the first nine months of 2015 were $655,146,000, an increase of $40,002,000 or 6.5% compared to $615,144,000 for the first nine months of 2014. The increase was primarily from the Specialized business units and other acquisitions, which contributed $83,036,000 of sales in 2015 compared to $18,976,000 in 2014. In the Company's Industrial Division excavators, sweepers, and snow removal products were up in the first nine months of 2015 compared to the first nine months of 2014, however sales of mowing equipment and vacuum trucks were down due to adverse weather conditions early in the year and soft markets in non-governmental sector. Agricultural Division sales were down 1.8% for the first nine months of 2015 due to a weak agricultural market compared to the same time in 2014. Sales in the European Division were down 7.2% in U.S. dollars as sales of UK and European products were negatively affected by currency translation rates.

Net Industrial sales increased during the first nine months by $53,275,000 or 17.2% to $362,818,000 for 2015 compared to $309,543,000 during the same period in 2014. The increase came primarily from the acquisition of the Specialized business units which contributed $78,425,000 of sales in 2015 compared to $18,976,000 in 2014. Also, favorably affecting sales were increases from sweeper, excavator, and snow removal equipment product lines. Negatively affecting sales were lower volume of mowing equipment and vacuum trucks.

Net Agricultural sales were $160,357,000 in 2015 compared to $163,315,000 for the same period in 2014, a decrease of $2,958,000 or 1.8%. The decrease in sales for the first nine months of 2015 compared to the first nine months of 2014 was from lower commodity prices and reduced farm income that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2015. Sales from Herder which was acquired in March 2015, contributed $1,358,000 for the first nine months of 2015.

Net European sales for the first nine months of 2015 were $131,971,000, a decrease of $10,315,000 or 7.2% compared to $142,286,000 during the same period of 2014. The decrease in 2015 was primarily due to the negative effect on sales from currency translation rates. In local currency sales were up for the first nine months of 2015 compared to the same time last year. The European Division continued to be faced with challenging market conditions particularly in France as agricultural markets were constrained by Europe's overall economic uncertainty.

Gross profit for the first nine months of 2015 was $153,711,000 (23.5% of net sales) compared to $140,856,000 (22.9% of net sales) during the same period in 2014, an increase of $12,855,000. The increase in margin dollars was mainly due to the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $13,625,000. Negatively affecting both the gross margin and margin percent during the first nine months of 2015 and 2014 respectively, were $2,740,000 and $1,139,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $101,578,000 (15.5% of net sales) during the first nine months of 2015 compared to $93,903,000 (15.3% of net sales) during the same period of 2014, an increase of $7,675,000. The increase in SG&A for the first nine months of 2015 was primarily from the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $10,386,000. Included in the SG&A expenses for the Specialized business units were $2,339,000 in 2015 and $676,000 in 2014 of amortization expenses related to the valuation of the intangible assets.

Interest expense was $5,142,000 for the first nine months of 2015 compared to $2,780,000 during the same period in 2014, a increase of $2,362,000. The increase in 2015 came from increased borrowings due to the acquisition of the Specialized units and to a lesser extent the repurchase of 849,690 shares of common stock which occurred late in the third quarter of 2014.

Other income (expense), net was $2,243,000 of income during the first nine months of 2015 compared to $1,048,000 of income in the first nine months of 2014. The income in 2015 and 2014 were primarily the result of changes in exchange rates. The income in 2014 also included a gain on the sale of a manufacturing facility in the amount of $795,000.

Provision for income taxes was $17,529,000 (35.5%) in the first nine months of 2015 compared to $15,558,000 (34.3%) during the same period in 2014. The increased tax rate in the first nine months of 2015 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

The Company's net income after tax was $31,825,000 or $2.77 per share on a diluted basis for the first nine months of 2015 compared to $29,800,000 or $2.43 per share on a diluted basis for the first nine months of 2014. The increase of $2,025,000 resulted from the factors described above.

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

As of September 30, 2015, the Company had working capital of $303,936,000 which represents an increase of $1,000 from working capital of $303,935,000 of December 31, 2014.

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis for a total consideration of approximately $4.0 million subject to certain post-closing adjustments. This acquisition is being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. These allocations reflect provisional estimates that were available at the time and are subject to change during the measurement period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market; therefore, Herder will be reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition to September 30, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended September 30, 2015 and 2014.

Capital expenditures were $7,030,000 for the first nine months of 2015, compared to $6,689,000 during the first nine months of 2014.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings.  There were no shares purchased in 2015 pursuant to this authorization.  The authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

Net cash (used in) provided by financing activities was $(15,659,000) and $153,648,000 during the nine month period ending September 30, 2015 and September 30, 2014, respectively. The Company had $175,000,000 borrowed from its revolving credit facility at September 30, 2015 compared to $190,000,000 borrowings at September 30, 2014. The net cash provided by financing activities in 2014 was from increased borrowings under our bank credit facility due to the acquisition of the Specialized business units and the repurchase of the 849,690 shares of common stock in September of 2014.

The Company had $39,572,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2015. The majority of these funds are at our UK and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains a revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the agreement"). The aggregate commitments from lenders under such revolving credit facility is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The the agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The agreement also contains other customary covenants, representations and events of defaults. The termination date of the agreement is May 12, 2019. As of September 30, 2015, $175,000,000 was outstanding under the agreement. On September 30, 2015, $1,763,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $73,237,000 in available borrowings. As of September 30, 2015, the Company was in compliance with the covenants under the agreement.

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

Business Combinations

In the last ten years, we have acquired 13 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of intangible assets. However, with the 2014 acquisition of the Specialized business units, we acquired a significant amount of intangible assets. We identified the following intangible assets in the acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. In valuing certain acquired intangible assets, we used both excess earnings and relief from royalty methodologies, which are forms of discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment, and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of the acquisition and we utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for the acquisition. As of September 30, 2015, we had $48,408,000 in intangible assets (net of accumulated amortization) and $44,023,000 in goodwill directly attributable to the Specialized acquisition.

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

The allowance for doubtful accounts was $3,297,000 at September 30, 2015 and $2,853,000 at December 31, 2014. The increase came from additional reserves required in the Company's U.S. operations.

Sales Discounts

At September 30, 2015 the Company had $13,337,000 in reserves for sales discounts compared to $15,999,000 at December 31, 2014 on products shipped to our customers under various promotional programs. The decrease was primarily due to additional discounts taken on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $8,050,000 at September 30, 2015 and $7,601,000 at December 31, 2014 in reserve to cover obsolete and slow moving inventory.  The increase in reserve for obsolescence resulted from the Company's review during its normal course of business.  The policy regarding obsolete and slow moving inventory states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,313,000 at September 30, 2015 and $5,913,000 at December 31, 2014. The decrease was mainly from the Company's Industrial Division.

Product Liability

At September 30, 2015 the Company had accrued $261,000 in reserves for product liability cases compared to $240,000 at December 31, 2014.  The Company accrues primarily on a case by case basis and adjusts the balance quarterly.

The S.I.R. (Self Insurance Retention) for all U.S. products is $100,000 per claim or less. The Company also carries product liability coverage in Europe, Canada, Brazil and Australia which contain substantially lower S.I.R.’s or deductibles.

Goodwill and Intangible Assets

We test goodwill and intangible assets for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. Management considers this accounting change preferable because it allows the Company additional time to complete the annual goodwill test. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We perform our annual goodwill and intangible assets impairment test and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill and intangible assets for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying value, the goodwill and intangible assets are not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill and intangible assets are calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill and intangible assets are less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of September 30, 2015, the Company had $76,082,000 of goodwill, which represents 12% of total assets and $53,908,000 of intangible assets which represents 8% of total assets.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2015, the Company had $3,049,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $457,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $8,190,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,120,000 for the nine month period ending September 30, 2015.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,448,000 for the nine month period ended September 30, 2014.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the third quarter 2015 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $875,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 1 - Legal Proceedings

For a description of legal proceedings, see Note 16 Contingent Matters to our condensed consolidated financial statements.

Item 1A - Risk Factors

There have not been any material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2 - None

Item 3 - None

Item 4 - None

Item 5. - Other Information

(a) Reports on Form 8-K

None

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

November 6, 2015	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)