Form 10-K
period 2015-12-31
ALAMO GROUP INC
filed 2016-03-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2015 (based upon the last reported sale price of $54.64 per share) was approximately $601,953,308 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 29, 2016 was 11,429,852 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2016 Annual Meeting of Stockholders to be held on May 5, 2016 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 3,030 employees and operates a total of twenty-five plants in North America, Europe, Australia and Brazil. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America and Western Europe.

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

In 2001, the Company acquired all of the assets of SMC Corporation (“SMC”). SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturer (“OEM”) customers and its own SMC brand. This acquisition expanded the product range of our agricultural division and has since been consolidated into the Company's Gibson City, Illinois location.

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

In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements offered in the French market and is currently being restructured and consolidated into the Company's Neuville, France location.

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

In 2013, the Company acquired substantially all of the assets and assumed certain specified liabilities of Superior Equipment Australia PTY. LTD ("Superior"). Superior is a small Australian-based manufacturer of agricultural mowing equipment and other attachments, parts, and services. The equipment is sold through dealers primarily to agricultural end-users with some sold to governmental entities in Australia. Superior has been combined into the Company's Fieldquip location.

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

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP.  The purchase included the businesses of Super Products LLC ("Super Products"), Wausau-Everest LP ("Wausau") & ("Everest")and Howard P. Fairfield LLC ("H.P. Fairfield") as well as several related entities ("Specialized"), including all brand names and related product names and trademarks. The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition increased our product offering and enhanced our market position both in vacuum trucks and snow removal equipment primarily in North America.

On March 10, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers and other agricultural implements which are sold direct and through dealers to the sugar cane, orchard and other agricultural markets as well as the roadside maintenance market. This acquisition allowed the Company to establish a presence in Brazil, one of the largest agricultural markets in the world.

Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, Fieldquip®, Herder®, McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

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

Gradall produces a range of excavators based on high-pressure hydraulic telescoping booms which are sold through dealers primarily to governmental agencies and related contractors, and to a lesser extent the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers.

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

Super Products produces truck-mounted vacuum trucks, combination sewer cleaners and hydro excavators. Its products are sold to municipalities, utilities and contractors through a nationwide distributor network. Super Products also operates a network of five rental stores that provide short and long-term rental contracts for its products. Rental customers are primarily contractors serving the petrochemical, petroleum production and refining industries. A portion of the sales of Super Products includes truck chassis which are not manufactured by the Company.
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
Agricultural Division

Bush Hog, Rhino and Earthmaster equipment is generally sold to farmers, ranchers and other end users to clear brush, mow grass, maintain pastures and unused farmland, shred crops, till fields, haymaking and other applications. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary mowers, finishing mowers, flail mowers, disc mowers, zero turn radius mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts.

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

Herder gives the Company a presence in the Brazilian agricultural market, one of the largest in the world. It is also the first step in establishing a position in the market and allows us to purse organic growth and further acquisitions. Herder manufacturers and distributes flail mowers and various other agricultural equipment direct and through dealers. Its products are used in sugar cane, orchards and other agricultural markets.

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

Bomford equipment includes hydraulic, boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts. Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., Ireland and France and, to a lesser extent, other countries in Europe, North America, Australia and Asia. Bomford’s sales network is similar to that of McConnel in the U.K. Rhino sells some of Bomford’s product line in the U.S.

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

Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. In addition, Faucheux also markets certain agricultural related products from other company units and third party suppliers. During the fourth quarter of 2015, the Company announced it was restructuring and consolidating the Faucheux facility into the Company's Neuville, France location.

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

Replacement Parts
The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 18%, 20% and 21% of the Company’s total sales for the years ended December 31, 2015, 2014 and 2013, respectively. The majority of the decline in percentage sales of spare parts relates to the 2014 acquisition of the units of Specialized which has a lower mix of parts as a percentage of sales. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2015, the Company employed 163 people in its various engineering departments, 96 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $8,590,000 in 2015, $8,427,000 in 2014 and $7,164,000 in 2013. As a percentage of sales, research and development was approximately 1.0% in 2015, 1.0% in 2014 and 1.1% in 2013, and is expected to continue at similar levels in 2016.

Seasonality

The Company’s sales, for both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is typically lower in harsh weather. The Company utilizes an annual twelve-month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2015, the Company had unfilled customer orders of $162,959,000 compared to $160,910,000 at December 31, 2014. Management expects that substantially all of the Company’s backlog as of December 31, 2015 will be shipped during fiscal year 2016. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2015, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by the Company.

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

Patents and Trademarks

The Company owns various U.S. and international patents. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The net book value of patents and trademarks was $27,590,000 and $28,916,000 as of December 31, 2015 and 2014, respectively.

The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, Nite-Hawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, Bush Hog®, Rhino®, Earthmaster®, Herschel®, Valu-Bilt®, Schulte®, Superior®, Fieldquip®, Herder® McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs), as well as other trademarks and trade names.

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

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities. The remediation process has been completed. On August 6, 2015, Bush Hog received a letter of concurrence from the Alabama Department of Environmental Management concluding that Bush Hog had successfully remediated that property and that the site was eligible for liability protection under the Land Recycling and Economic Redevelopment Act for contamination discovered and addressed under Bush Hog's voluntary cleanup plan.

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

Employees

As of December 31, 2015, the Company employed approximately 3,030 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 184 employees and will expire on March 12, 2017, and at the Tenco facility in Canada covering 82 employees which expired on December 31, 2015 and is operating under the expired contract terms for the next twelve months. The Company’s European operations, McConnel, Bomford, Spearhead, Twose, AMS-UK, Kellands, SMA, Forges Gorce, Faucheux, Rousseau and Rivard, also have various collective bargaining agreements covering 910 employees. The Company considers its employee relations to be satisfactory.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to hire and retain quality employees; and

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	increase in unfunded pension plan liabilities due to financial market deterioration;

•	price and availability of energy and critical raw materials, particularly steel and steel products;

•	increased competition;

•	our ability to develop and manufacture new and existing products profitably;

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•	increased costs of complying with new regulations;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	the inability of our suppliers, creditors, public utility providers and financial and other service organizations to deliver or provide their products or services to us;

•	abnormal seasonal factors in our industry;

•	legal actions and litigation;

•	impairment in the carrying value of goodwill;

•	changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

•	government actions, including but not limited to budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions; and

•	amount of farm subsidies and farm payments.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2016 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	63	President and Chief Executive Officer
Dan E. Malone	55	Executive Vice President and Chief Financial Officer
Robert H. George	69	Vice President, Secretary and Treasurer
Richard J. Wehrle	59	Vice President and Controller
Edward T. Rizzuti	46	Vice President and General Counsel
Geoffrey Davies	68	Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard H. Raborn	50	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	56	Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Edward T. Rizzuti was appointed Vice President and General Counsel of Alamo Group Inc. effective July 15, 2015. Prior to joining the Company, Mr. Rizzuti previously served from 2010 to 2015 as Vice President, General Counsel and Secretary for Erickson Incorporated, a publicly traded aircraft manufacturing and operating company based in Portland, Oregon.

Geoffrey Davies, OBE and PhD, has been Managing Director of Alamo Group (EUR) Ltd. since December 1993 and was appointed Vice President of the Company in February 2003. From 1988 to 1993, Dr. Davies served McConnel Ltd., a U.K. company acquired by Alamo Group in 1991, in various capacities including serving as its Marketing Director from February 1992 until December 1993.

Richard H. Raborn was appointed Vice President of Alamo Group Inc. effective April 6, 2015. Mr. Raborn is Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural Division. Prior to joining the Company, Mr. Raborn was Vice President and General Manager of the Powertrain Metal Division for Illinois Tool Works (ITW) from 2009 to 2015. ITW is one of the world's leading diversified manufacturers of specialized industrial equipment, consumables and related service business. Mr Raborn replaced Richard D. Pummell who retired from the Company in May 2015.

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary/deflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2015, goodwill was $75,509,000, which represents 13% of total assets.

The Company recognized no goodwill impairment in 2015, 2014 or 2013. During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. During the 2015 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2015 would not result in an impairment of goodwill for any of the reporting units.

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

In addition, in the ordinary course of our business, we collect and store sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information or other sensitive information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the information security measures we have taken, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business and operating results.

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

We have operations in a number of countries outside of the United States and we source raw materials and components globally. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

•	limitations on ownership and on repatriation of earnings;

•	import and export restrictions, tariffs and quotas;

•	additional expenses relating to the difficulties and costs of staffing and managing international operations;

•	labor disputes and uncertain political and economic environments and the impact of foreign business cycles;

•	changes in laws or policies;

•	changes in any international trade agreements, such as any changes in European Union membership;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	potentially adverse consequences resulting from the applicability of foreign tax laws;

•	cultural differences;

•	increased expenses due to inflation;

•	weak economic conditions in foreign markets where our subsidiaries distribute their products;

•	changes in currency exchange rates;

•	disruptions in transportation and port authorities; and

•	regulations involving international freight shipments.

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

In general, agricultural and governmental end-users typically purchase new equipment during the first and second calendar quarters. Other products such as street sweepers, excavators, snow removal equipment, front-end loaders and pothole patchers have different seasonal patterns, as do replacement parts in general. In attempting to achieve efficient utilization of manpower and facilities throughout the year, we estimate seasonal demand months in advance and manufacturing capacity is scheduled in anticipation of such demand. We utilize an annual plan with updated quarterly sales forecasts provided by our marketing divisions and order backlog in order to develop a production plan for our manufacturing facilities. In addition, many of our marketing departments attempt to equalize demand for their products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms, on equipment that is ordered during off-season periods. Because we spread our production and wholesale shipments throughout the year to take into account the factors described above, sales in any given period may not reflect the timing of dealer orders and retail demand.

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

Acquisitions are an important part of our growth strategy. We have completed a number of acquisitions over the past several years. We recently consummated three acquisitions in 2014; our acquisition of Fieldquip in Australia in April 2014; our acquisition of Kellands in the U.K., also in April 2014; and our acquisition of the Specialized business units in the U.S. in May 2014. We expect to consider opportunities and make additional acquisitions in the future, but we may not find suitable acquisition targets or be able to consummate desired acquisitions due to among other things, unfavorable credit markets or other risks, which could harm our operating results. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

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

The products we manufacture or sell, particularly engines, are subject to increasingly stringent environmental emissions regulations. For instance, the EPA has adopted increasingly stringent engine emissions regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. As of January 1, 2012, such requirements expanded to additional horsepower categories and, accordingly, apply to more of the products we sell. While we have developed and implemented plans to achieve full and timely compliance with these requirements, our ability to meet the Tier 4 requirements is subject to many variables, some of which are beyond our direct control. If we fail to meet the Tier 4 requirements and any other EPA emission standards that are currently in place or that may be introduced in the future, our ability to sell our products into the market may be limited, which could have a material adverse effect on our competitive position and financial results.

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

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, Canada and Australia, as a result of the sale of our products in international markets. While we do enter into foreign exchange contracts to protect against such fluctuations to an extent (primarily in the U.K. market), we cannot assure you that we will be able to effectively manage these risks. Significant long-term fluctuations in relative currency values, such as a devaluation of the Euro against the U.S. dollar, could have an adverse effect on our future results of operations or financial condition.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2015 ranged from $64.34 to $44.30 per share, and during 2014 from $60.00 to $38.33 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2015, 11,424,852 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 414,111 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 4, 2016, the Board of Directors of the Company increased its quarterly dividend from $.08 per share to $.09 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include supermajority voting requirements, prohibiting the stockholder from calling stockholder meetings, and prohibiting shareholder actions by written consent. Our Certificate of Incorporation and By-laws state that any amendment to certain provisions, including those provisions regarding the removal of directors and limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater shareholder for a period of three years from the date such person acquired such status unless certain board or shareholder approvals were obtained.

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

As of December 31, 2015, four investors Henry Crown and Company, Royce & Associates, LLC, Dimensional Fund Advisors LP, and BlackRock, Inc. beneficially owned approximately 38% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, Bgear Investors LLC and Henry Crown and Company, were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2015, the Company utilized thirteen principal manufacturing plants located in the United States, seven in Europe, three in Canada, one in Australia and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama*	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-End Loaders and Backhoes and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Chartres, France*	136,000	Owned	Front-end Loaders, Backhoes and Attachments for Faucheux and McConnel
Huntsville, Alabama*	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Leased	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Englefeld, Saskatchewan, Canada*	85,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Leavenworth, Kansas*	70,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Milwaukee, Wisconsin	62,000	Leased	Hydro-excavator trucks for Super Products
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Skowhegan, Maine	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
New Berlin, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Ayer's Cliff, Quebec, Canada*	35,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Birdlip, England*	14,000	Leased	Self-propelled Sprayers and a variety of Multi-Drive Load Carrying Equipment for Kellands
Matao, Brazil*	12,000	Leased	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	214,500	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	10,400	Owned	Corporate Office
Total	3,859,400	0.8641498679
     * Principal manufacturing plants
Approximately 86% of the manufacturing, warehouse and office space is owned. In November of 2015, the Company restructured and consolidated the Faucheux facility in Chartres, France into its Rousseau location and the Company listed the Chartres property for sale or lease. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities. The remediation process has been completed. On August 6, 2015, Bush Hog received a letter of concurrence from the Alabama Department of Environmental Management concluding that Bush Hog had successfully remediated that property and that the site was eligible for liability protection under the Land Recycling and Economic Redevelopment Act for contamination discovered and addressed under Bush Hog's voluntary cleanup plan.

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and requested a new trial. A hearing on the appeal was held on October 8, 2015.  A final ruling on the appeal is expected in 2016.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 29, 2016, there were 11,429,852 shares of common stock outstanding, held by approximately 79 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 29, 2016, the closing price of the common stock on the New York Stock Exchange was $51.89 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2015				2014
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2015	$63.39	$44.74	$.08	March 31, 2014	$60.65	$46.87	$.07
June 30, 2015	64.45	48.10	.08	June 30, 2014	57.86	49.50	.07
September 30, 2015	55.12	44.48	.08	September 30, 2014	55.84	40.75	.07
December 31, 2015	57.51	43.98	.08	December 31, 2014	52.13	37.93	.07

On January 4, 2016, the Board of Directors of the Company declared a quarterly dividend of $.09 per share which was paid on January 29, 2016 to holders of record as of January 15, 2016. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10‑K for a further description of the bank revolving credit agreement.

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

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2014 or in 2015. The authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock  during a five-year period ended December 31, 2015, as well as the performance of an overall stock market index (the S&P 500 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Alamo Group Inc.	100.00	97.75	119.40	223.58	179.47	194.23
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operations:
Net sales	$879,577	$839,055	$682,090	$633,031	$607,726
Income before income taxes	66,867	60,605	51,388	43,446	48,129
Net income	43,209	41,151	36,094	28,903	32,687
Percent of sales	4.9%	4.9%	5.3%	4.6%	5.4%
Earnings per share
Basic	3.81	3.47	3.00	2.43	2.76
Diluted	3.76	3.42	2.96	2.40	2.73
Dividends per share	0.32	0.28	0.28	0.24	0.24
Average common shares
Basic	11,349	11,875	12,050	11,899	11,848
Diluted	11,482	12,039	12,212	12,058	11,966
Financial Position:
Total assets	$603,503	$632,886	$438,476	$404,339	$381,665
Short-term debt and current maturities	77	551	420	588	1,190
Long-term debt, excluding current maturities	144,006	190,024	8	118	8,621
Stockholders’ equity	$360,469	$337,670	$350,465	$310,286	$277,276

(1)   Includes the results of operations of companies acquired from the closing dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
And Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2015	2014	2013

Industrial	$498,761	$436,018	$297,857
Agricultural	208,257	214,326	219,354
European	172,559	188,711	164,879
Total net sales	$879,577	$839,055	$682,090

Cost and profit margins, as percentages of net sales:

Cost of sales	77.0%	77.4%	76.8%
Gross profit	23.0%	22.6%	23.2%
Selling, general and administrative expenses	15.5%	15.1%	15.8%
Income from operations	7.6%	7.5%	7.4%
Income before income taxes	7.6%	7.2%	7.5%
Net income	4.9%	4.9%	5.3%

Results of Operations

Fiscal 2015 compared to Fiscal 2014

The Company’s net sales in the fiscal year ended December 31, 2015 (“2015”) were $879,577,000, an increase of $40,522,000 or 4.8% compared to $839,055,000 for the fiscal year ended December 31, 2014 (“2014”). The increase resulted primarily from a full year effect of sales in 2015 from the Specialized business units and other acquisitions compared to a partial year in 2014. This netted an additional $62,944,000 of sales in 2015. In the Company's Industrial Division sales of excavators, sweepers, and snow removal products were up in 2015 compared to 2014, however sales of mowing equipment and vacuum trucks were down due to adverse weather conditions early in the year and soft markets in the non-governmental sector. Agricultural Division sales were down 2.8% for 2015 due to a weak agricultural market compared to 2014. Sales in the European Division were down 8.6% in U.S. dollars as sales of UK and European products were lower 2015 as compared to 2014 primarily as a result of the impact of changes in currency translation rates.

Net Industrial sales were $498,761,000 in 2015 compared to $436,018,000 in 2014, an increase of $62,743,000 or 14.4%. The increase came primarily from the acquisition of the Specialized business units which netted additional sales of $57,887,000 in 2015. Also, favorably affecting sales were increases from sweeper, excavator, and snow removal equipment product lines. Negatively affecting sales were lower sales volumes of mowing equipment and vacuum trucks.

Net Agricultural sales were $208,257,000 in 2015 compared to $214,326,000 in 2014, representing a decrease of $6,069,000 or 2.8%. The decrease in sales for 2015 compared to 2014 was driven by lower commodity prices and reduced farm income that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2015. Sales from Herder which was acquired in March 2015, contributed $2,603,000 for 2015.

Net European sales decreased $16,152,000 or 8.6% to $172,559,000 in 2015 compared to $188,711,000 in 2014. The decrease in 2015 was primarily due to the negative effect on sales from changes in currency translation rates. The European Division continued to be faced with challenging market conditions particularly in France as agricultural markets were constrained by Europe's overall economic uncertainty.

Gross margins for 2015 were $202,448,000 (23.0% of net sales) compared to $189,228,000 (22.6% of net sales) in 2014, an increase of $13,220,000. The increase in margin dollars was mainly due to the full year effect from the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $14,012,000. Negatively affecting both the gross margin and margin percent during 2015 and 2014, respectively, were $2,740,000 and $2,578,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $135,920,000 (15.5% of net sales) in 2015 compared to $126,564,000 (15.1% of net sales) in 2014. The increase of $9,356,000 in SG&A in 2015 was primarily from the acquisitions of the Specialized business units, Kellands and Fieldquip in the amount of $8,953,000 and $2,941,000 in costs related to the restructuring and consolidation of the Company's Faucheux operation in France. Included in the SG&A expenses for the Specialized business units were $3,113,000 in 2015 and $1,999,000 in 2014 of amortization of acquired intangible assets.

Interest expense for 2015 was $6,724,000 compared to $4,037,000 in 2014, an increase of $2,687,000 or 66.6%.The increase in 2015 came from increased borrowings due to the acquisition of the Specialized business units and to a lesser extent the repurchase of 849,690 shares of common stock which occurred late in the third quarter of 2014.

Other income (expense), net was income of $6,874,000 during 2015 compared to income of $1,767,000 in 2014. The income in 2015 was primarily from the gain on the sale of excess land in the U.K. in the amount of $3,796,000 and changes in exchange rates. In 2014 the gain was mainly the result of changes in exchange rates and governmental grants received in the U.K.

Provision for income taxes was $23,658,000 (35.4% of income before income taxes) for 2015 compared to $19,454,000 (32.1% of income before income taxes) in 2014. The increase in the effective income tax rate for 2015 compared to 2014 reflects the acquisition of the Specialized business units which are located in jurisdictions subject to tax rates above the Company's average.

Net income for 2015 was $43,209,000 compared to $41,151,000 in 2014 due to the factors described above.

 Fiscal 2014 compared to Fiscal 2013

The Company’s net sales in the fiscal year ended December 31, 2014 (“2014”) were $839,055,000, an increase of $156,965,000 or 23.0% compared to $682,090,000 for the fiscal year ended December 31, 2013 (“2013”). The increase was mainly from the acquisitions of the Specialized business units contributing $107,370,000, Kellands contributing $8,201,000, Fieldquip contributing $2,178,000 and Superior contributing $1,941,000. Also, improved sales in the Company's Industrial Division, which was up 10.3%, excluding the impact of the acquisition of the Specialized business units, was a contributing factor. Agricultural Division sales excluding the acquisitions of Fieldquip and Superior were down 4.2% for 2014 mainly from declining crop prices, a weak overall agricultural market and adverse weather conditions throughout 2014. Sales in the European Division were up 9.5% in 2014 compared to 2013 as sales of UK products remained strong along with favorable exchange rates. Overall conditions in the European economy remain weak but showed some signs of improvement during 2014.

Net Industrial sales were $436,018,000 in 2014 compared to $297,857,000 in 2013, an increase of $138,161,000 or 46.4%. The increase came primarily from the acquisition of the Specialized business units contributing $107,370,000. Also, favorably affecting sales were increases from mower, sweeper, excavator, vacuum trucks and snow equipment product lines.

Net Agricultural sales were $214,326,000 in 2014 compared to $219,354,000 in 2013, representing a decrease of $5,028,000 or 2.3%. The decrease in sales compared to 2013 was from lower commodity prices and higher farm input costs that resulted in softer market conditions in the agricultural market. Also affecting this Division were the prolonged winter weather conditions during the first quarter of 2014 along with other pockets of adverse weather conditions through out the year. Excluding the impact of the acquisitions of Fieldquip and Superior, sales were down 4.2%.

Net European sales increased $23,832,000 or 14.5% to $188,711,000 in 2014 compared to $164,879,000 in 2013. The increase in 2014 was partially due to the Kellands acquisition in the amount of $8,201,000 and improved sales in the UK operations as well as at Rivard in France. Also affecting sales favorably were changes in currency exchange rates. The European Division continued to be faced with challenging market conditions and both our governmental and agricultural markets were constrained by Europe's overall economic uncertainty.

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

Selling, general and administrative expenses (“SG&A”) were $126,564,000 (15.1% of net sales) in 2014 compared to $107,773,000 (15.8% of net sales) in 2013. The increase of $18,791,000 in SG&A in 2014 was primarily due to the acquisitions of the Specialized business units contributing $15,454,000 and Kellands and Fieldquip contributing $1,187,000. Also, there were $2,079,000 of acquisition expenses, $668,000 of costs related to the repurchase agreement with a long term major shareholder and the subsequent follow-on offering of their remaining shares and $1,015,000 of additional stock option expense related to the accelerated vesting options to retirement eligible recipients. The Company also had increased trades show and advertising expenses, recruiting and relocation expenses and increased costs related to IT projects.

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

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s inventory and accounts payable levels, particularly in its Agricultural Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales. These sales help balance the Company’s production during the first and fourth quarters. Some of the Company’s recent acquisitions which are not involved in vegetation maintenance have helped to soften this seasonality pattern.

As of December 31, 2015, the Company had working capital of $277,862,000, which represents a decrease of $26,073,000 from working capital of $303,935,000 as of December 31, 2014. The decrease in working capital was primarily from the reduction of inventory levels and the Company's adoption of ASU No. 2015-17, "Balance Sheet

Classification of Deferred Taxes" which requires entities to present deferred assets and deferred tax liabilities as noncurrent in a classified balance sheet.

Capital expenditures were $15,479,000 for 2015, compared to $9,806,000 for 2014. The increase in 2015 was primarily related to the purchase of the land and buildings at the Company's Wausau facility in the amount of $4,745,000. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

On September 24, 2014, the Company was authorized by its Board of Directors to enter into a Share Repurchase Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (“Capital Southwest”). Pursuant to the Repurchase Agreement, the Company repurchased 849,690 shares of the Company’s common stock owned by Capital Southwest at a purchase price of $40.255 per share. The closing price of the Company’s common stock on the New York Stock Exchange on September 24, 2014 was $41.50 per share. The Company financed the repurchase through borrowings under its revolving credit facility. The Company completed the transaction on September 25, 2014 and subsequently retired all 849,690 shares.

In addition to the Share Repurchase Agreement, the Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. There were no shares repurchased in 2014 or in 2015 under this authorization. The authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

The Company has $23,524,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2015. The majority of these funds are at our U.K. and Canadian facilities and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Net cash provided by operating activities was $52,560,000 for 2015, compared to $30,210,000 for 2014. The increase of cash from operating activities was from decreases in inventory levels in the Company's U.S. operations and higher earnings from the full year affect of the Specialized acquisition.

Net cash used in investing activities was $14,698,000 for 2015, compared to $204,831,000 for 2014. The increase in net cash used in 2014 was from the acquisitions of Specialized, Kellands, and Fieldquip and to a lessor extent from a gain on the sale of excess land in the U.K.

Net cash used by financing activities was $48,196,000 for 2015, compared to net cash provided of $152,732,000 for 2014. The net cash provided in 2014 was a result of the increased borrowings on our bank credit facility due to the acquisition of the Specialized business units and the repurchase of Capital Southwest's shares.

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100,000,000 to $250,000,000 to accommodate the acquisition of the Specialized business units and to meet the ongoing needs of the Company's business.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. As of December 31, 2015, the Company was in compliance with the covenants under the Agreement. The expiration date of the revolving credit facility is May 12, 2019. As of December 31, 2015, $144,000,000 was outstanding under the Agreement. On December 31, 2015, $2,303,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $103,697,000 in available borrowings. As of December 31, 2015, the Company is in compliance with the terms and conditions of the Agreement.

Management believes the revolving credit facility and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability, which creates a level of uncertainty.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued an update to these changes based on an announcement of the staff of the SEC. This change provides an exception to the April 2015 FASB changes allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement. These provisions are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of the changes will not materially affect our financial position or results of our operations.

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative.  ASU 2015-11 amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective prospectively for the Company on January 1, 2017, with early adoption permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

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

In November 2015, the FASB issued ASU 2015-17 to simplify the balance sheet presentation of deferred taxes. This ASU requires that deferred taxes and deferred tax liabilities be classified as non-current on the balance sheet. The Company adopted this amendment in the fourth quarter of 2015. The adoption resulted in $6,500,000 of current deferred tax assets and $300,000 of current deferred tax liabilities being reclassified to non-current deferred tax assets and non-current deferred tax liabilities at December 31, 2015 respectively.

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

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2015:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$144,060	$60	$—	$144,000	$—
Capital lease obligations	23	17	6	—	—
Interest obligations	11,429	3,404	6,804	1,221	—
Operating lease obligations	8,336	3,046	3,836	1,259	195
Purchase obligations	117,180	117,180	—	—	—
Total	$281,028	$123,707	$10,646	$146,480	$195

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)	Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.

(C)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2015.

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

Business Combinations

In the last ten years, we have acquired twelve businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

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

The allowance for doubtful accounts balance was $3,484,000 on December 31, 2015, and $2,853,000 on December 31, 2014. The increase was primarily from the Company's U.S. operations.

Sales Discounts

On December 31, 2015, the Company had $15,094,000 in reserves for sales discounts compared to $15,999,000 on December 31, 2014 on product shipped to our customers under various promotional programs. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $9,675,000 on December 31, 2015 and $7,601,000 on December 31, 2014 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,566,000 on December 31, 2015 and $5,913,000 on December 31, 2014. The decrease was primarily in the Company's U.S. operations.

Goodwill & Other Intangible Assets

We test goodwill and definite lived intangible assets for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. Management considers this accounting change preferable because it allows the Company additional time to complete the annual goodwill test. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We perform our annual goodwill and intangible assets impairment test and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill and intangible assets for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying value, the goodwill and intangible assets are not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill and intangible assets are calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill and intangible assets are less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The Company has indefinite-lived assets that consist of trade names and are not subject to amortization. The Company tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2015, goodwill was $75,509,000, which represents 13% of total assets.

The Company recognized no goodwill impairment in 2015, 2014 or 2013. During the 2015 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2015 would not result in an impairment of goodwill for any of the reporting units.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts for over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2015, the Company had a notional amount of $4,309,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $646,000. However, since these contracts offset foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries, and Canada, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2015, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $5,424,000. Comparatively, on December 31, 2014, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $5,906,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2015 was a loss of $20,112,000. On December 31, 2015, the British pound closed at 0.6786 relative to the U.S. dollar, and the Euro closed at 0.9207 relative to the U.S. dollar. By comparison, on December 31, 2014, the British pound closed at 0.6419 relative to the U.S. dollar, and the Euro closed at 0.8265 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2015 average interest rate under these borrowings, the Company’s 2015 interest expense would have changed by approximately $3,890,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 47 through 81 of this report are incorporated herein by reference.
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,”Compensation Committee Report” and “Director Compensation during 2015.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2015, the last day of Alamo Group Inc.’s 2015 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
First Amended and Restated 1999 Non-Qualified Stock Option Plan	33,300	$16.59	—
2005 Incentive Stock Option Plan	224,945	$32.13	—
2009 Equity Incentive Plan	126,616	$41.59	232,522
2015 Incentive Stock Option Plan	29,250	$53.94	370,750
Plans not approved by stockholders	—	—	—
Total	414,111		603,272

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2015.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 4 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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
Filed as Exhibit 10.1 to Form 8-K, April 17, 2014
2.4	—	Third Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as May 9, 2014.	Filed as Exhibit 10.1 to Form 8-K, May 14, 2014
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 10-K, March 11, 2014
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009

10.9		Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, August 25, 2004
10.10	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.11	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.12	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.13	—
Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank
Filed as Exhibit 10.12 to Form 10K, March 10, 2009
10.14	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 5, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10 Q, November 9, 2009
10.15	—	Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8K, March 28, 2011
10.16	—
Ninth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 14, 2014, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.
Filed as Exhibit 10.2 to Form 8K, May 14, 2014
*10.17	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.18	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.19	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.20	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.21	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.22	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2011
*10.23	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.24	—	Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8-K, March 11, 2011
*10.25	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, May 3, 2013
10.26	—	Share Repurchase Agreement	Filed as Exhibit 10.1 to Form 8-K, September 25, 2014

*10.27		2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, May 7, 2015
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 4, 2016
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 4th day of March, 2016.

Signature	Title

/s/GARY L. MARTIN Gary L. Martin	Chairman of the Board & Director

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/RODERICK R. BATY Roderick R. Baty	Director

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/HELEN W. CORNELL Helen W. Cornell	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/DAVID W. GRZELAK David W. Grzelak	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2015, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 4, 2016	/s/Ronald A. Robinson
President & Chief Executive Officer
(Principal Executive Officer)

/s/Dan E. Malone
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Houston, Texas
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alamo Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Houston, Texas
March 4, 2016

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,922	$39,533
Accounts receivable, net	178,305	175,008
Inventories	150,758	166,088
Deferred income taxes	—	4,712
Prepaid expenses	5,410	4,415
Income tax receivable	1,491	3,546
Total current assets	362,886	393,302

Rental equipment, net	37,564	33,631

Property, plant and equipment	178,044	171,667
Less: Accumulated depreciation	(107,094)	(100,497)
	70,950	71,170

Goodwill	75,509	75,691
Intangible assets, net	52,950	56,984
Deferred income taxes	1,475	642
Other assets	2,169	1,466
Total assets	$603,503	$632,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,486	$47,741
Income taxes payable	1,320	52
Accrued liabilities	38,141	41,002
Current maturities of long-term debt and capital lease obligations	77	551
Deferred income taxes	—	21
Total current liabilities	85,024	89,367

Long-term debt and capital lease obligation, net of current maturities	144,006	190,024
Accrued pension liabilities	4,499	5,714
Other long-term liabilities	5,782	5,656
Deferred income taxes	3,723	4,455
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,392,236 and 11,306,650 issued at December 31, 2015 and December 31, 2014, respectively	1,139	1,130
Additional paid-in capital	96,778	93,849
Treasury stock, at cost; 42,600 shares at December 31, 2015 and December 31, 2014	(426)	(426)
Retained earnings	299,057	259,476
Accumulated other comprehensive loss	(36,079)	(16,359)
Total stockholders’ equity	360,469	337,670
Total liabilities and stockholders’ equity	$603,503	$632,886

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Net sales:
Industrial	$498,761	$436,018	$297,857
Agricultural	208,257	214,326	219,354
European	172,559	188,711	164,879
Total net sales	879,577	839,055	682,090
Cost of sales	677,129	649,827	523,580
Gross profit	202,448	189,228	158,510

Selling, general and administrative expenses	135,920	126,564	107,773
Income from operations	66,528	62,664	50,737

Interest expense	(6,724)	(4,037)	(1,161)
Interest income	189	211	186
Other income (expense), net	6,874	1,767	1,626
Income before income taxes	66,867	60,605	51,388

Provision for income taxes	23,658	19,454	15,294
Net income	$43,209	$41,151	$36,094

Net income per common share:
Basic	$3.81	$3.47	$3.00
Diluted	$3.76	$3.42	$2.96
Average common shares:
Basic	11,349	11,875	12,050
Diluted	11,482	12,039	12,212

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013

Net income	$43,209	$41,151	$36,094
Other comprehensive (loss) income:
Foreign currency translation adjustment	(20,112)	(16,331)	479
Net gain (loss) on pension and other postretirement benefits	544	(4,938)	6,706
Other comprehensive (loss) income before income tax (benefit) expense	(19,568)	(21,269)	7,185
Income tax (expense) benefit related to items of other comprehensive (loss) income	(152)	1,872	(2,516)
Other comprehensive (loss) income	$(19,720)	$(19,397)	$4,669
Comprehensive income	$23,489	$21,754	$40,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2012	11,986	$1,203	$88,660	$(426)	$222,480	$(1,631)	$310,286
Net income	—	—	—	—	36,094	—	36,094
Translation adjustment	—	—	—	—	—	479	479
Net actuarial loss arising during period net of taxes	—	—	—	—	—	4,190	4,190
Stock-based compensation	—	—	1,501	—	—	—	1,501
Exercise of stock options	85	8	1,278	—	—	—	1,286
Dividends paid ($.28 per share)	—	—	—	—	(3,371)	—	(3,371)
Balance at December 31, 2013	12,071	$1,211	$91,439	$(426)	$255,203	$3,038	$350,465
Net income	—	—	—	—	41,151	—	41,151
Translation adjustment	—	—	—	—	—	(16,331)	(16,331)
Net actuarial gain arising during period net of taxes	—	—	—	—	—	(3,066)	(3,066)
Tax effect of non-qualified stock options	—	—	94	—	—	—	94
Stock-based compensation	—	—	1,986	—	—	—	1,986
Exercise of stock options	43	4	899	—	—	—	903
Repurchased shares	—	—	—	(34,204)	—	—	(34,204)
Retirement of shares	(850)	(85)	(569)	34,204	(33,550)	—	—
Dividends paid ($.28 per share)	—	—	—	—	(3,328)	—	(3,328)
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	43,209	—	43,209
Translation adjustment	—	—	—	—	—	(20,112)	(20,112)
Net actuarial loss arising during period net of taxes	—	—	—	—	—	392	392
Tax effect of exercised non-qualified stock options	—	—	(142)	—	—	—	(142)
Stock-based compensation	—	—	1,057	—	—	—	1,057
Exercise of stock options	86	9	2,014	—	—	—	2,023
Dividends paid ($.32 per share)	—	—	—	—	(3,628)	—	(3,628)
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Operating Activities
Net income	$43,209	$41,151	$36,094
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	965	469	31
Depreciation	18,988	10,645	8,898
Amortization of intangibles	3,113	2,005	—
Amortization of debt issuance	214	183	126
Stock-based compensation expense	1,057	1,986	1,501
Excess tax expense (benefit) from stock-based payment arrangements	142	(94)	—
Provision for deferred income tax expense (benefit)	2,804	(108)	(877)
Gain on sale of property, plant and equipment	(4,046)	(911)	(237)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,657)	(12,596)	(10,515)
Inventories	9,759	(10,993)	776
Rental equipment	(11,699)	(5,184)	—
Prepaid expenses and other	(3,521)	6,661	(925)
Trade accounts payable and accrued liabilities	(1,708)	1,202	4,420
Income taxes payable	3,700	(3,075)	(4,565)
Other assets and liabilities, net	(760)	(1,131)	(3,100)
Net cash provided by operating activities	52,560	30,210	31,627

Investing Activities
Acquisitions, net of cash acquired	(3,465)	(196,467)	(1,002)
Purchase of property, plant and equipment	(15,479)	(9,806)	(13,639)
Proceeds from sale of property, plant and equipment	4,246	1,442	475
Net cash used in investing activities	(14,698)	(204,831)	(14,166)

Financing Activities
Borrowings on bank revolving credit facility	79,000	273,000	—
Repayment on bank revolving credit facility	(125,000)	(83,000)	—
Principal payments on long-term debt and capital leases	(449)	(682)	(399)
Proceeds from issuance of long-term debt	—	767	—
Debt issuance cost	—	(818)	—
Dividends paid	(3,628)	(3,328)	(3,371)
Proceeds from exercise of stock options	2,023	903	1,286
Treasury stock repurchased	—	(34,204)	—
Excess tax (benefit) expense from stock-based payment arrangements	(142)	94	—
Net cash (used in) provided by financing activities	(48,196)	152,732	(2,484)

Effect of exchange rate changes on cash	(2,277)	(2,538)	692
Net change in cash and cash equivalents	(12,611)	(24,427)	15,669
Cash and cash equivalents at beginning of the year	39,533	63,960	48,291
Cash and cash equivalents at end of the year	$26,922	$39,533	$63,960

Cash paid during the year for:
Interest	$6,936	$3,320	$1,118
Income taxes	$18,709	$22,243	$21,580
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

The Company manages its business through three principal reporting segments: Agricultural, Industrial and European, which are discussed in Note 16.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

 The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues, and expenses reported in the financial statements and accompanying notes. Judgments related to asset impairment and certain reserves are particularly subject to change. Actual results could differ from those estimates. Such estimates include, but are not limited to, allowance for doubtful accounts, reserve for sales discounts, estimated realizable value on obsolete and slow-moving inventory; warranty reserve, estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates related to income taxes; and estimates related to contingencies.

Foreign Currency

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss).
The Company enters into foreign currency forward contracts to limit its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. On December 31, 2015, the Company had a notional amount of $4,309,000 in outstanding forward exchange contracts related to sales.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2015 and December 31, 2014, there was no restricted cash.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large numbers and types of customers and their geographic dispersion.
 Inventories

Inventories of U.S. operating subsidiaries are stated at the lower of cost (last-in, first-out method) (“LIFO”) or market, and the Company’s international subsidiaries’ inventories are stated at the lower of cost (first-in, first-out) (“FIFO”) or market. Inventory costs include those costs directly attributable to products, including raw materials, labor and overhead.

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

Long-lived assets

Long-lived assets, such as property, plant and equipment, rental equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares non-discounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an non-discounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2015, goodwill was $75,509,000, which represents 13% of total assets.

The Company recognized no goodwill impairment in 2015, 2014, or 2013. During the 2015 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2015 would not result in an impairment of goodwill for any of the reporting units.

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

 Intangible Assets

The Company has intangible assets with both definite and indefinite useful lives. The definite-lived assets are trade names and trademarks, customer and dealer relationships, and patents and drawings that are subject to amortization with useful lives ranging from 12 years to 25 years. The net book value of these assets at December 31, 2015 was $47,450,000 and $51,484,000 at December 31, 2014.

The indefinite-lived assets not subject to amortization consist of trade names. The net book value of these trade names was $5,500,000 as of December 31, 2015 and December 31, 2014. This consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000. The Company tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

Pensions

The Company records annual amounts relating to its pension and post-retirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

Related Party Transactions

There were no reportable relationships or related party transactions for the years ended December 31, 2015, 2014, and 2013.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to six months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts are estimated using an average of historical discounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. The Company enters into operating lease agreements with customers related to the rental of certain equipment. The rental income is recognized ratably over the term of the leases. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $8,322,000 and $3,435,000 on of December 31, 2015 and December 31, 2014.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2015, 2014, and 2013 was approximately $7,670,000, $7,368,000 and $6,646,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $8,590,000, $8,427,000, and $7,164,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Commitments, Contingencies and Legal Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company's policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

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

Stock-Based Compensation

The Company has granted options to purchase its common stock to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Excess tax benefits or awards that are recognized in equity related to stock option exercises are reflected as cash flows from financing activities in the statement of cash flows.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2015, 2014, and 2013:

	December 31,
	2015	2014	2013

Risk-free interest rate	2.00%	2.24%	1.38%
Dividend yield	0.6%	0.5%	0.8%
Volatility factors	48.8%	48.2%	47.9%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Earnings per common share (“EPS”)

Basic EPS is computed using the weighted-average number of common shares outstanding during the year. The treasury stock method is used to compute diluted EPS which gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for awards granted under the Company’s incentive stock option plans. The treasury stock method assumes proceeds that would be obtained upon exercise of awards granted under the incentive stock option plans are used to purchase outstanding common stock at the average market price during the period.

Fair Value of Financial Instruments

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2015 and 2014, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

2. ACQUISITIONS AND INVESTMENTS

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis for a total consideration of approximately $4.0 million subject to certain post-closing adjustments. This acquisition is being accounted for in accordance with ASC Topic 805 Business Combinations (“ASC Topic 805”). Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. These allocations reflect provisional estimates that were available at the time and are subject to change during the measurement period as valuations are finalized. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market; therefore, Herder will be reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition to December 31, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2014, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended December 31, 2015.

Other Acquisitions

On May 13, 2014 the "Closing Date", the Company acquired all of the operating units of Specialized Industries LP, a portfolio company of ELB Capital Management, LLC.  The purchase included the businesses of Super Products LLC, Wausau-Everest LP and Howard P. Fairfield LLC as well as several related entities ("Specialized"), including all brand names and related product names and trademarks pursuant to the terms of the Membership Interests and Partnership Interests Purchase Agreement dated February 24, 2014. The purchase price consideration was $193 million, on a debt-free basis which included certain post-closing adjustments that were made within 90 days from the acquisition date per the agreement.

In connection with the Specialized acquisition on May 13, 2014, the Company amended its revolving credit facility and increased its line of credit from $100 million to $250 million. The Company financed the acquisition through $190 million of new borrowings under the amended credit facility.

The Specialized acquisition was accounted for in accordance with ASC Topic 805.  Accordingly, the total purchase price has been allocated to assets acquired and liabilities assumed in connection with the Acquisition, based on their fair values as of May 12, 2014.

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

Cash	$2,025
Accounts receivable	16,290
Inventory	47,500
Prepaid expenses	3,223
Rental equipment	28,446
Property, plant & equipment	13,214
Intangible assets	53,900
Other assets	675
Deferred income tax	(6,023)
Other liabilities assumed	(10,962)

Net assets assumed	$148,288

Goodwill	44,611
Acquisition Price	$192,899

Intangible assets determined to be definite-lived assets and are broken down as follows:

(in thousands)	Estimated Useful Lives	Value at Acquisition
Definite:
Trade names and trademarks	25	$22,200
Customer and dealer relationships	14	29,700
Patents and drawings	12	2,000
Total		$53,900

The valuation did not identify indefinite-lived assets during the analysis.

This allocation resulted in goodwill of $44.6 million, all of which has been assigned to the Company's Industrial reporting segment. $31.5 million of goodwill is tax deductible. The recognized goodwill is primarily attributable to expected synergies in both the vacuum truck and snow removal product lines.

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

(in thousands, except per share amounts)	2015	2014	2013

Net income	$43,209	$41,151	$36,094

Average common shares:
Basic (weighted-average outstanding shares)	11,349	11,875	12,050
Dilutive potential common shares from stock options	133	164	162
Diluted (weighted-average outstanding shares)	11,482	12,039	12,212

Basic earnings per share	$3.81	$3.47	$3.00

Diluted earnings per share	$3.76	$3.42	$2.96

Stock options totaling 61,690 shares in 2015, 37,261 shares in 2014, and 3,831 shares in 2013 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

4. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2015
Allowance for doubtful accounts	$2,853	$965	$(185)	$(149)	$3,484
Reserve for sales discounts	15,999	78,304	(145)	(79,064)	15,094
Reserve for inventory obsolescence	7,601	5,209	(454)	(2,681)	9,675
Reserve for warranty	5,913	7,732	(325)	(7,754)	5,566
2014
Allowance for doubtful accounts	$2,738	$469	$(153)	$(201)	$2,853
Reserve for sales discounts	16,724	79,877	(98)	(80,504)	15,999
Reserve for inventory obsolescence	8,596	2,938	(297)	(3,636)	7,601
Reserve for warranty	4,994	7,467	843	(7,391)	5,913
2013
Allowance for doubtful accounts	$3,077	$31	$62	$(432)	$2,738
Reserve for sales discounts	15,005	76,184	—	(74,465)	16,724
Reserve for inventory obsolescence	9,099	2,586	(157)	(2,932)	8,596
Reserve for warranty	5,007	6,410	80	(6,503)	4,994

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

The allowance for doubtful accounts balance was $3,484,000 on December 31, 2015, and $2,853,000 on December 31, 2014. The increase was primarily from the Company's U.S. operations.

Sales Discounts

On December 31, 2015, the Company had $15,094,000 in reserves for sales discounts compared to $15,999,000 on December 31, 2014 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales volume of the Company’s agricultural products during the 2014 pre-season, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2015. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 90% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $9,675,000 on December 31, 2015 and $7,601,000 on December 31, 2014 to cover obsolete and slow moving inventory. The increase in the reserve was mainly from the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,566,000 on December 31, 2015 and $5,913,000 on December 31, 2014 and are included in Note 9. The decrease was primarily in the Company's U.S. operations.

5. INVENTORIES

      Inventories valued at LIFO represented 45% and 37% of total inventory for the years ended December 31, 2015 and 2014, respectively. The excess of current costs over LIFO-valued inventories was $8,712,000 and $10,230,000 on December 31, 2015 and December 31, 2014, respectively. Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2015	2014
Finished goods and parts	$129,995	$112,197
Work in process	9,561	18,635
Raw materials	11,202	35,256
	$150,758	$166,088

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2015	2014	Useful Lives
Land	$9,478	$9,181
Buildings and improvements	73,828	72,514	5-20 yrs.
Machinery and equipment	70,791	66,799	3-10 yrs.
Office furniture and equipment	7,128	6,254	3-7 yrs.
Computer software	11,298	11,283	3-7 yrs.
Transportation equipment	5,521	5,636	3 yrs.
	178,044	171,667
Accumulated depreciation	(107,094)	(100,497)
	$70,950	$71,170

Property, plant and equipment on December 31, 2015 and December 31, 2014 include capital leases in the amount of $182,000 and $412,000, respectively, which are included in the listings above. Accumulated depreciation relating to the capital leases on December 31, 2015 and 2014 was $92,000 and $308,000, respectively. Amortization related to the capital lease is included in depreciation expense. The decrease in capital leases in 2015 was due to the purchase of previously leased property.

7. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2013, 2014, and 2015 are as follows:

(in thousands)
Balance at December 31, 2012	$31,648
Translation adjustment	425
Balance at December 31, 2013	$32,073
Translation adjustment	(2,217)
Goodwill acquired	$45,835
Balance at December 31, 2014	$75,691
Translation adjustment	(3,181)
Goodwill acquired	2,999
Balance at December 31, 2015	$75,509

8. DEFINITE AND INDEFINITE LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2015	December 31, 2014
Definite:
Trade names and trademarks	25 years	$21,878	$22,104
Customer and dealer relationships	14 years	28,715	29,404
Patents and drawings	12 years	1,893	1,968
Total at cost		52,486	53,476
Less accumulated amortization		5,036	1,992
Total net		47,450	51,484
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$52,950	$56,984

The Company's net carrying value at December 31, 2015 of intangible assets with definite useful lives consists of trade names and trademarks at $20,452,000, customer and dealer relationships at $25,360,000 and patents and drawings at $1,638,000. As of December 31, 2015, the related accumulated amortization balance for the definite lived assets were $1,427,000 for trade names and trademarks, $3,354,000 for customer and dealer relationships, and $255,000 for Patents and drawings. The Company estimates amortization expense to be $3,176,000 for each of the next five years.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2015	2014
Salaries, wages and bonuses	$19,270	$20,635
Warranty	5,566	5,913
State taxes	2,180	3,997
Other	11,125	10,457
	$38,141	$41,002

10. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2015	2014
Bank revolving credit facility	$144,000	$190,000
Capital lease obligations	23	59
Other notes payable	60	516
Total debt	144,083	190,575
Less current maturities	77	551
Total long-term debt	$144,006	$190,024

Effective May 12, 2014, the Company amended its revolving credit facility and increased its line of credit from $100,000,000 to $250,000,000 to accommodate the acquisition of the Specialized business units and meet the ongoing needs of the combined entities.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the revolving credit facility is May 12, 2019. As of December 31, 2015, $144,000,000 was outstanding under the Agreement. On December 31, 2015, $2,303,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $103,697,000 in available borrowings. As of December 31, 2015, the Company is in compliance with the terms and conditions of the Agreement.

The aggregate maturities of long-term debt, as of December 31, 2015, are as follows: $60,000 in 2016; zero in 2017 and 2018; $144,000,000 in 2019 and zero thereafter.

The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying value of our debt approximates the fair value as of December 31, 2015 and 2014, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

11. FAIR VALUE MEASUREMENTS

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.  The Company does not currently have any assets or liabilities that are recognized and measured on a fair value basis. Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting.  In completing the analysis of the fair values of certain of the acquired assets in the current year acquisitions, discounted cash flow models were used, which were principally based upon internal assumptions. In valuing certain of the acquired intangible assets we used an excess earnings methodology, which is a form of a discounted cash flow analysis. Tangible assets were valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the acquisition cost to all of the assets and liabilities of the acquired entity, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

12. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2015	2014	2013
Income before income taxes:
Domestic	$52,313	$43,345	$35,146
Foreign	14,554	17,260	16,242
	$66,867	$60,605	$51,388

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2015	2014	2013
Current:
Domestic	$13,293	$13,495	$10,605
Foreign	4,614	3,382	3,200
State	2,947	2,685	2,366
	20,854	19,562	16,171
Deferred:
Domestic	3,481	(600)	(1,074)
Foreign	(718)	540	249
State	41	(48)	(52)
	2,804	(108)	(877)
Total income taxes	$23,658	$19,454	$15,294

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income before income taxes consist of the following:

	December 31,
(in thousands)	2015	2014	2013
Domestic statutory rate at 35%	$23,403	$21,212	$17,985
Increase (reduction) from:
Jurisdictional rate differences	(2,192)	(2,119)	(1,959)
Valuation allowance	797	353	(114)
Stock based compensation	257	199	136
U.S. state taxes	1,942	1,649	1,496
Domestic production deduction	(518)	(1,321)	(1,162)
R&D credit	(475)	(614)	(856)
Other, net	444	95	(232)
Provision for income taxes	$23,658	$19,454	$15,294
Effective tax rate	35%	32%	30%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2015	2014
Deferred income tax assets:
Inventory basis difference	$2,241	$1,051
Accounts receivable reserve	529	394
Depreciation	110	—
Stock based compensation	968	1,284
Pension liability	2,481	3,018
Employee benefit accrual	2,038	1,448
Product liability and warranty reserves	1,517	1,480
Expenses not currently deductible for tax purposes	60	410
Foreign net operating loss	2,726	1,379
State net operating loss	49	10
Other	194	—

Total deferred income tax assets	$12,913	$10,474
Less: Valuation allowance	(1,651)	(1,064)

Net deferred income tax assets	$11,262	$9,410

Deferred income tax liabilities:
Inventory basis differences	$(310)	$—
Depreciation	(4,624)	(2,786)
Intangible assets	(7,934)	(2,144)
Deferred revenue	—	38
Expenses not currently deductible for tax purposes	(642)	(356)

Total deferred income tax liabilities	$(13,510)	$(5,248)

Net deferred income tax liabilities and assets	$(2,248)	$4,162

As of December 31, 2015, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carryforwards are in the approximate amount of $7,400,000 with an unlimited carryforward period, and $1,700,000 with a carry forward expiring in 2035. The Company also has U.S. state net operating loss carryforwards in the amount of $100,000 which will expire between 2015 to 2028.

The company recorded a valuation allowance as of December 31, 2015 and 2014 due to uncertainties related to the ability to utilize some of the deferred income tax assets, primarily consisting of certain U.S. state NOLs and income tax credits, and international NOLs, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2015 is primarily dependent upon the ability to generate future taxable income in certain U.S. states and international jurisdictions.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2015, the cumulative undistributed earnings of these subsidiaries approximated $162,526,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that the net of deferred tax assets and liabilities be classified as non-current on the balance sheet by jurisdiction rather than being separately presented as current and non-current portions. We are required to adopt the new standard beginning with our first quarterly filing in 2017; however, early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. On December 31, 2015, we elected to early adopt ASU No. 2015-17 prospectively, thus reclassifying $6,500,000 of current deferred tax assets and $300,000 of current deferred tax liabilities to non-current on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted.

The Company adopted the provisions of FASB ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007. Unrecognized tax benefits in the amount of
$301,000 and $388,000 for 2015 and 2014, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

	December 31,
	2015	2014
Balance as of beginning of year	$388,000	$146,000
Additions for tax positions related to the current year	63,000	63,000
Additions for tax positions related to prior years	—	262,000
Reduction due to lapse of statute of limitations	(150,000)	(83,000)
Balance as of end of year	$301,000	$388,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2015, $36,000 of interest and penalties have been accrued. We operate in multiple tax jurisdictions, both inside and outside the United States and are currently under audit by certain state and foreign tax authorities. In general, the tax years 2012 through 2015 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes of limitation periods.

13. COMMON STOCK

The Company was authorized by its Board of Directors in 1997 to repurchase up to 1,000,000 shares of the Company’s common stock to be funded through working capital and credit facility borrowings. No shares were repurchased in 2015 or 2014 under this authorization. The authorization to repurchase up to 1,000,000 shares was revoked by the Board of Directors on August 6, 2015.

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

On January 4, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.09 per share which was paid on January 29, 2016 to holders of record as of January 15, 2016.

14. STOCK OPTIONS

Incentive Options

On May 7, 2015, the stockholders of the Company approved the 2015 Incentive Stock Option Plan (“2015 ISO Plan”) and the Company reserved 400,000 shares of common stock for options to be issued under the 2015 ISO Plan. During the year ended December 31, 2015, options to purchase 29,500 shares were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan. During the years ended December 31, 2015, 2014, and 2013, options to purchase zero shares, 48,250 shares and 49,000 shares, respectively, were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. No further option grants can be made under this plan as of 2015.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2015		2014		2013
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	301,800	$30.73	292,350	$26.68	330,730	$21.82
Granted	29,500	53.95	48,250	52.67	49,000	42.70
Exercised	(75,355)	26.11	(27,700)	24.33	(81,880)	16.77
Canceled	(1,750)	53.61	(11,100)	35.42	(5,500)	24.24
Options outstanding at end of year	254,195	34.64	301,800	30.73	292,350	26.68
Options exercisable at end of year	143,345	$25.69	172,450	$22.30	154,950	$21.57
Options available for grant at end of year	370,750		28,950		66,100
*Weighted Averages

 Options outstanding and exercisable at December 31, 2015 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.39	43,225	2.99	$12.72	43,225	$12.72
$22.55 - $42.70	138,970	5.40	$31.88	91,570	$29.30
$49.44 - $54.24	72,000	8.83	$53.12	8,550	$52.56
Total	254,195			143,345
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2015, 2014, and 2013 were $27.63, $27.23 and $20.56, respectively. As of December 31, 2015, there was $1,713,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Non-Qualified Options

On May 3, 2001, the stockholders of the Company approved the First Amended and Restated 1999 Non-Qualified Stock Option Plan ("FAR 1999 NQSO Plan") to add non-employee directors as eligible persons to receive grants of stock options. The Company reserved 400,000 shares of common stock for options to be issued under this plan. Options become vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. No further option grants can be made under this plan as of 2009.

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2015		2014		2013
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	132,100	$31.30	114,700	$24.87	89,700	$19.91
Granted	—	—	29,000	53.51	25,000	42.70
Exercised	(4,800)	11.45	(11,600)	23.29	—	—
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	127,300	32.05	132,100	31.30	114,700	24.87
Options exercisable at end of year	83,100	$24.54	71,100	$19.85	57,900	$19.89
Options available for grant at end of year	232,522		258,526		293,526
*Weighted Averages

Options outstanding and exercisable as of December 31, 2015 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.39	30,800	3.36	$11.45	30,800	$11.45
$22.55 - $42.70	67,500	5.33	32.23	46,500	29.59
$49.44 - $54.24	29,000	8.37	$53.51	5,800	$53.51
Total	127,300			83,100
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2014 and 2013 were $27.72 and $20.56, respectively. There were no options granted in 2015. As of December 31, 2015, there was $80,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2015, 2014, and 2013, 4,800, 11,600, and zero non-qualified options were exercised, respectively, $55,000, $270,000, and $0 of cash receipts were received, respectively, and tax deductions of $187,000, $262,000, and $0 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Units

Following is a summary of activity in the Restricted Stock Units for the periods indicated:

	2015		2014		2013
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	12,043	$44.10	10,724	$32.49	11,375	$24.24
Granted	26,004	54.14	6,000	53.51	4,224	42.70
Exercised	(5,431)	36.85	(4,681)	29.56	(4,875)	22.07
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	32,616	53.31	12,043	44.10	10,724	32.49
*Weighted Averages

Restricted stock units vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2015, 2014, and 2013 were 3.11, 2.39 and 2.09, respectively. As of December 31, 2015, there was $1,242,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

15. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Hourly Employees’ Pension Plan covers approximately 332 former employees and 115 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

The Gradall Company Employees’ Retirement Plan covers approximately 241 former employees and 80 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

 The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,456	$21,595	$32,051
Service cost	9	4	13
Interest cost	405	868	1,273
Liability actuarial loss (gain)	(574)	(1,125)	(1,699)
Benefits paid	(647)	(781)	(1,428)
Benefit obligation at end of year	9,649	20,561	30,210
Change in fair value of plan assets
Fair value of plan assets at beginning of year	9,223	17,114	26,337
Return on plan assets	(149)	(273)	(422)
Employer contributions	592	632	1,224
Benefits paid	(647)	(781)	(1,428)
Fair value of plan assets at end of year	9,019	16,692	25,711
Underfunded status – December 31, 2015	$(630)	$(3,869)	$(4,499)

	Year Ended December 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,477	$18,335	$27,812
Service cost	8	4	12
Interest cost	422	852	1,274
Liability actuarial (gain) loss	1,189	3,163	4,352
Benefits paid	(640)	(759)	(1,399)
Benefit obligation at end of year	10,456	21,595	32,051
Change in fair value of plan assets
Fair value of plan assets at beginning of year	8,873	16,401	25,274
Return on plan assets	442	820	1,262
Employer contributions	548	652	1,200
Benefits paid	(640)	(759)	(1,399)
Fair value of plan assets at end of year	9,223	17,114	26,337
Underfunded status – December 31, 2014	$(1,233)	$(4,481)	$(5,714)

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

The underfunded status of the plans of $4,499,000 and $5,714,000 as of December 31, 2015 and 2014, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2015	2014	2015	2014
Discount rate	4.30%	4.00%	4.40%	4.10%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2015	2014	2015	2014
Discount rate	4.00%	4.60%	4.10%	4.75%
Long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$9	$4	$13
Interest cost	405	868	1,273
Expected return on plan assets	(661)	(1,229)	(1,890)
Amortization of net loss (gain)	248	401	649
Net periodic benefit cost	$1	$44	$45

	Year Ended December 31, 2014
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	422	852	1,274
Expected return on plan assets	(637)	(1,180)	(1,817)
Amortization of net loss (gain)	72	60	132
Net periodic benefit cost	$(135)	$(264)	$(399)

 The Company estimates that $724,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs during 2016.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2015	2014	2015	2014
Equity securities	55%	53%	55%	55%
Debt securities	37%	38%	37%	38%
Short-term investments	3%	5%	3%	3%
Other	5%	4%	5%	4%
Total	100%	100%	100%	100%

As of December 31, 2015, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2015: Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded. Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans, and other methods by which all significant input was observable at the measurement date. Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date. The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31:

(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,623	$1,623	$—	$—
Large Cap	4,411	4,411
International	2,915	2,915

Common/Collective:
Liability Driven Solution	3,543		3,543
Wells Fargo International Equity Index Fund	1,080		1,080
Wells Fargo Core Bond	1,774		1,774
Wells Fargo/Causeway	1,112		1,112
Wells Fargo Large Cap Growth Index Fund	1,429		1,429
Wells Fargo Large Cap Value Index Fund	1,415		1,415
Wells Fargo Multi-Manager Small Cap	1,707		1,707
Wells Fargo Russell 2000 Index Fund	800		800
Wells Fargo S&P Mid Cap Index Fund	942		942
Wells Fargo/MFS Value CIT F	736		736
Wells Fargo/T Rowe Price I Large-Cap Growth Managed CIT	749		749
T. Rowe Price Equity Income	738		738

Cash & Short-term Investments	737	737
Total	$25,711	$9,686	$16,025	$—

(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,642	$1,642	$—	$—
Large Cap	5,162	5,162
International	2,985	2,985

Common/Collective:
Liability Driven Solution	3,702		3,702
Wells Fargo International Equity Index Fund	1,098		1,098
Wells Fargo Core Bond	1,810		1,810
Wells Fargo/Causeway	1,118		1,118
Wells Fargo Large Cap Growth Index Fund	1,473		1,473
Wells Fargo Large Cap Value Index Fund	1,476		1,476
Wells Fargo Multi-Manager Small Cap	1,783		1,783
Wells Fargo Russell 2000 Index Fund	860		860
Wells Fargo S&P Mid Cap Index Fund	990		990
T. Rowe Price Equity Income	1,310		1,310

Cash & Short-term Investments	928	928
Total	$26,337	$10,717	$15,620	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2015 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2015. The following table illustrates the estimated pension benefit payments that are projected to be paid:

(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
2016	$635	$926	$1,561
2017	640	1,036	1,676
2018	648	1,132	1,780
2019	655	1,165	1,820
2020	655	1,207	1,862
Years 2021 through 2025	$3,156	$6,512	$9,668

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

The change in the Projected Benefit Obligation (PBO) as of December 31, 2015 and 2014, is shown below, in thousands:

	Year Ended December 31,
(in thousands)	2015	2014
Benefit obligation at January 1,	$3,732	$3,021
Service cost	121	152
Interest cost	137	138
Liability actuarial loss (gain)	(24)	421
Benefits Paid	(4)	—
Plan amendments	—	—
Benefit obligation at December 31,	$3,962	$3,732

The components of net periodic pension expense were as follows, in thousands:

	Year Ended December 31,
(in thousands)	2015	2014
Service cost	$121	$152
Interest cost	137	138
Amortization of prior service cost	342	270
Net periodic benefit cost	$600	$560

The Company estimates that $311,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2016.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2015	2014
Discount rate	4.05%	3.70%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2015	2014
Discount rate	3.70%	4.60%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2016	$108
2017	151
2018	261
2019	262
2020	264
Years 2021 through 2025	$1,522

Defined Contribution Plans

The Company has three defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”), The Gradall Hourly Employees’ Savings and Investment Plan (“Hourly Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $414,000 and $378,000 to the IAM Plan for the plan years ended December 31, 2015 and 2014, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2015, 2014 and 2013 were $1,871,000, $1,466,000, and $1,331,000, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $864,000, $806,000, and $697,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

16. SEGMENT REPORTING

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues and income from operations by reporting segment for the years ended December 31, 2015, 2014, and 2013:

	December 31,
(in thousands)	2015	2014	2013
Net Revenue
Industrial	$498,761	$436,018	$297,857
Agricultural	208,257	214,326	219,354
European	172,559	188,711	164,879
Consolidated	$879,577	$839,055	$682,090
Income from Operations
Industrial	$42,194	$39,377	$25,743
Agricultural	17,295	11,714	17,880
European	7,039	11,573	7,114
Consolidated	$66,528	$62,664	$50,737
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2015	December 31, 2014
Goodwill
Industrial	$56,293	$57,320
Agricultural	2,984	695
European	16,232	17,676
Consolidated	$75,509	$75,691

Total Identifiable Assets
Industrial	$370,642	$367,096
Agricultural	110,489	113,286
European	122,372	152,504
Consolidated	$603,503	$632,886

17. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2015	2014	2013
Net sales	$243,108	$260,874	$236,839
Income from operations	9,682	15,840	14,822
Income before income taxes	15,840	17,315	16,241
Identifiable assets	$194,839	$219,036	$205,317

Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2015	2014	2013
Geographic net sales:
United States	$635,923	$571,817	$449,119
United Kingdom	59,621	58,976	36,892
France	80,762	93,699	97,959
Canada	44,388	54,087	45,212
Australia	13,801	13,702	11,519
Other	45,082	46,774	41,389
Total net sales	$879,577	$839,055	$682,090
Geographic location of long-lived assets:
United States	$174,811	$168,404	$42,053
United Kingdom	20,338	20,840	19,718
France	18,755	21,728	25,751
Canada	21,466	23,354	12,562
Australia	1,189	1,358	768
Brazil	2,742	—	—
Total long-lived assets	$239,301	$235,684	$100,852

Net sales are attributed to countries based on the location of customers.

18. COMMITMENTS AND CONTINGENCIES
Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. The Company has certain capitalized leases consisting principally of leases of buildings. As of December 31, 2015, future minimum lease payments under these non-cancelable leases and the present value of the net minimum lease payments for the capitalized leases are:

(in thousands)	Operating Leases	Capitalized Leases
2016	$3,046	$18
2017	2,301	6
2018	1,535	—
2019	905	—
2020	354	—
Thereafter	195	—
Total minimum lease payments	$8,336	$24
Less amount representing interest		1
Present value of net minimum lease payments		$23
Less current portion		17
Long-term portion		$6

Rental expense for operating leases was $4,295,000 for 2015, $3,666,000 for 2014, and $2,293,000 for 2013.

Purchase obligations of $117,180,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet. New purchase obligations should be received and paid for during the current fiscal year.

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

The Company knows that Bush Hog’s main manufacturing property in Selma, Alabama was contaminated with chlorinated volatile organic compounds which most likely resulted from painting and cleaning operations during the 1960s and 1970s. The contaminated areas were primarily in the location of underground storage tanks and underneath the former waste storage area. Under the Asset Purchase Agreement, Bush Hog’s prior owner agreed to and has removed the underground storage tanks at its cost and has remediated the identified contamination in accordance with the regulations of the Alabama Department of Environmental Management. An environmental consulting firm was retained by the prior owner to administer the cleanup and monitor the site on an ongoing basis until the remediation program is complete and approved by the applicable authorities. The remediation process has been completed. On August 6, 2015, Bush Hog received a letter of concurrence from the Alabama Department of Environmental Management concluding that Bush Hog had successfully remediated that property and that the site was eligible for liability protection under the Land Recycling and Economic Redevelopment Act for contamination discovered and addressed under Bush Hog's voluntary cleanup plan.

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to ongoing litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company has appealed and requested a new trial. A hearing on the appeal was held on October 8, 2015.  A final ruling on the appeal is expected in 2016.

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

19. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2015 and 2014 are presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$207,798	$215,734	$231,614	$224,431	$172,610	$207,751	$234,783	$223,911
Gross profit	45,537	50,665	57,509	48,737	38,130	47,286	55,440	48,372
Net income	7,359	9,710	14,756	11,384	7,238	9,195	13,367	11,351
Earnings per share
Diluted	$0.64	$0.84	$1.28	$0.99	$0.59	$0.75	$1.10	$1.00
Average shares
Diluted	11,436	11,498	11,496	11,500	12,270	12,276	12,205	11,403
Dividends per share	$0.08	0.08	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07
Market price of common stock
High	$63.39	$64.45	$55.12	$57.51	$60.65	$57.86	$55.84	$52.13
Low	$44.74	$48.10	$44.48	$43.98	$46.87	$49.50	$40.75	$37.93

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