Form 10-Q
period 2016-03-31
ALAMO GROUP INC
filed 2016-05-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

AT APRIL 29, 2016, 11,439,177 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2016 and December 31, 2015

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2016 and March 31, 2015

	Interim Condensed Consolidated Statements of Comprehensive Income (Loss)	5
	Three Months Ended March 31, 2016 and March 31, 2015

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Three Months Ended March 31, 2016

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2016 and March 31, 2015

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,654	$26,922
Accounts receivable, net	195,692	178,305
Inventories, net	156,572	150,758
Prepaid expenses	5,134	5,410
Income tax receivable	1,360	1,491
Total current assets	408,412	362,886

Rental equipment, net	33,994	37,564

Property, plant and equipment	180,158	178,044
Less: Accumulated depreciation	(109,854)	(107,094)
	70,304	70,950

Goodwill	76,397	75,509
Intangible assets, net	52,472	52,950
Deferred income taxes	1,897	1,475
Other assets	2,876	2,169

Total assets	$646,352	$603,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,903	$45,486
Income taxes payable	1,076	1,320
Accrued liabilities	30,360	38,141
Current maturities of long-term debt and capital lease obligations	75	77
Total current liabilities	86,414	85,024

Long-term debt and capital lease obligations, net of current maturities	173,004	144,006
Deferred pension liability	4,063	4,499
Other long-term liabilities	5,879	5,782
Deferred income taxes	4,562	3,723

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,410,765 and 11,392,236 outstanding at March 31, 2016 and December 31, 2015, respectively	1,141	1,139
Additional paid-in-capital	97,378	96,778
Treasury stock, at cost; 42,600 shares at March 31, 2016 and December 31, 2015	(426)	(426)
Retained earnings	306,691	299,057
Accumulated other comprehensive loss, net	(32,354)	(36,079)
Total stockholders’ equity	372,430	360,469

Total liabilities and stockholders’ equity	$646,352	$603,503

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015

Net sales:
Industrial	$123,278	$116,912
Agricultural	48,662	48,457
European	39,031	42,429
Total net sales	210,971	207,798
Cost of sales	160,694	162,261
Gross profit	50,277	45,537

Selling, general and administrative expenses	33,988	33,409
Income from operations	16,289	12,128

Interest expense	(1,406)	(1,623)
Interest income	62	52
Other (expense) income, net	(622)	860
Income before income taxes	14,323	11,417
Provision for income taxes	5,664	4,058
Net Income	$8,659	$7,359

Net income per common share:
Basic	$0.76	$0.65
Diluted	$0.75	$0.64
Average common shares:
Basic	11,389	11,280
Diluted	11,507	11,436

Dividends declared	$0.09	$0.08

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net Income	$8,659	$7,359
Other comprehensive income (loss) (before tax effect):
Foreign currency translation adjustment	3,559	(13,652)
Post Retirement adjustments:
Net gains arising during the period	166	205
Other comprehensive income (loss)	3,725	(13,447)
Comprehensive Income (Loss)	$12,384	$(6,088)

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	8,659	—	8,659
Translation adjustment	—	—	—	—	—	3,559	3,559
Net actuarial gain arising during period	—	—	—	—	—	166	166
Stock-based compensation	—	—	285	—	—	—	285
Exercise of stock options	18	2	315	—	—	—	317
Dividends paid ($.09 per share)	—	—	—	—	(1,025)	—	(1,025)
Balance at March 31, 2016	11,368	$1,141	$97,378	$(426)	$306,691	$(32,354)	$372,430

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating Activities
Net income	$8,659	$7,359
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	69	126
Depreciation	4,579	2,815
Amortization of intangibles	772	781
Amortization of debt issuance costs	53	53
Stock-based compensation expense	285	176
Excess tax benefits from stock-based payment arrangements	(38)	(10)
Provision for deferred income tax benefit	292	(1,166)
Gain on sale of property, plant and equipment	(165)	(14)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(16,383)	(22,550)
Inventories	(4,337)	(8,531)
Rental equipment	1,916	(3,148)
Prepaid expenses and other assets	(1,241)	(1,895)
Trade accounts payable and accrued liabilities	655	9,911
Income taxes payable	(47)	3,414
Other long-term liabilities	(154)	(229)
Net cash used in operating activities	(5,085)	(12,908)

Investing Activities
Acquisitions, net of cash acquired	(188)	(3,465)
Purchase of property, plant and equipment	(1,761)	(1,886)
Proceeds from sale of property, plant and equipment	354	21
Net cash used in investing activities	(1,595)	(5,330)

Financing Activities
Borrowings on bank revolving credit facility	44,000	33,000
Repayments on bank revolving credit facility	(15,000)	(15,000)
Principal payments on long-term debt and capital leases	(6)	274
Dividends paid	(1,025)	(903)
Proceeds from sale of common stock	317	275
Excess tax benefits from stock-based payment arrangements	38	10
Net cash provided by financing activities	28,324	17,656

Effect of exchange rate changes on cash and cash equivalents	1,088	(2,290)
Net change in cash and cash equivalents	22,732	(2,872)
Cash and cash equivalents at beginning of the period	26,922	39,533
Cash and cash equivalents at end of the period	$49,654	$36,661

Cash paid during the period for:
Interest	$1,419	$1,554
Income taxes	5,735	2,897
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2016

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In May 2014, the Financial Accounting Standards Board ("FASB") FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be January 1, 2018. This update could impact the timing and amounts of revenue recognized. We are evaluating the effects, if any, that adoption of this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest," which clarifies ASU 2015-03 based on comments made by the SEC stating that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and amortized ratably over the term of the line-of-credit regardless of whether there are any outstanding borrowings under such arrangement. These provisions are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted this amendment in the first quarter of 2016 which did not materially affect our financial position or results of our operations, as our debt issuance costs primarily relate to our line-of-credit.

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative.  ASU 2015-11 amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective prospectively for the Company on January 1, 2017, with early adoption permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2015 10-K.

3. Acquisitions and Investments

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis for a total consideration of $3.7 million subject to certain post-closing adjustments. This acquisition was accounted for in accordance with ASC Topic 805. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market; therefore, Herder is being reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2015, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share for the periods ended March 31, 2016 and 2015.

4.  Accounts Receivable

Accounts receivable is shown net of the allowance for doubtful accounts of $3,581,000 and $3,484,000 at March 31, 2016 and December 31, 2015, respectively.

5.  Inventories

Inventories valued at LIFO cost represented 45% of total inventory at March 31, 2016 and December 31, 2015, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,712,000 at March 31, 2016 and December 31, 2015. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Finished goods	$133,700	$129,995
Work in process	11,149	9,561
Raw materials	11,723	11,202
Total inventory	$156,572	$150,758

Inventory obsolescence reserves were $7,996,000 at March 31, 2016 and $9,675,000 at December 31, 2015.  The decrease in reserve for obsolescence resulted from the Company's quarterly review in the normal course of business.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $8,940,000 and $8,322,000 at March 31, 2016 and December 31, 2015, respectively. The Company recognized depreciation expense of $1,744,000 and $1,747,000 for the three months ending March 31, 2016 and March 31, 2015, respectively.

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
Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable

Additional details on fair value measurements are included in Note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2016 and December 31, 2015, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2016:

(in thousands)
Balance at December 31, 2015	$75,509
Goodwill acquired	—
Translation adjustments	888
Balance at March 31, 2016	$76,397

9. Definite and Indefinite Lived Intangible Assets

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2016	December 31, 2015
Definite:
Trade names and trademarks	25 years	$21,955	$21,878
Customer and dealer relationships	14 years	28,947	28,715
Patents and drawings	12 years	1,918	1,893
Total at cost		52,820	52,486
Less accumulated amortization		(5,848)	(5,036)
Total net		46,972	47,450
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$52,472	$52,950

The Company recognized amortization expense of $772,000 and $781,000 for the three months ending March 31, 2016 and 2015, respectively.

10. Debt

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Agreement is May 12, 2019. As of March 31, 2016, $173,000,000 was outstanding under the Agreement. As of March 31, 2016, $1,582,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $75,418,000 in available borrowings. As of March 31, 2016, the Company was in compliance with the covenants under the Agreement.

(in thousands)	March 31, 2016	December 31, 2015
Current Maturities:
Capital lease obligations	$12	$17
Other notes payable	63	60
	75	77
Long-term debt:
Bank revolving credit facility	173,000	144,000
Capital lease obligations	4	6
	173,004	144,006
Total debt	$173,079	$144,083

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2016	2015

Dividends declared	$0.09	$0.08
Dividends paid	$0.09	$0.08

On April 4, 2016, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.09 per share, which was paid on April 29, 2016, to shareholders of record at the close of business on April 15, 2016.

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

The Company’s stock-based compensation expense was $285,000 and $176,000 for the three months ended March 31, 2016 and 2015, respectively.

Qualified Options

Following is a summary of activity in the Incentive Stock Option Plans for the period indicated:

For three months ended March 31, 2016
Shares
Outstanding at beginning of year	254,195
Granted	—
Exercised	(14,325)
Canceled	—
Outstanding at March 31, 2016	239,870
Exercisable at March 31, 2016	129,020
Available for grant at March 31, 2016	370,750

 Non-qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the period indicated:

For three months ended March 31, 2016
Shares
Outstanding at beginning of year	127,300
Granted	—
Exercised	—
Canceled	—
Outstanding at March 31, 2016	127,300
Exercisable at March 31, 2016	83,100
Available for grant at March 31, 2016	232,522

 Restricted Stock

Following is a summary of activity in the Restricted Stock for the periods indicated:

For three months ended March 31, 2016
Shares
Outstanding at beginning of year	32,616
Granted	—
Vested	(4,204)
Forfeited or Canceled	—
Outstanding at March 31, 2016	28,412

13.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2016	2015
Net Income	$8,659	$7,359
Average Common Shares:
Basic (weighted-average outstanding shares)	11,389	11,280
Dilutive potential common shares from stock options	118	156
Diluted (weighted-average outstanding shares)	11,507	11,436

Basic earnings per share	$0.76	$0.65
Diluted earnings per share	$0.75	$0.64

Stock options totaling 85,962 shares for the three months ended March 31, 2016 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

14.  Segment Reporting

At March 31, 2016 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net Sales
Industrial	$123,278	$116,912
Agricultural	48,662	48,457
European	39,031	42,429
Consolidated	$210,971	$207,798

Income from Operations
Industrial	$11,527	$9,337
Agricultural	2,759	792
European	2,003	1,999
Consolidated	$16,289	$12,128

(in thousands)	March 31, 2016	December 31, 2015
Goodwill
Industrial	$56,626	$56,293
Agricultural	3,258	2,984
European	16,513	16,232
Consolidated	$76,397	$75,509

Total Identifiable Assets
Industrial	$358,574	$370,642
Agricultural	132,114	110,489
European	155,664	122,372
Consolidated	$646,352	$603,503

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

17.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Three Months Ended March 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	100	222	322
Expected return on plan assets	(162)	(299)	(461)
Amortization of net loss	71	110	181
Net periodic benefit cost	$11	$34	$45

	Three Months Ended March 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	101	217	318
Expected return on plan assets	(165)	(307)	(472)
Amortization of net loss	62	100	162
Net periodic benefit cost	$—	$11	$11

The Company amortizes annual pension expense evenly over four quarters. Pension expense was $45,000 and $11,000 the three months ended March 31, 2016 and March 31, 2015, respectively. The Company is not required to contribute to the pension plans for the 2016 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. As of March 31, 2016, the current retirement benefit for the participants is 20%.

The net period expense for the three months ended March 31, 2016 and 2015 was $148,000 and $150,000, respectively.

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

The Company currently files income tax returns in the U.S., Canada, U.K., France, Brazil and Australia in which we have entities and other jurisdictions we conduct business in from time to time. Periodically our filings are audited by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. There are no income tax examinations currently in process.

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

19. Subsequent Events

On April 6, 2016 we notified all participants in the Gradall Company Hourly Employees’ Pension Plan of our decision to terminate the plan.  Participants in the plan will not lose any benefits but will be given a choice between obtaining certain continued annuity benefits that match the benefits offered under the plan or receiving an immediate one-time lump sum payment in total settlement of benefits.   We must meet various legal requirements in connection with the proper termination of the plan, and as a result we do not expect termination of the plan to be completed until 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2016	2015

Industrial	58.4%	56.3%
Agricultural	23.1%	23.3%
European	18.5%	20.4%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2016	2015

Gross margin	23.8%	21.9%
Income from operations	7.7%	5.8%
Income before income taxes	6.8%	5.5%
Net income	4.1%	3.5%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first three months of 2016, the Company's net income was up approximately 17.7% when compared to the same period in 2015. This increase was primarily the result of improved sales in the Company's Industrial Division as well as continued improvement in production efficiencies and lower material costs. OEM parts sales for the Company's mowing business were up in 2016 compared to 2015, although affected by adverse weather conditions. Negatively influencing both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 5.4% increase in sales for the first three months of 2016 as sales of mowing, excavator and sweeping equipment outperformed 2015. Agricultural sales were slightly up in 2016 compared to the first three months of 2015 as soft market conditions continue to affect the agricultural market. European sales for the first three months of 2016 were down in U.S. dollars and local currency by 8.0% and 4.0%, respectively, compared to the same period in 2015. Consolidated income from operations was up 34.3% in the first three months of 2016. The Company's backlog was $153 million at the end of the first three months of 2016, which was down 3.8% versus the backlog of $159 million at the end of the first three months of 2015. The decrease in backlog was primarily attributable to the Company's European Division.

The Company believes that its markets for the remainder of 2016 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, changes in currency exchange rates, increased levels of government regulations; ongoing weakness in the agricultural sector; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, extreme weather conditions; repercussions from the potential exit by the U.K. from the European Union; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Net sales for the first quarter of 2016 were $210,971,000, an increase of $3,173,000, or 1.5% compared to $207,798,000 for the first quarter of 2015.  The increase was mainly attributable to improved sales of our industrial products, however, currency translation continued to negatively impact our sales. In the Industrial Division sales of sweepers, mowing equipment and excavators increased compared to the first quarter of 2015; however, sales were down in vacuum trucks due to soft non-governmental demands and in snow removal equipment due to mild winter weather conditions. Sales in the Agricultural Division were only up slightly during the quarter as continued weakness in the agricultural market and low commodity prices impacted this Division. European sales were down 8.0% in U.S. dollars as currency translation rates negatively affected the sales of U.K. and European products.

Net Industrial sales increased during the first quarter by $6,366,000 or 5.4% to $123,278,000 for 2016 compared to $116,912,000 during the same period in 2015.  The increase came from improved sales of sweepers, mowing equipment and excavators, partially offset by declines in vacuum trucks and snow removal equipment.

Net Agricultural sales were $48,662,000 in 2016 compared to $48,457,000 for the same period in 2015, an increase of $205,000 or 0.4%.  The acquisition of Herder contributed $440,000 in sales during the first quarter of 2016. Low commodity prices continued to negatively affect farm income which limited farmers' ability to purchase new equipment.

Net European Sales for the first quarter of 2016 were $39,031,000, a decrease of $3,398,000 or 8.0% compared to $42,429,000 during the first quarter of 2015. Half of the decrease resulted primarily from the result of changes in currency translation rates which had a negative impact during the quarter. Sales in local currency were down compared to the same period last year as well. Sales in France were up slightly compared to the first quarter of 2015 primarily from increased sales of Rivard vacuum trucks, however the French market remains weak. U.K. sales were down in the first quarter of 2016 compared to the first quarter of 2015 as demand for mowing products was soft due to delays in dealers placing out of season orders as a result of the weak agricultural market.

Gross profit for the first quarter of 2016 was $50,277,000 (23.8% of net sales) compared to $45,537,000 (21.9% of net sales) during the same period in 2015, an increase of $4,740,000.  The increase in margin dollars during the first quarter of 2016 was due to continuous improvement in production efficiencies and lower material costs as well as higher margin OEM mower parts sales. Negatively impacting the gross margin and margin percent during the first quarter of 2015 was $1,756,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $33,988,000 (16.1% of net sales) during the first quarter of 2016 compared to $33,409,000 (16.1% of net sales) during the same period of 2015, an increase of $579,000.  The increase in SG&A expenses in 2016 was mainly from increased sales commissions and marketing promotion expense.

Interest expense was $1,406,000 for the first quarter of 2016 compared to $1,623,000 during the same period in 2015, a decrease of $217,000.  The decrease in 2016 came from lower borrowings during the first quarter of 2016 compared to the first quarter of 2015.

Other income (expense), net was $622,000 of expense for the first quarter of 2016 compared to $860,000 of income during the same period in 2015.  The expense in 2016 and income 2015 were primarily the result of changes in exchange rates.

Provision for income taxes was $5,664,000 (39.5%) in the first quarter of 2016 compared to $4,058,000 (35.5%) during the same period in 2015. The increase in taxes is from higher profits in 2016. The higher effective tax rate in 2016 is primarily related to losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company’s net income after tax was $8,659,000 or $0.75 per share on a diluted basis for the first quarter of 2016 compared to $7,359,000 or $0.64 per share on a diluted basis for the first quarter of 2015.  The increase of $1,300,000 resulted from the factors described above.

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

As of March 31, 2016, the Company had working capital of $321,998,000 which represents an increase of $44,136,000 from working capital of $277,862,000 of December 31, 2015.

On March 9, 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder") on a debt free basis for a total consideration of $3.7 million subject to certain post-closing adjustments. This acquisition was accounted for in accordance with ASC Topic 805. The primary reason for the Herder acquisition was to establish a presence in South America which is a major global agricultural market; therefore, Herder is being reported as part of the Company's Agricultural Division. The revenue and earnings of Herder from the date of acquisition are not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2015, the results of operations of Herder would not have had a material pro forma effect on the Company’s revenues, earnings or earnings per share.

Capital expenditures were $1,761,000 for the first three months of 2016, compared to $1,886,000 during the first three months of 2015.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $28,324,000 and $17,656,000 during the three month periods ending March 31, 2016 and March 31, 2015, respectively. The net cash provided by financing activities in 2016 was from increased borrowings under our bank credit facility due to seasonal funding of operations.

The Company had $47,694,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2016. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The termination date of the Agreement is May 12, 2019. As of March 31, 2016, $173,000,000 was outstanding under the Agreement. On March 31, 2016, $1,582,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $75,418,000 in available borrowings. As of March 31, 2016, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements in the Company's 2015 10-K and Note 2 of these interim condensed consolidated financial statements.

Business Combinations

In the last ten years, we have acquired 13 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of intangible assets. However, with the 2014 acquisition of the Specialized business units, we acquired a significant amount of intangible assets. We identified the following intangible assets in the acquisition: trade name and trademarks, customer and dealer relationships, and patents, technology and drawings. In valuing certain acquired intangible assets, we used both excess earnings and relief from royalty methodologies, which are forms of discounted cash flow analysis. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment, and economic obsolescence. In making other assumptions on valuation and useful lives, we considered the unique nature of the acquisition and we utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for the acquisition. As of March 31, 2016, we had $46,972,000 in intangible assets (net of accumulated amortization).

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

The allowance for doubtful accounts was $3,581,000 at March 31, 2016 and $3,484,000 at December 31, 2015. The increase came from additional reserves required in the Company's U.S. operations.

Sales Discounts

At March 31, 2016 the Company had $18,090,000 in reserves for sales discounts compared to $15,094,000 at December 31, 2015 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2016. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program.  Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolescence and Slow Moving

The Company had $7,996,000 at March 31, 2016 and $9,675,000 at December 31, 2015 in reserve to cover obsolete and slow moving inventory.  The decrease in reserve for obsolescence primarily from its U.S. operations resulted from the Company's quarterly review during its normal course of business.  The policy regarding obsolete and slow moving inventory states that the reserve is to be calculated on a basis of: 1) no inventory usage over a three year period and inventory with quantity on hand is deemed obsolete and reserved at 100 percent and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three year supply.  There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company based on specific identification of an item or items that are deemed to be either included or excluded from this classification.  In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate.  New products or parts are generally excluded from the reserve policy until a three year history has been established.

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

The current liability warranty reserve balance was $5,418,000 at March 31, 2016 and $5,566,000 at December 31, 2015. The decrease was mainly from the Company's Industrial Division.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.  As of March 31, 2016, the Company had $76,397,000 of goodwill, which represents 12% of total assets and $52,472,000 of intangible assets which represents 8% of total assets.

The Company recognized no goodwill or intangible asset impairment in 2015 or 2014. During the 2015 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of December 31, 2015 would not result in an impairment of goodwill for any of the reporting units.

Forward-Looking Information

Part I of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item II of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; repercussions from the potential exit by the U.K. from the European Union; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term affect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2016, the Company had $1,324,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $199,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $3,559,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,228,000 for the three month period ending March 31, 2016.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,164,000 for the three month period ended March 31, 2015.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change in the first quarter 2016 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $865,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, see Note 16 Contingent Matters to our interim condensed consolidated financial statements.

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

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

May 6, 2016	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)