Form 10-Q
period 2016-06-30
ALAMO GROUP INC
filed 2016-08-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

AT JULY 29, 2016, 11,498,041 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2016 and December 31, 2015

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2016 and June 30, 2015

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2016 and June 30, 2015

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Six Months Ended June 30, 2016

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2016 and June 30, 2015

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$44,972	$26,922
Accounts receivable, net	196,901	178,305
Inventories, net	159,840	150,758
Prepaid expenses	4,928	5,410
Income tax receivable	1,631	1,491
Total current assets	408,272	362,886

Rental equipment, net	34,063	37,564

Property, plant and equipment	180,994	178,044
Less: Accumulated depreciation	(110,321)	(107,094)
	70,673	70,950

Goodwill	75,919	75,509
Intangible assets, net	51,724	52,950
Deferred income taxes	1,601	1,475
Other assets	3,076	2,169

Total assets	$645,328	$603,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55,702	$45,486
Income taxes payable	1,159	1,320
Accrued liabilities	33,081	38,141
Current maturities of long-term debt and capital lease obligations	1,211	77
Total current liabilities	91,153	85,024

Long-term debt and capital lease obligations, net of current maturities	164,003	144,006
Deferred pension liability	3,926	4,499
Other long-term liabilities	5,843	5,782
Deferred income taxes	4,165	3,723

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,448,358 and 11,392,236 outstanding at June 30, 2016 and December 31, 2015, respectively	1,145	1,139
Additional paid-in-capital	98,616	96,778
Treasury stock, at cost; 42,600 shares at June 30, 2016 and December 31, 2015	(426)	(426)
Retained earnings	316,227	299,057
Accumulated other comprehensive loss, net	(39,324)	(36,079)
Total stockholders’ equity	376,238	360,469

Total liabilities and stockholders’ equity	$645,328	$603,503

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Net sales:
Industrial	$117,146	$118,521	$240,424	$235,433
Agricultural	51,845	52,981	100,507	101,438
European	42,498	44,232	81,529	86,661
Total net sales	211,489	215,734	422,460	423,532
Cost of sales	159,311	165,069	320,005	327,330
Gross profit	52,178	50,665	102,455	96,202

Selling, general and administrative expenses	34,137	34,230	68,125	67,639
Income from operations	18,041	16,435	34,330	28,563

Interest expense	(1,523)	(1,848)	(2,929)	(3,471)
Interest income	56	41	118	93
Other income (expense), net	242	488	(380)	1,348
Income before income taxes	16,816	15,116	31,139	26,533
Provision for income taxes	6,254	5,406	11,918	9,464
Net Income	$10,562	$9,710	$19,221	$17,069

Net income per common share:
Basic	$0.93	$0.86	$1.69	$1.51
Diluted	$0.92	$0.84	$1.67	$1.49
Average common shares:
Basic	11,422	11,352	11,405	11,316
Diluted	11,550	11,498	11,529	11,467

Dividends declared	$0.09	$0.08	$0.18	$0.16

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Income	$10,562	$9,710	$19,221	$17,069
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,140)	5,830	(3,581)	(7,822)
Net gain on pension and other postretirement benefits	268	272	533	571
Other comprehensive (loss) income before income tax expense	(6,872)	6,102	(3,048)	(7,251)
Income tax expense related to items of other comprehensive (loss) income	(98)	(94)	(197)	(188)
Other comprehensive (loss) income	(6,970)	6,008	(3,245)	(7,439)
Comprehensive Income	$3,592	$15,718	$15,976	$9,630

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	19,221	—	19,221
Translation adjustment	—	—	—	—	—	(3,581)	(3,581)
Net actuarial gain arising during period	—	—	—	—	—	336	336
Tax effect of non-qualified stock options	—	—	141	—	—	—	141
Stock-based compensation	—	—	724	—	—	—	724
Exercise of stock options	56	6	992	—	—	—	998
Repurchased shares	—	—	(19)	—	—	—	(19)
Dividends paid ($.18 per share)	—	—	—	—	(2,051)	—	(2,051)
Balance at June 30, 2016	11,406	$1,145	$98,616	$(426)	$316,227	$(39,324)	$376,238

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating Activities
Net income	$19,221	$17,069
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	172	500
Depreciation	9,155	9,361
Amortization of intangibles	1,549	1,563
Amortization of debt issuance costs	106	106
Stock-based compensation expense	724	466
Excess tax benefits from stock-based payment arrangements	(141)	(39)
Provision for deferred income tax expense (benefit)	262	(858)
Gain on sale of property, plant and equipment	(239)	(83)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,149)	(22,152)
Inventories	(9,519)	(11,713)
Rental equipment	153	(14,496)
Prepaid expenses and other assets	(1,895)	(1,353)
Trade accounts payable and accrued liabilities	5,736	9,617
Income taxes payable	(193)	3,647
Other long-term liabilities	(83)	(394)
Net cash provided by (used in) operating activities	4,859	(8,759)

Investing Activities
Acquisitions, net of cash acquired	(188)	(3,465)
Purchase of property, plant and equipment	(6,191)	(5,101)
Proceeds from sale of property, plant and equipment	500	99
Net cash used in investing activities	(5,879)	(8,467)

Financing Activities
Borrowings on bank revolving credit facility	49,000	52,000
Repayments on bank revolving credit facility	(29,000)	(39,000)
Principal payments on long-term debt and capital leases	(10)	(19)
Proceeds from issuance of debt	918	—
Dividends paid	(2,051)	(1,808)
Proceeds from sale of common stock	998	1,939
Excess tax benefits from stock-based payment arrangements	141	39
Stock repurchased	(19)	—
Net cash provided by financing activities	19,977	13,151

Effect of exchange rate changes on cash and cash equivalents	(907)	(936)
Net change in cash and cash equivalents	18,050	(5,011)
Cash and cash equivalents at beginning of the period	26,922	39,533
Cash and cash equivalents at end of the period	$44,972	$34,522

Cash paid during the period for:
Interest	$2,918	$3,157
Income taxes	11,725	8,138
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2016

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be January 1, 2018. This update could impact the timing and amounts of revenue recognized. We are evaluating the effects, if any, that adoption of this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative.  ASU 2015-11 amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective prospectively for the Company on January 1, 2017, with early adoption permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” to simplify the accounting and reporting for employee share-based payments. This amendment involves several aspects of the accounting for share-based payment transactions, including accounting for income taxes as it pertains to the timing of when excess tax benefits are recognized and to the recognition of excess tax benefits and tax deficiencies in the statements of income, forfeitures, minimum statutory tax withholding requirements, as well as classification of excess tax benefits and employee taxes paid in the statement of cash flows. This amendment will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments provide specific transition and disclosure guidance for each provision. The Company has not yet evaluated the effect the adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses.  The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 18, 2018. The Company has not yet evaluated the effect the adoption of this ASU will have on its consolidated financial statements.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2015 10-K.

3.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At June 30, 2016 the Company had $17,838,000 in reserves for sales discounts compared to $15,094,000 at December 31, 2015 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2017. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The allowance for doubtful accounts was $3,550,000 at June 30, 2016 and $3,484,000 at December 31, 2015.

4.  Inventories

Inventories valued at LIFO cost represented 47% and 45% of total inventory at June 30, 2016 and December 31, 2015, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,712,000 at June 30, 2016 and December 31, 2015. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Finished goods	$132,363	$129,995
Work in process	14,756	9,561
Raw materials	12,721	11,202
Total inventory	$159,840	$150,758

Inventory obsolescence reserves were $7,581,000 at June 30, 2016 and $9,675,000 at December 31, 2015.  The decrease in reserve for obsolescence resulted from the Company's write-off of previously reserved inventory.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $9,832,000 and $8,322,000 at June 30, 2016 and December 31, 2015, respectively. The Company recognized depreciation expense of $1,699,000 and $1,918,000 for the three months ended June 30, 2016 and June 30, 2015, respectively and $3,443,000 and $3,664,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2016 and December 31, 2015, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2016:

(in thousands)
Balance at December 31, 2015	$75,509
Goodwill acquired	—
Translation adjustments	410
Balance at June 30, 2016	$75,919

As of June 30, 2016, the Company had $75,919,000 of goodwill, which represents 12% of total assets.

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2016	December 31, 2015
Definite:
Trade names and trademarks	25 years	$21,962	$21,878
Customer and dealer relationships	14 years	28,970	28,715
Patents and drawings	12 years	1,921	1,893
Total at cost		52,853	52,486
Less accumulated amortization		(6,629)	(5,036)
Total net		46,224	47,450
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$51,724	$52,950

The Company recognized amortization expense of $777,000 and $782,000 for the three months ending June 30, 2016 and 2015, respectively and $1,549,000 and $1,563,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company had $51,724,000 of intangible assets which represents 8% of total assets.

8. Warranty

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

The current liability warranty reserve balance was $5,133,000 at June 30, 2016 and $5,566,000 at December 31, 2015. The decrease was mainly from the Company's U.S. Operations.

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Current Maturities:
Capital lease obligations	$9	$17
Other notes payable	1,202	60
	1,211	77
Long-term debt:
Bank revolving credit facility	164,000	144,000
Capital lease obligations	3	6
	164,003	144,006
Total debt	$165,214	$144,083

As of June 30, 2016, $1,582,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $84,418,000 in available borrowings. As of June 30, 2016, the Company was in compliance with the covenants under the Agreement.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Dividends declared	$0.09	$0.08	$0.18	$0.16
Dividends paid	$0.09	$0.08	$0.18	$0.16

On July 1, 2016, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.09 per share, which was paid on July 29, 2016, to shareholders of record at the close of business on July 15, 2016.

11.  Stock-Based Compensation

The Company’s stock-based compensation expense was $439,000 and $290,000 for the three months ended June 30, 2016 and 2015, respectively and $724,000 and $466,000 for the six months ended June 30, 2016 and 2015, respectively.

The Company granted 21,000 Qualified Stock Options and 26,600 Restricted Stock Awards during the second quarter of 2016.

12.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2016	2015	2016	2015
Net Income	$10,562	$9,710	$19,221	$17,069
Average Common Shares:
Basic (weighted-average outstanding shares)	11,422	11,352	11,405	11,316
Dilutive potential common shares from stock options	128	146	124	151
Diluted (weighted-average outstanding shares)	11,550	11,498	11,529	11,467

Basic earnings per share	$0.93	$0.86	$1.69	$1.51
Diluted earnings per share	$0.92	$0.84	$1.67	$1.49

Stock options totaling 42,981 shares for the six months ended June 30, 2016 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

13.  Segment Reporting

At June 30, 2016 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Sales
Industrial	$117,146	$118,521	$240,424	$235,433
Agricultural	51,845	52,981	100,507	101,438
European	42,498	44,232	81,529	86,661
Consolidated	$211,489	$215,734	$422,460	$423,532

Income from Operations
Industrial	$9,171	$10,100	$20,698	$19,437
Agricultural	6,048	3,722	8,807	4,514
European	2,822	2,613	4,825	4,612
Consolidated	$18,041	$16,435	$34,330	$28,563

(in thousands)	June 30, 2016	December 31, 2015
Goodwill
Industrial	$56,660	$56,293
Agricultural	3,548	2,984
European	15,711	16,232
Consolidated	$75,919	$75,509

Total Identifiable Assets
Industrial	$370,278	$370,642
Agricultural	132,894	110,489
European	142,156	122,372
Consolidated	$645,328	$603,503

14.  Contingent Matters

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

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company appealed and requested a new trial. A hearing on the appeal was held on October 8, 2015. On May 26, 2016 the Federal Circuit Court of Appeals affirmed the lower court ruling and validating the jury’s finding that the defendants did not infringe the patent, and that the Deere & Company patent was invalid.

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

15.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Six Months Ended June 30, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	200	444	644
Expected return on plan assets	(324)	(598)	(922)
Amortization of net loss	142	220	362
Net periodic benefit cost	$22	$68	$90

	Six Months Ended June 30, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	202	434	636
Expected return on plan assets	(330)	(614)	(944)
Amortization of net loss	124	200	324
Net periodic benefit cost	$—	$22	$22

The Company amortizes annual pension expense evenly over four quarters. Pension expense was $45,000 and $11,000 the three months ended June 30, 2016 and June 30, 2015, respectively. Pension expense for the six months ended June 30, 2016 was $90,000 and $22,000 for the six month ending June 30, 2015. The Company is not required to contribute to the pension plans for the 2016 plan year but may do so.

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

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of June 30, 2016, the current retirement benefit (as defined in the plan) for the participants ranges from 10% and 20%.

The net period expense for the three months ended June 30, 2016 and 2015 was $148,000 and $150,000, respectively and $295,000 and $300,000 for the six months ended June 30, 2016 and 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2016	2015	2016	2015

Industrial	55.4%	54.9%	56.9%	55.6%
Agricultural	24.5%	24.6%	23.8%	23.9%
European	20.1%	20.5%	19.3%	20.5%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2016	2015	2016	2015

Gross margin	24.7%	23.5%	24.3%	22.7%
Income from operations	8.5%	7.6%	8.1%	6.7%
Income before income taxes	8.0%	7.0%	7.4%	6.3%
Net income	5.0%	4.5%	4.5%	4.0%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first six months of 2016, the Company's net income was up approximately 12.6% when compared to the same period in 2015. This increase was primarily the result of continued improvement in production efficiencies, lower material costs and control of operating expenses and to a lesser extent, improved sales in the Company's Industrial Division. Negatively influencing both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 2.1% increase in sales for the first six months of 2016 as sales of mowing, excavator and sweeping equipment outperformed the same period in 2015, while sales of vacuum trucks declined during the first six months of 2016 compared to the same period in 2015. Agricultural sales were slightly down in 2016 compared to the first six months of 2015 as soft market conditions continue to affect the agricultural market. European sales for the first six months of 2016 were down in U.S. dollars by 5.9% but slightly ahead in local currency compared to the same period in 2015. Consolidated income from operations was up 20.2% in the first six months of 2016. The Company's backlog was $130 million at the end of the first six months of 2016, which was down 19.8% versus the backlog of $162 million at the end of the first six months of 2015. The decrease in the Company's backlog was primarily attributable to softness in the Industrial Division's vacuum truck orders from non-governmental end users, weak economic conditions and unfavorable foreign currency translation affecting new orders in the European Division, and to a lesser extent, high prior year backlogs of initial orders related to new product introductions.

The Company believes that its markets for the remainder of 2016 will be steady but they could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, changes in currency exchange rates, increased levels of government regulations; ongoing weakness in the agricultural sector; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, extreme weather conditions; repercussions from the pending exit by the U.K. from the European Union (Brexit); budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Net sales for the second quarter of 2016 were $211,489,000, a decrease of $4,245,000, or 2.0% compared to $215,734,000 for the second quarter of 2015.  The decrease was mainly attributable to continued weakness in the European economy, soft agricultural markets and currency translation effects all of which continued to negatively impact our sales. In the Industrial Division, sales of sweepers, mowing equipment and snow removal equipment increased compared to the first quarter of 2015; however, sales were down in vacuum trucks due to soft non-governmental demands. Sales in the Agricultural Division were down slightly during the quarter as continued weakness in the agricultural market and low commodity prices impacted this Division. European sales were down 3.9% as currency translation rates negatively affected the sales of U.K. and European products.

Net Industrial sales decreased during the second quarter by $1,375,000 or 1.2% to $117,146,000 for 2016 compared to $118,521,000 during the same period in 2015.  The decrease was due to softness in sales of vacuum trucks to non-governmental end users, offset by increases in sweepers, mowing equipment and snow removal equipment.

Net Agricultural sales were $51,845,000 in the second quarter of 2016 compared to $52,981,000 for the same period in 2015, a decrease of $1,136,000 or 2.1%.  Weak agricultural market conditions and low commodity prices continued to negatively affect farm income which limited farmers' ability to purchase new equipment.

Net European Sales for the second quarter of 2016 were $42,498,000, a decrease of $1,734,000 or 3.9% compared to $44,232,000 during the second quarter of 2015. Half of the decrease resulted primarily from changes in currency translation rates which had a negative impact during the quarter. Industrial sales in France were up slightly compared to the second quarter of 2015 as a result of increased sales of Rivard vacuum trucks, however the French agricultural markets remained weak. U.K. sales were down in the second quarter of 2016 compared to the second quarter of 2015 as demand for mowing products were impacted by the uncertainty surrounding the recent Brexit vote in the U.K. and continued softness in agricultural markets we serve.

Gross profit for the second quarter of 2016 was $52,178,000 (24.7% of net sales) compared to $50,665,000 (23.5% of net sales) during the same period in 2015, an increase of $1,513,000.  The increase in margin dollars during the second quarter of 2016 was due to continuous improvement in production efficiencies as well as lower material costs. Negatively impacting the gross margin and margin percent during the second quarter of 2015 was $775,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $34,137,000 (16.1% of net sales) during the second quarter of 2016 compared to $34,230,000 (15.9% of net sales) during the same period of 2015, a decrease of $93,000.

Interest expense was $1,523,000 for the second quarter of 2016 compared to $1,848,000 during the same period in 2015, a decrease of $325,000.  The decrease in 2016 came from lower borrowings during the second quarter of 2016 compared to the second quarter of 2015.

Other income (expense), net was $242,000 of income for the second quarter of 2016 compared to $488,000 of income during the same period in 2015.  The income in 2016 and 2015 were primarily the result of changes in exchange rates.

Provision for income taxes was $6,254,000 (37.2%) in the second quarter of 2016 compared to $5,406,000 (35.8%) during the same period in 2015. The increase in taxes is from higher profits in 2016. The higher effective tax rate in 2016 is primarily related to a higher portion of our taxable income being generated in jurisdictions with higher tax rates.

The Company’s net income after tax was $10,562,000 or $0.92 per share on a diluted basis for the second quarter of 2016 compared to $9,710,000 or $0.84 per share on a diluted basis for the second quarter of 2015.  The increase of $852,000 resulted from the factors described above.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Net sales for the first six months of 2016 were $422,460,000, a decrease of $1,072,000 or 0.3% compared to $423,532,000 for the first six months of 2015. The decrease was primarily from currency translation effects. In the Industrial Division, excavators, sweepers, mowing equipment and to a lesser extent, snow removal products were up in the first six months of 2016 compared to the first six months of 2015, however sales of vacuum trucks specifically to non-governmental end users were down due to soft market conditions. Agricultural Division sales were down less than 1% for the first six months of 2016 due to a continued weak agricultural market compared to the same period in 2015. Sales in the European Division were down 5.9% as sales of UK and European products were negatively affected by currency translation rates and soft market conditions due to the uncertainty created by the recent Brexit vote in the U.K.

Net Industrial sales increased during the first six months by $4,991,000 or 2.1% to $240,424,000 for 2016 compared to $235,433,000 during the same period in 2015. The increase came primarily from the increased sales from sweeper, excavator, mowing equipment and snow removal equipment product lines. Negatively affecting sales were lower vacuum trucks sales to non-governmental end users.

Net Agricultural sales were $100,507,000 during the first six months of 2016 compared to $101,438,000 for the same period in 2015, a decrease of $931,000 or 0.9%. The decrease in sales for the first six months of 2016 compared to the first six months of 2015 was from the continued softness in the overall agricultural market.

Net European sales for the first six months of 2016 were $81,529,000, a decrease of $5,132,000 or 5.9% compared to $86,661,000 during the same period of 2015. The decrease in 2016 was primarily due to the negative affect from currency translation rates. The European Division continued to be faced with challenging market conditions particularly in France as agricultural markets were constrained by Europe's overall economic uncertainty. Rivard vacuum and sweeper equipment had increased sales compared to the first six months of 2015.

Gross profit for the first six months of 2016 was $102,455,000 (24.3% of net sales) compared to $96,202,000 (22.7% of net sales) during the same period in 2015, an increase of $6,253,000. The increase in margin dollars was mainly due to continuous improvement in production efficiencies as well as lower material costs. Negatively affecting both the gross margin and margin percent during the first six months of 2015 was $2,530,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $68,125,000 (16.1% of net sales) during the first six months of 2016 compared to $67,639,000 (16.0% of net sales) during the same period of 2015, an increase of $486,000. The increase in SG&A for the first six months of 2016 was primarily the result of increased sales commissions and marketing promotion expenses during the first quarter of 2016.

Interest expense was $2,929,000 for the first six months of 2016 compared to $3,471,000 during the same period in 2015, a decrease of $542,000. The decrease in 2016 came from the Company's efforts to reduce our borrowings which resulted in lower interest costs.

Other income (expense), net was $380,000 of expense during the first six months of 2016 compared to $1,348,000 of income in the first six months of 2015. The expense in 2016 and income in 2015 were primarily the result of changes in exchange rates.

Provision for income taxes was $11,918,000 (38.3%) in the first six months of 2016 compared to $9,464,000 (35.7%) during the same period in 2015. The increased effective tax rate in 2016 is primarily due to a higher portion of our taxable income being generated in jurisdictions with higher tax rates as well as losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company's net income after tax was $19,221,000 or $1.67 per share on a diluted basis for the first six months of 2016 compared to $17,069,000 or $1.49 per share on a diluted basis for the first six months of 2015. The increase of $2,152,000 resulted from the factors described above.

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

As of June 30, 2016, the Company had working capital of $317,119,000 which represents an increase of $39,257,000 from working capital of $277,862,000 of December 31, 2015.

Capital expenditures were $6,191,000 for the first six months of 2016, compared to $5,101,000 during the first six months of 2015.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $19,977,000 and $13,151,000 during the six month periods ended June 30, 2016 and June 30, 2015, respectively. The increase in net cash provided by financing activities in 2016 resulted from increased borrowings under our bank credit facility due to seasonal funding of operations.

The Company had $42,428,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2016. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The termination date of the Agreement is May 12, 2019. As of June 30, 2016, $164,000,000 was outstanding under the Agreement. On June 30, 2016, $1,582,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $84,418,000 in available borrowings. As of June 30, 2016, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2015 10-K, the policies relating to the business combinations, allowance for doubtful accounts, sales discounts, inventories-obsolete and slow moving, warranty, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2015 10-K.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are currently likely to have a current or future material effect on our financial condition.

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

Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” “believe,” “intend”, "will", "would", "should", "could" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; repercussions from the exit by the U.K. from the European Union; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2016, the Company had $2,314,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $347,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $7,140,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $2,724,000 for the six month period ending June 30, 2016.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,577,000 for the six month period ended June 30, 2015.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2016 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $820,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, see Note 14 Contingent Matters to our interim condensed consolidated financial statements.

Item 1A. - Risk Factors

The United Kingdom’s impending departure from the European Union could materially and adversely affect us.

On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to exit from the European Union (E.U.), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s exit from, and future relationship with, the E.U.  Although it is unknown what  the terms of exit from the E.U. or any future trade agreements will be, it is possible that there will be greater restrictions on imports and exports between the U.K., on the one hand, and E.U. and other countries, on the other hand, and increased regulatory complexities. The effects of Brexit will depend, among other things, on any agreements the U.K. makes to retain access to European Union and other markets either during a transitional period or more permanently.  Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  Any of these effects of Brexit, and others we cannot anticipate, could materially and adversely affect our operations and financial results.

Other than as set forth under this Item 1A, there have not been any material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - Other Information

(a) Reports on Form 8-K

None

(b) Other Information

None

Item 6. - Exhibits

(a)   Exhibits

3.1		Certificate of Incorporation of Alamo Group Inc.	Incorporated herein by reference to Exhibit 3.1 to Form S-1 Filed on February 5, 1993
3.2		Certificate of Amendment to Certificate of Incorporation of Alamo Group Inc.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K Filed on May 10, 2016
3.3		By-Laws, Amended as of May 5, 2016, of Alamo Group Inc.	Incorporated herein by reference to Exhibit 3.2 to Form 8-K Filed on May 10, 2016
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Alamo Group Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2016	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)