Form 10-Q
period 2016-09-30
ALAMO GROUP INC
filed 2016-11-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

AT OCTOBER 28, 2016, 11,510,631 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2016 and December 31, 2015

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2016 and September 30, 2015

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2016 and September 30, 2015

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Nine Months Ended September 30, 2016

	Interim Condensed Consolidated Statements of Cash Flows	7
	Nine Months Ended September 30, 2016 and September 30, 2015

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56,485	$26,922
Accounts receivable, net	174,047	178,305
Inventories, net	154,604	150,758
Prepaid expenses	4,589	5,410
Income tax receivable	2,970	1,491
Total current assets	392,695	362,886

Rental equipment, net	32,506	37,564

Property, plant and equipment	179,727	178,044
Less: Accumulated depreciation	(111,377)	(107,094)
	68,350	70,950

Goodwill	75,883	75,509
Intangible assets, net	50,921	52,950
Deferred income taxes	1,692	1,475
Other assets	2,835	2,169

Total assets	$624,882	$603,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,504	$45,486
Income taxes payable	2,150	1,320
Accrued liabilities	32,567	38,141
Current maturities of long-term debt and capital lease obligations	1,372	77
Total current liabilities	84,593	85,024

Long-term debt and capital lease obligations, net of current maturities	134,018	144,006
Deferred pension liability	3,790	4,499
Other long-term liabilities	5,935	5,782
Deferred income taxes	9,030	3,723

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,460,184 and 11,392,236 outstanding at September 30, 2016 and December 31, 2015, respectively	1,146	1,139
Additional paid-in-capital	99,222	96,778
Treasury stock, at cost; 42,600 shares at September 30, 2016 and December 31, 2015	(426)	(426)
Retained earnings	328,432	299,057
Accumulated other comprehensive loss, net	(40,858)	(36,079)
Total stockholders’ equity	387,516	360,469

Total liabilities and stockholders’ equity	$624,882	$603,503

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Net sales:
Industrial	$121,205	$127,385	$361,629	$362,818
Agricultural	56,443	58,919	156,950	160,357
European	39,118	45,310	120,647	131,971
Total net sales	216,766	231,614	639,226	655,146
Cost of sales	162,055	174,105	482,060	501,435
Gross profit	54,711	57,509	157,166	153,711

Selling, general and administrative expenses	33,699	33,939	101,824	101,578
Income from operations	21,012	23,570	55,342	52,133

Interest expense	(1,405)	(1,671)	(4,334)	(5,142)
Interest income	43	27	161	120
Other income (expense), net	127	895	(253)	2,243
Income before income taxes	19,777	22,821	50,916	49,354
Provision for income taxes	6,541	8,065	18,459	17,529
Net Income	$13,236	$14,756	$32,457	$31,825

Net income per common share:
Basic	$1.15	$1.30	$2.84	$2.81
Diluted	$1.14	$1.28	$2.81	$2.77
Average common shares:
Basic	11,460	11,380	11,424	11,337
Diluted	11,595	11,496	11,551	11,477

Dividends declared	$0.09	$0.08	$0.27	$0.24

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net Income	$13,236	$14,756	$32,457	$31,825
Other comprehensive loss:
Foreign currency translation adjustments	(1,702)	(8,190)	(5,283)	(16,012)
Net gain on pension and other postretirement benefits	266	277	799	848
Other comprehensive loss before income tax expense	(1,436)	(7,913)	(4,484)	(15,164)
Income tax expense related to items of other comprehensive loss	(98)	(94)	(295)	(282)
Other comprehensive loss	(1,534)	(8,007)	(4,779)	(15,446)
Comprehensive Income	$11,702	$6,749	$27,678	$16,379

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	32,457	—	32,457
Translation adjustment	—	—	—	—	—	(5,283)	(5,283)
Net actuarial gain arising during period	—	—	—	—	—	504	504
Tax effect of non-qualified stock options	—	—	141	—	—	—	141
Stock-based compensation	—	—	1,075	—	—	—	1,075
Exercise of stock options	68	7	1,247	—	—	—	1,254
Repurchased shares	—	—	(19)	—	—	—	(19)
Dividends paid ($.27 per share)	—	—	—	—	(3,082)	—	(3,082)
Balance at September 30, 2016	11,418	$1,146	$99,222	$(426)	$328,432	$(40,858)	$387,516

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating Activities
Net income	$32,457	$31,825
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	124	628
Depreciation	13,451	14,196
Amortization of intangibles	2,328	2,339
Amortization of debt issuance costs	159	159
Stock-based compensation expense	1,075	762
Excess tax benefits from stock-based payment arrangements	(212)	(80)
Provision for deferred income tax expense (benefit)	5,111	8
Gain on sale of property, plant and equipment	(367)	(113)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,552	(5,721)
Inventories	(4,265)	(12,935)
Rental equipment	199	(14,427)
Prepaid expenses and other assets	(2,216)	(2,257)
Trade accounts payable and accrued liabilities	(1,895)	12,318
Income taxes payable	(524)	4,989
Other long-term liabilities	59	(473)
Net cash provided by operating activities	48,036	31,218

Investing Activities
Acquisitions, net of cash acquired	(188)	(3,465)
Purchase of property, plant and equipment	(7,201)	(7,030)
Proceeds from sale of property, plant and equipment	899	197
Purchase of patents	(50)	—
Net cash used in investing activities	(6,540)	(10,298)

Financing Activities
Borrowings on bank revolving credit facility	71,000	62,000
Repayments on bank revolving credit facility	(81,000)	(77,000)
Principal payments on long-term debt and capital leases	(37)	(28)
Proceeds from issuance of debt	1,149	—
Dividends paid	(3,082)	(2,719)
Proceeds from sale of common stock	1,254	2,008
Excess tax benefits from stock-based payment arrangements	212	80
Stock repurchased	(19)	—
Net cash used in financing activities	(10,523)	(15,659)

Effect of exchange rate changes on cash and cash equivalents	(1,410)	(2,137)
Net change in cash and cash equivalents	29,563	3,124
Cash and cash equivalents at beginning of the period	26,922	39,533
Cash and cash equivalents at end of the period	$56,485	$42,657

Cash paid during the period for:
Interest	$4,433	$5,075
Income taxes	14,178	14,691
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2016

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective as of January 1, 2018, with early adoption permitted as of January 1, 2017. This update could impact the timing and amounts of revenue recognized. We are evaluating the effects, if any, that adoption of this guidance will have on our consolidated financial statements and have not yet selected a transition approach to implement the standard.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses.  The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 18, 2018. The Company has not yet evaluated the effect the adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” to address diversity in practice on certain specific cash flow issues. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have an effect on the consolidated financial statements.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2015 10-K.

3.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At September 30, 2016 the Company had $13,000,000 in reserves for sales discounts compared to $15,094,000 at December 31, 2015 on products shipped to our customers under various promotional programs. The decrease was primarily due to additional discounts taken on the Company's agricultural products during the pre-season, which runs from August to December of each year and orders are shipped through the second quarter of 2016. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The allowance for doubtful accounts was $3,380,000 at September 30, 2016 and $3,484,000 at December 31, 2015.

4.  Inventories

Inventories valued at LIFO cost represented 49% and 45% of total inventory at September 30, 2016 and December 31, 2015, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,712,000 at September 30, 2016 and December 31, 2015. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Finished goods	$133,396	$129,995
Work in process	8,788	9,561
Raw materials	12,420	11,202
Total inventory	$154,604	$150,758

Inventory obsolescence reserves were $7,703,000 at September 30, 2016 and $9,675,000 at December 31, 2015.  The decrease in reserve for obsolescence resulted from the Company's write-off of previously reserved inventory.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $9,667,000 and $8,322,000 at September 30, 2016 and December 31, 2015, respectively. The Company recognized depreciation expense of $1,508,000 and $2,018,000 for the three months ended September 30, 2016 and September 30, 2015, respectively and $4,951,000 and $5,683,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2016 and December 31, 2015, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2016:

(in thousands)
Balance at December 31, 2015	$75,509
Goodwill acquired	—
Translation adjustments	374
Balance at September 30, 2016	$75,883

As of September 30, 2016, the Company had $75,883,000 of goodwill, which represents 12% of total assets.

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2016	December 31, 2015
Definite:
Trade names and trademarks	25 years	$21,942	$21,878
Customer and dealer relationships	14 years	28,910	28,715
Patents and drawings	3-12 years	1,964	1,893
Total at cost		52,816	52,486
Less accumulated amortization		(7,395)	(5,036)
Total net		45,421	47,450
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$50,921	$52,950

The Company recognized amortization expense of $779,000 and $776,000 for the three months ending September 30, 2016 and 2015, respectively and $2,328,000 and $2,339,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company had $50,921,000 of intangible assets, which represents 8% of total assets.

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

The current liability warranty reserve balance was $5,235,000 at September 30, 2016 and $5,566,000 at December 31, 2015 and is included in Accrued liabilities on the Balance Sheet. The decrease was mainly from the Company's U.S. Operations.

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Current Maturities:
Capital lease obligations	$—	$17
Other notes payable	1,372	60
	1,372	77
Long-term debt:
Bank revolving credit facility	134,000	144,000
Capital lease obligations	1	6
Other notes payable	17	—
	134,018	144,006
Total debt	$135,390	$144,083

As of September 30, 2016, $1,311,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $114,689,000 in available borrowings. As of September 30, 2016, the Company was in compliance with the covenants under the Agreement.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Dividends declared	$0.09	$0.08	$0.27	$0.24
Dividends paid	$0.09	$0.08	$0.27	$0.24

On October 3, 2016, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.09 per share, which was paid on October 28, 2016, to shareholders of record at the close of business on October 14, 2016.

11.  Stock-Based Compensation

The Company’s stock-based compensation expense was $351,000 and $296,000 for the three months ended September 30, 2016 and 2015, respectively and $1,075,000 and $762,000 for the nine months ended September 30, 2016 and 2015, respectively.

12.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2016	2015	2016	2015
Net Income	$13,236	$14,756	$32,457	$31,825
Average Common Shares:
Basic (weighted-average outstanding shares)	11,460	11,380	11,424	11,337
Dilutive potential common shares from stock options	135	116	127	140
Diluted (weighted-average outstanding shares)	11,595	11,496	11,551	11,477

Basic earnings per share	$1.15	$1.30	$2.84	$2.81
Diluted earnings per share	$1.14	$1.28	$2.81	$2.77

13.  Segment Reporting

At September 30, 2016 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net Sales
Industrial	$121,205	$127,385	$361,629	$362,818
Agricultural	56,443	58,919	156,950	160,357
European	39,118	45,310	120,647	131,971
Consolidated	$216,766	$231,614	$639,226	$655,146

Income from Operations
Industrial	$9,318	$11,741	$30,016	$31,178
Agricultural	7,928	7,778	16,735	12,292
European	3,766	4,051	8,591	8,663
Consolidated	$21,012	$23,570	$55,342	$52,133

(in thousands)	September 30, 2016	December 31, 2015
Goodwill
Industrial	$56,574	$56,293
Agricultural	3,521	2,984
European	15,788	16,232
Consolidated	$75,883	$75,509

Total Identifiable Assets
Industrial	$362,430	$370,642
Agricultural	116,768	110,489
European	145,684	122,372
Consolidated	$624,882	$603,503

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

Alamo Group Inc. and Bush Hog, Inc. were added as defendants in 2013 to litigation by Deere & Company as plaintiff against Bush Hog, LLC (now Duroc, LLC) and Great Plains Manufacturing Incorporated, in which Deere alleged infringement of a mower-related patent. The jury concluded that not only did the defendants not infringe the patent, but that the patent was invalid as well. The Company expensed $2,100,000 in legal fees related to this lawsuit in 2013. Deere & Company appealed and requested a new trial. A hearing on the appeal was held on October 8, 2015. On May 26, 2016 the Federal Circuit Court of Appeals affirmed the lower court ruling and validating the jury’s finding that the defendants did not infringe the patent, and that the Deere & Company patent was invalid. This matter has been finally adjudicated and is no longer subject to further appeal by Deere & Company or any other parties.

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

15.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Nine Months Ended September 30, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	300	666	966
Expected return on plan assets	(486)	(898)	(1,384)
Amortization of net loss	213	330	543
Net periodic benefit cost	$33	$101	$134

	Nine Months Ended September 30, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	303	651	954
Expected return on plan assets	(495)	(921)	(1,416)
Amortization of net loss	186	300	486
Net periodic benefit cost	$—	$33	$33

The Company amortizes annual pension expense evenly over four quarters. Pension expense was $45,000 and $11,000 the three months ended September 30, 2016 and September 30, 2015, respectively. Pension expense for the nine months ended September 30, 2016 was $134,000 and $33,000 for the nine months ending September 30, 2015. The Company is not required to contribute to the pension plans for the 2016 plan year but may do so.

On April 6, 2016 we notified all participants in the Gradall Company Hourly Employees’ Pension Plan of our decision to terminate the plan.  Participants in the plan will not lose any benefits but will be given a choice between obtaining certain continued annuity benefits that match the benefits offered under the plan or receiving an immediate one-time lump sum payment in total settlement of benefits.  We currently anticipate that we will be able to meet all legal requirements to effectuate a proper termination of the plan on or before December 31, 2016.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of September 30, 2016, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended September 30, 2016 and 2015 was $148,000 and $150,000, respectively and $443,000 and $450,000 for the nine months ended September 30, 2016 and 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2016	2015	2016	2015

Industrial	55.9%	55.0%	56.6%	55.4%
Agricultural	26.0%	25.4%	24.5%	24.5%
European	18.1%	19.6%	18.9%	20.1%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2016	2015	2016	2015

Gross profit	25.2%	24.8%	24.6%	23.5%
Income from operations	9.7%	10.2%	8.7%	8.0%
Income before income taxes	9.1%	9.9%	8.0%	7.5%
Net income	6.1%	6.4%	5.1%	4.9%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first nine months of 2016, the Company's net income was up approximately 2.0% when compared to the same period in 2015. This increase was primarily the result of continued improvement in production efficiencies, lower material costs and control of operating expenses. Negatively influencing both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw less than a 1.0% decrease in sales for the first nine months of 2016 as sales of mowing, excavator, sweeping equipment and to a lessor extent, snow removal products outperformed the same period in 2015, while sales of vacuum trucks declined during the first nine months of 2016 compared to the same period in 2015. Agricultural sales were down in the first nine months of 2016 by 2.1% compared to the first nine months of 2015 as soft market conditions continue to affect the agricultural market. European sales for the first nine months of 2016 were down in U.S. dollars by 8.6% compared to the same period in 2015. Consolidated income from operations was up 6.2% in the first nine months of 2016 as compared to the same period in 2015. The Company's backlog was $137 million at the end of the first nine months of 2016, which was down 21.5% versus the backlog of $175 million at the end of the first nine months of 2015. The decrease in the Company's backlog was primarily attributable to softness in the Industrial Division's vacuum truck orders from non-governmental end users, weak markets in the Agricultural Division and challenging economic conditions and unfavorable foreign currency translation affecting new orders in the European Division, and to a lesser extent, high prior year backlogs of initial orders related to new product introductions.

The Company believes that its markets for the remainder of 2016 will remain soft and could be negatively affected by a variety of factors such as a continued weakness in the overall economy, sovereign debt issues, credit availability, changes in currency exchange rates, increased levels of government regulations; ongoing weakness in the agricultural sector; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics, extreme weather conditions; repercussions from the proposed exit by the U.K. from the European Union (Brexit); budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Net sales for the third quarter of 2016 were $216,766,000, a decrease of $14,848,000, or 6.4% compared to $231,614,000 for the third quarter of 2015.  The decrease was mainly attributable to weak demand for vacuum trucks, soft agricultural markets, continued weakness in the European economy and currency translation effects all of which continued to negatively impact our sales. Sales in the Industrial Division were down 4.9% as increased sales of sweepers, mowing equipment and snow removal equipment failed to offset decreased sales of vacuum trucks due to soft non-governmental demand. Sales in the Agricultural Division were down 4.2% during the quarter as continued weakness in the agricultural market and low commodity prices impacted this Division. European sales were down 13.7% as currency translation rates negatively affected the sales of U.K. and European products.

Net Industrial sales decreased during the third quarter by $6,180,000 or 4.9% to $121,205,000 for 2016 compared to $127,385,000 during the same period in 2015.  The decrease was due to softness in the vacuum trucks market to non-governmental end users. Increases in sweepers, excavators, mowing equipment and to a lessor extent, snow removal equipment were not enough to offset the lower vacuum truck sales.

Net Agricultural sales were $56,443,000 in the third quarter of 2016 compared to $58,919,000 for the same period in 2015, a decrease of $2,476,000 or 4.2%.  Weak agricultural market conditions and low commodity prices continued to negatively affect farm income which limited farmers' ability to purchase new equipment.

Net European sales for the third quarter of 2016 were $39,118,000, a decrease of $6,192,000 or 13.7% compared to $45,310,000 during the third quarter of 2015. Just over half of the decrease resulted from changes in currency translation rates which had a negative impact during the quarter. Industrial sales in France were up compared to the third quarter of 2015 as a result of increased sales of Rivard vacuum trucks while sales in the French agricultural markets reflected a slight increase. U.K. sales were down in the third quarter of 2016 compared to the third quarter of 2015 as demand for mowing products were impacted by the uncertainty surrounding the recent Brexit vote in the U.K. and continued softness in agricultural markets we serve.

Gross profit for the third quarter of 2016 was $54,711,000 (25.2% of net sales) compared to $57,509,000 (24.8% of net sales) during the same period in 2015, a decrease of $2,798,000.  The decrease in gross profit during the third quarter of 2016 was due to the lower sales volume from all three divisions partially offset by continuous improvement in production efficiencies, as well as lower material costs, which helped drive up margin percent for the quarter. Negatively impacting the gross profit and margin percent during the third quarter of 2015 was $209,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

Selling, general and administrative expenses (“SG&A”) were $33,699,000 (15.5% of net sales) during the third quarter of 2016 compared to $33,939,000 (14.7% of net sales) during the same period of 2015, a decrease of $240,000 which relates to a non recurring system conversion in the amount of $341,000 recognized in 2015.

Interest expense was $1,405,000 for the third quarter of 2016 compared to $1,671,000 during the same period in 2015, a decrease of $266,000.  The decrease in 2016 came from lower debt levels during the third quarter of 2016 compared to the third quarter of 2015.

Other income (expense), net was $127,000 of income for the third quarter of 2016 compared to $895,000 of income during the same period in 2015.  The income in 2016 and 2015 were primarily the result of changes in exchange rates.

Provision for income taxes was $6,541,000 (33.1%) in the third quarter of 2016 compared to $8,065,000 (35.3%) during the same period in 2015. The decrease in taxes is from lower taxable income in the third quarter of

2016. The lower effective tax rate in 2016 is primarily related to a lower portion of our taxable income being generated in jurisdictions with higher tax rates.

The Company’s net income after tax was $13,236,000 or $1.14 per share on a diluted basis for the third quarter of 2016 compared to $14,756,000 or $1.28 per share on a diluted basis for the third quarter of 2015.  The decrease of $1,520,000 resulted from the factors described above.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Net sales for the first nine months of 2016 were $639,226,000, a decrease of $15,920,000 or 2.4% compared to $655,146,000 for the first nine months of 2015. Just over half of the decrease was from currency translation effects. In the Industrial Division, excavators, sweepers, mowing equipment and to a lesser extent, snow removal products were up in the first nine months of 2016 compared to the first nine months of 2015, however sales of vacuum trucks specifically to non-governmental end users were down due to soft market conditions. Agricultural Division sales were down 2.1% for the first nine months of 2016 due to a continued weak agricultural market compared to the same period in 2015. Sales in the European Division were down 8.6% as sales of products manufactured in the U.K. were negatively affected by soft market conditions and currency translation rates which the Company believed was due, in part, to the uncertainty created by the recent Brexit vote in the U.K.

Net Industrial sales decreased during the first nine months by $1,189,000 or 0.3% to $361,629,000 for 2016 compared to $362,818,000 during the same period in 2015. The decrease came from lower vacuum trucks sales to non-governmental end users. Increased sales from sweeper, excavator, mowing equipment and snow removal equipment product lines were not enough to offset the decline in sales of vacuum truck products.

Net Agricultural sales were $156,950,000 during the first nine months of 2016 compared to $160,357,000 for the same period in 2015, a decrease of $3,407,000 or 2.1%. The decrease in sales for the first nine months of 2016 compared to the first nine months of 2015 was from the continued softness in the overall agricultural market.

Net European sales for the first nine months of 2016 were $120,647,000, a decrease of $11,324,000 or 8.6% compared to $131,971,000 during the same period of 2015. Over half of the decrease in 2016 was due to the negative affect from currency translation rates. The European Division continued to be faced with challenging market conditions in the U.K. Rivard vacuum equipment and the French agricultural products had increased sales compared to the first nine months of 2015 from improvements in operational execution.

Gross profit for the first nine months of 2016 was $157,166,000 (24.6% of net sales) compared to $153,711,000 (23.5% of net sales) during the same period in 2015, an increase of $3,455,000. Despite lower sales volume, the gross profit increase was due to continuous improvement in production efficiencies as well as lower material costs. Negatively affecting both the gross profit and margin percent during the first nine months of 2015 was $2,740,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business units.

SG&A were $101,824,000 (15.9% of net sales) during the first nine months of 2016 compared to $101,578,000 (15.5% of net sales) during the same period of 2015, an increase of $246,000. The increase in SG&A for the first nine months of 2016 was primarily the result of increased sales commissions and marketing promotion expenses during the first quarter of 2016.

Interest expense was $4,334,000 for the first nine months of 2016 compared to $5,142,000 during the same period in 2015, a decrease of $808,000. The decrease in 2016 came from the Company's efforts to reduce our borrowings which resulted in lower interest costs.

Other income (expense), net was $(253,000) of expense during the first nine months of 2016 compared to $2,243,000 of income in the first nine months of 2015. The expense in 2016 and income in 2015 were primarily the result of changes in exchange rates.

Provision for income taxes was $18,459,000 (36.3%) in the first nine months of 2016 compared to $17,529,000 (35.5%) during the same period in 2015. The increased effective tax rate in 2016 is primarily due to a higher portion of our taxable income being generated in jurisdictions with higher tax rates as well as losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company's net income after tax was $32,457,000 or $2.81 per share on a diluted basis for the first nine months of 2016 compared to $31,825,000 or $2.77 per share on a diluted basis for the first nine months of 2015. The increase of $632,000 resulted from the factors described above.

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

As of September 30, 2016, the Company had working capital of $308,102,000 which represents an increase of $30,240,000 from working capital of $277,862,000 at December 31, 2015.

Capital expenditures were $7,201,000 for the first nine months of 2016, compared to $7,030,000 during the first nine months of 2015.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash used by financing activities was $10,523,000 and $15,659,000 during the nine month periods ended September 30, 2016 and September 30, 2015, respectively. The decrease in net cash used by financing activities in 2016 resulted from a decrease in net repayments under our bank credit facility due to seasonal funding of operations.

The Company had $52,314,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2016. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The termination date of the Agreement is May 12, 2019. As of September 30, 2016, $134,000,000 was outstanding under the Agreement. On September 30, 2016, $1,311,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $114,689,000 in available borrowings. As of September 30, 2016, the Company was in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, the challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), the policies relating to the business combinations, allowance for doubtful accounts, sales discounts, inventories-obsolete and slow moving, warranty, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2015 Form 10-K.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., U.K., France, Canada, Brazil and Australia.  The Company sells its products primarily in the functional currency within the markets where the products are produced, but certain sales from the Company's U.K. and Canadian operations are denominated in other foreign currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2016, the Company had $1,725,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $259,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $1,702,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $4,306,000 for the nine month period ending September 30, 2016.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $4,120,000 for the nine month period ended September 30, 2015.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2016 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $670,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2015 Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

November 4, 2016	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)