Form 10-K
period 2016-12-31
ALAMO GROUP INC
filed 2017-03-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2016 (based upon the last reported sale price of $65.97 per share) was approximately $618,602,207 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 28, 2017 was 11,514,980 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2017 Annual Meeting of Stockholders to be held on May 4, 2017 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 2,900 employees and operates a total of twenty-four plants in North America, Europe, Australia and Brazil. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America and Western Europe.

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

In 2000, the Company purchased the product line and associated assets of Twose of Tiverton Ltd. (“Twose”) a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers in the U.K. They consolidated their operations into the existing facilities at McConnel and Bomford.

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

In 2002, the Company purchased substantially all of the assets of Faucheux Industries S.A. (“Faucheux”), a French manufacturer of front-end loaders and attachments. The Company acquired Faucheux out of administration, a form of bankruptcy in France. This acquisition broadened the range of our agricultural implements offered in the French market. During 2016, the Company restructured and consolidated the Faucheux operations into the Company's facility near Lyon, France.

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

In 2013, the Company acquired substantially all of the assets and assumed certain specified liabilities of Superior Equipment Australia PTY LTD ("Superior"). Superior is a small Australian-based manufacturer of agricultural mowing equipment and other attachments, parts, and services. The equipment is sold through dealers primarily to agricultural end-users with some sold to governmental entities in Australia. The Superior operations have been combined into the Company's Fieldquip location.

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

On May 13, 2014, the Company acquired all of the operating units of Specialized Industries LP.  The purchase included the businesses of Super Products LLC ("Super Products"), Wausau-Everest LP ("Wausau" & "Everest") and Howard P. Fairfield LLC ("H.P. Fairfield") as well as several related entities ("Specialized"), including all brand names and related product names and trademarks. The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition increased our product offering and enhanced our market position both in vacuum trucks and snow removal equipment primarily in North America.

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

Marketing and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, NiteHawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, Bush Hog®, Rhino®, Earthmaster®, RhinoAg™, Herschel®, Valu-Bilt®, CT Farm & Country™, Schulte®, Superior®, Fieldquip®, Herder®, McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

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

Gradall produces a range of excavators based on high-pressure hydraulic telescoping booms which are sold through dealers primarily to governmental agencies and related contractors, and to a lesser extent the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers. A portion of Gradall’s sales includes truck chassis which are not manufactured by Gradall.

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
Wausau designs and manufactures a comprehensive range of snow removal and ice control products. Products include snowplows, snow blowers, brooms, deicers, brine sprayers and other related accessories and parts. Wausau sells its products through its established dealer network to both governmental and non-governmental end-users and sells directly to airports and fixed-base operators.
Everest designs and manufactures a range of snow removal and ice control products including snowplows, wing systems, spreader bodies and other related accessories and parts. Everest also manufactures custom-engineered underground construction forms for vehicular, water/sewage and hydro-electric tunnels.

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

H.P. Fairfield is a full-service distributor of public works and runway maintenance products, parts and service, whose sales and service outlets are located in the northeastern part of the U.S. H.P. Fairfield’s offerings include custom municipal snow and ice removal equipment, a range of salt spreaders and truck bodies, street sweepers, a line of industrial rotary, flail and boom mowers, solid waste and recycling equipment, water and sewer maintenance equipment, municipal tractors and attachments, and asphalt maintenance patchers some of which are sourced from other Alamo Group companies. Certain of the products distributed and sold by H.P. Fairfield include Alamo Group products. H.P. Fairfield also provides truck up-fitting services as part of its business.
Agricultural Division

Bush Hog, Rhino and Earthmaster equipment is generally sold to farmers, ranchers and other end-users to clear brush, mow grass, maintain pastures and unused farmland, shred crops, till fields, and for haymaking and other applications. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary mowers, finishing mowers, flail mowers, disc mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. The equipment also includes a range of self-propelled zero turn radius mowers.

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

Fieldquip and Superior together broaden the Company's presence in Australia. Both companies sell a variety of agricultural equipment, specifically rotary mowers and tractor attachments. Fieldquip sells to customers ranging from large agricultural and commercial operators to small farm hobbyist and residential users. Superior's customers are generally agricultural dealers who service owners and operators in the turf, golf, park and airport industries and growers with orchards, vineyards and plantations in Australia and the South Pacific.

Herder gives the Company a presence in the Brazilian agricultural market. It is also our first step in establishing a position in the market and we believe allows us to pursue organic growth and further acquisitions in Brazil. Herder manufactures and distributes flail mowers and various other agricultural equipment, direct and through dealers. Its products are used in sugar cane, orchards and other agricultural markets.

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
SMA equipment includes hydraulic, boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. The Company consolidated its SMA operations located in Orleans, France, and production was relocated to its manufacturing facility near Lyon, France.

Forges Gorce manufactures cutting blades which are sold to some of the Company’s subsidiaries as well as to other customers.

Faucheux equipment includes front-end loaders, backhoes, attachments and related parts. In addition, Faucheux also markets certain agricultural related products from other company units and third party suppliers. During 2016, the Company restructured and consolidated the Faucheux business into the Company's manufacturing facility near Lyon, France.

Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France.

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is sold primarily in France and certain other markets, mainly in Europe, Middle East and North Africa, and to governmental entities and related contractors. It also complements our product offerings in North America. The majority of Rivard's customers provide their own truck chassis.

Replacement Parts
The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 18%, 18% and 20% of the Company’s total sales for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of the decline in percentage sales of spare parts relates to the 2014 acquisition of the units of Specialized, which has a lower mix of parts as a percentage of sales. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2016, the Company employed 160 people in its various engineering departments, 80 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $8,847,000 in 2016, $8,590,000 in 2015 and $8,427,000 in 2014. As a percentage of sales, research and development was approximately 1.0% in 2016, 1.0% in 2015 and 1.0% in 2014, and is expected to continue at similar levels in 2017

Seasonality

The Company’s sales, for both product and replacement parts, are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is typically lower in harsh weather. The Company utilizes an annual twelve-

month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2016, the Company had unfilled customer orders of $147,245,000 compared to $162,959,000 at December 31, 2015. Management expects that substantially all of the Company’s backlog as of December 31, 2016 will be shipped during fiscal year 2017. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2016, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gearboxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications. In addition, the Company, through its subsidiaries, purchases tractors and truck chassis as a number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but some delays in receiving tractors or truck chassis can occur throughout the year. The Company sources its purchased goods from international and domestic suppliers. No one supplier is responsible for supplying more than 10% of the principal raw materials or purchased goods used by the Company.

Patents and Trademarks

The Company owns various U.S. and international patents and trademarks. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or group of patents. The net book value of patents and trademarks was $26,642,000 and $27,590,000 as of December 31, 2016 and 2015, respectively.

Environmental and Other Governmental Regulations

Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and off-

site disposal locations, workplace safety and equal employment opportunities. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

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

Employees

As of December 31, 2016, the Company employed approximately 2,900 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 179 employees and will expire on March 12, 2017, and at the Tenco facility in Canada covering 81 employees which will expire on December 31, 2020. The Company’s European operations, McConnel, Bomford, Spearhead, AMS-UK, Kellands, SMA Faucheux, Forges Gorce, Rousseau and Rivard, also have various collective bargaining agreements covering 890 employees. The Company considers its employee relations to be satisfactory.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to develop and manufacture new and existing products profitably;

•	the inability of our suppliers, creditors, public utility providers and financial and other service organizations to deliver or provide their products or services to us;

•	legal actions and litigation;

•	impairment in the carrying value of goodwill;

•	our ability to hire and retain quality employees; and

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	an increase in unfunded pension plan liability due to financial market deterioration;

•	price and availability of energy and critical raw materials, particularly steel and steel products;

•	increased competition;

•	repercussions from the pending exit by the U.K. from the European Union;

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•	increased costs of complying with new regulations;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	abnormal seasonal factors in our industry;

•	changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies;

•	government actions, including but not limited to budget levels, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions; and

•	the amount of farm subsidies and farm payments.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2017 annual meeting of directors or until his successor is duly elected and qualified.

Name	Age	Position
Ronald A. Robinson	64	President and Chief Executive Officer
Dan E. Malone	56	Executive Vice President and Chief Financial Officer
Robert H. George	70	Vice President, Secretary and Treasurer
Richard J. Wehrle	60	Vice President and Corporate Controller
Edward T. Rizzuti	47	Vice President and General Counsel
Geoffrey Davies	69	Executive Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard H. Raborn	51	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	57	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Richard H. Raborn was appointed Executive Vice President of Alamo Group Inc. effective April 6, 2015. Mr. Raborn is also Executive Vice President of Alamo Group (USA) Inc. and is in charge of the Agricultural Division. Prior to joining the Company, Mr. Raborn was Vice President and General Manager of the Powertrain Metal Division for Illinois Tool Works (ITW) from 2009 to 2015. ITW is one of the world's leading diversified manufacturers of specialized industrial equipment, consumables and related service business. Mr. Raborn replaced Richard D. Pummell who retired from the Company in May 2015.

Jeffery A. Leonard joined Alamo Group in September 2011 as Executive Vice President of Alamo Group Inc. and Executive Vice President of Alamo Group (USA) Inc., in charge of the Industrial Division. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, construction power generation, automation, recycling, and pulp and paper industries.

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

Our business depends to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

•	weakness in the worldwide economy;

•	the price and availability of raw materials, purchased components and energy;

•	budget constraints and revenue shortfalls for our governmental customers;

•	changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation;

•	the levels of interest rates;

•	the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products but don’t have a manufacturing presence;

•	impact of tighter credit markets on the Company, its dealers and end-users;

•	impairment in the carrying value of goodwill; and

•	increase in unfunded pension plan liability due to financial market deterioration.

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary/deflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and recessionary economic conditions and outlook could cause consumers to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings.

The potential withdrawal of the U.K. from the European Union (“Brexit”) and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the U.K., the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the U.K. and other countries and (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union. Any of these developments, or the perception that any of these developments are likely to occur, could negatively affect economic growth or business activity in the U.K., the European Union and elsewhere, and could materially and adversely affect our business and results of operations.

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

We are subject to fluctuations in market prices for raw materials such as steel and energy. In addition, although most of the raw materials and purchased components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs could negatively affect spending by farmers, including their purchases of our products.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2016, goodwill was $74,825,000, which represents 14% of total assets.

The Company recognized no goodwill impairment in 2016, 2015 or 2014. During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. During the 2016 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2016 would not result in an impairment of goodwill for any of the reporting units.

We are significantly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems (some of which are provided and maintained by third parties) may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

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

Our international operations may also be adversely affected by laws and policies of the United States and the other countries in which we operate affecting foreign trade, investment, taxation and our ability to effectively source components and raw materials internationally. For example, any significant changes in U.S. trade policy, including the introduction of any new or expanded tariffs, could increase the cost of critical materials and supplies that we source internationally or negatively impact international sales of our products, which would have an adverse effect on our net sales and earnings.

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

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2016 ranged from $77.60 to $49.33 per share, and during 2015 from $64.34 to $44.30 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2016, 11,508,105 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 378,841 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 3, 2017, the Board of Directors of the Company increased its quarterly dividend from $.09 per share to $.10 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include prohibiting stockholders from calling stockholder meetings and prohibiting shareholder actions by written consent. Our Certificate of Incorporation and By-laws state that any amendment to certain provisions, including those provisions regarding limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater shareholder for a period of three years from the date such person acquired such status unless certain board or shareholder approvals were obtained.

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

As of December 31, 2016, four investors - Henry Crown and Company, BlackRock, Inc., Dimensional Fund Advisors LP, and Victory Capital Management Inc. - beneficially owned approximately 39% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company, were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2016, the Company utilized thirteen principal manufacturing plants located in the United States, six in Europe, three in Canada, one in Australia and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama*	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, Front-End Loaders and Backhoes and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Chartres, France	136,000	Owned	Property held for sale
Huntsville, Alabama*	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Leased	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Englefeld, Saskatchewan, Canada*	85,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Leavenworth, Kansas*	70,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Milwaukee, Wisconsin	62,000	Leased	Hydro-Excavator trucks for Super Products
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Skowhegan, Maine	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
New Berlin, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Leased	Truck Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Ayer's Cliff, Quebec, Canada*	35,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip and Superior
Ipswich, Australia	15,000	Leased	Air and Mechanical Sweeping Equipment for Schwarze
Birdlip, England*	14,000	Leased	Self-propelled Sprayers and a variety of Multi-Drive Load Carrying Equipment for Kellands
Matao, Brazil*	12,000	Leased	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	230,200	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	15,200	Owned	Corporate Office
Total	3,879,900	0.8608211552
     * Principal manufacturing plants
Approximately 86% of the manufacturing, warehouse and office space is owned. In November of 2016, the Company restructured and consolidated the Faucheux facility in Chartres, France into its Rousseau location and the Company listed the Chartres property for sale or lease. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 28, 2017, there were 11,514,980 shares of common stock outstanding, held by approximately 79 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 28, 2017, the closing price of the common stock on the New York Stock Exchange was $75.15 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2016				2015
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2016	$61.82	$48.26	$.09	March 31, 2015	$63.39	$44.74	$.08
June 30, 2016	66.01	52.82	.09	June 30, 2015	64.45	48.10	.08
September 30, 2016	68.04	61.49	.09	September 30, 2015	55.12	44.48	.08
December 31, 2016	78.91	59.55	.09	December 31, 2015	57.51	43.98	.08

On January 3, 2017, the Board of Directors of the Company declared a quarterly dividend of $.10 per share which was paid on January 27, 2017 to holders of record as of January 16, 2017. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2016, as well as the performance of an overall stock market index (the S&P 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 Russell Investment Group. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16
Alamo Group Inc.	100.00	122.16	228.74	183.61	198.71	292.04
S&P 600	100.00	116.33	164.38	173.84	170.41	215.67
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operations:
Net sales	$844,748	$879,577	$839,055	$682,090	$633,031
Income before income taxes	62,189	66,867	60,605	51,388	43,446
Net income	40,045	43,209	41,151	36,094	28,903
Percent of sales	4.7%	4.9%	4.9%	5.3%	4.6%
Earnings per share
Basic	3.50	3.81	3.47	3.00	2.43
Diluted	3.46	3.76	3.42	2.96	2.40
Dividends per share	0.36	0.32	0.28	0.28	0.24
Average common shares
Basic	11,434	11,349	11,875	12,050	11,899
Diluted	11,565	11,482	12,039	12,212	12,058
Financial Position:
Total assets	$552,776	$603,503	$632,886	$438,476	$404,339
Short-term debt and current maturities	73	77	551	420	588
Long-term debt, excluding current maturities	70,017	144,006	190,024	8	118
Stockholders’ equity	$387,717	$360,469	$337,670	$350,465	$310,286

(1)   Includes the results of operations of companies acquired from the closing dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2016	2015	2014

Industrial	$484,088	$498,761	$436,018
Agricultural	205,834	208,257	214,326
European	154,826	172,559	188,711
Total net sales	$844,748	$879,577	$839,055

Cost and profit margins, as percentages of net sales:

Cost of sales	75.7%	77.0%	77.4%
Gross profit	24.3%	23.0%	22.6%
Selling, general and administrative expenses	16.3%	15.5%	15.1%
Income from operations	8.0%	7.6%	7.5%
Income before income taxes	7.4%	7.6%	7.2%
Net income	4.7%	4.9%	4.9%

Results of Operations

Fiscal 2016 compared to Fiscal 2015

The Company’s net sales in the fiscal year ended December 31, 2016 (“2016”) were $844,748,000, a decrease of $34,829,000 or 4.0% compared to $879,577,000 for the fiscal year ended December 31, 2015 (“2015”). The Industrial Division was down 2.9% which was affected by soft market conditions mainly from lower sales of vacuum trucks specifically to non-governmental end users. Sales of excavators, sweepers, mowing equipment and to a lesser extent, snow removal products were up in 2016 compared to 2015. Agricultural Division sales were down 1.2% for 2016 due to a continued weak agricultural market compared to the same period in 2015. Sales in the European Division were down 10.3% as sales of products manufactured in the U.K. were negatively affected by soft market conditions and currency translation rates which the Company believed was due, in part, to the uncertainty created by the recent Brexit vote in the U.K.

Net Industrial sales were $484,088,000 in 2016 compared to $498,761,000 in 2015, a decrease of $14,673,000 or 2.9%. The decrease came from lower vacuum trucks sales to non-governmental end users. Increased sales from sweeper, excavator, mowing equipment and snow removal equipment product lines were not enough to offset the decline in sales of vacuum truck products.

Net Agricultural sales were $205,834,000 in 2016 compared to $208,257,000 in 2015, representing a decrease of $2,423,000 or 1.2%. The decrease in sales for 2016 compared to 2015 was from the continued softness in the overall agricultural market.

Net European sales decreased $17,733,000 or 10.3% to $154,826,000 in 2016 compared to $172,559,000 in 2015. The decrease in 2016 was primarily due to the negative effect on sales from changes in currency translation rates. The European Division continued to be faced with challenging market conditions in the U.K. Rivard vacuum equipment and the French agricultural products had increased sales in 2016 compared to 2015 from improvements in operational execution.

Gross margins for 2016 were $205,099,000 (24.3% of net sales) compared to $202,448,000 (23.0% of net sales) in 2015, an increase of $2,651,000. Despite lower sales volume, the gross profit increase was due to continuous improvement in production efficiencies as well as lower material costs. Negatively affecting both the gross profit and margin percent during 2015 was $2,740,000 in higher cost of goods sold related to the initial step-up in fair value of inventory in the Specialized business divisions acquired in 2014.

Selling, general and administrative expenses (“SG&A”) were $137,479,000 (16.3% of net sales) in 2016 compared to $135,920,000 (15.5% of net sales) in 2015. The increase in SG&A was primarily the result of a $2,889,000 in pension expense related to cumulative actuarial losses related to the closure of the Gradall Hourly Employees' Savings and Investment Plan that had been previously deferred in Other comprehensive income and Deferred taxes.

Interest expense for 2016 was $5,914,000 compared to $6,724,000 in 2015, a decrease of $810,000 or 12.0%.The decrease in 2016 came from the Company's reduction in borrowings which resulted in lower interest costs.

Other income (expense), net was income of $269,000 during 2016 compared to income of $6,874,000 in 2015. The income in 2016 was primarily the result of changes in exchange rates. The income in 2015 was primarily from the gain on the sale of excess land in the U.K. in the amount of $3,796,000 and changes in exchange rates.

Provision for income taxes was $22,144,000 (35.6% of income before income taxes) for 2016 compared to $23,658,000 (35.4% of income before income taxes) in 2015.

Net income for 2016 was $40,045,000 compared to $43,209,000 in 2015 due to the factors described above.

 Fiscal 2015 compared to Fiscal 2014

The Company’s net sales in the fiscal year ended December 31, 2015 (“2015”) were $879,577,000, an increase of $40,522,000 or 4.8% compared to $839,055,000 for the fiscal year ended December 31, 2014 (“2014”). The increase resulted primarily from a full year's effect on sales in 2015 from the Specialized business divisions and other acquisitions compared to a partial year in 2014. This netted an additional $62,944,000 of sales in 2015. In the Company's Industrial Division, sales of excavators, sweepers, and snow removal products were up in 2015 compared to 2014; however, sales of mowing equipment and vacuum trucks were down due to adverse weather conditions early in the year and soft markets in the non-governmental sector. Agricultural Division sales were down 2.8% for 2015 due to a weak agricultural market compared to 2014. Sales in the European Division were down 8.6% in U.S. dollars as sales of UK and European products were lower in 2015 as compared to 2014 primarily as a result of the impact of changes in currency translation rates.

Net Industrial sales were $498,761,000 in 2015 compared to $436,018,000 in 2014, an increase of $62,743,000 or 14.4%. The increase came primarily from the acquisition of the Specialized business divisions which netted additional sales of $57,887,000 in 2015. Also, favorably affecting sales were increases from sweeper, excavator, and snow removal equipment product lines. Negatively affecting sales were lower sales volumes of mowing equipment and vacuum trucks.

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

Gross margins for 2015 were $202,448,000 (23.0% of net sales) compared to $189,228,000 (22.6% of net sales) in 2014, an increase of $13,220,000. The increase in margin dollars was mainly due to the full year effect from the acquisitions of the Specialized business divisions, Kellands and Fieldquip in the amount of $14,012,000. Negatively affecting both the gross margin and margin percent during 2015 and 2014, respectively, were $2,740,000 and $2,578,000 in higher cost of goods sold related to the step-up in fair value of inventory in the Specialized business divisions.

Selling, general and administrative expenses (“SG&A”) were $135,920,000 (15.5% of net sales) in 2015 compared to $126,564,000 (15.1% of net sales) in 2014. The increase of $9,356,000 in SG&A in 2015 was primarily from the acquisitions of the Specialized business divisions, Kellands and Fieldquip in the amount of $8,953,000 and $2,941,000 in costs related to the restructuring and consolidation of the Company's Faucheux operation in France. Included in the SG&A expenses for the Specialized business divisions were $3,113,000 in 2015 and $1,999,000 in 2014 of amortization of acquired intangible assets.

Interest expense for 2015 was $6,724,000 compared to $4,037,000 in 2014, an increase of $2,687,000 or 66.6%.The increase in 2015 came from increased borrowings due to the acquisition of the Specialized business divisions and to a lesser extent the repurchase of 849,690 shares of common stock which occurred late in the third quarter of 2014.

Other income (expense), net was income of $6,874,000 during 2015 compared to income of $1,767,000 in 2014. The income in 2015 was primarily from the gain on the sale of excess land in the U.K. in the amount of $3,796,000 and changes in exchange rates. In 2014 the gain was mainly the result of changes in exchange rates and governmental grants received in the U.K.

Provision for income taxes was $23,658,000 (35.4% of income before income taxes) for 2015 compared to $19,454,000 (32.1% of income before income taxes) in 2014. The increase in the effective income tax rate for 2015 compared to 2014 reflects the acquisition of the Specialized business divisions which are located in jurisdictions subject to tax rates above the Company's average.

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

As of December 31, 2016, the Company had working capital of $248,918,000, which represents a decrease of $28,944,000 from working capital of $277,862,000 as of December 31, 2015. The decrease in working capital was primarily from the reduction of cash, accounts receivable and inventory levels. Reduction in cash was in part due to repayments on the Company's revolving credit facility.

Capital expenditures were $9,711,000 for 2016, compared to $15,479,000 for 2015 which included the purchase of the land and buildings at the Company's Wausau facility in the amount of $4,745,000. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

The Company has $14,502,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2016. The majority of these funds are at our French and Canadian facilities and would not be available for use in the United States without incurring U.S. federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

Net cash provided by operating activities was $75,554,000 for 2016, compared to $52,560,000 for 2015. The increase of cash from operating activities came primarily from changes in accounts receivable and inventory levels in all three Divisions.

Net cash used in investing activities was $8,656,000 for 2016, compared to $14,698,000 for 2015. The decrease in cash used in investing activities was primarily due to lower purchases of property, plant and equipment.

Net cash used by financing activities was $77,117,000 for 2016, compared to net cash used of $48,196,000 for 2015. The increase in cash used in financing activities was due to the reduction of outstanding indebtedness under the Company's revolving credit facility.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended it's revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2016, $70,000,000 was outstanding under the Agreement. On December 31, 2016, $1,714,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $178,286,000 in available borrowings. As of December 31, 2016, the Company is in compliance with the terms and conditions of the Agreement.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” to simplify the accounting and reporting for employee share-based payments. This amendment involves several aspects of the accounting for share-based payment transactions, including accounting for income taxes as it pertains to the timing of when excess tax benefits are recognized and to the recognition of excess tax benefits and tax deficiencies in the statements of income, forfeitures, minimum statutory tax withholding requirements, as well as classification of 8 excess tax benefits and employee taxes paid in the statement of cash flows. This amendment will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments provide specific transition and disclosure guidance for each provision. The adoption of the changes will not materially affect our financial position or results of our operations.

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

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2016:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$70,090	$73	$17	$70,000	$—
Interest obligations	9,286	1,871	3,738	3,677	—
Operating lease obligations	7,584	3,130	3,351	1,067	36
Purchase obligations	89,355	89,355	—	—	—
Total	$176,315	$94,429	$7,106	$74,744	$36

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2016.

(C)	Operating lease obligation means a payment obligation under a lease classified as an operating lease.

(D)
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

Business Combinations

Business acquisitions are accounted for by the acquisition method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions; however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
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

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group, in certain instances, to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $2,501,000 on December 31, 2016, and $3,484,000 on December 31, 2015. The decrease was primarily in the Company's U.S. operations.

Sales Discounts

On December 31, 2016, the Company had $13,488,000 in reserves for sales discounts compared to $15,094,000 on December 31, 2015 on product shipped to our customers under various promotional programs. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,262,000 on December 31, 2016 and $9,675,000 on December 31, 2015 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information when available to support its reserve. The Company does not adjust the reserve balance until the inventory is liquidated.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood divisions and 90 days on parts, though some components can have warranty for longer terms.

Warranty reserve, as a percentage of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a ninety-day to six-month lag period. The Company’s historical experience is that an end-user takes approximately 90 days to six months from the receipt of the division to file a warranty claim. A warranty reserve is established for each different marketing group. Reserve balances are evaluated on a quarterly basis and adjustments made when required.

The current liability warranty reserve balance was $5,262,000 on December 31, 2016 and $5,566,000 on December 31, 2015. The decrease was primarily in the Company's U.S. operations.

Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. Definite-lived intangible assets are also tested for impairment at the reporting unit level whenever events or circumstances make it likely that an impairment may have occurred. Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists. Any impairment loss is recognized in earnings.
We typically measure the fair value of each reporting unit using a discounted cash flow analysis (income approach) based on assumptions that market participants would apply. Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. Cash flows to perpetuity are forecasted based on projected revenue growth and our planned business strategies in future periods. Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital.
We perform our annual quantitative test for goodwill impairment in the fourth quarter of each fiscal year. Based on the quantitative testing performed during 2016, 2015 and 2014, we determined that none of the goodwill associated with our reporting units were impaired in any of those years. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.
Impairment exists for definite-lived intangible assets when the carrying amount of an asset is not recoverable through non-discounted future cash flows and its carrying value exceeds its estimated fair value as typically determined under the income approach. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
Impairment exists for indefinite-lived intangible assets that consist of trademarks when the carrying amount of an asset is in excess of its fair value as determined using the royalty relief method.
These assumptions and projections underlying the fair value estimates are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company manufactures its products primarily in the United States, the U.K., France, Canada, Brazil and Australia. The Company sells its products primarily within the markets where the products are produced, but certain of the Company’s sales from its U.K. and Canadian operations are denominated in other currencies. As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates in the U.K. and Canada or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts for over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2016, the Company had a notional amount of $1,384,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $208,000. However, since these contracts offset foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2016, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $5,755,000. Comparatively, on December 31, 2015, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $5,424,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2016 was a loss of $13,156,000. On December 31, 2016, the British pound closed at 0.8100 relative to the U.S. dollar, and the Euro closed at 0.9506 relative to the U.S. dollar. By comparison, on December 31, 2015, the British pound closed at 0.6786 relative to the U.S. dollar, and the Euro closed at 0.9207 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2016 average interest rate under these borrowings, the Company’s 2016 interest expense would have changed by approximately $3,033,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 47 through 78 of this report are incorporated herein by reference.
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

Changes in Internal Controls over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15 under the Securities Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website (www.alamo-group.com) under the “Our Commitment” tab and are also available in printed form at no charge by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal executive office of the Company. The telephone number is 830-379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2016.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2016, the last day of Alamo Group Inc.’s 2016 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
First Amended and Restated 1999 Non-Qualified Stock Option Plan	28,400	$16.28	—
2005 Incentive Stock Option Plan	174,820	$32.94	—
2009 Equity Incentive Plan	129,621	$45.54	207,608
2015 Incentive Stock Option Plan	46,000	$54.32	353,450
Plans not approved by stockholders	—	—	—
Total	378,841		561,058

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2016.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 4 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 16. Summary

None.

Exhibits

Exhibits – The following exhibits are incorporated by reference to the filing indicated or are included following the index to Exhibits.

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

2.1	—	Membership Interests and Partnership Interests Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as of February 24, 2014	Filed as Exhibit 10.1 to Form 8-K, February 28, 2014
2.2	—
First Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as March 3, 2014.
Filed as Exhibit 2.02 to Form 10-Q, May 8, 2014
2.3	—
Second Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as March 3, 2014.
Filed as Exhibit 10.1 to Form 8-K, April 17, 2014
2.4	—	Third Amendment to Membership Interests and Partnership Interest Purchase Agreement by and between Alamo Group (USA) Inc., as Purchaser, and Specialized Industries LP, as Seller Dated as May 9, 2014.	Filed as Exhibit 10.1 to Form 8-K, May 14, 2014
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, May 3, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, May 4, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.9		Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, August 25, 2004

10.10	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.11	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.12	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10 Q, May 7, 2007
10.13	—
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
Filed as Exhibit 10.2 to Form 8K, May 14, 2014
10.17	—
Tenth Amendment of the Amended and Restated Revolving Credit Agreement, dated December 20, 2016, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.
Filed as Exhibit 10.1 to Form 8K, December 22, 2016
*10.18	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.19	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.20	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.21	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.22	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.23	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2011
*10.24	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.25	—	Amended Incentive Compensation Plan	Filed as Exhibit 10.1 to Form 8-K, March 11, 2011
*10.26	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, May 3, 2013

10.27	—	Share Repurchase Agreement	Filed as Exhibit 10.1 to Form 8-K, September 25, 2014
*10.28		2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, May 7, 2015
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 7, 2017
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 7th day of March, 2017.

Signature	Title

/s/GARY L. MARTIN Gary L. Martin	Chairman of the Board & Director

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Director (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/RODERICK R. BATY Roderick R. Baty	Director

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/DAVID W. GRZELAK David W. Grzelak	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2016, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 7, 2017	/s/Ronald A. Robinson
President & Chief Executive Officer
(Principal Executive Officer)

/s/Dan E. Malone
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited Alamo Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alamo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alamo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO .

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Houston, Texas
March 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alamo Group Inc:

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, Alamo Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Houston, Texas
March 7, 2017

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,793	$26,922
Accounts receivable, net	170,329	178,305
Inventories	135,760	150,758
Prepaid expenses	4,725	5,410
Income tax receivable	11	1,491
Total current assets	327,618	362,886

Rental equipment, net	30,970	37,564

Property, plant and equipment	180,041	178,044
Less: Accumulated depreciation	(113,412)	(107,094)
	66,629	70,950

Goodwill	74,825	75,509
Intangible assets, net	50,038	52,950
Deferred income taxes	619	1,475
Other assets	2,077	2,169
Total assets	$552,776	$603,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$43,136	$45,486
Income taxes payable	2,333	1,320
Accrued liabilities	33,158	38,141
Current maturities of long-term debt and capital lease obligations	73	77
Total current liabilities	78,700	85,024

Long-term debt and capital lease obligation, net of current maturities	70,017	144,006
Accrued pension liabilities	2,929	4,499
Other long-term liabilities	6,969	5,782
Deferred income taxes	6,444	3,723
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,462,484 and 11,392,236 issued at December 31, 2016 and December 31, 2015, respectively	1,146	1,139
Additional paid-in capital	99,765	96,778
Treasury stock, at cost; 42,600 shares at December 31, 2016 and December 31, 2015	(426)	(426)
Retained earnings	334,988	299,057
Accumulated other comprehensive loss	(47,756)	(36,079)
Total stockholders’ equity	387,717	360,469
Total liabilities and stockholders’ equity	$552,776	$603,503

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net sales:
Industrial	$484,088	$498,761	$436,018
Agricultural	205,834	208,257	214,326
European	154,826	172,559	188,711
Total net sales	844,748	879,577	839,055
Cost of sales	639,649	677,129	649,827
Gross profit	205,099	202,448	189,228

Selling, general and administrative expenses	137,479	135,920	126,564
Income from operations	67,620	66,528	62,664

Interest expense	(5,914)	(6,724)	(4,037)
Interest income	214	189	211
Other income	269	6,874	1,767
Income before income taxes	62,189	66,867	60,605

Provision for income taxes	22,144	23,658	19,454
Net income	$40,045	$43,209	$41,151

Net income per common share:
Basic	$3.50	$3.81	$3.47
Diluted	$3.46	$3.76	$3.42
Average common shares:
Basic	11,434	11,349	11,875
Diluted	11,565	11,482	12,039

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014

Net income	$40,045	$43,209	$41,151
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13,156)	(20,112)	(16,331)
Net gain (loss) on pension and other post-retirement benefits	2,369	544	(4,938)
Other comprehensive (loss) before income tax (benefit) expense	(10,787)	(19,568)	(21,269)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(890)	(152)	1,872
Other comprehensive (loss)	$(11,677)	$(19,720)	$(19,397)
Comprehensive income	$28,368	$23,489	$21,754

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2013	12,071	$1,211	$91,439	$(426)	$255,203	$3,038	$350,465
Net income	—	—	—	—	41,151	—	41,151
Translation adjustment	—	—	—	—	—	(16,331)	(16,331)
Net actuarial loss arising during period net of taxes	—	—	—	—	—	(3,066)	(3,066)
Tax effect of exercised non-qualified stock options	—	—	94	—	—	—	94
Stock-based compensation	—	—	1,986	—	—	—	1,986
Exercise of stock options	43	4	899	—	—	—	903
Repurchased shares	—	—	—	(34,204)	—	—	(34,204)
Retirement of shares	(850)	(85)	(569)	34,204	(33,550)	—	—
Dividends paid ($.28 per share)	—	—	—	—	(3,328)	—	(3,328)
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	43,209	—	43,209
Translation adjustment	—	—	—	—	—	(20,112)	(20,112)
Net actuarial gain arising during period net of taxes	—	—	—	—	—	392	392
Tax effect of exercised non-qualified stock options	—	—	(142)	—	—	—	(142)
Stock-based compensation	—	—	1,057	—	—	—	1,057
Exercise of stock options	86	9	2,014	—	—	—	2,023
Dividends paid ($.32 per share)	—	—	—	—	(3,628)	—	(3,628)
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	40,045	—	40,045
Translation adjustment	—	—	—	—	—	(13,156)	(13,156)
Net actuarial gain arising during period net of taxes	—	—	—	—	—	1,479	1,479
Tax effect of exercised non-qualified stock options	—	—	230	—	—	—	230
Stock-based compensation	—	—	1,414	—	—	—	1,414
Exercise of stock options	70	7	1,362	—	—	—	1,369
Repurchased shares	—	—	(19)	—	—	—	(19)
Dividends paid ($.36 per share)	—	—	—	—	(4,114)	—	(4,114)
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Operating Activities
Net income	$40,045	$43,209	$41,151
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	482	965	469
Depreciation	17,696	18,988	10,645
Amortization of intangibles	3,104	3,113	2,005
Amortization of debt issuance	213	214	183
Stock-based compensation expense	1,414	1,057	1,986
Excess tax (benefit) expense from stock-based payment arrangements	(230)	142	(94)
Provision for deferred income tax expense (benefit)	2,620	2,804	(108)
Gain on sale of property, plant and equipment	(345)	(4,046)	(911)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,876	(9,657)	(12,596)
Inventories	12,340	9,759	(10,993)
Rental equipment	315	(11,699)	(5,184)
Prepaid expenses and other	(5,634)	(3,521)	6,661
Trade accounts payable and accrued liabilities	(5,382)	(1,708)	1,202
Income taxes payable	2,908	3,700	(3,075)
Other assets and liabilities, net	2,132	(760)	(1,131)
Net cash provided by operating activities	75,554	52,560	30,210

Investing Activities
Acquisitions, net of cash acquired	(188)	(3,465)	(196,467)
Purchase of property, plant and equipment	(9,711)	(15,479)	(9,806)
Proceeds from sale of property, plant and equipment	1,293	4,246	1,442
Purchase of patents	(50)	—	—
Net cash used in investing activities	(8,656)	(14,698)	(204,831)

Financing Activities
Borrowings on bank revolving credit facility	79,000	79,000	273,000
Repayment on bank revolving credit facility	(153,000)	(125,000)	(83,000)
Principal payments on long-term debt and capital leases	(38)	(449)	(682)
Proceeds from issuance of long-term debt	48	—	767
Debt issuance cost	(593)	—	(818)
Dividends paid	(4,114)	(3,628)	(3,328)
Proceeds from exercise of stock options	1,369	2,023	903
Treasury stock repurchased	—	—	(34,204)
Common stock repurchased	(19)	—	—
Excess tax expense (benefit) from stock-based payment arrangements	230	(142)	94
Net cash (used in) provided by financing activities	(77,117)	(48,196)	152,732

Effect of exchange rate changes on cash	90	(2,277)	(2,538)
Net change in cash and cash equivalents	(10,129)	(12,611)	(24,427)
Cash and cash equivalents at beginning of the year	26,922	39,533	63,960
Cash and cash equivalents at end of the year	$16,793	$26,922	$39,533
Cash paid during the year for:
Interest	$5,796	$6,936	$3,320
Income taxes	$16,637	$18,709	$22,243
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

The Company manages its business through three principal reporting segments: Industrial, Agricultural and European, which are discussed in Note 14.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

 The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues, and expenses reported in the financial statements and accompanying notes. Judgments related to asset impairment and certain reserves are particularly subject to change. Actual results could differ from those estimates. Such estimates include, but are not limited to, allowance for doubtful accounts, reserve for sales discounts, estimated realizable value on obsolete and slow-moving inventory, warranty reserve, estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates related to income taxes; and estimates related to contingencies.

Foreign Currency

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss).
The Company enters into foreign currency forward contracts to limit its exposure to certain foreign currency transactions. The Company does not hold or issue financial instruments for trading purposes. On December 31, 2016, the Company had a notional amount of $1,384,000 in outstanding forward exchange contracts related to sales.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2016 and December 31, 2015, there was no restricted cash.
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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, rental equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares non-discounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on a non-discounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. The Company performs its annual test for goodwill impairment related to its reporting units on October 1 of each fiscal year. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

The Company has intangible assets with both definite and indefinite useful lives. The definite-lived assets are trade names and trademarks, customer and dealer relationships, and patents and drawings that are subject to amortization with useful lives ranging from 12 years to 25 years. Impairment of definite-lived assets is discussed as part of the Impairment of Long-Lived Assets paragraph above.

The indefinite-lived assets not subject to amortization consist of trade names. The Company tests its indefinite-lived intangible assets for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

See Note 7 to the Consolidated Financial Statements for more information regarding intangible assets.

Pensions

The Company records annual amounts relating to its pension and post-retirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. The

Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

On April 6, 2016 the Company notified all participants in the Gradall Company Hourly Employees’ Pension Plan of our decision to terminate the plan.  Participants in the plan did not lose any benefits and were given a choice between obtaining continued annuity benefits that match the benefits offered under the plan or receiving an immediate one-time lump sum payment in total settlement of benefits.  The Company made a final contribution of $622,000 and met all legal requirements to effectuate a proper termination of the plan before December 31, 2016. The Company expensed $2,889,000 of accumulated pension actuarial losses relating to the closure of the Gradall Hourly Employees' Savings and Investment Plan that had been previously deferred in Other comprehensive income and deferred taxes.

Related Party Transactions

There were no reportable relationships or related party transactions for the years ended December 31, 2016, 2015, and 2014.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped per agreed terms and title has been transferred or services have been rendered; 3) the prices of the products or services are fixed or determinable; and 4) collectability is reasonably assured. Pre-season sales orders are solicited in the fall in advance of the dealer’s sales season in the spring and summer. Pre-season sales orders are shipped beginning in the fall and continuing through the spring and represent an opportunity for the Company’s factories to level their production/shipping volumes through the winter months. These pre-season shipments carry descending discounts in conjunction with delayed payment terms of up to eleven months from the dealer’s requested delivery date. Revenue from sales is recorded net of a provision for discounts that are anticipated to be earned and deducted at time of payment by the customer. These approximated discounts are estimated using an average of historical discounts taken and are adjusted as program terms are changed. The reserves for discounts are reviewed and adjusted quarterly. The Company enters into operating lease agreements with customers related to the rental of certain equipment. The rental income is recognized ratably over the term of the leases. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $10,430,000 and $8,322,000 on December 31, 2016 and December 31, 2015, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2016, 2015, and 2014 was approximately $7,742,000, $7,670,000 and $7,368,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $8,847,000, $8,590,000, and $8,427,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Commitments, Contingencies and Legal Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company's policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Federal Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, available tax carry backs and tax planning strategies in making this assessment other than those which we have reserved. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2016, 2015, and 2014:

	December 31,
	2016	2015	2014

Risk-free interest rate	1.54%	2.00%	2.24%
Dividend yield	0.6%	0.6%	0.5%
Volatility factors	48.5%	48.8%	48.2%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Earnings per Common Share (“EPS”)

Basic EPS is computed using the weighted-average number of common shares outstanding during the year. The treasury stock method is used to compute diluted EPS which gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for awards granted under the Company’s incentive stock option plans. The treasury stock method assumes proceeds obtained upon exercise of awards granted under the incentive stock option plans are used to purchase outstanding common stock at the average market price during the period.

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

When measuring fair value, the Company maximizes use of observable inputs and minimizes the use of unobservable inputs.

Fair value measurements are classified to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2016 and 2015, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Other than the investments held by the retirement benefit plans, as described in Note 13 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. In completing the analysis of the fair values of certain assets acquired as part of business acquisitions, discounted cash flow models were used, which were principally based upon internal assumptions. In valuing certain of the acquired intangible assets, we used an excess earnings methodology, which is a form of a discounted cash flow analysis.

All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.
2. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2016	2015	2014

Net income	$40,045	$43,209	$41,151

Average common shares:
Basic (weighted-average outstanding shares)	11,434	11,349	11,875
Dilutive potential common shares from stock options	131	133	164
Diluted (weighted-average outstanding shares)	11,565	11,482	12,039

Basic earnings per share	$3.50	$3.81	$3.47

Diluted earnings per share	$3.46	$3.76	$3.42

Stock options totaling 21,491 shares in 2016, 61,690 shares in 2015, and 37,261 shares in 2014 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

3. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2016
Allowance for doubtful accounts	$3,484	$482	$101	$(1,566)	$2,501
Reserve for sales discounts	15,094	77,126	(109)	(78,623)	13,488
Reserve for inventory obsolescence	9,675	2,041	295	(4,749)	7,262
Reserve for warranty	5,566	7,867	(49)	(8,122)	5,262
2015
Allowance for doubtful accounts	$2,853	$965	$(185)	$(149)	$3,484
Reserve for sales discounts	15,999	78,304	(145)	(79,064)	15,094
Reserve for inventory obsolescence	7,601	5,209	(454)	(2,681)	9,675
Reserve for warranty	5,913	7,732	(325)	(7,754)	5,566
2014
Allowance for doubtful accounts	$2,738	$469	$(153)	$(201)	$2,853
Reserve for sales discounts	16,724	79,877	(98)	(80,504)	15,999
Reserve for inventory obsolescence	8,596	2,938	(297)	(3,636)	7,601
Reserve for warranty	4,994	7,467	843	(7,391)	5,913

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected.

The Company evaluates all receivables that are over 60 days old and will reserve specifically on a 90-day basis. The Company has a secured or insured interest on most of its wholegoods that each customer purchases. This allows the Company, in times of a difficult economy when the customer is unable to pay or has filed for bankruptcy, to repossess its inventory. This also allows Alamo Group, in certain instances, to maintain only a reserve over its cost, which usually represents the margin on the original sales price.

The allowance for doubtful accounts balance was $2,501,000 on December 31, 2016, and $3,484,000 on December 31, 2015. The decrease was primarily from the Company's U.S. operations.

Sales Discounts

On December 31, 2016, the Company had $13,488,000 in reserves for sales discounts compared to $15,094,000 on December 31, 2015 on product shipped to our customers under various promotional programs. The decrease was due primarily to lower sales volume of the Company’s agricultural products during the 2015 preseason, which runs during the third and fourth quarters of each year with orders shipped through the second quarter of 2016. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 90% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,262,000 on December 31, 2016 and $9,675,000 on December 31, 2015 to cover obsolete and slow moving inventory. The decrease in the reserve was mainly from the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,262,000 on December 31, 2016 and $5,566,000 on December 31, 2015 and are included in Note 8. The decrease was primarily in the Company's U.S. operations.

4. INVENTORIES

      Inventories valued at LIFO represented 49% and 45% of total inventory for the years ended December 31, 2016 and 2015, respectively. The excess of current costs over LIFO-valued inventories was $8,123,000 and $8,712,000 on December 31, 2016 and December 31, 2015, respectively. Inventories consisted of the following on a cost basis, net of reserves:

	December 31,
(in thousands)	2016	2015
Finished goods and parts	$116,667	$129,995
Work in process	9,431	9,561
Raw materials	9,662	11,202
	$135,760	$150,758

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2016	2015	Useful Lives
Land	$9,063	$9,478
Buildings and improvements	75,610	73,828	5-20 yrs.
Machinery and equipment	71,028	70,791	3-10 yrs.
Office furniture and equipment	7,165	7,128	3-7 yrs.
Computer software	11,889	11,298	3-7 yrs.
Transportation equipment	5,286	5,521	3 yrs.
	180,041	178,044
Accumulated depreciation	(113,412)	(107,094)
	$66,629	$70,950

Property, plant and equipment on December 31, 2016 and December 31, 2015 include capital leases in the amount of zero and $182,000, respectively, which are included in the listings above. Accumulated depreciation relating to the capital leases on December 31, 2016 and 2015 was zero and $92,000, respectively. Amortization related to capital leases is included in depreciation expense. The decrease in capital leases in 2016 was because previously disclosed capital leases ended. The Company did not enter into any new capital leases.

6. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2014, 2015, and 2016 are as follows:

(in thousands)
Balance at December 31, 2013	$32,073
Translation adjustment	(2,217)
Goodwill acquired	45,835
Balance at December 31, 2014	$75,691
Translation adjustment	(3,181)
Goodwill acquired	$2,999
Balance at December 31, 2015	$75,509
Translation adjustment	(684)
Balance at December 31, 2016	$74,825

7. DEFINITE- AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite- and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2016	December 31, 2015
Definite:
Trade names and trademarks	25 years	$21,914	$21,878
Customer and dealer relationships	14 years	28,822	28,715
Patents and drawings	12 years	1,954	1,893
Total at cost		52,690	52,486
Less accumulated amortization		(8,152)	(5,036)
Total net		44,538	47,450
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$50,038	$52,950

The Company's net carrying value at December 31, 2016 of intangible assets with definite useful lives consists of trade names and trademarks at $19,608,000, customer and dealer relationships at $23,396,000 and patents and drawings at $1,534,000. As of December 31, 2016, the related accumulated amortization balance for the definite- lived assets were $2,306,000 for trade names and trademarks, $5,426,000 for customer and dealer relationships, and $420,000 for Patents and drawings. The Company estimates amortization expense to be $3,104,000 for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000.

8. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2016	2015
Salaries, wages and bonuses	$19,368	$19,270
Warranty	5,262	5,566
State taxes	2,284	2,180
Other	6,244	11,125
	$33,158	$38,141

9. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2016	2015
Bank revolving credit facility	$70,000	$144,000
Capital lease obligations	—	23
Other notes payable	90	60
Total debt	70,090	144,083
Less current maturities	73	77
Total long-term debt	$70,017	$144,006

Effective December 20, 2016, the Company amended it's revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2016, $70,000,000 was outstanding under the Agreement. On December 31, 2016, $1,714,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $178,286,000 in available borrowings.

The aggregate maturities of long-term debt, as of December 31, 2016, are as follows: $73,000 in 2017; $17,000 in 2018; zero in 2019 and 2020; and $70,000,000 thereafter.

The fair value of the Company’s debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying value of our debt approximates the fair value as of December 31, 2016 and 2015, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

10. INCOME TAXES

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2016	2015	2014
Income before income taxes:
Domestic	$44,446	$52,313	$43,345
Foreign	17,743	14,554	17,260
	$62,189	$66,867	$60,605

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2016	2015	2014
Current:
Domestic	$11,958	$13,293	$13,495
Foreign	5,491	4,614	3,382
State	2,075	2,947	2,685
	19,524	20,854	19,562
Deferred:
Domestic	1,580	3,481	(600)
Foreign	934	(718)	540
State	106	41	(48)
	2,620	2,804	(108)
Total income taxes	$22,144	$23,658	$19,454

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income before income taxes consists of the following:

	December 31,
(in thousands)	2016	2015	2014
Domestic statutory rate at 35%	$21,766	$23,403	$21,212
Increase (reduction) from:
Jurisdictional rate differences	(1,936)	(2,192)	(2,119)
Valuation allowance	1,731	797	353
Stock based compensation	275	257	199
U.S. state taxes	1,295	1,942	1,649
Domestic production deduction	(618)	(518)	(1,321)
R&D credit	(329)	(475)	(614)
Other, net	(40)	444	95
Provision for income taxes	$22,144	$23,658	$19,454
Effective tax rate	36%	35%	32%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2016	2015
Deferred income tax assets:
Inventory basis difference	$1,568	$2,241
Accounts receivable reserve	231	529
Depreciation	—	110
Stock based compensation	937	968
Pension liability	3,947	2,481
Employee benefit accrual	1,481	2,038
Product liability and warranty reserves	1,600	1,517
Expenses not currently deductible for tax purposes	28	60
Foreign net operating loss	3,513	2,726
State net operating loss	102	49
Other	94	194

Total deferred income tax assets	$13,501	$12,913
Less: Valuation allowance	(3,382)	(1,651)

Net deferred income tax assets	$10,119	$11,262

Deferred income tax liabilities:
Inventory basis differences	$(16)	$(310)
Depreciation	(5,289)	(4,624)
Intangible assets	(10,046)	(7,934)
Deferred revenue	—	—
Expenses not currently deductible for tax purposes	(593)	(642)

Total deferred income tax liabilities	$(15,944)	$(13,510)

Net deferred income taxes	$(5,825)	$(2,248)

As of December 31, 2016, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carryforwards are in the approximate amount of $10,200,000 with an unlimited carryforward period, and $900,000 with a carryforward expiring in 2035. The Company also has U.S. state net operating loss carryforwards in the amount of $2,600,000 which will expire between 2017 and 2028.

The company recorded a valuation allowance as of December 31, 2016 and 2015 due to uncertainties related to the ability to utilize some of the deferred income tax assets, primarily consisting of certain U.S. state NOLs and income tax credits, and international NOLs, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2016 is primarily dependent upon the ability to generate future taxable income in certain U.S. states and international jurisdictions.

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of the Company’s foreign subsidiaries, based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2016, the cumulative undistributed earnings of these subsidiaries approximated $173,844,000. If these earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after the consideration of foreign tax credits. At this time, it is not practicable to estimate the amount of additional income taxes that might be payable on those earnings, if distributed.

Unrecognized tax benefits in the amount of $235,000 and $301,000 for 2016 and 2015, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

	December 31,
	2016	2015
Balance as of beginning of year	$301,000	$388,000
Additions for tax positions related to the current year	51,000	63,000
Additions for tax positions related to prior years	—	—
Reduction due to lapse of statute of limitations	(117,000)	(150,000)
Balance as of end of year	$235,000	$301,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2016, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2012 through 2016. The Company’s open tax years for its foreign income tax returns are for the tax years ended 2012 through 2016.

On March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation," to simplify the accounting and reporting for employee share-based payments. Currently excess gains on exercises of stock are not expensed as additional expense, but are typically adjusted through the Additional Paid In Capital account. The amendment requires, the expensing of excess gains when they occur. This may result in some fluctuations in our quarterly tax rates. We are adopting beginning in 2017 and the change will be reflected on our consolidated financial statements beginning in fiscal year 2017.

11. COMMON STOCK

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

On January 3, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share which was paid on January 27, 2017 to holders of record as of January 16, 2017.

12. STOCK OPTIONS

Incentive Options

On May 7, 2015, the stockholders of the Company approved the 2015 Incentive Stock Option Plan (“2015 ISO Plan”) and the Company reserved 400,000 shares of common stock for options to be issued under the 2015 ISO Plan. During the years ended December 31, 2016 and December 31, 2015, options to purchase 21,000 and 29,500, respectively, shares were granted under this plan. Each option becomes vested and exercisable for up to 20

% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

On May 3, 2005, the stockholders of the Company approved the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the Company reserved 500,000 shares of common stock for options to be issued under the 2005 ISO Plan. During the year ended December 31, 2014, options to purchase 48,250 shares were granted under this plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year. No further option grants can be made under this plan as of 2015.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2016		2015		2014
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	254,195	$34.64	301,800	$30.73	292,350	$26.68
Granted	21,000	54.87	29,500	53.95	48,250	52.67
Exercised	(43,775)	26.59	(75,355)	26.11	(27,700)	24.33
Canceled	(10,600)	50.68	(1,750)	53.61	(11,100)	35.42
Options outstanding at end of year	220,820	37.39	254,195	34.64	301,800	30.73
Options exercisable at end of year	136,220	$29.66	143,345	$25.69	172,450	$22.30
Options available for grant at end of year	353,450		370,750		28,950
*Weighted Averages

 Options outstanding and exercisable at December 31, 2016 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.55	44,320	2.03	$15.08	44,320	$15.08
$24.69 - $42.70	96,350	5.30	$34.07	73,750	$32.64
$49.44 - $54.87	80,150	8.21	$53.72	18,150	$53.17
Total	220,820			136,220
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2016, 2015, and 2014 were $27.48, $27.63 and $27.23, respectively. As of December 31, 2016, there was $1,302,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2016		2015		2014
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	127,300	$32.05	132,100	$31.30	114,700	$24.87
Granted	—	—	—	—	29,000	53.51
Exercised	(14,900)	13.73	(4,800)	11.45	(11,600)	23.29
Canceled	—	—	—	—	—	—
Options outstanding at end of year	112,400	34.48	127,300	32.05	132,100	31.30
Options exercisable at end of year	85,000	$29.61	83,100	$24.54	71,100	$19.85
Options available for grant at end of year	207,608		232,522		258,526
*Weighted Averages

Options outstanding and exercisable as of December 31, 2016 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.55	18,400	2.36	$11.45	18,400	$11.45
$24.69 - $42.70	65,000	4.51	32.50	55,000	30.65
$49.44 - $54.87	29,000	7.37	$53.51	11,600	$53.51
Total	112,400			85,000
*Weighted Averages

The weighted-average grant-date fair value of options granted during 2014 were $27.72. There were no options granted in 2015 or 2016. As of December 31, 2016, there was $53,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2016, 2015, and 2014, 14,900, 4,800, and 11,600 non-qualified options were exercised, respectively, $205,000, $55,000, and $270,000 of cash receipts were received, respectively, and tax deductions of $657,000, $187,000, and $262,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Awards

Following is a summary of activity in the Restricted Stock Awards for the periods indicated:

	2016		2015		2014
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	32,616	$53.31	12,043	$44.10	10,724	$32.49
Granted	27,440	55.17	26,004	54.14	6,000	53.51
Exercised	(11,909)	52.67	(5,431)	36.85	(4,681)	29.56
Canceled	(2,526)	53.57	—	—	—	—
Options outstanding at end of year	45,621	54.58	32,616	53.31	12,043	44.10
*Weighted Averages

Restricted stock awards vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2016, 2015, and 2014 was 2.89, 3.11 and 2.39, respectively. As of December 31, 2016, there was $1,959,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

13. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 245 former employees and 78 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

The Gradall Company Hourly Employees’ Pension Plan covered former employees and current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were covered by a collective bargaining agreement and (iii) first participated in the plan before April 6, 1997. An amendment ceasing all future benefit accruals was effective April 6, 1997.

On April 6, 2016, the Company notified all participants in the Gradall Company Hourly Employees’ Pension Plan of our decision to terminate the plan.  Participants in the plan did not lose any benefits but were given a choice between obtaining certain continued annuity benefits that match the benefits offered under the plan or receiving an immediate one-time lump sum payment in total settlement of benefits.  The Company made a final contribution of $622,000 and met all legal requirements to effectuate a proper termination of the plan before December 31, 2016. The Company expensed $2,889,000 related to accumulative pension actuarial losses relating to the closure of the Gradall Hourly Employees' Savings and Investment Plan that had been previously deferred in Other comprehensive income and deferred taxes.

 The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

	Year Ended December 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,649	$20,561	$30,210
Service cost	8	4	12
Interest cost	401	886	1,287
Liability actuarial (gain) loss	(148)	204	56
Benefits paid	(575)	(868)	(1,443)
Settlements	(9,335)	—	(9,335)
Benefit obligation at end of year	—	20,787	20,787
Change in fair value of plan assets
Fair value of plan assets at beginning of year	9,019	16,692	25,711
Return on plan assets	119	1,284	1,403
Employer contributions	772	750	1,522
Benefits paid	(575)	(868)	(1,443)
Settlements	(9,335)	—	(9,335)
Fair value of plan assets at end of year	—	17,858	17,858
Underfunded status – December 31, 2016	$—	$(2,929)	$(2,929)

	Year Ended December 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,456	$21,595	$32,051
Service cost	9	4	13
Interest cost	405	868	1,273
Liability actuarial (gain)	(574)	(1,125)	(1,699)
Benefits paid	(647)	(781)	(1,428)
Benefit obligation at end of year	9,649	20,561	30,210
Change in fair value of plan assets
Fair value of plan assets at beginning of year	9,223	17,114	26,337
Return on plan assets	(149)	(273)	(422)
Employer contributions	592	632	1,224
Benefits paid	(647)	(781)	(1,428)
Fair value of plan assets at end of year	9,019	16,692	25,711
Underfunded status – December 31, 2015	$(630)	$(3,869)	$(4,499)

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

The underfunded status of the plans of $2,929,000 and $4,499,000 as of December 31, 2016 and 2015, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2016	2015	2016	2015
Discount rate	N/A	4.30%	4.10%	4.40%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2016	2015	2016	2015
Discount rate	4.30%	4.00%	4.40%	4.10%
Long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	401	886	1,287
Expected return on plan assets	(648)	(1,196)	(1,844)
Amortization of net loss	284	440	724
Recognition of Settlement	2,889	—	2,889
Net periodic benefit cost	$2,934	$134	$3,068

	Year Ended December 31, 2015
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$9	$4	$13
Interest cost	405	868	1,273
Expected return on plan assets	(661)	(1,229)	(1,890)
Amortization of net loss	248	401	649
Net periodic benefit cost	$1	$44	$45

 The Company estimates that $433,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs during 2017.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2016	2015	2016	2015
Equity securities	—%	55%	54%	55%
Debt securities	—%	37%	38%	37%
Short-term investments	—%	3%	3%	3%
Other	—%	5%	5%	5%
Total	—%	100%	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$680	$680	$—	$—
Large Cap	3,553	3,553	—	—
International	2,010	2,010	—	—

Common/Collective:
Liability Driven Solution	2,522	—	2,522	—
Wells Fargo BlackRock International Equity	727	—	727	—
Wells Fargo Core Bond	1,254	—	1,254	—
Wells Fargo/Causeway	741	—	741	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,009	—	1,009	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,006	—	1,006	—
Wells Fargo Multi-Manager Small Cap	1,189	—	1,189	—
Wells Fargo Russell 2000 Index Fund	560	—	560	—
Wells Fargo S&P Mid Cap Index Fund	630	—	630	—
Wells Fargo/MFS Value CIT F	501	—	501	—
Wells Fargo/T. Rowe Price I Large-Cap Growth Managed CIT	505	—	505	—
T. Rowe Price Equity Income	504	—	504	—

Cash & Short-term Investments	467	467	—	—
Total	$17,858	$6,710	$11,148	$—

(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,623	$1,623	$—	$—
Large Cap	4,411	4,411	—	—
International	2,915	2,915	—	—

Common/Collective:
Liability Driven Solution	3,543	—	3,543	—
Wells Fargo International Equity Index Fund	1,080	—	1,080	—
Wells Fargo Core Bond	1,774	—	1,774	—
Wells Fargo/Causeway	1,112	—	1,112	—
Wells Fargo Large Cap Growth Index Fund	1,429	—	1,429	—
Wells Fargo Large Cap Value Index Fund	1,415	—	1,415	—
Wells Fargo Multi-Manager Small Cap	1,707	—	1,707	—
Wells Fargo Russell 2000 Index Fund	800	—	800	—
Wells Fargo S&P Mid Cap Index Fund	942	—	942	—
Wells Fargo/MFS Value CIT F	736	—	736	—
Wells Fargo/T. Rowe Price I Large-Cap Growth Managed CIT	749	—	749	—
T. Rowe Price Equity Income	738	—	738	—

Cash & Short-term Investments	737	737	—	—
Total	$25,711	$9,686	$16,025	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2016 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2016. The following table illustrates the estimated pension benefit payments that are projected to be paid:

(in thousands)	Employees’ Retirement Plan
2017	$1,033
2018	1,130
2019	1,149
2020	1,192
2021	1,249
Years 2022 through 2026	6,473

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2016, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2016 and 2015, is shown below, in thousands:

	Year Ended December 31,
(in thousands)	2016	2015
Benefit obligation at January 1,	$3,962	$3,732
Service cost	176	121
Interest cost	175	137
Liability actuarial loss (gain)	183	(24)
Benefits Paid	(67)	(4)
Plan amendments	958	—
Benefit obligation at December 31,	$5,387	$3,962

The components of net periodic pension expense were as follows, in thousands:

	Year Ended December 31,
(in thousands)	2016	2015
Service cost	$176	$121
Interest cost	175	137
Amortization of prior service cost	364	342
Net periodic benefit cost	$715	$600

The Company estimates that $406,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2017.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount rate	3.85%	4.05%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2016	2015
Discount rate	4.05%	3.70%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2017	$174
2018	287
2019	290
2020	310
2021	312
Years 2022 through 2026	2,114

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $435,000 and $414,000 to the IAM Plan for the plan years ended December 31, 2016 and 2015, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2016, 2015 and 2014 were $1,900,000, $1,871,000, and $1,466,000, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 3% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $735,000, $864,000, and $806,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

14. SEGMENT REPORTING

The Company has three reportable segments: Industrial, Agricultural and European. The Company’s sales are principally within the United States, United Kingdom, France, Canada and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues and income from operations by reporting segment for the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Net Revenue
Industrial	$484,088	$498,761	$436,018
Agricultural	205,834	208,257	214,326
European	154,826	172,559	188,711
Consolidated	$844,748	$879,577	$839,055
Income from Operations
Industrial	$35,984	$42,194	$39,377
Agricultural	20,720	17,295	11,714
European	10,916	7,039	11,573
Consolidated	$67,620	$66,528	$62,664
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
Goodwill
Industrial	$56,447	$56,293
Agricultural	3,489	2,984
European	14,889	16,232
Consolidated	$74,825	$75,509

Total Identifiable Assets
Industrial	$339,064	$370,642
Agricultural	111,120	110,489
European	102,592	122,372
Consolidated	$552,776	$603,503

15. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations which include Europe, Canada and Australia:

	December 31,
(in thousands)	2016	2015	2014
Net sales	$232,291	$243,108	$260,874
Income from operations	18,544	9,682	15,840
Income before income taxes	18,720	15,840	17,315
Identifiable assets	167,990	194,839	219,036

 Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2016	2015	2014
Geographic net sales:
United States	$615,028	$635,923	$571,817
United Kingdom	45,184	59,621	58,976
France	79,070	80,762	93,699
Canada	48,357	44,388	54,087
Australia	13,580	13,801	13,702
Other	43,529	45,082	46,774
Total net sales	$844,748	$879,577	$839,055
Geographic location of long-lived assets:
United States	$166,707	$174,811	$168,404
United Kingdom	16,254	20,338	20,840
France	16,772	18,755	21,728
Canada	19,435	21,466	23,354
Australia	1,401	1,189	1,358
Brazil	3,621	2,742	—
Total long-lived assets	$224,190	$239,301	$235,684

Net sales are attributed to countries based on the location of customers.

16. COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. In 2016, all previously disclosed capital leases ended. The Company did not enter into any new capital leases. As of December 31, 2016, future minimum lease payments under these non-cancelable leases are:

(in thousands)	Operating Leases
2017	$3,130
2018	2,110
2019	1,241
2020	734
2021	333
Thereafter	36
Total minimum lease payments	$7,584

Rental expense for operating leases was $4,060,000 for 2016, $4,295,000 for 2015, and $3,666,000 for 2014.

Purchase obligations of $89,355,000 represent an estimate of goods and services to be purchased under outstanding purchase orders not reflected on the Company’s balance sheet as of December 31, 2016. New purchase obligations should be received and paid for during the current fiscal year.

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

17. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2016 and 2015 are presented below. Seasonal influences affect the Company’s sales and profits, with peak business occurring in May through August.
(in thousands, except per share amounts)

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$210,971	$211,489	$216,766	$205,522	$207,798	$215,734	$231,614	$224,431
Gross profit	50,277	52,178	54,711	47,933	45,537	50,665	57,509	48,737
Net income	8,659	10,562	13,236	7,588	7,359	9,710	14,756	11,384
Earnings per share
Diluted	$0.75	$0.92	$1.14	$0.65	$0.64	$0.84	$1.28	$0.99
Average shares
Diluted	11,507	11,550	11,595	11,608	11,436	11,498	11,496	11,500
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.08	$0.08	$0.08	$0.08
Market price of common stock
High	$61.82	$66.01	$68.04	$78.91	$63.39	$64.45	$55.12	$57.51
Low	$48.26	$52.82	$61.49	$59.55	$44.74	$48.10	$44.48	$43.98

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

18. SUBSEQUENT EVENTS
On February 8, 2017, the Company announced that it had entered into an agreement to acquire substantially all of the assets of Old Dominion Brush Company, Inc. (ODB). ODB manufactures and sells replacement brooms for street sweepers and leaf vacuum units primarily sold to municipalities, contractors and commercial landscape markets. The purchase is expected to close in the near future and is subject to pre-closing requirements.