Form 10-Q
period 2017-03-31
ALAMO GROUP INC
filed 2017-05-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
YES  X      NO ___

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY.  SEE DEFINITION OF “ACCELERATED FILER," "LARGE ACCELERATED FILER,” "SMALLER REPORTING COMPANY," AND "EMERGING GROWTH COMPANY" IN EXCHANGE ACT RULE 12B-2. LARGE ACCELERATED FILER [  ] ACCELERATED FILER    [X]    NON-ACCELERATED FILER   [  ] SMALLER REPORTING UNIT [  ] EMERGING GROWTH COMPANY

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOY TO USE THE EXTENDED TRANSITION PEIROD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT. [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [  ] NO [X]

AT APRIL 28, 2017, 11,550,244 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2017 and December 31, 2016

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2017 and March 31, 2016

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2017 and March 31, 2016

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Three Months Ended March 31, 2017

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2017 and March 31, 2016

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	22

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$70,662	$16,793
Accounts receivable, net	196,244	170,329
Inventories, net	141,408	135,760
Prepaid expenses	5,003	4,725
Income tax receivable	243	11
Total current assets	413,560	327,618

Rental equipment, net	28,047	30,970

Property, plant and equipment	182,670	180,041
Less: Accumulated depreciation	(116,145)	(113,412)
	66,525	66,629

Goodwill	75,298	74,825
Intangible assets, net	49,302	50,038
Deferred income taxes	665	619
Other assets	1,742	2,077

Total assets	$635,139	$552,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,361	$43,136
Income taxes payable	6,924	2,333
Accrued liabilities	27,287	33,158
Current maturities of long-term debt and capital lease obligations	536	73
Total current liabilities	89,108	78,700

Long-term debt and capital lease obligations, net of current maturities	127,017	70,017
Deferred pension liability	2,519	2,929
Other long-term liabilities	7,106	6,969
Deferred income taxes	6,533	6,444

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,498,423 and 11,462,484 outstanding at March 31, 2017 and December 31, 2016, respectively	1,150	1,146
Additional paid-in-capital	100,695	99,765
Treasury stock, at cost; 42,600 shares at March 31, 2017 and December 31, 2016	(426)	(426)
Retained earnings	346,009	334,988
Accumulated other comprehensive loss, net	(44,572)	(47,756)
Total stockholders’ equity	402,856	387,717

Total liabilities and stockholders’ equity	$635,139	$552,776

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016

Net sales:
Industrial	$125,816	$123,278
Agricultural	51,777	48,662
European	37,796	39,031
Total net sales	215,389	210,971
Cost of sales	161,225	160,694
Gross profit	54,164	50,277

Selling, general and administrative expenses	34,063	33,988
Income from operations	20,101	16,289

Interest expense	(1,327)	(1,406)
Interest income	76	62
Other income (expense), net	(208)	(622)
Income before income taxes	18,642	14,323
Provision for income taxes	6,475	5,664
Net Income	$12,167	$8,659

Net income per common share:
Basic	$1.06	$0.76
Diluted	$1.05	$0.75
Average common shares:
Basic	11,472	11,389
Diluted	11,620	11,507

Dividends declared	$0.10	$0.09

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net Income	$12,167	$8,659
Other comprehensive income:
Foreign currency translation adjustments	3,046	3,559
Net gain on pension and other postretirement benefits	236	246
Other comprehensive income before income tax expense	3,282	3,805
Income tax expense related to items of other comprehensive loss	(98)	(80)
Other comprehensive income	3,184	3,725
Comprehensive Income	$15,351	$12,384

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Net income	—	—	—	—	12,167	—	12,167
Translation adjustment	—	—	—	—	—	3,046	3,046
Net actuarial gain arising during period	—	—	—	—	—	138	138
Stock-based compensation	—	—	328	—	—	—	328
Exercise of stock options	36	4	602	—	—	—	606
Dividends paid ($.10 per share)	—	—	—	—	(1,146)	—	(1,146)
Balance at March 31, 2017	11,456	$1,150	$100,695	$(426)	$346,009	$(44,572)	$402,856

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating Activities
Net income	$12,167	$8,659
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(7)	69
Depreciation	4,184	4,579
Amortization of intangibles	777	772
Amortization of debt issuance costs	55	53
Stock-based compensation expense	328	285
Provision for deferred income tax expense (benefit)	(41)	292
Gain on sale of property, plant and equipment	(67)	(165)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(25,048)	(16,383)
Inventories	(4,696)	(4,337)
Rental equipment	1,516	1,916
Prepaid expenses and other assets	358	(1,241)
Trade accounts payable and accrued liabilities	4,776	655
Income taxes payable	4,323	(47)
Other long-term liabilities	(68)	(154)
Net cash used in operating activities	(1,443)	(5,047)

Investing Activities
Acquisitions, net of cash acquired	—	(188)
Purchase of property, plant and equipment	(2,257)	(1,761)
Proceeds from sale of property, plant and equipment	74	354
Net cash used in investing activities	(2,183)	(1,595)

Financing Activities
Borrowings on bank revolving credit facility	66,000	44,000
Repayments on bank revolving credit facility	(9,000)	(15,000)
Principal payments on long-term debt and capital leases	—	(6)
Proceeds from issuance of debt	460	—
Dividends paid	(1,146)	(1,025)
Proceeds from sale of common stock	606	317
Net cash provided by financing activities	56,920	28,286

Effect of exchange rate changes on cash and cash equivalents	575	1,088
Net change in cash and cash equivalents	53,869	22,732
Cash and cash equivalents at beginning of the period	16,793	26,922
Cash and cash equivalents at end of the period	$70,662	$49,654

Cash paid during the period for:
Interest	$1,485	$1,419
Income taxes	2,366	5,735
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2017

1.  Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K").

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective as of January 1, 2018, with early adoption permitted as of January 1, 2017. This update could impact the timing and amounts of revenue recognized. The Company is in the process of completing its initial assessment of the standard, which could impact the timing of revenue recognition and the timing of recognition of expenses directly related to revenue contracts. The company expects to complete its initial assessment in the second quarter of 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative. ASU 2015-11 amends existing guidance for measuring inventories. This amendment requires the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment was effective prospectively for the Company on January 1, 2017, with early adoption permitted. The adoption of the changes did not materially affect our financial position or results of our operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” to simplify the accounting and reporting for employee share-based payments. This amendment, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of the grant or can account for forfeitures as they occur. The amendment requires a modified retrospective approach for the adoption. The

Company's adoption of this ASU had no material impact on our financial statements. In addition, the amendment eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities. The effect of the change on prior period has been retrospectively adjusted to make the cash flow statements comparable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” to address diversity in practice on certain specific cash flow issues. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company early-adopted this ASU on January 1, 2017 and the adoption did not have an effect on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” to simplify how an entity is required to test for goodwill impairment. As a result, an entity will perform its goodwill impairment test by comparing the carrying value of a reporting unit against the fair value and will record an impairment for the amount that the carrying value of a reporting unit exceeds the fair value. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company early-adopted this ASU on January 1, 2017 and will apply the new guidance prospectively on goodwill impairment tests.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. Furthermore,  entities should present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The ASU is to be adopted retrospectively and is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be early adopted. The Company expects that adoption will result in a reclassification of the non-service components of pension and post-retirement costs, primarily from cost of sales and selling, general and administrative expenses to other income (loss) on the consolidated statements of income. The Company’s pensions, including net periodic cost, is disclosed in Note 13 of the 2016 10-K.

2. Accounting Policies

There have been no changes or additions to our significant accounting policies described in Note 1 to the Consolidated Financial Statements in the Company’s 2016 10-K.

3.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At March 31, 2017 the Company had $17,453,000 in reserves for sales discounts compared to $13,488,000 at December 31, 2016 on products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts taken on the Company's agricultural products during the pre-season, which runs from August to December of each year, with orders shipped through the second quarter of 2017. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The allowance for doubtful accounts was $2,429,000 at March 31, 2017 and $2,501,000 at December 31, 2016.

4.  Inventories

Inventories valued at LIFO cost represented 65% and 67% of total inventory at March 31, 2017 and December 31, 2016, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,123,000 at March 31, 2017 and December 31, 2016. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Finished goods	$119,834	$116,667
Work in process	10,769	9,431
Raw materials	10,805	9,662
Total inventory	$141,408	$135,760

Inventory obsolescence reserves were $7,209,000 at March 31, 2017 and $7,262,000 at December 31, 2016.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $10,465,000 and $10,430,000 at March 31, 2017 and December 31, 2016, respectively. The Company recognized depreciation expense of $1,407,000 and $1,744,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2017 and December 31, 2016, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2017:

(in thousands)
Balance at December 31, 2016	$74,825
Goodwill acquired	—
Translation adjustments	473
Balance at March 31, 2017	$75,298

As of March 31, 2017, the Company had $75,298,000 of goodwill, which represents 12% of total assets.

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2017	December 31, 2016
Definite:
Trade names and trademarks	25 years	$21,925	$21,914
Customer and dealer relationships	14 years	28,856	28,822
Patents and drawings	3-12 years	1,958	1,954
Total at cost		52,739	52,690
Less accumulated amortization		(8,937)	(8,152)
Total net		43,802	44,538
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$49,302	$50,038

The Company recognized amortization expense of $777,000 and $772,000 for the three months ending March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company had $49,302,000 of intangible assets, which represents 8% of total assets.

8. Warranty

The current liability warranty reserve balance was $5,126,000 at March 31, 2017 and $5,262,000 at December 31, 2016 and is included in Accrued liabilities on the Balance Sheet. The decrease was mainly from the Company's European Operations.

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Current Maturities:
Other notes payable	$536	$73
	536	73
Long-term debt:
Bank revolving credit facility	127,000	70,000
Other notes payable	17	17
	127,017	70,017
Total debt	$127,553	$70,090

As of March 31, 2017, $1,628,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $121,372,000 in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2017	2016

Dividends declared	$0.10	$0.09
Dividends paid	$0.10	$0.09

On April 3, 2017, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on April 28, 2017, to shareholders of record at the close of business on April 17, 2017.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2017	2016
Net Income	$12,167	$8,659
Average Common Shares:
Basic (weighted-average outstanding shares)	11,472	11,389
Dilutive potential common shares from stock options	148	118
Diluted (weighted-average outstanding shares)	11,620	11,507

Basic earnings per share	$1.06	$0.76
Diluted earnings per share	$1.05	$0.75

12.  Segment Reporting

At March 31, 2017 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net Sales
Industrial	$125,816	$123,278
Agricultural	51,777	48,662
European	37,796	39,031
Consolidated	$215,389	$210,971

Income from Operations
Industrial	$12,463	$11,527
Agricultural	4,816	2,759
European	2,822	2,003
Consolidated	$20,101	$16,289

(in thousands)	March 31, 2017	December 31, 2016
Goodwill
Industrial	$56,496	$56,447
Agricultural	3,648	3,489
European	15,154	14,889
Consolidated	$75,298	$74,825

Total Identifiable Assets
Industrial	$350,935	$339,064
Agricultural	138,395	111,120
European	145,809	102,592
Consolidated	$635,139	$552,776

13.  Contingent Matters

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

14.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Three Months Ended March 31, 2017
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$—	$1	$1
Interest cost	—	208	208
Expected return on plan assets	—	(319)	(319)
Amortization of net loss	—	108	108
Net periodic benefit	$—	$(2)	$(2)

	Three Months Ended March 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$2	$1	$3
Interest cost	100	222	322
Expected return on plan assets	(162)	(299)	(461)
Amortization of net loss	71	110	181
Net periodic benefit cost	$11	$34	$45

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $2,000 and pension expense was $45,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company is not required to contribute to the pension plans for the 2017 plan year but may do so.

On April 6, 2016 we notified all participants in the Gradall Company Hourly Employees’ Pension Plan of our decision to terminate the plan.  Participants in the plan did not lose any benefits but were given a choice between obtaining certain continued annuity benefits that match the benefits offered under the plan or receiving an immediate one-time lump sum payment in total settlement of benefits.  The Company made a final contribution and met all legal requirements to effectuate a proper termination of the plan before December 31, 2016.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of March 31, 2017, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended March 31, 2017 and 2016 was $202,000 and $148,000, respectively.

15.  Subsequent Events

On May 2, 2017, the Company announced that it entered into an agreement to acquire 100% of the outstanding capital shares of Santa Izabel Agro Industria, LTDA (Santa Izabel), a privately held company owned by Soufer Industria Ltda. Santa Izabel, located in Sao Joao da Boa Vista, SP, Brazil, designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. We anticipate that this acquisition will enhance the Company's platform for growth by increasing our product portfolio. The purchase is expected to close in the second quarter of 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2017	2016

Industrial	58.4%	58.4%
Agricultural	24.1%	23.1%
European	17.5%	18.5%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2017	2016

Gross profit	25.1%	23.8%
Income from operations	9.3%	7.7%
Income before income taxes	8.7%	6.8%
Net income	5.6%	4.1%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first three months of 2017, the Company's net income increased by approximately 40.5% when compared to the same period in 2016. This increase was primarily the result of sales growth in the Company's Industrial and Agricultural Divisions as well as continued improvement in production efficiencies, lower material costs and control of operating expenses. Also, improved part sales in most of our product lines were up during the first quarter of 2017 compared to the same time in 2016. Negatively influencing both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 2.0% increase in sales for the first three months of 2017 as sales of mowing, excavator and sweeping equipment outperformed the same period in 2016, while sales of vacuum trucks and snow removal products declined during the first three months of 2017 compared to the same period in 2016. Agricultural sales were up in the first three months of 2017 by 6.4% compared to the first three months of 2016 as new product introductions and a broad demand for our mowing equipment more than offset soft market conditions which continue to affect the agricultural market. European sales for the first three months of 2017 were down in U.S. dollars by 3.2% compared to the same period in 2016 primarily as a result of currency effects. Consolidated income from operations was up 23.4% in the first three months of 2017 as compared to the same period in 2016. The Company's backlog was $147 million at the end of the first three months of 2017, which was down 3.8% versus the backlog of $153 million at the end of the first three months of 2016. The decrease in the Company's backlog was primarily attributable to softness in the Industrial Division's snow removal and mowing product lines.

The Company believes that its markets for the remainder of 2017 will remain challenged and could be negatively affected by a variety of factors such as a continued weakness in the overall economy; sovereign debt issues; credit availability; changes in currency exchange rates; increased levels of government regulations; ongoing weakness in the agricultural sector; increase in input costs; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics;

extreme weather conditions; repercussions from the pending exit by the U.K. from the European Union (EU) and potentially similar actions by other EU members; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Net sales for the first quarter of 2017 were $215,389,000, an increase of $4,418,000, or 2.1% compared to $210,971,000 for the first quarter of 2016.  The increase was mainly attributable to increased demand for our products in the Industrial and Agricultural Divisions negatively offset by currency translation effects which continued to negatively impact our European sales.

Net Industrial sales increased during the first quarter by $2,538,000 or 2.1% to $125,816,000 for the first quarter of 2017 compared to $123,278,000 during the same period in 2016.  The increase was from higher sales of sweepers, excavators, mowing equipment which were partially offset by a lower sales volume of vacuum trucks to non-governmental users and weak sales of snow removal products due to mild winter conditions.

Net Agricultural sales were $51,777,000 in the first quarter of 2017 compared to $48,662,000 for the same period in 2016, an increase of $3,115,000 or 6.4%. Improved demand for agricultural mowers in the markets we serve and new product introductions more than outweighed continued soft agricultural market conditions.

Net European sales for the first quarter of 2017 were $37,796,000, a decrease of $1,235,000 or 3.2% compared to $39,031,000 during the first quarter of 2016.  The decrease primarily resulted from changes in currency translation rates which had a negative impact during the quarter. Industrial sales in France were up compared to the first quarter of 2017 as a result of higher sales of Rivard vacuum trucks while sales in the French agricultural markets reflected a slight increase. U.K. sales were down in the first quarter of 2017 compared to the first quarter of 2016 as the U.K. business continue to be impacted by currency translation rates and softness in agricultural markets we serve.

Gross profit for the first quarter of 2017 was $54,164,000 (25.1% of net sales) compared to $50,277,000 (23.8% of net sales) during the same period in 2016, an increase of $3,887,000.  The increase in gross profit during the first quarter of 2017 was due to the higher equipment and parts sales volume from the Industrial and Agricultural divisions. Also, contributing to the margin percent for the quarter were improvement in productivity and lower material costs.

Selling, general and administrative expenses (“SG&A”) were $34,063,000 (15.8% of net sales) during the first quarter of 2017 compared to $33,988,000 (16.1% of net sales) during the same period of 2016, an increase of $75,000.

Interest expense was $1,327,000 for the first quarter of 2017 compared to $1,406,000 during the same period in 2016, a decrease of $79,000.  The decrease in 2017 came from lower debt levels during the first quarter of 2017 compared to the first quarter of 2016.

Other income (expense), net was $208,000 of expense for the first quarter of 2017 compared to $622,000 of expense during the same period in 2016.  The expense in 2017 and 2016 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $6,475,000 (34.7% of income before income tax) in the first quarter of 2017 compared to $5,664,000 (39.5% of income before income tax) during the same period in 2016. The increase in taxes is from higher taxable income in the first quarter of 2017. The higher effective tax rate in 2016 was primarily related to losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company’s net income after tax was $12,167,000 or $1.05 per share on a diluted basis for the first quarter of 2017 compared to $8,659,000 or $0.75 per share on a diluted basis for the first quarter of 2016.  The increase of $3,508,000 resulted from the factors described above.

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

As of March 31, 2017, the Company had working capital of $324,452,000 which represents an increase of $75,534,000 from working capital of $248,918,000 at December 31, 2016.

Capital expenditures were $2,257,000 for the first three months of 2017, compared to $1,761,000 during the first three months of 2016.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $56,920,000 and $28,286,000 during the three month periods ended March 31, 2017 and March 31, 2016, respectively. The increase in net cash provided by financing activities in 2017 resulted from an increase in net borrowings under our bank credit facility due to seasonal funding of operations.

The Company had $68,935,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2017. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended it's revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of March 31, 2017, $127,000,000 was outstanding under the Agreement. On March 31, 2017, $1,628,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $121,372,000 in available borrowings. As of March 31, 2017, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"), the policies relating to the business combinations, allowance for doubtful accounts, sales discounts, inventories-obsolete and slow moving, warranty, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2016 Form 10-K.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition.

Forward-Looking Information

Part I of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company.

Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” “believe,” “intend”, "will", "would", "should", "could" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; repercussions from the pending exit by the U.K. from the European Union (EU) and potentially similar actions by other EU members; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks such as mad cow and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2017, the Company had $3,240,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $486,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $3,046,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $1,455,000 for the three month period ending March 31, 2017.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $1,228,000 for the three month period ended March 31, 2016.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2017 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $635,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, see Note 13 Contingent Matters to our interim condensed consolidated financial statements.

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2016 Form 10-K for the year ended December 31, 2016.

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

May 3, 2017	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)