Form 10-Q
period 2017-06-30
ALAMO GROUP INC
filed 2017-08-02
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

AT JULY 31, 2017, 11,627,794 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2017 and December 31, 2016

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2017 and June 30, 2016

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2017 and June 30, 2016

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Six Months Ended June 30, 2017

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2017 and June 30, 2016

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74,637	$16,793
Accounts receivable, net	200,223	170,329
Inventories, net	153,150	135,760
Prepaid expenses	5,487	4,725
Income tax receivable	4,493	11
Total current assets	437,990	327,618

Rental equipment, net	31,441	30,970

Property, plant and equipment	190,228	180,041
Less: Accumulated depreciation	(118,995)	(113,412)
	71,233	66,629

Goodwill	82,430	74,825
Intangible assets, net	55,353	50,038
Deferred income taxes	652	619
Other assets	1,765	2,077

Total assets	$680,864	$552,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$57,164	$43,136
Income taxes payable	2,210	2,333
Accrued liabilities	35,994	33,158
Current maturities of long-term debt and capital lease obligations	80	73
Total current liabilities	95,448	78,700

Long-term debt and capital lease obligations, net of current maturities	146,017	70,017
Deferred pension liability	2,409	2,929
Other long-term liabilities	7,407	6,969
Deferred income taxes	6,672	6,444

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,562,001 and 11,462,484 outstanding at June 30, 2017 and December 31, 2016, respectively	1,156	1,146
Additional paid-in-capital	102,355	99,765
Treasury stock, at cost; 42,600 shares at June 30, 2017 and December 31, 2016	(426)	(426)
Retained earnings	357,163	334,988
Accumulated other comprehensive loss, net	(37,337)	(47,756)
Total stockholders’ equity	422,911	387,717

Total liabilities and stockholders’ equity	$680,864	$552,776

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Net sales:
Industrial	$117,342	$117,146	$243,158	$240,424
Agricultural	54,221	51,845	105,998	100,507
European	41,713	42,498	79,509	81,529
Total net sales	213,276	211,489	428,665	422,460
Cost of sales	158,597	159,311	319,822	320,005
Gross profit	54,679	52,178	108,843	102,455

Selling, general and administrative expenses	34,522	34,137	68,585	68,125
Income from operations	20,157	18,041	40,258	34,330

Interest expense	(1,500)	(1,523)	(2,827)	(2,929)
Interest income	81	56	157	118
Other income (expense), net	(665)	242	(873)	(380)
Income before income taxes	18,073	16,816	36,715	31,139
Provision for income taxes	5,757	6,254	12,232	11,918
Net Income	$12,316	$10,562	$24,483	$19,221

Net income per common share:
Basic	$1.07	$0.93	$2.13	$1.69
Diluted	$1.05	$0.92	$2.10	$1.67
Average common shares:
Basic	11,547	11,422	11,509	11,405
Diluted	11,671	11,550	11,646	11,529

Dividends declared	$0.10	$0.09	$0.20	$0.18

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$12,316	$10,562	$24,483	$19,221
Other comprehensive income:
Foreign currency translation adjustments	7,098	(7,140)	10,144	(3,581)
Net gain on pension and other postretirement benefits	217	268	434	533
Other comprehensive income (loss) before income tax expense	7,315	(6,872)	10,578	(3,048)
Income tax expense related to items of other comprehensive loss	(80)	(98)	(159)	(197)
Other comprehensive income (loss)	7,235	(6,970)	10,419	(3,245)
Comprehensive Income	$19,551	$3,592	$34,902	$15,976

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Net income	—	—	—	—	24,483	—	24,483
Adoption of new accounting standard	—	—	11	—	(11)	—	—
Translation adjustment	—	—	—	—	—	10,144	10,144
Net actuarial gain arising during period	—	—	—	—	—	275	275
Stock-based compensation	—	—	774	—	—	—	774
Exercise of stock options	99	10	1,971	—	—	—	1,981
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	—	—	(166)	—	—	—	(166)
Dividends paid ($.20 per share)	—	—	—	—	(2,297)	—	(2,297)
Balance at June 30, 2017	11,519	$1,156	$102,355	$(426)	$357,163	$(37,337)	$422,911

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating Activities
Net income	$24,483	$19,221
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(87)	172
Depreciation - PP&E	5,560	5,712
Depreciation - Rental	2,804	3,443
Amortization of intangibles	1,554	1,549
Amortization of debt issuance costs	110	106
Stock-based compensation expense	774	724
Provision for deferred income tax expense (benefit)	(20)	262
Gain on sale of property, plant and equipment	(238)	(239)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(23,519)	(20,149)
Inventories	(4,436)	(9,519)
Rental equipment	(3,275)	153
Prepaid expenses and other assets	1,012	(1,895)
Trade accounts payable and accrued liabilities	11,621	5,736
Income taxes payable	(4,226)	(193)
Other long-term liabilities	305	(83)
Net cash provided by operating activities	12,422	5,000

Investing Activities
Acquisitions, net of cash acquired	(26,440)	(188)
Purchase of property, plant and equipment	(6,268)	(6,191)
Proceeds from sale of property, plant and equipment	417	500
Net cash used in investing activities	(32,291)	(5,879)

Financing Activities
Borrowings on bank revolving credit facility	109,000	49,000
Repayments on bank revolving credit facility	(33,000)	(29,000)
Principal payments on long-term debt and capital leases	—	(10)
Proceeds from issuance of debt	—	918
Dividends paid	(2,297)	(2,051)
Proceeds from sale of common stock	1,981	998
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(166)	(19)
Net cash provided by financing activities	75,518	19,836

Effect of exchange rate changes on cash and cash equivalents	2,195	(907)
Net change in cash and cash equivalents	57,844	18,050
Cash and cash equivalents at beginning of the period	16,793	26,922
Cash and cash equivalents at end of the period	$74,637	$44,972

Cash paid during the period for:
Interest	$3,131	$2,918
Income taxes	16,444	11,725
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2017

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective as of January 1, 2018, with early adoption permitted as of January 1, 2017. This update could impact the timing and amounts of revenue recognized. The Company is in the process of completing its initial assessment of the standard, which could impact the timing of revenue recognition and the timing of recognition of expenses directly related to revenue contracts. The company expects to complete its assessment in the third quarter of 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” as part of its simplification initiative. ASU 2015-11 amends existing guidance for measuring inventories. This amendment requires the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment was effective prospectively for the Company on January 1, 2017. The adoption of the changes did not materially affect our financial position or results of our operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” to simplify the accounting and reporting for employee share-based payments. This amendment, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of the grant or can account for forfeitures as they occur. The amendment requires a modified retrospective approach for the adoption. In addition, the amendment eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities. The effect of the change on prior period has been retrospectively adjusted to make the cash flow statements comparable. The Company adopted this ASU on January 1, 2017.

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

3.  Business Combinations

On June 6, 2017, the Company completed the acquisition of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. The acquisition price was approximately $10 million. Revenues and earnings subsequent to the acquisition are immaterial during the second quarter of 2017.

On June 26, 2017, the Company completed the acquisition of Old Dominion Brush Company, Inc. ("Old Dominion"). Old Dominion manufactures and sells replacement brooms for street sweepers and leaf vacuum equipment. The acquisition price was approximately $18 million. There were no revenues or earnings subsequent to the acquisition during the second quarter of 2017.

At the closing date, the Company estimated the value of the intangible assets to be $4.5 million, which are primarily comprised of customer relationships and trade names. This resulted in an allocation to goodwill of $3.0 million, which has been assigned to the Company's Industrial reporting segment. The recognized goodwill is primarily attributable to expected synergies between Old Dominion and the Company's sweeper product line.

Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. The following are the estimated fair value of the assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Accounts receivable	1,690
Inventory	8,563
Property, plant & equipment	959
Intangible assets	4,500
Other liabilities assumed	(1,041)

Net assets assumed	14,671

Goodwill	3,000
Acquisition Price	17,671

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At June 30, 2017 the Company had $16,275,000 in reserves for sales discounts compared to $13,488,000 at December 31, 2016 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved on the Company's agricultural products sold during the first and second quarter of 2017. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The allowance for doubtful accounts was $2,441,000 at June 30, 2017 and $2,501,000 at December 31, 2016.

5.  Inventories

Inventories valued at LIFO cost represented 68% and 67% of total inventory at June 30, 2017 and December 31, 2016, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,123,000 at June 30, 2017 and December 31, 2016. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Finished goods	$132,238	$116,667
Work in process	8,940	9,431
Raw materials	11,972	9,662
Total inventory	$153,150	$135,760

Inventory obsolescence reserves were $7,074,000 at June 30, 2017 and $7,262,000 at December 31, 2016.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $11,345,000 and $10,430,000 at June 30, 2017 and December 31, 2016, respectively. The Company recognized depreciation expense of $1,396,000 and $1,699,000 for the three months ended June 30, 2017 and June 30, 2016, respectively and $2,804,000 and $3,443,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2017 and December 31, 2016, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2017:

(in thousands)
Balance at December 31, 2016	$74,825
Goodwill acquired	6,301
Translation adjustments	1,304
Balance at June 30, 2017	$82,430

As of June 30, 2017, the Company had $82,430,000 of goodwill, which represents 12% of total assets.

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2017	December 31, 2016
Definite:
Trade names and trademarks	25 years	$25,288	$21,914
Customer and dealer relationships	14 years	32,335	28,822
Patents and drawings	3-12 years	1,974	1,954
Total at cost		59,597	52,690
Less accumulated amortization		(9,744)	(8,152)
Total net		49,853	44,538
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$55,353	$50,038

The Company recognized amortization expense of $777,000 for the three months ending June 30, 2017 and 2016, and $1,554,000 and $1,549,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had $55,353,000 of intangible assets, which represents 8% of total assets.

9. Warranty

The current liability warranty reserve balance was $5,292,000 at June 30, 2017 and $5,262,000 at December 31, 2016 and is included in Accrued liabilities on the Balance Sheet. The increase was mainly from the Company's U.S. Operations.

10. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Current Maturities:
Other notes payable	$80	$73
	80	73
Long-term debt:
Bank revolving credit facility	146,000	70,000
Other notes payable	17	17
	146,017	70,017
Total debt	$146,097	$70,090

As of June 30, 2017, $1,607,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $102,393,000 in available borrowings.

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Dividends declared	$0.10	$0.09	$0.20	$0.18
Dividends paid	$0.10	$0.09	$0.20	$0.18

On July 3, 2017, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on July 28, 2017, to shareholders of record at the close of business on July 17, 2017.

12.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2017	2016	2017	2016
Net Income	$12,316	$10,562	$24,483	$19,221
Average Common Shares:
Basic (weighted-average outstanding shares)	11,547	11,422	11,509	11,405
Dilutive potential common shares from stock options	124	128	137	124
Diluted (weighted-average outstanding shares)	11,671	11,550	11,646	11,529

Basic earnings per share	$1.07	$0.93	$2.13	$1.69
Diluted earnings per share	$1.05	$0.92	$2.10	$1.67

13.  Segment Reporting

At June 30, 2017 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Sales
Industrial	$117,342	$117,146	$243,158	$240,424
Agricultural	54,221	51,845	105,998	100,507
European	41,713	42,498	79,509	81,529
Consolidated	$213,276	$211,489	$428,665	$422,460

Income from Operations
Industrial	$10,949	$9,171	$23,412	$20,698
Agricultural	5,811	6,048	10,627	8,807
European	3,397	2,822	6,219	4,825
Consolidated	$20,157	$18,041	$40,258	$34,330

(in thousands)	June 30, 2017	December 31, 2016
Goodwill
Industrial	$59,643	$56,447
Agricultural	6,786	3,489
European	16,001	14,889
Consolidated	$82,430	$74,825

Total Identifiable Assets
Industrial	$371,769	$339,064
Agricultural	153,889	111,120
European	155,206	102,592
Consolidated	$680,864	$552,776

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. In January 2009, we received a “no further action” letter from the Iowa Department of

Natural Resources, according to which the Iowa property will be subject to certain ongoing environmental covenants that create restrictions regarding the use and future development of the property.

15.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Six Months Ended June 30, 2017
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$—	$2	$2
Interest cost	—	416	416
Expected return on plan assets	—	(637)	(637)
Amortization of net loss	—	216	216
Net periodic benefit	$—	$(3)	$(3)

	Six Months Ended June 30, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$4	$2	$6
Interest cost	200	444	644
Expected return on plan assets	(324)	(598)	(922)
Amortization of net loss	142	220	362
Net periodic benefit cost	$22	$68	$90

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $2,000 and pension expense was $45,000 for the three months ended June 30, 2017 and June 30, 2016, respectively. Pension income for the six months ended June 30, 2017 was $3,000 and pension expense for the six months ended June 30, 2016 was $90,000 . The Company is not required to contribute to the pension plans for the 2017 plan year but may do so.

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

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of June 30, 2017, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended June 30, 2017 and 2016 was $202,000 and $148,000, respectively and $404,000 and $295,000 for the six months ended June 30, 2017 and 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2017	2016	2017	2016

Industrial	55.0%	55.4%	56.7%	56.9%
Agricultural	25.4%	24.5%	24.7%	23.8%
European	19.6%	20.1%	18.6%	19.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2017	2016	2017	2016

Gross profit	25.6%	24.7%	25.4%	24.3%
Income from operations	9.5%	8.5%	9.4%	8.1%
Income before income taxes	8.5%	8.0%	8.6%	7.4%
Net income	5.8%	5.0%	5.7%	4.5%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first six months of 2017, the Company's net income increased by approximately 27.3% when compared to the same period in 2016. This increase was primarily the result of sales growth in the Company's Industrial and Agricultural Divisions as well as continued improvement in production efficiencies, lower material costs,control of operating expenses and lower tax rate. Also, improved part sales in most of our product lines were up during the first six months of 2017 compared to the same time in 2016. Negatively influencing both our sales and profits was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division saw a 1.1% increase in sales for the first six months of 2017 as sales of mowing, excavator and sweeping equipment outperformed the same period in 2016, while sales of vacuum trucks and snow removal products declined during the first six months of 2017 compared to the first six months of 2016. Agricultural sales were up in the first six months of 2017 by 5.5% compared to the first six months of 2016 as new product introductions and a broad demand for our mowing equipment more than offset soft market conditions which continue to affect the agricultural market. European sales for the first six months of 2017 were down in U.S. dollars by 2.5% compared to the same period in 2016 primarily as a result of currency effects. Consolidated income from operations was up 17.3% in the first six months of 2017 as compared to the first six months of 2016. The Company's backlog was $157 million at the end of the first six months of 2017, which was up 20.7% versus the backlog of $130 million at the end of the first six months of 2016. The increase in the Company's backlog was primarily attributable to increased orders in the both the Company's European and Agricultural Division and to a lessor extent the acquisitions of Old Dominion and Santa Izabel.

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

extreme weather conditions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or revenue shortfalls in governmental entities and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Net sales for the second quarter of 2017 were $213,276,000, an increase of $1,787,000, or 0.8% compared to $211,489,000 for the second quarter of 2016.  The increase was mainly attributable to increased demand for our products in the Agricultural Division and to a lessor extent our Industrial Division. This was offset by currency translation effects which continued to negatively impact our European sales.

Net Industrial sales increased during the second quarter by $196,000 or 0.2% to $117,342,000 for the second quarter of 2017 compared to $117,146,000 during the same period in 2016.  The increase was from higher sales of sweepers, excavators, vacuum trucks which were partially offset by a lower sales volume of mowing equipment and weak sales of snow removal products due to the mild winter conditions experienced during the early part of 2017.

Net Agricultural sales were $54,221,000 in the second quarter of 2017 compared to $51,845,000 for the same period in 2016, an increase of $2,376,000 or 4.6%. The increase came from improved demand for agricultural mowers in the markets we serve and new product introductions despite continued soft agricultural market conditions.

Net European sales for the second quarter of 2017 were $41,713,000, a decrease of $785,000 or 1.8% compared to $42,498,000 during the second quarter of 2016.  The decrease primarily was from the negative impact of changes in currency translation rates. This Division did experience higher agricultural sales in the U.K. product lines despite the currency translation rates as markets for our type of product continue to show improvement.

Gross profit for the second quarter of 2017 was $54,679,000 (25.6% of net sales) compared to $52,178,000 (24.7% of net sales) during the same period in 2016, an increase of $2,501,000.  The increase in gross profit during the second quarter of 2017 was due to the higher equipment and parts sales volume from all three Divisions. Also, contributing to the higher margin percent for the quarter were pricing actions, productivity improvements and purchasing initiatives.

Selling, general and administrative expenses (“SG&A”) were $34,522,000 (16.2% of net sales) during the second quarter of 2017 compared to $34,137,000 (16.1% of net sales) during the same period of 2016, an increase of $385,000.

Interest expense was $1,500,000 for the second quarter of 2017 compared to $1,523,000 during the same period in 2016, a decrease of $23,000.  The decrease in 2017 came from lower debt levels during the second quarter of 2017 compared to the second quarter of 2016, despite a marginal increase in interest rates in the second quarter of 2017.

Other income (expense), net was $665,000 of expense for the second quarter of 2017 compared to $242,000 of income during the same period in 2016.  The expense in 2017 and income in 2016 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $5,757,000 (31.9% of income before income tax) in the second quarter of 2017 compared to $6,254,000 (37.2% of income before income tax) during the same period in 2016. The decrease in both taxes as well as the effective tax rate in the second quarter of 2017 was primarily from the recognition of excess tax benefits related to share based payments as a result of the adoption of ASU No. 2016-09. Contributing to a higher effective tax rate in 2016, were losses incurred in certain foreign jurisdictions that did not results in a tax benefit.

The Company’s net income after tax was $12,316,000 or $1.05 per share on a diluted basis for the second quarter of 2017 compared to $10,562,000 or $0.92 per share on a diluted basis for the second quarter of 2016.  The increase of $1,754,000 resulted from the factors described above.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Net sales for the first six months of 2017 were $428,665,000, an increase of $6,205,000 or 1.5% compared to $422,460,000 for the first six months of 2016. The increase was attributable to increased demand for our products in the Industrial and Agricultural Division. This was offset by currency translation effects which continued to negatively impact our European sales.

Net Industrial sales increased during the first six months by $2,734,000 or 1.1% to $243,158,000 for 2017 compared to $240,424,000 during the same period in 2016. The increase came from higher sales of mowing equipment, sweepers and excavators. This was offset by lower sales of vacuum trucks to non-governmental end users as well as weak sales of snow removal products due to mild weather conditions during the early part of 2017.

Net Agricultural sales were $105,998,000 during the first six months of 2017 compared to $100,507,000 for the same period in 2016, an increase of $5,491,000 or 5.5%. The increase in sales for the first six months of 2017 compared to the first six months of 2016 were from increased demand for our products despite softness in the overall agricultural market.

Net European sales for the first six months of 2017 were $79,509,000, a decrease of $2,020,000 or 2.5% compared to $81,529,000 during the same period of 2016. The decrease in 2017 was due to the negative affect of currency translation rates as sales of all product lines for this Division were below 2016. The European Division sales in the U.K. improved during the second quarter of 2017 but this division continued to face challenging market conditions in both the U.K. and France.

Gross profit for the first six months of 2017 was $108,843,000 (25.4% of net sales) compared to $102,455,000 (24.3% of net sales) during the same period in 2016, an increase of $6,388,000. The increase in gross profit for the first six months of 2017 came from higher equipment and parts sales in the Industrial and Agricultural Divisions as well as pricing actions, productivity improvements and purchasing initiatives.

SG&A expenses were $68,585,000 (16.0% of net sales) during the first six months of 2017 compared to $68,125,000 (16.1% of net sales) during the same period of 2016, an increase of $460,000.

Interest expense was $2,827,000 for the first six months of 2017 compared to $2,929,000 during the same period in 2016, a decrease of $102,000. The decrease in 2017 came from from lower debt levels during the first six months of 2017 compared to the first six months of 2016, despite a marginal increase in interest rates in the second quarter of 2017.

Other income (expense), net was $(873,000) of expense during the first six months of 2017 compared to $(380,000) of expense in the first six months of 2016. The expense in 2017 and 2016 were primarily the result of changes in exchange rates.

Provision for income taxes was $12,232,000 (33.3%) in the first six months of 2017 compared to $11,918,000 (38.3%) during the same period in 2016. The decrease in the effective tax rate in 2017 was primarily from the recognition of excess tax benefits related to share based payments as a result of the adoption of ASU No. 2016-09. The increased effective tax rate in 2016 is primarily due to a higher portion of our taxable income being generated in jurisdictions with higher tax rates as well as losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company's net income after tax was $24,483,000 or $2.10 per share on a diluted basis for the first six months of 2017 compared to $19,221,000 or $1.67 per share on a diluted basis for the first six months of 2016. The increase of $5,262,000 resulted from the factors described above.

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

As of June 30, 2017, the Company had working capital of $342,542,000 which represents an increase of $93,624,000 from working capital of $248,918,000 at December 31, 2016. The increase in working capital was primarily from seasonality and to a lesser extent the acquisitions of Old Dominion and Santa Izabel.

Capital expenditures were $6,268,000 for the first six months of 2017, compared to $6,191,000 during the first six months of 2016.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $75,518,000 and $19,836,000 during the six month periods ended June 30, 2017 and June 30, 2016, respectively. The increase in net cash provided by financing activities in 2017 resulted from an increase in net borrowings under our bank credit facility due to the acquisitions of Old Dominion and Santa Izabel and seasonal funding of operations.

The Company had $72,353,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2017. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended it's revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of June 30, 2017, $146,000,000 was outstanding under the Agreement. On June 30, 2017, $1,607,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $102,393,000 in available borrowings. As of June 30, 2017, the Company was in compliance with the covenants under the Agreement.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations; the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; and the ability to hire and retain quality employees.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2017, the Company had $2,530,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $380,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $7,098,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a decrease in gross profit of $3,019,000 for the six month period ending June 30, 2017.  Comparatively, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have resulted in a decrease in gross profit of approximately $2,724,000 for the six month period ended June 30, 2016.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2017 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $730,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

August 2, 2017	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)