Form 10-Q
period 2017-09-30
ALAMO GROUP INC
filed 2017-10-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
YES ☒ NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES). YES ☒ NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY,” AND “EMERGING GROWTH COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)	EMERGING GROWTH COMPANY ☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PEIROD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13 OF THE EXCHANGE ACT. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES ☐ NO ☒

AT OCTOBER 31, 2017, 11,632,394 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2017 and December 31, 2016

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2017 and September 30, 2016

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2017 and September 30, 2016

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Nine Months Ended September 30, 2017

	Interim Condensed Consolidated Statements of Cash Flows	7
	Nine Months Ended September 30, 2017 and September 30, 2016

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$69,068	$16,793
Accounts receivable, net	203,068	170,329
Inventories, net	159,571	135,760
Prepaid expenses	5,470	4,725
Income tax receivable	985	11
Total current assets	438,162	327,618

Rental equipment, net	31,044	30,970

Property, plant and equipment	196,837	180,041
Less: Accumulated depreciation	(122,842)	(113,412)
	73,995	66,629

Goodwill	86,364	74,825
Intangible assets, net	54,739	50,038
Deferred income taxes	732	619
Other assets	1,533	2,077

Total assets	$686,569	$552,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$59,212	$43,136
Income taxes payable	2,445	2,333
Accrued liabilities	35,822	33,158
Current maturities of long-term debt and capital lease obligations	276	73
Total current liabilities	97,755	78,700

Long-term debt and capital lease obligations, net of current maturities	126,000	70,017
Deferred pension liability	1,999	2,929
Other long-term liabilities	7,522	6,969
Deferred income taxes	6,800	6,444

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,564,137 and 11,462,484 outstanding at September 30, 2017 and December 31, 2016, respectively	1,156	1,146
Additional paid-in-capital	102,913	99,765
Treasury stock, at cost; 42,600 shares at September 30, 2017 and December 31, 2016	(426)	(426)
Retained earnings	372,597	334,988
Accumulated other comprehensive loss, net	(29,747)	(47,756)
Total stockholders’ equity	446,493	387,717

Total liabilities and stockholders’ equity	$686,569	$552,776

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Net sales:
Industrial	$132,388	$121,205	$375,546	$361,629
Agricultural	64,923	56,443	170,921	156,950
European	43,144	39,118	122,653	120,647
Total net sales	240,455	216,766	669,120	639,226
Cost of sales	175,516	162,055	495,338	482,060
Gross profit	64,939	54,711	173,782	157,166

Selling, general and administrative expenses	37,328	33,699	105,913	101,824
Income from operations	27,611	21,012	67,869	55,342

Interest expense	(1,414)	(1,405)	(4,241)	(4,334)
Interest income	100	43	257	161
Other income (expense), net	(1,411)	127	(2,284)	(253)
Income before income taxes	24,886	19,777	61,601	50,916
Provision for income taxes	8,294	6,541	20,526	18,459
Net Income	$16,592	$13,236	$41,075	$32,457

Net income per common share:
Basic	$1.43	$1.15	$3.56	$2.84
Diluted	$1.42	$1.14	$3.52	$2.81
Average common shares:
Basic	11,586	11,460	11,535	11,424
Diluted	11,708	11,595	11,666	11,551

Dividends declared	$0.10	$0.09	$0.30	$0.27

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$16,592	$13,236	$41,075	$32,457
Other comprehensive income:
Foreign currency translation adjustments	7,452	(1,702)	17,596	(5,283)
Net gain on pension and other postretirement benefits	218	266	652	799
Other comprehensive income (loss) before income tax expense	7,670	(1,436)	18,248	(4,484)
Income tax expense related to items of other comprehensive loss	(80)	(98)	(239)	(295)
Other comprehensive income (loss)	7,590	(1,534)	18,009	(4,779)
Comprehensive Income	$24,182	$11,702	$59,084	$27,678

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Net income	—	—	—	—	41,075	—	41,075
Adoption of new accounting standard	—	—	11	—	(11)	—	—
Translation adjustment	—	—	—	—	—	17,596	17,596
Net actuarial gain arising during period	—	—	—	—	—	413	413
Stock-based compensation	—	—	1,254	—	—	—	1,254
Exercise of stock options	102	10	2,049	—	—	—	2,059
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	—	—	(166)	—	—	—	(166)
Dividends paid ($.30 per share)	—	—	—	—	(3,455)	—	(3,455)
Balance at September 30, 2017	11,522	$1,156	$102,913	$(426)	$372,597	$(29,747)	$446,493

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Activities
Net income	$41,075	$32,457
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(2)	124
Depreciation - PP&E	8,631	8,500
Depreciation - Rental	4,253	4,951
Amortization of intangibles	2,445	2,328
Amortization of debt issuance costs	166	159
Stock-based compensation expense	1,254	1,075
Provision for deferred income tax expense (benefit)	(74)	5,111
Gain on sale of property, plant and equipment	(312)	(367)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,330)	2,552
Inventories	(4,075)	(4,265)
Rental equipment	(4,327)	199
Prepaid expenses and other assets	2,828	(2,216)
Trade accounts payable and accrued liabilities	10,811	(1,895)
Income taxes payable	(665)	(524)
Other long-term liabilities	204	59
Net cash provided by operating activities	41,882	48,248

Investing Activities
Acquisitions, net of cash acquired	(38,523)	(188)
Purchase of property, plant and equipment	(9,686)	(7,201)
Proceeds from sale of property, plant and equipment	555	899
Purchase of patents	—	(50)
Net cash used in investing activities	(47,654)	(6,540)

Financing Activities
Borrowings on bank revolving credit facility	126,000	71,000
Repayments on bank revolving credit facility	(70,000)	(81,000)
Principal payments on long-term debt and capital leases	(17)	(37)
Proceeds from issuance of debt	—	1,149
Dividends paid	(3,455)	(3,082)
Proceeds from sale of common stock	2,059	1,254
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(166)	(19)
Net cash provided by (used in) financing activities	54,421	(10,735)

Effect of exchange rate changes on cash and cash equivalents	3,626	(1,410)
Net change in cash and cash equivalents	52,275	29,563
Cash and cash equivalents at beginning of the period	16,793	26,922
Cash and cash equivalents at end of the period	$69,068	$56,485

Cash paid during the period for:
Interest	$5,073	$4,433
Income taxes	20,699	14,178
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2017

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective as of January 1, 2018, with early adoption permitted as of January 1, 2017. We have completed our evaluation of the provisions of this standard and concluded that our adoption will not change the amount or timing of revenue recognized by us, nor will it affect our financial position.

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

3.  Business Combinations

Santa Izabel Agro Industria Ltda.

On June 6, 2017, the Company completed the acquisition of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. The primary reason for the Santa Izabel acquisition was to broaden the Company's presence in the manufacturing and distribution of agricultural machinery in Brazil. The acquisition price was approximately $10 million. Revenues and earnings subsequent to the acquisition are immaterial during the second and third quarters of 2017.

Old Dominion Brush Company

On June 26, 2017, the Company completed the acquisition of Old Dominion Brush Company, Inc. ("Old Dominion"). Old Dominion manufactures and sells replacement brooms for street sweepers and leaf vacuum equipment. The acquisition price was approximately $18 million. The primary reason for the ODB acquisition was to increase the Company's presence in the sweeper market and broaden our product offerings.

In the period between the closing date and September 30, 2017, ODB has generated approximately $7.0 million of net sales and $.5 million of net income. The Company has included the operating results of ODB in its interim condensed consolidated financial statements since its acquisition.

R.P.M. Tech Inc.

On August 8, 2017, the Company completed the acquisition of R.P.M. Tech Inc. ("R.P.M."). R.P.M. manufactures and sells heavy duty snow removal equipment. The primary reason for the R.P.M acquisition was to strengthen the Company's offering in industrial snowblowers. The acquisition price was approximately $13 million. Revenues and earnings subsequent to the acquisition are immaterial during the third quarter of 2017.

Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. The following are the estimated fair value of the assets acquired and liabilities for all three acquisitions assumed as of the Acquisition date (in thousands):

Cash	$2,547
Accounts receivable	7,112
Inventory	15,258
Prepaid expenses	134
Income tax receivable	485
Property, plant & equipment	3,921
Intangible assets	6,727
Other assets	572
Other liabilities assumed	(4,898)

Net assets assumed	$31,858

Goodwill	9,210
Acquisition Price	$41,068

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

At September 30, 2017 the Company had $13,663,000 in reserves for sales discounts compared to $13,488,000 at December 31, 2016 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales on the Company's agricultural products sold during the first and second quarter of 2017.

The allowance for doubtful accounts was $2,551,000 at September 30, 2017 and $2,501,000 at December 31, 2016.

5.  Inventories

Inventories valued at LIFO cost represented 63% and 67% of total inventory at September 30, 2017 and December 31, 2016, respectively.  The excess of current cost over LIFO valued inventories was approximately $8,123,000 at September 30, 2017 and December 31, 2016. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Finished goods	$137,064	$116,667
Work in process	9,707	9,431
Raw materials	12,800	9,662
Total inventory	$159,571	$135,760

Inventory obsolescence reserves were $7,721,000 at September 30, 2017 and $7,262,000 at December 31, 2016.  The increase was mainly from the Company's European and Industrial Divisions.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $12,173,000 and $10,430,000 at September 30, 2017 and December 31, 2016, respectively. The Company recognized depreciation expense of $1,449,000 and $1,508,000 for the three months ended September 30, 2017 and September 30, 2016, respectively and $4,253,000 and $4,951,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2017 and December 31, 2016, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2017:

(in thousands)
Balance at December 31, 2016	$74,825
Goodwill acquired	9,210
Translation adjustments	2,329
Balance at September 30, 2017	$86,364

As of September 30, 2017, the Company had $86,364,000 of goodwill, which represents 13% of total assets.

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2017	December 31, 2016
Definite:
Trade names and trademarks	25 years	$25,400	$21,914
Customer and dealer relationships	14 years	32,529	28,822
Patents and drawings	3-12 years	1,990	1,954
Total at cost		59,919	52,690
Less accumulated amortization		(10,680)	(8,152)
Total net		49,239	44,538
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$54,739	$50,038

The Company recognized amortization expense of $891,000 and $779,000 for the three months ending September 30, 2017 and 2016, respectively, and $2,445,000 and $2,328,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company had $54,739,000 of intangible assets, which represents 8% of total assets.

9. Warranty

The current liability warranty reserve balance was $5,274,000 at September 30, 2017 and $5,262,000 at December 31, 2016 and is included in Accrued liabilities on the Balance Sheet.

10. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Current Maturities:
Other notes payable	$276	$73
	276	73
Long-term debt:
Bank revolving credit facility	126,000	70,000
Other notes payable	—	17
	126,000	70,017
Total debt	$126,276	$70,090

As of September 30, 2017, $1,607,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $122,393,000 in available borrowings.

11.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Dividends declared	$0.10	$0.09	$0.30	$0.27
Dividends paid	$0.10	$0.09	$0.30	$0.27

On October 2, 2017, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on October 27, 2017, to shareholders of record at the close of business on October 16, 2017.

12.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2017	2016	2017	2016
Net Income	$16,592	$13,236	$41,075	$32,457
Average Common Shares:
Basic (weighted-average outstanding shares)	11,586	11,460	11,535	11,424
Dilutive potential common shares from stock options	122	135	131	127
Diluted (weighted-average outstanding shares)	11,708	11,595	11,666	11,551

Basic earnings per share	$1.43	$1.15	$3.56	$2.84
Diluted earnings per share	$1.42	$1.14	$3.52	$2.81

13.  Segment Reporting

At September 30, 2017 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Sales
Industrial	$132,388	$121,205	$375,546	$361,629
Agricultural	64,923	56,443	170,921	156,950
European	43,144	39,118	122,653	120,647
Consolidated	$240,455	$216,766	$669,120	$639,226

Income from Operations
Industrial	$14,826	$9,318	$38,238	$30,016
Agricultural	8,563	7,928	19,190	16,735
European	4,222	3,766	10,441	8,591
Consolidated	$27,611	$21,012	$67,869	$55,342

(in thousands)	September 30, 2017	December 31, 2016
Goodwill
Industrial	$62,784	$56,447
Agricultural	7,080	3,489
European	16,500	14,889
Consolidated	$86,364	$74,825

Total Identifiable Assets
Industrial	$382,138	$339,064
Agricultural	142,201	111,120
European	162,230	102,592
Consolidated	$686,569	$552,776

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

15.  Retirement Benefit Plans

Defined Benefit Plan

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Nine Months Ended September 30, 2017
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$—	$3	$3
Interest cost	—	624	624
Expected return on plan assets	—	(956)	(956)
Amortization of net loss	—	324	324
Net periodic benefit	$—	$(5)	$(5)

	Nine Months Ended September 30, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$6	$3	$9
Interest cost	300	666	966
Expected return on plan assets	(486)	(898)	(1,384)
Amortization of net loss	213	330	543
Net periodic benefit cost	$33	$101	$134

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $2,000 and pension expense was $45,000 for the three months ended September 30, 2017 and September 30, 2016, respectively. Pension income for the nine months ended September 30, 2017 was $5,000 and pension expense for the nine months ended September 30, 2016 was $134,000 . The Company is not required to contribute to the pension plans for the 2017 plan year but may do so.

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

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of September 30, 2017, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended September 30, 2017 and 2016 was $202,000 and $148,000, respectively and $606,000 and $443,000 for the nine months ended September 30, 2017 and 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2017	2016	2017	2016

Industrial	55.1%	55.9%	56.1%	56.6%
Agricultural	27.0%	26.0%	25.6%	24.5%
European	17.9%	18.1%	18.3%	18.9%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2017	2016	2017	2016

Gross profit	27.0%	25.2%	26.0%	24.6%
Income from operations	11.5%	9.7%	10.1%	8.7%
Income before income taxes	10.3%	9.1%	9.2%	8.0%
Net income	6.9%	6.1%	6.1%	5.1%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section.

For the first nine months of 2017, the Company's net income increased by approximately 26.6% when compared to the same period in 2016. This increase was primarily the result of sales growth in all three of the Company's Divisions as well as continued improvement in production efficiencies, control of operating expenses and lower effective tax rates. Also contributing to the increase to a lesser extent, were the acquisitions of Santa Izabel and Old Dominion completed in June of 2017 and the acquisition of RPM, which was completed in August of 2017. Negatively influencing both our sales and profits for the nine month period was the effect of the currency translation rates on our non-U.S. results. Alamo's Industrial Division experienced a 3.8% increase in sales for the first nine months of 2017 which includes $7.9 million in net sales from Old Dominion and RPM. Sales of mowing, excavator, vacuum trucks and sweeping equipment outperformed the same period in 2016, while sales of snow removal products declined during the first nine months of 2017 compared to the first nine months of 2016. Agricultural sales were up in the first nine months of 2017 by 8.9% compared to the first nine months of 2016 as a result of a broad applicability for our products despite overall soft agricultural market conditions. Sales from the recently acquired Santa Izabel business contributed $3.7 million for the first nine months of 2017. European sales for the first nine months of 2017 were up in U.S. dollars by 1.7% compared to the same period in 2016 primarily as a result of increased demand for products in this Division. Consolidated income from operations was up 22.6% in the first nine months of 2017 as compared to the first nine months of 2016. The Company's backlog was $181.0 million at the end of the first nine months of 2017, which is an increase of 31.7% versus the backlog of $137.4 million at the end of the first nine months of 2016. The increase in the Company's backlog was primarily attributable to greater demand for our products in all three of the Company's Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and RPM.

The Company believes that its markets for the remainder of 2017 will be stable but could be negatively affected by a variety of factors such as a continued weakness in the overall economy; sovereign debt issues; credit availability; changes in currency exchange rates; increased levels of government regulations; ongoing weakness in the agricultural sector; increase in input costs; changes in farm incomes due to commodity prices or governmental aid programs; adverse situations that could affect our customers such as animal disease epidemics; extreme weather conditions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and changes in our customers' buying habits due to lack of confidence in the economic outlook.

Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Net sales for the third quarter of 2017 were $240,455,000, an increase of $23,689,000, or 10.9% compared to $216,766,000 for the third quarter of 2016.  The increase was mainly attributable to increased demand for our products in all three of the Company's Divisions. Also contributing to the increase in sales were the acquisitions of Santa Izabel, Old Dominion and RPM in the amount of $10,943,000.

Net Industrial sales increased by $11,183,000 or 9.2% to $132,388,000 for the third quarter of 2017 compared to $121,205,000 during the same period in 2016.  The increase primarily came from the acquisitions of Old Dominion and RPM which added $7,916,000 during the quarter. Also contributing to the increase were higher sales of excavators and vacuum trucks partially offset by a lower sales volume of mowing and sweeper equipment and weak sales of snow removal products due to the mild winter conditions experienced during the prior snow season.

Net Agricultural sales were $64,923,000 in the third quarter of 2017 compared to $56,443,000 for the same period in 2016, an increase of $8,480,000 or 15.0%. The increase came from improved demand for agricultural mowers in the markets we serve and new product introductions despite continued soft agricultural market conditions. Also adding to the increase was the acquisition of Santa Izabel which contributed $3,027,000 during the quarter.

Net European sales for the third quarter of 2017 were $43,144,000, an increase of $4,026,000 or 10.3% compared to $39,118,000 during the third quarter of 2016.  The increase was primarily driven by higher agricultural sales in both the U.K. and French product lines as well as improved sales in Rivard vacuum trucks. Also contributing to the increase was improved currency translation rates in the third quarter of 2017 compared to the third quarter of 2016.

Gross profit for the third quarter of 2017 was $64,939,000 (27.0% of net sales) compared to $54,711,000 (25.2% of net sales) during the same period in 2016, an increase of $10,228,000.  The increase in gross profit during the third quarter of 2017 was due to higher equipment and parts sales volume from all three Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and RPM. Also contributing to the higher margin percentage for the quarter were productivity improvements, pricing actions and purchasing initiatives.

Selling, general and administrative expenses (“SG&A”) were $37,328,000 (15.5% of net sales) during the third quarter of 2017 compared to $33,699,000 (15.5% of net sales) during the same period of 2016, an increase of $3,629,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and RPM businesses and to a lesser extent increased marketing expenses.

Interest expense was $1,414,000 for the third quarter of 2017 compared to $1,405,000 during the same period in 2016, an increase of $9,000.  The increase in 2017 came from marginal increases in interest rates in the third quarter of 2017.

Other income (expense), net was $1,411,000 of expense for the third quarter of 2017 compared to $127,000 of income during the same period in 2016.  The expense in 2017 and income in 2016 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $8,294,000 (33.3% of income before income tax) in the third quarter of 2017 compared to $6,541,000 (33.1% of income before income tax) during the same period in 2016.

The Company’s net income after tax was $16,592,000 or $1.42 per share on a diluted basis for the third quarter of 2017 compared to $13,236,000 or $1.14 per share on a diluted basis for the third quarter of 2016.  The increase of $3,356,000 resulted from the factors described above.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Net sales for the first nine months of 2017 were $669,120,000, an increase of $29,894,000 or 4.7% compared to $639,226,000 for the first nine months of 2016. The increase was attributable to increased demand for our products in all three of the Company's Divisions. Our recent acquisitions of Santa Izabel, Old Dominion and RPM also added to the increase in sales in the amount of $11,585,000. This was offset by currency translation effects which negatively impacted our European sales during the first nine months of 2017.

Net Industrial sales increased during the first nine months by $13,917,000 or 3.8% to $375,546,000 for 2017 compared to $361,629,000 during the same period in 2016. The increase primarily came from the acquisitions of Old Dominion and RPM which together added $7,916,000 during the the first nine months of 2017 along with higher sales of mowing equipment, sweepers, excavators and vacuum trucks. This increase included the negative effects resulting from lower sales of snow removal products due to mild weather conditions during the early part of 2017.

Net Agricultural sales were $170,921,000 during the first nine months of 2017 compared to $156,950,000 for the same period in 2016, an increase of $13,971,000 or 8.9%. The increase in sales for the first nine months of 2017 compared to the first nine months of 2016 resulted from increased demand for our products despite softness in the overall agricultural market. Also contributing to the increase was the acquisition of Santa Izabel in the amount of $3,670,000.

Net European sales for the first nine months of 2017 were $122,653,000, an increase of $2,006,000 or 1.7% compared to $120,647,000 during the same period of 2016. The increase in 2017 was due to improved sales in both the U.K. and French agricultural markets as well as Rivard vacuum trucks. Also negatively affecting sales in 2017 were currency translation rates.

Gross profit for the first nine months of 2017 was $173,782,000 (26.0% of net sales) compared to $157,166,000 (24.6% of net sales) during the same period in 2016, an increase of $16,616,000. The increase in gross profit for the first nine months of 2017 came from higher equipment and parts sales in all three of the Company's Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and RPM. Also contributing to the higher margin percent for the first nine months of 2017 were productivity improvements, pricing actions, and purchasing initiatives.

SG&A expenses were $105,913,000 (15.8% of net sales) during the first nine months of 2017 compared to $101,824,000 (15.9% of net sales) during the same period of 2016, an increase of $4,089,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and RPM business operations and to a lesser extent transactional costs relating to the acquisitions and increased marketing expenses.

Interest expense was $4,241,000 for the first nine months of 2017 compared to $4,334,000 during the same period in 2016, a decrease of $93,000. The decrease in 2017 came from from lower debt levels during the nine months of 2017 compared to the first nine months of 2016, despite a marginal increase in interest rates during 2017.

Other income (expense), net was $2,284,000 of expense during the first nine months of 2017 compared to $253,000 of expense in the first nine months of 2016. The expense in 2017 and 2016 were primarily the result of changes in exchange rates.

Provision for income taxes was $20,526,000 (33.3%) in the first nine months of 2017 compared to $18,459,000 (36.3%) during the same period in 2016. The decrease in the effective tax rate in 2017 was primarily from the recognition of excess tax benefits related to share based payments as a result of the adoption of ASU No. 2016-09. The higher effective tax rate in 2016 is primarily due to a higher portion of our taxable income being generated in jurisdictions with higher tax rates as well as losses incurred in certain foreign jurisdictions that did not result in a tax benefit.

The Company's net income after tax was $41,075,000 or $3.52 per share on a diluted basis for the first nine months of 2017 compared to $32,457,000 or $2.81 per share on a diluted basis for the first nine months of 2016. The increase of $8,618,000 resulted from the factors described above.

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

As of September 30, 2017, the Company had working capital of $340,407,000 which represents an increase of $91,489,000 from working capital of $248,918,000 at December 31, 2016. The increase in working capital was primarily due to seasonality and to a lesser extent the acquisitions of Santa Izabel, Old Dominion and RPM.

Capital expenditures were $9,686,000 for the first nine months of 2017, compared to $7,201,000 during the first nine months of 2016.  The Company expects to fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by (used in) financing activities was $54,421,000 and ($10,735,000) during the nine month periods ended September 30, 2017 and September 30, 2016, respectively. The increase in net cash provided by financing activities in 2017 resulted from an increase in net borrowings under our bank credit facility required for funding of the acquisitions of Old Dominion and Santa Izabel and seasonal funding of operations.

The Company had $65,385,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2017. The majority of these funds are at our U.K. and Canadian subsidiaries and would not be available for use in the United States without incurring US federal and state tax consequences. The Company plans to use these funds for capital expenditures or acquisitions outside the United States.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended it's revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of September 30, 2017, $126,000,000 was outstanding under the Agreement. On September 30, 2017, $1,607,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $122,393,000 in available borrowings. As of September 30, 2017, the Company was in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations including related fines and penalties; the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets including Santa Izabel, Old Dominion and RPM; the ability to hire and retain quality employees; and cyber security risks affecting information technology or data security breaches.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2017, the Company had $1,566,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $235,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $7,452,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $4,836,000 for the nine month period ending September 30, 2017.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2017 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $630,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

October 31, 2017	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)