Form 10-K
period 2017-12-31
ALAMO GROUP INC
filed 2018-03-01
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2017 (based upon the last reported sale price of $90.81 per share) was approximately $864,040,623 on such date.

If an emerging growth company, indicate by check mark if the registrant has elected noy to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of
February 23, 2018 was 11,648,925 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, leaf collection equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 3,280 employees and operates a total of twenty-five plants in North America, Europe, Australia and Brazil. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, Europe, South America and Australia.

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

In 2000, the Company purchased the product line and associated assets of Twose of Tiverton Ltd. (“Twose”) a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, in the U.K. They consolidated their operations into the existing facilities at McConnel and Bomford.

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

In 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which expanded our presence in that market and complements our Schwarze sweeper line.

In 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users.
In 2008, the Company acquired Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers. The acquisition broadened the Company’s product offering to our customers in Europe and other markets we serve.

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

In 2011, the Company acquired substantially all of the assets and assumed certain specified liabilities of Tenco Group, Inc. ("Tenco") and its subsidiaries. Tenco is a Canadian-based manufacturer of snow removal equipment including snow blades, blowers, dump bodies, spreaders and associated parts and service. Tenco has operations in Quebec as well as New York and Vermont. The equipment is sold primarily through dealers to governmental end-users as well as snow removal contractors.

In 2013, the Company acquired substantially all of the assets and assumed certain specified liabilities of Superior Equipment Australia PTY LTD ("Superior"). Superior is a small Australian-based manufacturer of agricultural mowing equipment and other attachments, parts, and services. The equipment is sold through dealers primarily to agricultural end-users with some sold to governmental entities in Australia. The Superior operations have been consolidated with the Company's Fieldquip location.

In 2014, the Company acquired Kellands Agricultural Ltd. and its subsidiary Multidrive Tractors Ltd. ("Kellands"). Kellands is a U.K.-based manufacturer of self-propelled sprayers and a range of multi-purpose load-carrying tractor vehicles. This acquisition enhanced our manufacture and distribution of agricultural machinery in our European operations and allowed the Company to enter into the self-propelled sprayer market.

In 2014, the Company acquired Fieldquip Australia PTY LTD ("Fieldquip"), a manufacturer of rotary cutters as well as a distributor of various agricultural products. This acquisition allowed the Company to broaden its presence in both the manufacturing and distribution of agricultural machinery in Australia.

In 2014, the Company acquired all of the operating units of Specialized Industries LP.  The purchase included the businesses of Super Products LLC ("Super Products"), Wausau-Everest LP ("Wausau" & "Everest") and Howard P. Fairfield LLC ("H.P. Fairfield") as well as several related entities ("Specialized"), including all brand names and related product names and trademarks. The primary reason for the Specialized acquisition was to broaden the Company's existing equipment lines. This acquisition increased our product offering and enhanced our market position both in vacuum trucks and snow removal equipment primarily in North America.

In 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers and other agricultural implements which are sold direct and through dealers to a wide variety of agricultural markets as well as the roadside maintenance market. This acquisition allowed the Company to establish a presence in Brazil, one of the largest agricultural markets in the world.

On June 6, 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria. Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. This acquisition along with our existing Herder operation in Brazil, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

On June 26, 2017, the Company acquired substantially all of the assets and assumed certain specified liabilities of Old Dominion Brush Company, Inc. ("ODB"). ODB manufactures leaf collection equipment as well as replacement brooms for street sweepers, both which are sold to municipalities, contractors and commercial landscape markets in North America. ODB is based in Richmond, Virginia and has an assembly and warehouse operation in Missouri. This acquisition provided new and complementary products to our existing range of infrastructure maintenance equipment and parts.

On August 8, 2017, the Company acquired R.P.M. Tech Inc. ("RPM"), a manufacturer of heavy duty snow removal equipment and associated parts. RPM primarily sells to governmental agencies, related contractors, airports and other industrial users. RPM's operations are in Drummondville, Quebec and will work in close proximity to the Company's nearby Tenco operations. This acquisition complements our existing range of snow removal products with RPM's range of heavy duty snow removal equipment including their line of mechanical snow blowers.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Alamo Industrial®, Terrain King®, Tiger®, Gradall®, VacAll®, Schwarze®, NiteHawk®, Henke®, Tenco®, Super Products® , Wausau-Everest™, H.P. Fairfield™, ODB™, R.P.M. Tech™, Bush Hog®, Rhino®, Earthmaster®, RhinoAg™, Herschel®, Valu-Bilt®, CT Farm & Country™, Schulte®, Superior®, Fieldquip®, Herder®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, Kellands®, SMA®, Forges Gorce™, Faucheux™, Rousseau™ and Rivard® trademarks (some with related designs) as well as other trademarks and trade names.

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

Schwarze equipment includes truck-mounted air vacuum, mechanical broom, and regenerative air sweepers, pothole patchers and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network. A portion of Schwarze’s sales includes truck chassis which are not manufactured by Schwarze. The Company believes that Schwarze complements Alamo Industrial because the dealer and/or end-user for both products in many cases are the same.

ODB manufactures and sells leaf collection equipment and replacement brooms for street sweepers, both of which are sold to municipalities, contractors and commercial landscape markets in North America.

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

Super Products produces truck-mounted vacuum trucks, combination sewer cleaners and hydro excavators. Its products are sold to municipalities, utilities and contractors through a nationwide distributor network. Super Products also operates a network of rental stores that provide short and long-term rental contracts for its products. Rental customers are primarily contractors serving the petrochemical, petroleum production and refining industries. A portion of the sales of Super Products includes truck chassis which are not manufactured by the Company.
Wausau designs and manufactures a comprehensive range of snow removal and ice control products. Products include snowplows, snow blowers, snow throwers, brooms, deicers, brine sprayers and other related accessories and parts. Wausau sells its products through its established dealer network to both governmental and non-governmental end-users and sells directly to airports and fixed-base operators.
Everest designs and manufactures a range of snow removal and ice control products including snowplows, wing systems, spreader bodies, and other related accessories and parts. Everest also manufactures custom-engineered underground construction forms for vehicular, water/sewage and hydro-electric tunnels.
Henke designs and manufactures snow plows and heavy duty snow removal equipment, hitches and attachments for trucks, loaders and graders sold primarily through independent truck and industrial equipment dealers. Henke’s primary end-users are governmental agencies, related contractors and other industrial users.
Tenco and RPM both design and manufacture a heavy-duty line of snow removal equipment, including truck-mounted snow plows, snow blowers, dump bodies and spreaders. Their products are primarily sold through independent dealers. End-users are governmental agencies, contractors, airports and other industrial users.

H.P. Fairfield is a full-service distributor of public works and runway maintenance products, parts and service, whose sales and service outlets are located in the northeastern part of the U.S. H.P. Fairfield’s offerings include custom municipal snow and ice removal equipment, a range of salt spreaders and truck bodies, street sweepers, a line of industrial rotary, flail and boom mowers, solid waste and recycling equipment, water and sewer maintenance equipment, municipal tractors and attachments, and asphalt maintenance patchers, some of which are sourced from other Alamo Group companies. Certain of the products distributed and sold by H.P. Fairfield include Alamo Group products. H.P. Fairfield also provides truck up-fitting services as part of its business.
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

Herder and Santa Izabel give the Company a presence in the Brazilian agricultural market. With our recent acquisition of Santa Izabel, we have strengthened our market position in Brazil which allows us to further pursue organic growth and additional acquisitions. Herder manufactures and distributes flail mowers and various other agricultural equipment, direct and through dealers. Its products are used in a wide variety of agricultural and governmental markets. Santa Izabel designs, manufactures and markets a variety of agricultural implements, including trailers sold throughout Brazil.

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

Spearhead manufactures a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters. These products are manufactured in the Company's Bomford facility.
Kellands equipment which are being rebranded and sold as McConnel, includes a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through an existing dealer network as well as various marketing groups within the European Division.
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

Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is sold primarily in France and certain other markets, mainly in Europe, the Middle East and North Africa, and to governmental entities and related contractors. It also complements our product offerings in North America. The majority of Rivard's customers provide their own truck chassis.

Replacement Parts
The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 19%, 18% and 18% of the Company’s total sales for the years ended December 31, 2017, 2016 and 2015, respectively. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2017, the Company employed 186 people in its various engineering departments, 102 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $9,849,000 in 2017, $8,847,000 in 2016 and $8,590,000 in 2015. As a percentage of sales, research and development was approximately 1.1% in 2017, 1.0% in 2016 and 1.0% in 2015, and is expected to continue at similar levels in 2018.

Seasonality

The Company’s unit sales are fairly constant quarter to quarter. However, replacement parts are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is typically lower in harsh weather. The Company utilizes an annual twelve-month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2017, the Company had unfilled customer orders of $218,158,000 compared to $147,245,000 at December 31, 2016. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2017 will be shipped during fiscal year 2018. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2017, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

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

Patents and Trademarks

The Company owns various U.S. and international patents and trademarks. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or trademark or group of patents and trademarks. The net book value of patents and trademarks was $29,215,000 and $26,642,000 as of December 31, 2017 and 2016, respectively.

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. In January 2009, we received a "no further action" letter from the Iowa Department of Natural Resources, according to which the Iowa property will be subject to certain ongoing environmental covenants that create restrictions regarding the use and future development of the property.

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

Employees

As of December 31, 2017, the Company employed approximately 3,280 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 188 employees and will expire on March 11, 2018, and at the Tenco facility in Canada covering 83 employees which will expire on December 31, 2020. The Company’s European operations, McConnel, Bomford, Spearhead, AMS-UK, Kellands, SMA Faucheux, Forges Gorce, Rousseau and Rivard, also have various collective bargaining agreements covering 888 employees. The Company considers its employee relations to be satisfactory.

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

The Company’s website is www.alamo-group.com. The Company makes available free of charge through its website, via a link to the SEC’s website at www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available through its website, via a link to the SEC’s website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders, and others required to file under Section 16 of the Exchange Act.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” "predict," “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•	budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;

•	market acceptance of new and existing products;

•	our ability to maintain good relations with our employees;

•	our ability to develop and manufacture new and existing products profitably;

•	the inability of our suppliers, creditors, public utility providers and financial and other service organizations to deliver or provide their products or services to us;

•	legal actions and litigation;

•	impairment in the carrying value of goodwill;

•	our ability to successfully integrate acquisitions and operate acquired businesses or assets, including our ability to successfully integrate and operate Santa Izabel, Old Dominion, and RPM;

•	our ability to hire and retain quality employees; and

•	changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•	changes in business and political conditions and the economy in general in both domestic and international markets;

•	an increase in unfunded pension plan liability due to financial market deterioration;

•	price and availability of energy and critical raw materials, particularly steel and steel products;

•	increased competition;

•	repercussions from the pending exit by the U.K. from the European Union (EU);

•	adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•	increased costs of complying with new regulations, including compliance with the European General Data Protection Regulation (GDPR), and potential fines and penalties;

•	the potential effects on the buying habits of our customers due to animal disease outbreaks;

•	adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;

•	changes in market demand;

•	cyber security risks including the potential loss of proprietary data or data security breaches and related fines, penalties and other liabilities;

•	financial market changes including changes in interest rates and fluctuations in foreign exchange rates;

•	abnormal seasonal factors in our industry;

•
changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies, including the amount of farm subsidies and farm payments;

•	government actions, including but not limited to budget levels, change in tax laws, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;

•	risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been appointed to serve until the 2018 annual meeting of directors or until his successor is duly appointed and qualified.

Name	Age	Position
Ronald A. Robinson	65	President and Chief Executive Officer
Dan E. Malone	57	Executive Vice President and Chief Financial Officer
Robert H. George	71	Vice President, Secretary and Treasurer
Richard J. Wehrle	61	Vice President and Corporate Controller
Edward T. Rizzuti	48	Vice President and General Counsel
Geoffrey Davies	70	Executive Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard H. Raborn	52	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	58	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

Our business depends to a large extent upon the prospects for the mowing, right-of-way maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

•	weakness in the worldwide economy;

•	the price and availability of raw materials, purchased components and energy;

•	budget constraints and revenue shortfalls for our governmental customers;

•	changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation and associated liabilities;

•	the levels of interest rates;

•	the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products but don’t have a manufacturing presence;

•	impact of tighter credit markets on the Company, its dealers and end-users;

•	impairment in the carrying value of goodwill; and

•	increase in unfunded pension plan liability due to financial market deterioration.

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

The pending exit by the U.K. from the European Union (“Brexit”) and the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the U.K., the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by the uncertainty concerning the timing and terms of the exit and new or modified trading arrangements between the U.K. and other countries. Any of these developments, or the perception that any of these developments are likely to occur, could negatively affect economic growth or business activity in the U.K., the European Union and elsewhere, and could materially and adversely affect our business and results of operations.

Changes in U.S. tax legislation could have a material adverse impact on our results of operations.

On December 22, 2017, President Trump signed into law legislation known as the Tax Cuts and Jobs Act of 2017 ("TCJA") that significantly reforms the Internal Revenue Code of 1986, as amended. We are currently evaluating provisions of TCJA, which among other things, lowers the U.S. corporate tax rate from 35% to 21%, moves the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries, imposes significant additional limitations on the deductibility of interest expense and executive compensation, creates taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax, and allows for the expensing of certain capital expenditures. As we do not have all the necessary information to analyze all income tax effects of TCJA, we have recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of TCJA. We will continue to evaluate and adjust the provisional amounts as additional information is obtained. We may not understand the full effect that this tax reform legislation will have on our business and it is possible that the impact of the legislation could adversely and materially impact our results of operations. We expect to complete our detailed analysis no later than the fourth quarter of 2018. For further information, see Note 12 to the consolidated financial statements.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2017, goodwill was $84,761,000, which represents 13% of total assets.

The Company recognized no goodwill impairment in 2017, 2016 or 2015. During the third quarter of 2015, the Company changed its annual goodwill and intangible assets impairment testing date from December 31 to October 1. During the 2017 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2017 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than a 15% decline in fair value, it could impact our results of operations as well as our net worth.

We are significantly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems (some of which are provided and maintained by third parties) may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

In addition, in the ordinary course of our business, we collect and store sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information or other sensitive information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the information security measures we have taken, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory fines and penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business and operating results.

Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The EU has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”), which comes into effect in May of 2018. GDPR extends the scope of the existing EU data protection law to foreign companies processing personal data of EU residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR will apply across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of, and compliance with the GDPR could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

Failure to develop new products or keep pace with technological developments may have a material adverse impact on our results of operations.

Our industry is affected by future technological developments. The introduction of new products or processes with innovative technologies could render our existing products or processes obsolete or unmarketable. Our success depends, to some extent, upon our ability to develop, market and sell cost-effective new products and applications that keep pace with technological developments in the markets we serve. We may not be successful in identifying, developing and marketing new products and applications or we may experience difficulties that could delay or prevent the successful development, introduction and marketing of such new products and applications, which could have a material adverse impact on our business and results of operations.

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

Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, United States export control laws, and data privacy laws such as the recently enacted European GDPR. The costs of compliance with these various laws, regulations and policies can be significant and penalties for noncompliance could significantly and adversely impact our business. Our international operations may also be adversely affected by laws and policies affecting foreign trade, investment, taxation, and our ability to effectively source components and raw materials internationally. For example, any significant changes in U.S. trade policy, including the introduction of any new or expanded tariffs, could increase the cost of critical materials and supplies that we source internationally or negatively impact international sales of our products, which would have an adverse effect on our net sales and earnings.

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

We may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. We could face many risks in integrating acquired businesses, including but not limited to the following:

•
we may incur substantial costs, delays or other operational or financial challenges in integrating acquired businesses, including integrating each company's accounting, information technology, human resource and other administrative systems to facilitate effective management;

•	we may be unable to achieve expected cost reductions, to take advantage of cross-selling opportunities, or to eliminate redundant operations, facilities and systems;

•	we may need to implement or improve controls, procedures and policies appropriate for a public company which could take a significant amount of time and expense;

•	acquisitions may divert our management’s attention from the operation of our existing businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and

•	we may encounter unanticipated events, circumstances and legal risk and associated liabilities.

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

Acquisitions are an important part of our growth strategy. We have completed a number of acquisitions over the past several years. We expect to consider opportunities and make additional acquisitions in the future, but we may not find suitable acquisition targets or be able to consummate desired acquisitions due to among other things, unfavorable credit markets or other risks, which could harm our operating results. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

•	potential negative impact on our earnings per share;

•	failure of acquired products to achieve projected sales;

•	problems in integrating the acquired products with our products;

•	potential downward pressure on operating margins due to lower operating margins of acquired businesses,

•	increased headcount costs and other expenses associated with adding and supporting new products;

•	difficulties in retaining and integrating key employees;

•	failure to realize expected synergies or cost savings;

•	disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;

•	potential negative impact on our relationships with customers, distributors and vendors; and

•	the assumption of liabilities that are unknown to us at the time of closing.

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

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us, including a potential increase to the interest rate we currently pay on outstanding debt under our credit arrangements could increase, which could adversely affect our operating results.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2017 ranged from $119.29 to $72.22 per share, and during 2016 from $77.60 to $49.33 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2017, 11,640,100 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 302,927 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2018, the Board of Directors of the Company increased its quarterly dividend from $.10 per share to $.11 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2017, three investors - BlackRock, Inc., Henry Crown and Company, and Dimensional Fund Advisors LP - beneficially owned approximately 38% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company, were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2017, the Company utilized fourteen principal manufacturing plants located in the United States, five in Europe, four in Canada, one in Australia and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama*	767,700	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, front-end loaders, backhoes, and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Richmond, Virginia*	157,000	Leased	Leaf Collection Equipment and Replacement Brooms for Street Sweepers for ODB
Sao Joao da Boa Vista, Brazil*	138,000	Leased	Agriculture Mowing Equipment and other Attachments for Santa Izabel
Chartres, France	136,000	Owned	Property held for sale
Huntsville, Alabama*	136,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Leased	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Englefeld, Saskatchewan, Canada*	85,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
Leavenworth, Kansas*	70,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Skowhegan, Maine	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
New Berlin, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Leased	Truck-Mounted Sweeping Equipment for the contractor market branded Nite-Hawk
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Ayer's Cliff, Quebec, Canada*	35,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip and Superior
Drummondville, Quebec, Canada*	17,000	Owned	Heavy-Duty Snow Removal Equipment for RPM
Birdlip, England	14,000	Leased	Self-propelled Sprayers and a variety of Multi-Drive Load Carrying Equipment for Kellands
Matao, Brazil	12,000	Leased	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	277,200	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	15,200	Owned	Corporate Office
Total	4,161,900	0.8065787261
     * Principal manufacturing plants
Approximately 81% of the manufacturing, warehouse and office space is owned. In November of 2016, the Company restructured and consolidated the Faucheux facility in Chartres, France into its Rousseau location and the Company listed the Chartres property for sale or lease. On January 30, 2018, the Company purchased the property at the NiteHawk facility location in Kent, Washington. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.
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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. In January 2009, we received a "no further action" letter from the Iowa Department of Natural Resources, according to which the Iowa property will be subject to certain ongoing environmental covenants that create restrictions regarding the use and future development of the property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 23, 2018, there were 11,648,925 shares of common stock outstanding, held by approximately 62 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 23, 2018, the closing price of the common stock on the New York Stock Exchange was $115.75 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2017				2016
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2017	$79.50	$71.20	$.10	March 31, 2016	$61.82	$48.26	$.09
June 30, 2017	92.67	71.72	.10	June 30, 2016	66.01	52.82	.09
September 30, 2017	107.69	86.80	.10	September 30, 2016	68.04	61.49	.09
December 31, 2017	119.50	104.87	.10	December 31, 2016	78.91	59.55	.09

On January 2, 2018, the Board of Directors of the Company declared a quarterly dividend of $.11 per share which was paid on January 29, 2018 to holders of record as of January 16, 2018. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2017, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 Russell Investment Group. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17
Alamo Group Inc.	100.00	187.25	150.30	162.67	239.07	356.23
S&P SmallCap 600	100.00	141.31	149.45	146.50	185.40	209.94
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operations:
Net sales	$912,380	$844,748	$879,577	$839,055	$682,090
Income before income taxes	82,367	62,189	66,867	60,605	51,388
Net income	44,315	40,045	43,209	41,151	36,094
Percent of sales	4.9%	4.7%	4.9%	4.9%	5.3%
Earnings per share
Basic	3.84	3.50	3.81	3.47	3.00
Diluted	3.79	3.46	3.76	3.42	2.96
Dividends per share	0.40	0.36	0.32	0.28	0.28
Average common shares
Basic	11,549	11,434	11,349	11,875	12,050
Diluted	11,682	11,565	11,482	12,039	12,212
Financial Position:
Total assets	$639,671	$552,776	$603,503	$632,886	$438,476
Short-term debt and current maturities	82	73	77	551	420
Long-term debt, excluding current maturities	60,000	70,017	144,006	190,024	8
Stockholders’ equity	$449,108	$387,717	$360,469	$337,670	$350,465

(1)   Includes the results of operations of companies acquired from the closing dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Outlook

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section beginning on page 11.

In 2017 we experienced several market factors that helped drive positive results in our business including, among other things, strengthening agricultural markets, improving non-governmental sales and rentals of vacuum truck equipment, a strengthening European market and a softening U.S. dollar.  While the Company believes that these market forces are showing some signs of stability for 2018, we remain cautious in terms of our outlook since market conditions can and do change regularly.  As a result of overall improving market conditions our backlog substantially increased during the course of 2017 and, as of December 31, 2017, was in excess of $218 million.  While this level of backlog is encouraging, the potential effect this level of demand will have on our production lead times has given us some cause for concern.  As a response to this concern, in 2018 we are increasing our focus on ongoing operational improvement initiatives and will likely increase our capital expenditure levels above the average capital expenditure levels of the past several years.  We also expect that inflation pressures may be more of a negative factor in 2018 as labor availability tightens and some commodity prices, such as the price of steel, increase.  We may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors.”

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2017	2016	2015

Industrial	$522,706	$484,088	$498,761
Agricultural	227,389	205,834	208,257
European	162,285	154,826	172,559
Total net sales	$912,380	$844,748	$879,577

Cost and profit margins, as percentages of net sales:

Cost of sales	74.3%	75.7%	77.0%
Gross profit	25.7%	24.3%	23.0%
Selling, general and administrative expenses	16.0%	16.3%	15.5%
Income from operations	9.7%	8.0%	7.6%
Income before income taxes	9.0%	7.4%	7.6%
Net income	4.9%	4.7%	4.9%

Results of Operations

Fiscal 2017 compared to Fiscal 2016

The Company’s net sales in the fiscal year ended December 31, 2017 (“2017”) were $912,380,000, an increase of $67,632,000 or 8.0% compared to $844,748,000 for the fiscal year ended December 31, 2016 (“2016”). The increase was mainly attributable to the increased demand for our products in all three of the Company's Divisions.

Also contributing to the increase in sales were the acquisitions of Santa Izabel, ODB and RPM in the amount of $25,488,000.

Net Industrial sales were $522,706,000 in 2017 compared to $484,088,000 in 2016, an increase of $38,618,000 or 8.0%. The increase primarily came from higher sales of mowing equipment, sweepers, excavators and vacuum trucks. Also contributing to the increase were the acquisitions of ODB and RPM which together added $19,759,000. These increases were offset by lower sales of snow removal products due to mild weather conditions during the early part of 2017.

Net Agricultural sales were $227,389,000 in 2017 compared to $205,834,000 in 2016, representing an increase of $21,555,000 or 10.5%. The increase resulted from higher demand for our products despite some continued softness in the overall agricultural market. Also contributing to the increase was the acquisition of Santa Izabel in the amount of $5,729,000.

Net European sales increased $7,459,000 or 4.8% to $162,285,000 in 2017 compared to $154,826,000 in 2016. The increase was primarily due to improved sales in the U.K. and French agricultural markets as well as increased sales from Rivard vacuum trucks. Negatively affecting European sales in 2017 were currency translation rates.

Gross profit for 2017 was $234,693,000 (25.7% of net sales) compared to $205,099,000 (24.3% of net sales) in 2016, an increase of $29,594,000. The increase in gross profit for 2017 came from higher equipment and part sales in all three of the Company's divisions and, to a lesser extent, the acquisitions of Santa Izabel, ODB and RPM. The increased higher margin percentage for 2017 came from productivity improvements, pricing actions, and purchasing initiatives.

Selling, general and administrative expenses (“SG&A”) were $145,955,000 (16.0% of net sales) in 2017 compared to $137,479,000 (16.3% of net sales) in 2016, an increase of $8,476,000. The increase in SG&A was primarily the result of the acquisitions of Santa Izabel, ODB and RPM in the amount of $4,491,000 and to a lesser extent higher commissions and other selling expenses due to increased sales as well as transactional costs relating to the acquisitions.

Interest expense for 2017 was $4,839,000 compared to $5,914,000 in 2016, a decrease of $1,075,000 or 18.2%.The decrease in expense in 2017 came from lower debt levels despite a marginal increase in interest rates during 2017.

Other income (expense), net was expense of $1,868,000 during 2017 compared to income of $269,000 in 2016. The expense in 2017 and the income in 2016 were primarily the result of changes in exchange rates.

Provision for income taxes was $38,052,000 (46.2% of income before income taxes) for 2017 compared to $22,144,000 (35.6% of income before income taxes) in 2016. The increases in both income taxes and the effective tax rate were primarily due to a $10,236,000 tax expense in 2017 resulting from the implementation of the provisions under the TCJA signed into law on December 22, 2017. The effective rate for 2017, excluding the impact of the $10,236,000 expense related to TCJA, was 33.8%.

See Note12 of the consolidated financial statements for additional information about the TCJA and $10,236,000 expense recorded by the Company.

Net income for 2017 was $44,315,000 compared to $40,045,000 in 2016, due to the factors described above.

 Fiscal 2016 compared to Fiscal 2015

The Company’s net sales in the fiscal year ended December 31, 2016 (“2016”) were $844,748,000, a decrease of $34,829,000 or 4.0% compared to $879,577,000 for the fiscal year ended December 31, 2015 (“2015”). The Industrial Division was down 2.9% which was affected by soft market conditions, mainly from lower sales of vacuum trucks specifically to non-governmental end users. Sales of excavators, sweepers, mowing equipment and to a lesser extent, snow removal products were up in 2016 compared to 2015. Agricultural Division sales were down 1.2% for 2016 due to a continued weak agricultural market compared to the same period in 2015. Sales in the European Division were down 10.3% as sales of products manufactured in the U.K. were negatively affected by soft market conditions and currency translation rates which the Company believed was due, in part, to the uncertainty created by the recent Brexit vote in the U.K.

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

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s inventory and accounts payable levels, particularly in its Agricultural Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year round sales programs. These sales, primarily in the Agricultural Division, help balance the Company’s production during the first and fourth quarters.

As of December 31, 2017, the Company had working capital of $291,164,000, which represents an increase of $42,246,000 from working capital of $248,918,000 as of December 31, 2016. The increase in working capital was primarily due to sales growth and to a lesser extent the acquisitions of Santa Izabel, ODB and RPM.

Capital expenditures were $13,490,000 for 2017, compared to $9,711,000 for 2016 which included the purchase of the land and buildings at the Company's Wausau facility in the amount of $4,745,000. The Company expects to fund capital expenditures from operating cash flows or through its revolving credit facility, described below.

In conjunction with our implementation of the provisions of TCJA, and as more fully described in Note 12 to the consolidated financial statements, we recorded a liability in 2017 for the estimated U.S. federal tax due on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries not previously distributed. We will pay this liability over the eight-year period permitted by the TCJA provisions. The deemed repatriation of these accumulated earnings and profits are no longer subject to any U.S. federal income tax consequences associated with the repatriation of the Company's $23,019,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2017. The majority of these funds are at our French and Canadian facilities. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. Consequently, the Company now intends to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

Net cash provided by operating activities was $70,804,000 for 2017, compared to $75,784,000 for 2016. The decrease of cash from operating activities came primarily from changes in working capital due to sales growth in all three Divisions.

Net cash used in investing activities was $51,276,000 for 2017, compared to $8,656,000 for 2016. The increase in cash used in investing activities was primarily due to the acquisitions of Santa Izabel, ODB and RPM.

Net cash used by financing activities was $12,400,000 for 2017, compared to net cash used of $77,347,000 for 2016. The decrease in cash used in financing activities was due to significant reductions of outstanding indebtedness under the Company's revolving credit facility during 2016.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2017, $60,000,000 was outstanding under the Agreement. On December 31, 2017, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $188,345,000 in available borrowings. As of December 31, 2017, the Company was in compliance with the terms and conditions of the Agreement.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition,” and most industry-specific guidance and clarifies the principles for recognizing revenue. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.

This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We have completed our evaluation of the provisions of this standard and concluded that our adoption will not change the amount or timing of revenue recognized by us, nor will it affect our financial position. Revenue from contracts with customers are recognized at the point we satisfy our performance obligation. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the service.

We will adopt this new standard effective January 1, 2018 using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of stockholders’ equity, and revenues reported in the periods prior to the date of adoption are not changed. We will not, however, make such an adjustment to stockholder’s’ equity as result of our evaluation. The adoption of Topic 606 will not have a material impact on our financial position, results of operations, stockholders’ equity or cash flows.

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

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. Furthermore, entities should present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The ASU is to be adopted retrospectively and is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be early adopted. The Company expects that adoption will result in a reclassification of the non-service components of pension and post-retirement costs, primarily from cost of sales and selling, general and administrative expenses to other income (loss) on the consolidated statements of income. The Company’s pensions, including net periodic cost, is disclosed in Note 15.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are currently likely to have a current or future material effect on our financial condition.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2017:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$60,082	$82	$—	$60,000	$—
Interest obligations	7,048	1,778	3,552	1,718	—
Operating lease obligations	9,144	3,899	4,289	901	55
Purchase obligations	100,468	100,468	—	—	—
Total	$176,742	$106,227	$7,841	$62,619	$55

Definitions:

(A)	Long-term debt obligation means a principal payment obligation under long-term borrowings.

(B)
Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2017.

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

Sales Discounts

On December 31, 2017, the Company had $15,652,000 in reserves for sales discounts compared to $13,488,000 on December 31, 2016 on product shipped to our customers under various promotional programs. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $6,932,000 on December 31, 2017 and $7,262,000 on December 31, 2016 to cover obsolete and slow moving inventory. The decrease in the reserve was primarily attributable to reductions of obsolete inventory in the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,335,000 on December 31, 2017 and $5,262,000 on December 31, 2016.

Goodwill Impairment

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
We typically measure the fair value of each reporting unit using a discounted cash flow analysis (income approach) based on assumptions that market participants would apply. Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. Cash flows to perpetuity are forecast based on projected revenue growth and our planned business strategies in future periods. Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital.
We perform our annual test for goodwill impairment in the fourth quarter of each fiscal year. In 2017 a qualitative testing was performed and the Company determined there was no goodwill impairment related to our reporting units. During 2016 and 2015, we determined that none of the goodwill associated with our reporting units were impaired in any of those years which was based on the quantitative testing. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.
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

 Tax Matters

Due to the significant and complex changes to the Code from Tax Reform, including the need for regulatory guidance from the IRS to properly account for many of the changes, we recorded income taxes for items where reasonable estimates could be made and we applied the Code on a pre-Tax Reform basis for items where reasonable estimates could not be made, as permitted by Staff Accounting Bulletin
No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued by the SEC. As a result, we will record the effect in 2018 for items where we were unable to make a reasonable estimate in 2017, and we may revise estimates that we recorded in 2017. These amounts could be material. See Note 12 of
Notes to Consolidated Financial Statements for a further discussion of our tax liabilities and the impact from
Tax Reform on those liabilities.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts for over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2017, the Company had a notional amount of $1,142,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $171,000. However, since these contracts offset foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2017, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $6,564,000. Comparatively, on December 31, 2016, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $5,755,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2017 was a gain of $16,966,000. On December 31, 2017, the British pound closed at 0.7400 relative to the U.S. dollar, and the Euro closed at 0.8331 relative to the U.S. dollar. By comparison, on December 31, 2016, the British pound closed at 0.8100 relative to the U.S. dollar, and the Euro closed at 0.9506 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2017 average interest rate under these borrowings, the Company’s 2017 interest expense would have changed by approximately $2,535,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 48 through 81 of this report are incorporated herein by reference.
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

Management’s Annual Report on Internal Control over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 45 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 46 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Item 9B. Other Information

2018 Amended and Restated Executive Incentive Plan

The Amended and Restated Alamo Group Inc. Executive Incentive Plan (the “Plan”) under which executive officers and other employees will be eligible to receive annual cash incentive awards based on the achievement of objective and subjective performance goals for performance periods commencing on or after January 1, 2018 was approved by the Board of Directors on March 1, 2018.  The Plan is similar to the Executive Incentive Plan approved by the Board of Directors on March 7, 2013 and approved by the stockholders of the Company at the Company’s 2013 annual meeting of shareholders, but it has been modified as a result of recent changes in U.S. federal tax law.

The purpose of the Plan is to retain and motivate officers and other employees of the Company who are designated by the Company to participate in the Plan for a specified performance period commencing on or after January 1, 2018 (a “Performance Period”) by providing such designated officers and employees with the opportunity to earn incentive payments based upon the extent to which specified performance goals have been achieved or exceeded for that Performance Period.  The following is a brief summary of some of the material terms of the Plan:

All officers of the Company and its subsidiaries are eligible to be designated for participation in the Plan. The Compensation Committee will designate the eligible employees who will participate in the Plan for a specified Performance Period, and will do so not later than 90 days after the beginning of the Performance Period or, if earlier, the date on which 25% of the Performance Period has been completed (the “Applicable Period”).  Under the Plan, payment awards to participating employees are subject to the attainment of specific performance goals and other terms and conditions established by the Compensation Committee for each Performance Period during the Applicable Period. A participant may receive an award under the Plan based upon the achievement of stated subjective performance measures or the achievement of stated performance goals using one or more objective corporate-wide or subsidiary, division, operating unit or individual measures.   Objective performance goals shall be based on one or more of the following measures: earnings per share; adjusted earnings per share; earnings before interest and taxes (“EBIT”); earnings before interest, taxes, depreciation and amortization (“EBITDA”); earnings as determined other than in accordance with generally accepted accounting principles (“GAAP”); stock price; price per share of common stock; market share; economic value; financial return ratios, consisting of return on invested capital, return on assets, debt to total capital, return on stockholders' equity, and return on sales; the ratio of EBIT to capital; the ratio of EBITDA to capital; net income; adjusted net income; operating income; revenues; profit margin; cash flow(s); expense reduction; working capital ratios; achievement of balance sheet or income statement objectives; inventory reductions; inventory turns; successful implementation of strategic initiatives; customer satisfaction measures; and successful integration of acquisitions. Each such goal may be expressed on an absolute or relative basis and may include comparisons based on current internal targets, the past performance of the Company (including the performance of one or more subsidiaries, divisions, or operating units) or the past or current performance of other companies (or a combination of such past and current performance). In the case of earnings-based measures, in addition to the ratios specifically enumerated above, performance goals may include comparisons relating to capital (including, but not limited to, the cost of capital).  If the relevant performance goals are attained during the Performance Period, a participant will be eligible to receive a cash award.

Determination of the performance compensation awarded to each participant is to be made at a time determined by the Compensation Committee after the last day of each Performance Period.  During the Applicable Period, the Compensation Committee will establish terms regarding the timing of the payment awards. The Compensation Committee may delegate its responsibilities under the Plan to our chief executive officer or such other executive officer of the Company as it deems appropriate, except that the Compensation Committee may not delegate its responsibilities with respect to the bonuses payable to “covered employees” as such term is defined under Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Board of Directors may terminate the Plan at any time.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website (www.alamo-group.com) under the “Our Commitment” tab and are also available in printed form at no charge by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal executive office of the Company. The telephone number is (830) 379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2017.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2017, the last day of Alamo Group Inc.’s 2017 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
First Amended and Restated 1999 Non-Qualified Stock Option Plan	8,000	$11.45	—
2005 Incentive Stock Option Plan	122,075	$37.15	—
2009 Equity Incentive Plan	122,052	$58.75	176,294
2015 Incentive Stock Option Plan	50,800	$60.14	344,950
Plans not approved by stockholders	—	—	—
Total	302,927		521,244

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2017.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, March 30, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.9	—	Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, August 27, 2004
10.10	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.11	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.12	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10-Q, May 8, 2007
10.13	—
Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank
Filed as Exhibit 10.12 to Form 10-K, March 11, 2009

10.14	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 6, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10-Q, November 9, 2009
10.15	—	Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8-K, April 1, 2011
10.16	—
Ninth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 12, 2014, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.
Filed as Exhibit 10.2 to Form 8-K, May 14, 2014
10.17	—
Tenth Amendment of the Amended and Restated Revolving Credit Agreement, dated December 20, 2016, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.
Filed as Exhibit 10.1 to Form 8-K, December 22, 2016
*10.18	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.19	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.20	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.21	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.22	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.23	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2012
*10.24	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.25	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, March 28, 2013
*10.26	—	Amended and Restated Executive Incentive Plan	Filed Herewith
*10.27	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 1, 2018
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on 1st day of March, 2018.

Signature	Title

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Interim Chairman of the Board (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President & Corporate Controller (Principal Accounting Officer)

/s/RODERICK R. BATY Roderick R. Baty	Director

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/DAVID W. GRZELAK David W. Grzelak	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2017, the Company’s internal controls over financial reporting were effective based on these criteria.

Alamo Group Inc. acquired Santa Izabel Agro Industria. Ltda. (Santa Izabel), Old Dominion Brush Company, Inc. (ODB), and R.P.M. Tech Inc. (RPM) during 2017, and management excluded from its assessment of the effectiveness of Alamo Group Inc.’s internal control over financial reporting as of December 31, 2017, Santa Izabel’s, ODB’s and RPM’s internal control over financial reporting associated with total assets of $47 million and total net sales of $25 million included in the consolidated financial statements of Alamo Group Inc. and subsidiaries as of and for the year ended December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 1, 2018	/s/Ronald A. Robinson
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Dan E. Malone
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/Richard J. Wehrle
Vice President & Corporate Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 2009.

San Antonio, Texas
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, “the consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Santa Izabel Agro Industria Ltda. (Santa Izabel), Old Dominion Brush Company (Old Dominion) and R.P.M. Tech Inc. (RPM Tech) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Santa Izabel’s, Old Dominion’s and RPM Tech’s internal control over financial reporting associated with total assets of $47 million and total revenues of $25 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Santa Izabel, Old Dominion and RPM Tech.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

San Antonio, Texas
March 1, 2018

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$25,373	$16,793
Accounts receivable, net	205,767	170,329
Inventories, net	155,568	135,760
Prepaid expenses	5,336	4,725
Income tax receivable	483	11
Total current assets	392,527	327,618

Rental equipment, net	28,493	30,970

Property, plant and equipment	202,293	180,041
Less: Accumulated depreciation	(125,629)	(113,412)
	76,664	66,629

Goodwill	84,761	74,825
Intangible assets, net	52,872	50,038
Deferred income taxes	992	619
Other assets	3,362	2,077
Total assets	$639,671	$552,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55,825	$43,136
Income taxes payable	5,002	2,333
Accrued liabilities	40,454	33,158
Current maturities of long-term debt and capital lease obligations	82	73
Total current liabilities	101,363	78,700

Long-term debt and capital lease obligation, net of current maturities	60,000	70,017
Long-term tax liability	12,316	—
Accrued pension liabilities	1,225	2,929
Other long-term liabilities	7,291	6,969
Deferred income taxes	8,368	6,444
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,577,048 and 11,462,484 outstanding at December 31, 2017 and December 31, 2016, respectively	1,158	1,146
Additional paid-in capital	103,864	99,765
Treasury stock, at cost; 42,600 shares at December 31, 2017 and December 31, 2016	(426)	(426)
Retained earnings	374,678	334,988
Accumulated other comprehensive loss	(30,166)	(47,756)
Total stockholders’ equity	449,108	387,717
Total liabilities and stockholders’ equity	$639,671	$552,776

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Net sales:
Industrial	$522,706	$484,088	$498,761
Agricultural	227,389	205,834	208,257
European	162,285	154,826	172,559
Total net sales	912,380	844,748	879,577
Cost of sales	677,687	639,649	677,129
Gross profit	234,693	205,099	202,448

Selling, general and administrative expenses	145,955	137,479	135,920
Income from operations	88,738	67,620	66,528

Interest expense	(4,839)	(5,914)	(6,724)
Interest income	336	214	189
Other income	(1,868)	269	6,874
Income before income taxes	82,367	62,189	66,867

Provision for income taxes	38,052	22,144	23,658
Net income	$44,315	$40,045	$43,209

Net income per common share:
Basic	$3.84	$3.50	$3.81
Diluted	$3.79	$3.46	$3.76
Average common shares:
Basic	11,549	11,434	11,349
Diluted	11,682	11,565	11,482

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015

Net income	$44,315	$40,045	$43,209
Other comprehensive income (loss):
Foreign currency translation adjustment	16,966	(13,156)	(20,112)
Net gain (loss) on pension and other post-retirement benefits	987	2,369	544
Other comprehensive income (loss) before income tax (benefit) expense	17,953	(10,787)	(19,568)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(363)	(890)	(152)
Other comprehensive income (loss)	$17,590	$(11,677)	$(19,720)
Comprehensive income	$61,905	$28,368	$23,489

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2014	11,264	$1,130	$93,849	$(426)	$259,476	$(16,359)	$337,670
Net income	—	—	—	—	43,209	—	43,209
Translation adjustment	—	—	—	—	—	(20,112)	(20,112)
Net actuarial loss arising during period net of taxes	—	—	—	—	—	392	392
Tax effect of exercised non-qualified stock options	—	—	(142)	—	—	—	(142)
Stock-based compensation	—	—	1,057	—	—	—	1,057
Exercise of stock options	86	9	2,014	—	—	—	2,023
Dividends paid ($0.32 per share)	—	—	—	—	(3,628)	—	(3,628)
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	40,045	—	40,045
Translation adjustment	—	—	—	—	—	(13,156)	(13,156)
Net actuarial gain arising during period net of taxes	—	—	—	—	—	1,479	1,479
Tax effect of exercised non-qualified stock options	—	—	230	—	—	—	230
Stock-based compensation	—	—	1,414	—	—	—	1,414
Exercise of stock options	70	7	1,362	—	—	—	1,369
Repurchased shares	—	—	(19)	—	—	—	(19)
Dividends paid ($0.36 per share)	—	—	—	—	(4,114)	—	(4,114)
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Net income	—	—	—	—	44,315	—	44,315
Translation adjustment	—	—	—	—	—	16,966	16,966
Net actuarial gain arising during period net of taxes	—	—	—	—	—	624	624
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	114	12	2,385	—	—	—	2,397
Repurchased shares	—	—	(166)	—	—	—	(166)
Other	—	—	11	—	(11)	—	—
Dividends paid ($0.40 per share)	—	—	—	—	(4,614)	—	(4,614)
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities
Net income	$44,315	$40,045	$43,209
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	187	482	965
Depreciation - PP&E	11,616	11,267	11,381
Depreciation - Rental	5,531	6,429	7,607
Amortization of intangibles	3,317	3,104	3,113
Amortization of debt issuance	203	213	214
Stock-based compensation expense	1,869	1,414	1,057
Provision for deferred income tax expense	1,328	2,620	2,804
Gain on sale of property, plant and equipment	(341)	(345)	(4,046)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,134)	3,876	(9,657)
Inventories	142	12,340	9,759
Rental equipment	(3,054)	315	(11,699)
Prepaid expenses and other	2,845	(5,634)	(3,521)
Trade accounts payable and accrued liabilities	11,688	(5,382)	(1,708)
Income taxes payable	2,357	2,908	3,700
Long term tax payable	12,478	—	—
Other assets and liabilities, net	(543)	2,132	(760)
Net cash provided by operating activities	70,804	75,784	52,418

Investing Activities
Acquisitions, net of cash acquired	(38,553)	(188)	(3,465)
Purchase of property, plant and equipment	(13,490)	(9,711)	(15,479)
Proceeds from sale of property, plant and equipment	767	1,293	4,246
Purchase of patents	—	(50)	—
Net cash used in investing activities	(51,276)	(8,656)	(14,698)

Financing Activities
Borrowings on bank revolving credit facility	143,000	79,000	79,000
Repayment on bank revolving credit facility	(153,000)	(153,000)	(125,000)
Principal payments on long-term debt and capital leases	(17)	(38)	(449)
Proceeds from issuance of long-term debt	—	48	—
Debt issuance cost	—	(593)	—
Dividends paid	(4,614)	(4,114)	(3,628)
Proceeds from exercise of stock options	2,397	1,369	2,023
Common stock repurchased	(166)	(19)	—
Net cash used in financing activities	(12,400)	(77,347)	(48,054)

Effect of exchange rate changes on cash	1,452	90	(2,277)
Net change in cash and cash equivalents	8,580	(10,129)	(12,611)
Cash and cash equivalents at beginning of the year	16,793	26,922	39,533
Cash and cash equivalents at end of the year	$25,373	$16,793	$26,922
Cash paid during the year for:
Interest	$5,217	$5,796	$6,936
Income taxes	$23,175	$16,637	$18,709
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

The Company manages its business through three principal reporting segments: Industrial, Agricultural and European, which are discussed in Note 16.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2017 and December 31, 2016, there was no restricted cash.
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

Goodwill

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-04 - Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 was early adopted by the Company for the year beginning January 1, 2017 and did not have a material impact on the Company's consolidated financial statements.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. The Company performs its annual test for goodwill impairment related to its reporting units on October 1 of each fiscal year. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

We perform a qualitative assessment for all of our reporting units to determine whether it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. Alternatively, we may also bypass the qualitative assessment and go ahead and perform step 1 to determine if the carrying amount exceeds the reporting unit’s fair value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use.

See Note 7 to the Consolidated Financial Statements for more information regarding goodwill.

 Intangible Assets

The Company has intangible assets with both definite and indefinite useful lives. The definite-lived assets are trade names and trademarks, customer and dealer relationships, and patents and drawings that are subject to amortization with useful lives ranging from 3 years to 25 years. Impairment of definite-lived assets is discussed as part of the Impairment of Long-Lived Assets paragraph above.

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

See Note 8 to the Consolidated Financial Statements for more information regarding intangible assets.

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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $9,413,000 and $10,430,000 on December 31, 2017 and December 31, 2016, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2017, 2016, and 2015 was approximately $9,566,000, $7,742,000 and $7,670,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $9,849,000, $8,847,000, and $8,590,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Commitments and Contingencies

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

We previously considered substantially all of the earnings in our foreign subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations as a result of TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign subsidiaries. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. GAAP requires recognition of a deferred tax liability in the reporting period in which its intent to no longer permanently reinvest its historical undistributed foreign earnings is made. There will generally be no U.S. federal taxes imposed on such future distributions of foreign earnings and, due to treaties between the various countries, we do not expect the cash transfer will be subject to foreign withholding or other local taxes.

Stock-Based Compensation

The Company has granted options to purchase its common stock to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event that the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Excess tax benefits or awards that are recognized in equity related to stock option exercises are reflected as cash flows from financing activities in the statement of cash flows.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2017, 2016, and 2015:

	December 31,
	2017	2016	2015

Risk-free interest rate	2.23%	1.54%	2.00%
Dividend yield	0.5%	0.6%	0.6%
Volatility factors	37.6%	48.5%	48.8%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

2. BUSINESS COMBINATIONS

Santa Izabel Agro Industria Ltda.

On June 6, 2017, the Company completed the acquisition of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. The primary reason for the Santa Izabel acquisition was to broaden the Company's presence in the manufacturing and distribution of agricultural machinery in Brazil. The acquisition price was approximately $10 million. Revenues and earnings subsequent to the acquisition are immaterial during 2017.

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

In the period between the closing date and December 31, 2017, ODB has generated approximately $14.0 million of net sales and $.9 million of net income.

R.P.M. Tech Inc.

On August 8, 2017, the Company completed the acquisition of R.P.M. Tech Inc. ("R.P.M."). R.P.M. manufactures and sells heavy duty snow removal equipment. The primary reason for the R.P.M acquisition was to strengthen the Company's offering in industrial snowblowers. The acquisition price was approximately $13 million. Revenues and earnings subsequent to the acquisition are immaterial during 2017.

Consolidated Acquisitions

The Company has included the operating results of ODB, Santa Izabel, and R.P.M. in its consolidated financial statements since its acquisition. Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. These acquisitions are being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes, based on their estimated fair values as of the completion of the acquisitions. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The following are the estimated fair value of the assets acquired and liabilities for all three acquisitions assumed as of the Acquisition date (in thousands):

Cash	$2,547
Accounts receivable	7,111
Inventory	15,471
Prepaid expenses	134
Property, plant & equipment	5,902
Intangible assets	5,875
Other assets	1,053
Other liabilities assumed	(4,735)

Net assets assumed	$33,358

Goodwill	7,741
Acquisition Price	$41,099

3. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2017	2016	2015

Net income	$44,315	$40,045	$43,209

Average common shares:
Basic (weighted-average outstanding shares)	11,549	11,434	11,349
Dilutive potential common shares from stock options	133	131	133
Diluted (weighted-average outstanding shares)	11,682	11,565	11,482

Basic earnings per share	$3.84	$3.50	$3.81

Diluted earnings per share	$3.79	$3.46	$3.76

Stock options totaling 1,565 shares in 2017, 21,491 shares in 2016, and 61,690 shares in 2015 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

4. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2017
Reserve for sales discounts	$13,488	$82,724	$166	$(80,726)	$15,652
Reserve for inventory obsolescence	7,262	3,007	886	(4,223)	6,932
Reserve for warranty	5,262	7,224	567	(7,718)	5,335
2016
Reserve for sales discounts	$15,094	$77,126	$(109)	$(78,623)	$13,488
Reserve for inventory obsolescence	9,675	2,041	295	(4,749)	7,262
Reserve for warranty	5,566	7,867	(49)	(8,122)	5,262
2015
Reserve for sales discounts	$15,999	$78,304	$(145)	$(79,064)	$15,094
Reserve for inventory obsolescence	7,601	5,209	(454)	(2,681)	9,675
Reserve for warranty	5,913	7,732	(325)	(7,754)	5,566

Sales Discounts

On December 31, 2017, the Company had $15,652,000 in reserves for sales discounts compared to $13,488,000 on December 31, 2016 on product shipped to our customers under various promotional programs. The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time.

The Company bases its reserves on historical data relating to discounts taken by the customer under each program. Historically, between 85% and 95% of the Company’s customers who qualify for each program actually take the discount that is available.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $6,932,000 on December 31, 2017 and $7,262,000 on December 31, 2016 to cover obsolete and slow moving inventory. The decrease in the reserve was primarily attributable to reductions of obsolete inventory in the Company's Industrial Division. The obsolete and slow moving inventory policy states that the reserve is to be calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100 percent; and 2) slow moving inventory with little usage requires a 100 percent reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve policy until a three-year history has been established.

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

The current liability warranty reserve balance was $5,335,000 on December 31, 2017 and $5,262,000 on December 31, 2016 and is included in Note 9.

5. INVENTORIES

      Inventories valued at LIFO represented 62% and 49% of total inventory for the years ended December 31, 2017 and 2016, respectively. The excess of current costs (market value) over LIFO-valued inventories was $7,919,000 and $8,123,000 on December 31, 2017 and December 31, 2016, respectively. Inventories consisted of the following on a cost basis, net of reserves for obsolescence and LIFO:

	December 31,
(in thousands)	2017	2016
Finished goods and parts	$133,161	$116,667
Work in process	10,243	9,431
Raw materials	12,164	9,662
Inventory, net	$155,568	$135,760

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2017	2016	Useful Lives
Land	$9,920	$9,063
Buildings and improvements	82,412	75,610	5-20 yrs.
Machinery and equipment	83,445	71,028	3-10 yrs.
Office furniture and equipment	8,153	7,165	3-7 yrs.
Computer software	12,500	11,889	3-7 yrs.
Transportation equipment	5,863	5,286	3 yrs.
Property, plant and equipment, at cost	202,293	180,041
Accumulated depreciation	(125,629)	(113,412)
Property, plant and equipment, net	$76,664	$66,629

7. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2015, 2016, and 2017 are as follows:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2014	$57,320	$695	$17,676	$75,691
Translation adjustment	(1,027)	(710)	(1,444)	(3,181)
Goodwill acquired	—	2,999	—	2,999
Balance at December 31, 2015	$56,293	$2,984	$16,232	$75,509
Translation adjustment	154	505	(1,343)	(684)
Balance at December 31, 2016	$56,447	$3,489	$14,889	$74,825
Translation adjustment	389	(27)	1,833	2,195
Goodwill acquired	4,846	2,895	—	7,741
Balance at December 31, 2017	$61,682	$6,357	$16,722	$84,761

8. DEFINITE- AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite- and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2017	December 31, 2016
Definite:
Trade names and trademarks	25 years	$25,574	$21,914
Customer and dealer relationships	10-14 years	31,356	28,822
Patents and drawings	3-12 years	1,982	1,954
Total at cost		58,912	52,690
Less accumulated amortization		(11,540)	(8,152)
Total net		47,372	44,538
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$52,872	$50,038

The Company's net carrying value at December 31, 2017 of intangible assets with definite useful lives consists of trade names and trademarks at $22,331,000, customer and dealer relationships at $23,657,000, and patents and drawings at $1,384,000. As of December 31, 2017, the related accumulated amortization balance for the definite- lived assets were $3,243,000 for trade names and trademarks, $7,699,000 for customer and dealer relationships, and $598,000 for patents and drawings. The Company estimates amortization expense to be $3,500,000 for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2017	2016
Salaries, wages and bonuses	$27,073	$19,368
Warranty	5,335	5,262
State taxes	905	2,284
Other	7,141	6,244
Accrued Liabilities	$40,454	$33,158

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2017 and 2016, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Other than the investments held by the retirement benefit plans, as described in Note 15 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

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

11. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2017	2016
Bank revolving credit facility	$60,000	$70,000
Capital lease obligations	—	—
Other notes payable	82	90
Total debt	60,082	70,090
Less current maturities	82	73
Total long-term debt	$60,000	$70,017

Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin, and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio, and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2017, $60,000,000 was outstanding under the Agreement. On December 31, 2017, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $188,345,000 in available borrowings.

The aggregate maturities of long-term debt, as of December 31, 2017, are as follows: $82,000 in 2018; zero in 2019 and 2020; $60,000,000 in 2021; and zero thereafter.

The carrying value of our debt approximates the fair value as of December 31, 2017 and 2016, as our borrowings bear interest based upon short-term floating market interest rates. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

12. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA”) that institutes fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code"). TCJA includes changes to the taxation of foreign earnings by implementing a dividend exemption system, an expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. TCJA also includes a permanent reduction in the U.S. corporate tax rate to 21%, repeal of the corporate alternative minimum tax, certain expensing of capital investment, and a limitation of the deductions for interest expense and executive compensation. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign subsidiaries. Although TCJA is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

Due to the significant and complete changes to the Code from the TCJA, the SEC issued staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," (SAB 118). SAB 118 provides measurement period for up to one year for adjustments to be made to account for the effects of the TCJA. The Company reflected the income tax effects of those aspects of TCJA for which the accounting is complete. To the extent that the Company’s accounting for certain income tax effects of TCJA is incomplete but the Company is able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. For those items where a reasonable estimate could not be made, a provisional amount was not recorded and the Company continued to apply the provisions of the tax laws that were in effect immediately before the enactment of TCJA.

The primary impacts of TCJA relate to the re-measurement of deferred tax assets and liabilities resulting from the change in the U.S. corporate tax rate and the one-time mandatory transition tax. For the year ended December 31, 2017, we recorded a tax benefit of approximately $3,334,000 due to the decrease in the U.S. corporate tax rate from 35% to 21% and a tax charge of $13,104,000 for the one-time transition tax on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries.

In accordance with TCJA, we will elect to pay the tax liability over a period of eight years, with the first installment of $1,048,000 due in 2018; the remainder of the balance is recorded in Long-term tax liabilities. The transition tax is a provisional amount because certain information related to the computation of earnings and profits is not readily available and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. We will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of TCJA.

In addition to the changes described above, TCJA imposes a U.S. tax on Global Intangible Low Taxed Income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by Financial Accounting Standards Board ("FASB"), we are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on temporary differences that are expected to generate GILTI income when they reverse in future years.

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2017	2016	2015
Income before income taxes:
Domestic	$61,329	$44,446	$52,313
Foreign	21,038	17,743	14,554
	$82,367	$62,189	$66,867

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2017	2016	2015
Current:
Domestic	$26,713	$11,958	$13,293
Foreign	6,222	5,491	4,614
State	3,789	2,075	2,947
	36,724	19,524	20,854
Deferred:
Domestic	1,711	1,580	3,481
Foreign	(155)	934	(718)
State	(228)	106	41
	1,328	2,620	2,804
Total income taxes	$38,052	$22,144	$23,658

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 35% to income before income taxes consists of the following:

	December 31,
(in thousands)	2017	2016	2015
Domestic statutory rate at 35%	$28,828	$21,766	$23,403
Increase (reduction) from:
Jurisdictional rate differences	(1,863)	(1,936)	(2,192)
Valuation allowance	308	1,731	797
Stock based compensation	(778)	275	257
U.S. state taxes	2,463	1,295	1,942
Domestic production deduction	(1,039)	(618)	(518)
R&D credit	(500)	(329)	(475)
Other, net	397	(40)	444
Provision for income taxes before tax reform	$27,816	$22,144	$23,658
Effective tax rate	34%	36%	35%

Tax Reform:
Rate change of deferreds	(3,334)	—	—
Mandatory deemed repatriation expense	13,104	—	—
Other	466	—	—
Impact of tax reform	$10,236	$—	$—

Provision for income tax	$38,052	$22,144	$23,658
Effective tax rate	46%	36%	35%

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2017	2016
Deferred income tax assets:
Inventory basis difference	$571	$1,568
Accounts receivable reserve	310	231
Rental equipment and Property, plant and equipment	4	—
Stock based compensation	549	937
Pension liability	2,859	3,947
Employee benefit accrual	2,193	1,481
Product liability and warranty reserves	1,211	1,600
Expenses not currently deductible for tax purposes	—	28
Foreign net operating loss	4,266	3,513
State net operating loss	286	102
Foreign tax credit	4,106	—
Other	216	94

Total deferred income tax assets	$16,571	$13,501
Less: Valuation allowance	(8,519)	(3,382)

Net deferred income tax assets	$8,052	$10,119

Deferred income tax liabilities:
Inventory basis differences	$—	$(16)
Rental equipment and Property, plant and equipment	(7,477)	(5,289)
Intangible assets	(7,064)	(10,046)
Expenses not currently deductible for tax purposes	(887)	(593)

Total deferred income tax liabilities	$(15,428)	$(15,944)

Net deferred income taxes	$(7,376)	$(5,825)

As of December 31, 2017, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are in the approximate amount of $10,680,000 with an unlimited carry-forward period, and $3,759,000 with a carry-forward expiring in 2035. The Company also has U.S. state net operating loss carry-forwards in the amount of $4,602,000 which will expire between 2018 and 2029.

We have recorded a valuation allowance as of December 31, 2017 and 2016 due to uncertainties related to our ability to utilize some of the deferred income tax assets, primarily consisting of international operating losses and foreign tax credits generated by the transition tax, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2017 is primarily dependent upon the ability to generate future taxable income in certain U.S. states and international jurisdictions. The Company released a valuation allowance of $147,000 in Canada related to restructuring.

Unrecognized tax benefits in the amount of $234,000 and $235,000 for 2017 and 2016, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

	December 31,
	2017	2016
Balance as of beginning of year	$235,000	$301,000
Additions for tax positions related to the current year	62,000	51,000
Additions for tax positions related to prior years	—	—
Reduction due to lapse of statute of limitations	(63,000)	(117,000)
Balance as of end of year	$234,000	$235,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2017, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2013 through 2017. The Company’s open tax years for its foreign income tax returns are for the tax years ended 2011 through 2017. The Company is currently under audit for tax years 2014 and 2015 for the State of New York and for tax year 2011 and 2016 for certain subsidiaries in Canada.

The Company previously considered substantially all of the earnings in our foreign subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign affiliates. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. There will generally be no U.S. corporate taxes imposed on such future distributions of foreign earnings or foreign withholding and other local taxes. For the amounts we continue to assert permanent reinvestment, if the amounts were distributed, the company would be subject to approximately $2,540,000 in withholding taxes.

13. COMMON STOCK

On January 2, 2018, the Board of Directors of the Company declared a quarterly dividend of $.11 per share which was paid on January 29, 2018 to holders of record as of January 16, 2018.

14. STOCK OPTIONS

Incentive Stock Option Plan

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

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2017		2016		2015
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	220,820	$37.39	254,195	$34.64	301,800	$30.73
Granted	10,750	83.99	21,000	54.87	29,500	53.95
Exercised	(54,945)	24.83	(43,775)	26.59	(75,355)	26.11
Canceled	(3,750)	54.57	(10,600)	50.68	(1,750)	53.61
Options outstanding at end of year	172,875	43.91	220,820	37.39	254,195	34.64
Options exercisable at end of year	111,875	$36.44	136,220	$29.66	143,345	$25.69
Options available for grant at end of year	344,950		353,450		370,750
*Weighted Averages

 Options outstanding and exercisable at December 31, 2017 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.55	12,575	0.79	$17.78	12,575	$17.78
$24.69 - $42.70	80,650	4.38	$34.57	73,850	$33.82
$49.44 - $83.99	79,650	7.50	$57.48	25,450	$53.27
Total	172,875			111,875
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2017, 2016, and 2015 were $36.00, $27.48 and $27.63, respectively. Stock option expense was $597,000, $787,000 and $735,000 for years ending 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $998,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Equity Incentive Plan

Under the Company's 2009 Equity Incentive Plan the Company reserved 400,000 shares of common stock for options to purchase shares of common stock may be granted to non-employee directors. Options become vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

	2017	2016	2015
Options available for grant at end of year	176,294	207,608	232,522

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2017		2016		2015
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	112,400	$34.48	127,300	$32.05	132,100	$31.30
Granted	—	—	—	—	—	—
Exercised	(45,400)	22.73	(14,900)	13.73	(4,800)	11.45
Canceled	—	—	—	—	—	—
Options outstanding at end of year	67,000	42.43	112,400	34.48	127,300	32.05
Options exercisable at end of year	50,400	$39.86	85,000	$29.61	83,100	$24.54
*Weighted Averages

Options outstanding and exercisable as of December 31, 2017 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $22.55	8,000	1.36	$11.45	8,000	$11.45
$24.69 - $42.70	30,000	5.02	39.99	25,000	39.45
$49.44 - $83.99	29,000	6.37	$53.51	17,400	$53.51
Total	67,000			50,400
*Weighted Averages

There were no options granted in 2015, 2016 or 2017. Stock option expense was $22,000, $27,000 and $35,000 for years ending 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $30,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2017, 2016, and 2015, 45,400, 14,900, and 4,800 non-qualified options were exercised, respectively, $1,032,000, $205,000, and $55,000 of cash receipts were received, respectively, and tax deductions of zero, $657,000, and $187,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Awards

Following is a summary of activity in the Restricted Stock Awards for the periods indicated:

	2017		2016		2015
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	45,621	$54.58	32,616	$53.31	12,043	$44.10
Granted	33,620	84.34	27,440	55.17	26,004	54.14
Exercised	(16,189)	56.03	(11,909)	52.67	(5,431)	36.85
Canceled	—	—	(2,526)	53.57	—	—
Options outstanding at end of year	63,052	70.08	45,621	54.58	32,616	53.31
*Weighted Averages

Restricted stock awards vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2017, 2016, and 2015 was 2.69, 2.89 and 3.11, respectively. Stock option expense was $1,250,000, $600,000 and $287,000 for years ending 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $3,544,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

15. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 250 former employees and 70 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

	Year Ended December 31, 2017
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$—	$20,787	$20,787
Service cost	—	4	4
Interest cost	—	831	831
Liability actuarial (gain) loss	—	866	866
Benefits paid	—	(936)	(936)
Benefit obligation at end of year	—	21,552	21,552
Change in fair value of plan assets
Fair value of plan assets at beginning of year	—	17,858	17,858
Return on plan assets	—	2,505	2,505
Employer contributions	—	900	900
Benefits paid	—	(936)	(936)
Fair value of plan assets at end of year	—	20,327	20,327
Underfunded status - December 31, 2017	$—	$(1,225)	$(1,225)

	Year Ended December 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,649	$20,561	$30,210
Service cost	8	4	12
Interest cost	401	886	1,287
Liability actuarial (gain)	(148)	204	56
Benefits paid	(575)	(868)	(1,443)
Settlements	(9,335)	—	(9,335)
Benefit obligation at end of year	—	20,787	20,787
Change in fair value of plan assets
Fair value of plan assets at beginning of year	9,019	16,692	25,711
Return on plan assets	119	1,284	1,403
Employer contributions	772	750	1,522
Benefits paid	(575)	(868)	(1,443)
Settlements	(9,335)	—	(9,335)
Fair value of plan assets at end of year	—	17,858	17,858
Underfunded status - December 31, 2016	$—	$(2,929)	$(2,929)

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

The underfunded status of the plans of $1,225,000 and $2,929,000 as of December 31, 2017 and 2016, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2017	2016	2017	2016
Discount rate	N/A	N/A	3.60%	4.10%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2017	2016	2017	2016
Discount rate	N/A	4.30%	4.10%	4.40%
Long-term rate of return on plan assets	N/A	7.25%	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A	N/A	N/A

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

The following tables present the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

	Year Ended December 31, 2017
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$—	$4	$4
Interest cost	—	831	831
Expected return on plan assets	—	(1,275)	(1,275)
Amortization of net loss	—	433	433
Net periodic benefit cost	$—	$(7)	$(7)

	Year Ended December 31, 2016
(in thousands)	Hourly Employees’ Pension Plan	Employees’ Retirement Plan	Total
Service cost	$8	$4	$12
Interest cost	401	886	1,287
Expected return on plan assets	(648)	(1,196)	(1,844)
Amortization of net loss	284	440	724
Recognition of Settlement	2,889	—	2,889
Net periodic benefit cost	$2,934	$134	$3,068

 The Company estimates that $346,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs during 2018.

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

The pension plans' weighted-average asset allocations as a percentage of plan assets at December 31 are as follows:

	Hourly Employees’ Pension Plan		Employees’ Retirement Plan
	2017	2016	2017	2016
Equity securities	—%	—%	55%	54%
Debt securities	—%	—%	38%	38%
Short-term investments	—%	—%	2%	3%
Other	—%	—%	5%	5%
Total	—%	—%	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,321	$1,321	$—	$—
Large Cap	2,930	2,930	—	—
International	2,300	2,300	—	—

Common/Collective Trusts:
Liability Driven Solution	2,845	—	2,845	—
Wells Fargo BlackRock International Equity	859	—	859	—
Wells Fargo Core Bond	1,416	—	1,416	—
Wells Fargo/Causeway	861	—	861	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,146	—	1,146	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,146	—	1,146	—
Wells Fargo Multi-Manager Small Cap	1,387	—	1,387	—
Wells Fargo Russell 2000 Index Fund	636	—	636	—
Wells Fargo S&P Mid Cap Index Fund	715	—	715	—
Wells Fargo/MFS Value CIT F	578	—	578	—
Wells Fargo/T. Rowe Price I Large-Cap Growth Managed CIT	577	—	577	—
Wells Fargo/T. Rowe Price Equity Income	577	—	577	—
Wells Fargo Voya Large Cap Growth CIT F	577	—	577	—

Cash & Short-term Investments	456	456	—	—
Total	$20,327	$7,007	$13,320	$—

(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$680	$680	$—	$—
Large Cap	3,553	3,553	—	—
International	2,010	2,010	—	—

Common/Collective Trusts:
Liability Driven Solution	2,522	—	2,522	—
Wells Fargo BlackRock International Equity	727	—	727	—
Wells Fargo Core Bond	1,254	—	1,254	—
Wells Fargo/Causeway	741	—	741	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,009	—	1,009	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,006	—	1,006	—
Wells Fargo Multi-Manager Small Cap	1,189	—	1,189	—
Wells Fargo Russell 2000 Index Fund	560	—	560	—
Wells Fargo S&P Mid Cap Index Fund	630	—	630	—
Wells Fargo/MFS Value CIT F	501	—	501	—
Wells Fargo/T. Rowe Price I Large-Cap Growth Managed CIT	505	—	505	—
T. Rowe Price Equity Income	504	—	504	—

Cash & Short-term Investments	467	467	—	—
Total	$17,858	$6,710	$11,148	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2017 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2017. The following table illustrates the estimated pension benefit payments that are projected to be paid:

(in thousands)	Employees’ Retirement Plan
2018	$1,125
2019	1,146
2020	1,160
2021	1,220
2022	1,253
Years 2023 through 2027	6,348

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

The SERP is intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company.  Accordingly, the SERP obligates the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto.  A participant’s right to his or her Retirement Benefit becomes vested in the Company’s contributions upon 10 years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three-year average salary of each participant on or after his or her normal retirement age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested retirement benefit will be paid in a lump sum to the participant or his or her estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable.  In the event that the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2017, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2017 and 2016, is shown below:

	Year Ended December 31,
(in thousands)	2017	2016
Benefit obligation at January 1,	$5,387	$3,962
Service cost	198	176
Interest cost	204	175
Liability actuarial loss (gain)	247	183
Benefits paid	(91)	(67)
Plan amendments	—	958
Benefit obligation at December 31,	$5,945	$5,387

The components of net periodic pension expense were as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Service cost	$198	$176
Interest cost	204	175
Amortization of prior service cost	406	364
Net periodic benefit cost	$808	$715

The Company estimates that $501,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2018.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount rate	3.45%	3.85%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2017	2016
Discount rate	3.85%	4.05%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows in thousands:

2018	$291
2019	294
2020	315
2021	317
2022	366
Years 2023 through 2027	2,355

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $408,000 and $435,000 to the IAM Plan for the plan years ended December 31, 2017 and 2016, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2017, 2016 and 2015 were $1,942,000, $1,900,000, and $1,871,000, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $716,000, $735,000, and $864,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

16. SEGMENT REPORTING

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues and income from operations by reporting segment for the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Net Revenue
Industrial	$522,706	$484,088	$498,761
Agricultural	227,389	205,834	208,257
European	162,285	154,826	172,559
Consolidated	$912,380	$844,748	$879,577
Income from Operations
Industrial	$51,914	$35,984	$42,194
Agricultural	24,059	20,720	17,295
European	12,765	10,916	7,039
Consolidated	$88,738	$67,620	$66,528
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Goodwill
Industrial	$61,682	$56,447
Agricultural	6,357	3,489
European	16,722	14,889
Consolidated	$84,761	$74,825

Total Identifiable Assets
Industrial	$369,271	$339,064
Agricultural	141,023	111,120
European	129,377	102,592
Consolidated	$639,671	$552,776

17. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include Europe, Canada and Australia:

	December 31,
(in thousands)	2017	2016	2015
Net sales	$254,144	$232,291	$243,108
Income from operations	23,110	18,544	9,682
Income before income taxes	22,476	18,720	15,840
Identifiable assets	227,758	167,990	194,839

 Following is other selected geographic financial information on the Company’s operations:

	December 31,
(in thousands)	2017	2016	2015
Geographic net sales:
United States	$663,600	$615,028	$635,923
United Kingdom	44,416	45,184	59,621
France	86,443	79,070	80,762
Canada	52,332	48,357	44,388
Australia	12,778	13,580	13,801
Other	52,811	43,529	45,082
Total net sales	$912,380	$844,748	$879,577
Geographic location of long-lived assets:
United States	$171,048	$166,707	$174,811
United Kingdom	18,948	16,254	20,338
France	19,324	16,772	18,755
Canada	24,302	19,435	21,466
Australia	917	1,401	1,189
Brazil	11,558	3,621	2,742
Total long-lived assets	$246,097	$224,190	$239,301

Net sales are attributed to countries based on the location of customers.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. In 2016, all previously disclosed capital leases ended. The Company did not enter into any new capital leases. As of December 31, 2017, future minimum lease payments under these non-cancelable leases are:

(in thousands)	Operating Leases
2018	$3,899
2019	2,787
2020	1,502
2021	724
2022	177
Thereafter	55
Total minimum lease payments	$9,144

Rental expense for operating leases was $4,788,000 for 2017, $4,060,000 for 2016, and $4,295,000 for 2015.

Other Commitments

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

The Company knows that its Indianola, Iowa property is contaminated with chromium which most likely resulted from chrome plating operations which were discontinued before the Company purchased the property. Chlorinated volatile organic compounds have also been detected in water samples on the property, though the source is unknown at this time. The Company voluntarily worked with an environmental consultant and the state of Iowa with respect to these issues and believes it completed its remediation program in June 2006. The work was accomplished within the Company’s environmental liability reserve balance. We requested a “no further action” classification from the state. In January 2009, we received a "no further action" letter from the Iowa Department of Natural Resources, according to which the Iowa property will be subject to certain ongoing environmental covenants that create restrictions regarding the use and future development of the property.

19. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2017 and 2016 are presented below. Seasonal influences affect the Company’s sales and profits, with heavier business occurring in May through August.
(in thousands, except per share amounts)

	2017				2016
	First	Second	Third	Fourth(1)	First	Second	Third	Fourth
Sales	$215,389	$213,276	$240,455	$243,260	$210,971	$211,489	$216,766	$205,522
Gross profit	54,164	54,679	64,939	60,911	50,277	52,178	54,711	47,933
Net income	12,167	12,316	16,592	3,240	8,659	10,562	13,236	7,588
Earnings per share
Diluted	$1.05	$1.05	$1.42	$0.27	$0.75	$0.92	$1.14	$0.65
Average shares
Diluted	11,620	11,671	11,708	11,727	11,507	11,550	11,595	11,608
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.09	$0.09
Market price of common stock
High	$79.50	$92.67	$107.69	$119.50	$61.82	$66.01	$68.04	$78.91
Low	$71.20	$71.72	$86.80	$104.87	$48.26	$52.82	$61.49	$59.55
(1) The Net income for the fourth quarter of 2017 includes a one-time charge of $10.1 million relating to the U.S. tax reform act.

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.