Form 10-Q
period 2018-03-31
ALAMO GROUP INC
filed 2018-05-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)	EMERGING GROWTH COMPANY ☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13a OF THE EXCHANGE ACT. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES ☐ NO ☒

AT APRIL 27, 2018, 11,654,225 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2018 and December 31, 2017

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2018 and March 31, 2017

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2018 and March 31, 2017

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Three Months Ended March 31, 2018

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2018 and March 31, 2017

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$75,850	$25,373
Accounts receivable, net	234,747	205,767
Inventories, net	168,211	155,568
Prepaid expenses	7,810	5,336
Income tax receivable	1,306	483
Total current assets	487,924	392,527

Rental equipment, net	32,751	28,493

Property, plant and equipment	210,681	202,293
Less: Accumulated depreciation	(129,196)	(125,629)
	81,485	76,664

Goodwill	85,033	84,761
Intangible assets, net	51,888	52,872
Deferred income taxes	2,497	992
Other assets	4,316	3,362

Total assets	$745,894	$639,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$61,830	$55,825
Income taxes payable	5,537	5,002
Accrued liabilities	33,304	40,454
Current maturities of long-term debt and capital lease obligations	275	82
Total current liabilities	100,946	101,363

Long-term debt and capital lease obligations, net of current maturities	147,000	60,000
Long-term tax liability	12,316	12,316
Deferred pension liability	1,052	1,225
Other long-term liabilities	7,391	7,291
Deferred income taxes	10,807	8,368

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,585,973 and 11,577,048 outstanding at March 31, 2018 and December 31, 2017, respectively	1,158	1,158
Additional paid-in-capital	104,588	103,864
Treasury stock, at cost; 42,600 shares at March 31, 2018 and December 31, 2017	(426)	(426)
Retained earnings	387,985	374,678
Accumulated other comprehensive loss	(26,923)	(30,166)
Total stockholders’ equity	466,382	449,108

Total liabilities and stockholders’ equity	$745,894	$639,671

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017

Net sales:
Industrial	$132,167	$125,816
Agricultural	58,647	51,777
European	47,273	37,796
Total net sales	238,087	215,389
Cost of sales	177,830	161,225
Gross profit	60,257	54,164

Selling, general and administrative expenses	38,896	33,913
Income from operations	21,361	20,251

Interest expense	(1,337)	(1,327)
Interest income	100	76
Other income (expense)	(134)	(358)
Income before income taxes	19,990	18,642
Provision for income taxes	5,407	6,475
Net Income	$14,583	$12,167

Net income per common share:
Basic	$1.26	$1.06
Diluted	$1.24	$1.05
Average common shares:
Basic	11,606	11,472
Diluted	11,739	11,620

Dividends declared	$0.11	$0.10

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Income	$14,583	$12,167
Other comprehensive income:
Foreign currency translation adjustments	3,117	3,046
Net gain on pension and other postretirement benefits	195	236
Other comprehensive income before income tax expense	3,312	3,282
Income tax expense related to items of other comprehensive loss	(69)	(98)
Other comprehensive income	3,243	3,184
Comprehensive Income	$17,826	$15,351

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	14,583	—	14,583
Translation adjustment	—	—	—	—	—	3,117	3,117
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	126	126
Stock-based compensation	—	—	458	—	—	—	458
Exercise of stock options	9	—	266	—	—	—	266
Dividends paid ($0.11 per share)	—	—	—	—	(1,276)	—	(1,276)
Balance at March 31, 2018	11,543	$1,158	$104,588	$(426)	$387,985	$(26,923)	$466,382

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating Activities
Net income	$14,583	$12,167
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(94)	(7)
Depreciation - Property, plant and equipment	3,135	2,777
Depreciation - Rental equipment	1,405	1,407
Amortization of intangibles	881	777
Amortization of debt issuance costs	55	55
Stock-based compensation expense	458	328
Deferred income tax expense (benefit)	930	(41)
Gain on sale of property, plant and equipment	(17)	(67)
Changes in operating assets and liabilities:
Accounts receivable	(27,998)	(25,048)
Inventories	(12,291)	(4,696)
Rental equipment	(5,663)	1,516
Prepaid expenses and other assets	(1,765)	358
Trade accounts payable and accrued liabilities	(1,483)	4,776
Income taxes payable	(386)	4,323
Other assets and long-term liabilities	104	(68)
Net cash used in operating activities	(28,146)	(1,443)

Investing Activities
Purchase of property, plant and equipment	(7,645)	(2,257)
Proceeds from sale of property, plant and equipment	97	74
Net cash used in investing activities	(7,548)	(2,183)

Financing Activities
Borrowings on bank revolving credit facility	90,000	66,000
Repayments on bank revolving credit facility	(3,000)	(9,000)
Proceeds from issuance of debt	—	460
Dividends paid	(1,276)	(1,146)
Proceeds from sale of common stock	266	606
Net cash provided by financing activities	85,990	56,920

Effect of exchange rate changes on cash and cash equivalents	181	575
Net change in cash and cash equivalents	50,477	53,869
Cash and cash equivalents at beginning of the period	25,373	16,793
Cash and cash equivalents at end of the period	$75,850	$70,662

Cash paid during the period for:
Interest	$1,123	$1,485
Income taxes	5,066	2,366
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2018

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K").

Reclassifications

Certain amounts reported for the three months ended March 31, 2017 have been reclassified in order to conform to the 2018 presentation.

Accounting Pronouncements Adopted on January 1, 2018

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605. “Revenue Recognition,” and most industry-specific guidance. Effective January 1, 2018 the Company adopted the provisions of Topic 606 using the modified retrospective method of adoption. There was no impact to our financial position or results of operations as of and for the three months ended March 31, 2018 as a result of adopting Topic 606. Therefore, there was no cumulative-effect adjustment to retained earnings as of January 1, 2018 for the impact of the adoption of Topic 606. See “Revenue Recognition” below for our accounting policy affected by our adoption of Topic 606.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715),” which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost (non-service cost components) to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is to be applied retrospectively for income statement items and prospectively for any capitalized benefit costs. The adoption of this ASU effective January 1, 2018 did not affect our financial position or results of operations. Accordingly, for the three months ended March 31, 2018 and 2017, we reclassified the non-service cost components out of selling, general and administrative expenses of $62,000 and $150,000, respectively, and into other income (expense), net.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period in which the Tax Reform was enacted. We are currently evaluating the effects of Tax Reform, and in the absence of clarifying guidance in the application of certain provisions of Tax Reform, we used reasonable estimates to determine our provisional tax amounts and are awaiting guidance for those items for which a reasonable estimate cannot be made.

Accounting Pronouncements Not Yet Adopted

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized.

2. Accounting Policies

Revenue Recognition

The following policy resulted from our adoption of the provisions of ASC Topic 606, “Revenue from Contracts with Customers,” effective January 1, 2018, as described above in “Accounting Pronouncements Adopted on January 1, 2018.”

The majority of the Company's revenue is recognized from product sales under contracts with customers. The Company presents three reportable operating segments within its financial statements; Industrial, Agricultural and European. Contract terms and performance obligations within each contractual agreement are generally consistent for all three divisions with small differences that do not have a significant impact on the revenue recognition considerations under Topic 606. Revenues are recognized when we satisfy our performance obligation to transfer product to our customers, which typically occurs at a point in time upon shipment or delivery of the product, and for an amount that reflects the transaction price that is allocated to the performance obligation. Our contracts with customers state the final terms of sale, including the description, quantity and price for goods sold. In the normal course of business, we generally do not accept product returns.

The transaction price is the consideration that we expect to be entitled to in exchange for our products. Some of our contracts contain variable consideration in the form of sales incentives to our customers, such as discounts and rebates. For contracts that include variable consideration, we estimate the factors that determine the variable consideration in order to establish the transaction price.

We have elected that any taxes collected from customers and remitted to government authorities (i.e. sales tax, use tax, etc.) are excluded from the measurement of the transaction price and therefore are excluded from net sales in the consolidated statements of operations.

There are instances where we provide shipping services in relation to the goods sold to our customers. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in cost of goods sold. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e. an expense) rather than as a promised service.

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

Old Dominion Brush Company

On June 26, 2017, the Company completed the acquisition of Old Dominion Brush Company, Inc. ("Old Dominion"). Old Dominion manufactures and sells replacement brooms for street sweepers and leaf vacuum equipment. The acquisition price was approximately $18 million. The primary reason for the Old Dominion acquisition was to increase the Company's presence in the sweeper market and broaden our product offerings.

R.P.M. Tech Inc.

On August 8, 2017, the Company completed the acquisition of R.P.M. Tech Inc. ("R.P.M."). R.P.M. manufactures and sells heavy duty snow removal equipment. The primary reason for the R.P.M acquisition was to strengthen the Company's offering in industrial snowblowers. The acquisition price was approximately $13 million.

Consolidated Acquisitions

The Company has included the operating results of Old Dominion, Santa Izabel, and R.P.M. in its consolidated financial statements since their acquisitions. Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. These acquisitions are being accounted for in accordance with ASC Topic 805. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes, based on their estimated fair values as of the completion of the acquisitions. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The following are the estimated fair value of the assets acquired and liabilities for all three acquisitions assumed as of the acquisition dates (in thousands):

Cash	$2,547
Accounts receivable	7,111
Inventory	15,471
Prepaid expenses	134
Property, plant & equipment	5,902
Intangible assets	5,875
Other assets	1,053
Other liabilities assumed	(4,735)

Net assets assumed	$33,358

Goodwill	7,741
Acquisition Price	$41,099

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At March 31, 2018 the Company had $19,785,000 in reserves for sales discounts compared to $15,652,000 at December 31, 2017 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales of the Company's agricultural products sold during the first quarter of 2018.

5.  Inventories

Inventories valued at LIFO cost represented 61% and 62% of total inventory at March 31, 2018 and December 31, 2017, respectively.  The excess of current cost over LIFO valued inventories was approximately $7,919,000 at March 31, 2018 and December 31, 2017. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must necessarily be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Finished goods	$143,147	$133,161
Work in process	11,024	10,243
Raw materials	14,040	12,164
Total inventory	$168,211	$155,568

Inventory obsolescence reserves were $7,286,000 at March 31, 2018 and $6,932,000 at December 31, 2017.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $10,044,000 and $9,413,000 at March 31, 2018 and December 31, 2017, respectively. The Company recognized depreciation expense of $1,405,000 and $1,407,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2018 and December 31, 2017, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Definite- and Indefinite-lived Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2018:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2017	$61,682	$6,357	$16,722	$84,761
Translation adjustment	(213)	2	483	272
Balance at March 31, 2018	$61,469	$6,359	$17,205	$85,033

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2018	December 31, 2017
Definite:
Trade names and trademarks	25 years	$24,245	$24,276
Customer and dealer relationships	14 years	32,556	32,654
Patents and drawings	3-12 years	1,972	1,982
Total at cost		58,773	58,912
Less accumulated amortization		(12,385)	(11,540)
Total net		46,388	47,372
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$51,888	$52,872

The Company recognized amortization expense of $881,000 and $777,000 for the three months ending March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had $51,888,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Current Maturities:
Other notes payable	$275	$82
	275	82
Long-term debt:
Bank revolving credit facility	147,000	60,000
	147,000	60,000
Total debt	$147,275	$60,082

As of March 31, 2018, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $101,345,000 in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2018	2017

Dividends declared	$0.11	$0.10
Dividends paid	$0.11	$0.10

On April 2, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.11 per share, which was paid on April 27, 2018, to shareholders of record at the close of business on April 16, 2018.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2018	2017
Net Income	$14,583	$12,167
Average Common Shares:
Basic (weighted-average outstanding shares)	11,606	11,472
Dilutive potential common shares from stock options	133	148
Diluted (weighted-average outstanding shares)	11,739	11,620

Basic earnings per share	$1.26	$1.06
Diluted earnings per share	$1.24	$1.05

12. Income Taxes

Tax Reform

On December 22, 2017, the U.S. enacted the TCJA that instituted fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code"), which was effective January 1, 2018.

We reflected an overall income tax liability for the year ended December 31, 2017 with respect to TCJA as a result of remeasuring our U.S. deferred tax assets and liabilities using the 21% rate and recognizing a one-time transition tax charge on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries. We have elected to pay the transition tax to the Internal Revenue Service (IRS) over a period of eight years, with the first installments being paid in 2018.

Due to the significant and complex changes to the Code from the TCJA, the SEC issued staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," (SAB 118). SAB 118 provides measurement period for up to one year for adjustments to be made to account for the effects of the TCJA. The Company reflected the income tax effects of those aspects of TCJA for which the accounting is complete. To the extent that the Company’s accounting for certain income tax effects of TCJA is incomplete but the Company is able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. For those items where a reasonable estimate could not be made, a provisional amount was not recorded and the Company continued to apply the provisions of the tax laws that were in effect immediately before the enactment of TCJA.

As of March 31, 2018, we have not revised our initial provisional amount for the tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries. We continue to gather additional information in order to more accurately compute this tax. Any associated U.S. state taxes will be recorded once the federal estimate is finalized. We anticipate this information will be available in the second half of 2018.

In addition to the changes described above, TCJA imposes a U.S. tax on Global Intangible Low Taxed Income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. We are still assessing impacts GILTI may have.

13.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2018	2017

Net Sales
Wholegoods	194,092	174,847
Parts	43,995	40,542
Consolidated	238,087	215,389

Rental income has been included in wholegood sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2018	2017

Net Sales
United States	165,177	161,429
United Kingdom	13,443	10,267
France	24,927	19,149
Canada	14,234	11,114
Australia	2,382	3,198
Other	17,924	10,232
Consolidated	238,087	215,389

Net sales are attributed to countries based on the location of the customer.

Segment Information

March 31, 2018 the following includes a summary of the unaudited financial information by reporting segment:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Sales
Industrial	$132,167	$125,816
Agricultural	58,647	51,777
European	47,273	37,796
Consolidated	$238,087	$215,389

Income from Operations
Industrial	$11,800	$12,570
Agricultural	5,253	4,859
European	4,308	2,822
Consolidated	$21,361	$20,251

(in thousands)	March 31, 2018	December 31, 2017
Goodwill
Industrial	$61,469	$61,682
Agricultural	6,359	6,357
European	17,205	16,722
Consolidated	$85,033	$84,761

Total Identifiable Assets
Industrial	$394,818	$369,271
Agricultural	171,137	141,023
European	179,939	129,377
Consolidated	$745,894	$639,671

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

15.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $87,000 and $2,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company is not required to contribute to the pension plans for the 2018 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of March 31, 2018, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended March 31, 2018 and 2017 was $212,000 and $202,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2018	2017

Industrial	55.5%	58.4%
Agricultural	24.6%	24.1%
European	19.9%	17.5%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2018	2017

Gross profit	25.3%	25.1%
Income from operations	9.0%	9.4%
Income before income taxes	8.4%	8.7%
Net income	6.1%	5.6%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section unless the context otherwise requires, the terms the "Company", "we", "our" and "us" means Alamo Group Inc..

For the first three months of 2018, the Company's net income increased by approximately 19.9% when compared to the same period in 2017. This increase was primarily the result of the Tax Cuts and Jobs Act of 2017 ("TCJA") which lowered the Company's effective tax rate to 27.0% for the first three months of 2018 compared to 34.7% for the same period in 2017. The lower tax rate resulted in an increase of approximately $1.5 million in net income. Improved sales growth in all three of the Company's Divisions and ongoing operational improvements contributed to the increase in net income as well. Also, to a lesser extent, were contributions from the acquisitions of Santa Izabel and Old Dominion completed in June of 2017 and the acquisition of RPM, which was completed in August of 2017. Alamo's Industrial Division experienced a 5.0% increase in sales for the first three months of 2018 which includes $14.5 million in net sales from Old Dominion and RPM. Sales of vacuum trucks and snow removal products outperformed the same period in 2017, while sales of mowing, sweeping and excavator equipment declined during the first three months of 2018 compared to the first three months of 2017. Sales of excavator products were negatively impacted in the first quarter of 2018 due to a labor strike at the Company's Gradall facility which began on March 12, 2018 and was settled on April 5, 2018. Normal operations resumed on April 9, 2018. Agricultural sales were up in the first three months of 2018 by 13.3% compared to the first three months of 2017 as a result of improved demand for our products despite soft agricultural market conditions. Sales from the recently acquired Santa Izabel business contributed $5.0 million to our Agricultural Division for the first three months of 2018. European sales for the first three months of 2018 were up in U.S. dollars by 25.1% compared to the same period in 2017 primarily as a result of increased demand for products in this Division. Consolidated income from operations was $21.4 million in the first three months of 2018 compared to $20.3 million for the first three months of 2017. The Company's backlog was $237.8 million at the end of the first quarter of 2018, which is an increase of 62.0% versus the backlog of $146.8 million at the end of the first quarter of 2017. The increase in the Company's backlog was primarily attributable to greater demand for our products in all three of the Company's Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and RPM.

The Company anticipates that its markets for the remainder of 2018 will be stable. However, we remain cautious in terms of our outlook for the remainder of the year. In response to our strong backlog position we are increasing personnel and outsourcing to address short term demands and in the longer term we are increasing our capital expenditure levels to continue production efficiency gains and expand our production capacity. We have experienced a general increase in the price of raw materials and other input costs and expect inflationary pressures will persist, particularly if new tariffs are imposed, directly or indirectly, on items that we use in the manufacture of our products. We are also concerned about new tariffs that may be imposed on products that we export or on agricultural commodities, which could negatively impact the sales of our products. We may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").”

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Net sales for the first quarter of 2018 were $238,087,000, an increase of $22,698,000, or 10.5% compared to $215,389,000 for the first quarter of 2017.  The increase was mainly attributable to $14,542,000 of revenues due to the acquisitions of Santa Izabel, Old Dominion and RPM. Also contributing to the increase in sales was a strong demand for our products in all three of the Company's Divisions.

Net Industrial sales increased by $6,351,000 or 5.0% to $132,167,000 for the first quarter of 2018 compared to $125,816,000 during the same period in 2017.  The increase was primarily attributable to the acquisitions of Old Dominion and RPM which added $9,567,000 of net sales during the quarter. Negatively impacting the sales of this Division during the first quarter of 2018 was a strike at the Company's Gradall facility which began on March 12, 2018 and was settled on April 5, 2018.

Net Agricultural sales were $58,647,000 in the first quarter of 2018 compared to $51,777,000 for the same period in 2017, an increase of $6,870,000 or 13.3%. The increase primarily came from the acquisition of Santa Izabel which contributed $4,975,000 during the quarter. Also adding to the increase was improved demand for agricultural mowers in the markets we serve despite continued soft agricultural market conditions.

Net European sales for the first quarter of 2018 were $47,273,000, an increase of $9,477,000 or 25.1% compared to $37,796,000 during the first quarter of 2017.  The increase was primarily driven by higher agricultural sales in both the U.K. and French product lines as well as improved sales in Rivard vacuum trucks. Also contributing to the increase was improved currency translation rates in the first quarter of 2018 compared to the first quarter of 2017.

Gross profit for the first quarter of 2018 was $60,257,000 (25.3% of net sales) compared to $54,164,000 (25.1% of net sales) during the same period in 2017, an increase of $6,093,000.  The increase in gross profit during the first quarter of 2018 was due to higher equipment sales from all three Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and RPM. Also contributing to the higher margin percentage for the quarter were ongoing productivity improvements as well as pricing actions and purchasing initiatives which offset generally higher commodity costs.

Selling, general and administrative expenses (“SG&A”) were $38,896,000 (16.3% of net sales) during the first quarter of 2018 compared to $33,913,000 (15.7% of net sales) during the same period of 2017, an increase of $4,983,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and RPM businesses in the amount of $2,487,000 and to a lesser extent commissions and other selling expenses and higher spending on research and development projects.

Interest expense was $1,337,000 for the first quarter of 2018 compared to $1,327,000 during the same period in 2017, an increase of $10,000.

Other income (expense), net was $134,000 of expense for the first quarter of 2018 compared to $358,000 of expense during the same period in 2017.  The expense in 2018 and 2017 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $5,407,000 (27.0% of income before income tax) in the first quarter of 2018 compared to $6,475,000 (34.7% of income before income tax) during the same period in 2017. The decrease in both income taxes and the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. corporate tax rate from 35% to 21% for 2018.

The Company’s net income after tax was $14,583,000 or $1.24 per share on a diluted basis for the first quarter of 2018 compared to $12,167,000 or $1.05 per share on a diluted basis for the first quarter of 2017.  The increase of $2,416,000 resulted from the factors described above.

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

As of March 31, 2018, the Company had working capital of $386,978,000 which represents an increase of $95,814,000 from working capital of $291,164,000 at December 31, 2017. The increase in working capital was primarily due to seasonality and to a lesser extent the acquisitions of Santa Izabel, Old Dominion and RPM.

Capital expenditures were $7,645,000 for the first three months of 2018, compared to $2,257,000 during the first three months of 2017. The Company is expected to have higher capital expenditures in 2018 and will fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $85,990,000 and $56,920,000 during the three month periods ended March 31, 2018 and March 31, 2017, respectively. The increase in net cash provided by financing activities in 2017 resulted from an increase in net borrowings under our bank credit facility due to seasonal funding of operations.

The Company had $73,061,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2018. The majority of these funds are at our European and Canadian facilities. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to reinvest all of the undistributed earnings of our foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. Consequently, the Company now intends to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of March 31, 2018, $147,000,000 was outstanding under the Agreement. On March 31, 2018, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $101,345,000 in available borrowings. As of March 31, 2018, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K, the policies relating to the business combinations, allowance for doubtful accounts, sales discounts, inventories-obsolete and slow moving, warranty, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2017 Form 10-K.

The enactment of the TCJA on December 22, 2017 made broad and complex changes to the U.S. tax code, including a new tax law that may subject the Company to a tax on global intangible low-taxed income (“GILTI”) beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We are still assessing impacts GILTI may have.

As of March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the TCJA. The Company operates in many countries throughout the world through numerous subsidiaries. In order to complete the accounting associated with the TCJA, the Company will continue to accumulate the relevant data, refine computational elements, monitor and analyze U.S. federal and state guidance if and when issued, and adjust its provisional estimates accordingly within the measurement period prescribed by SAB 118. Any adjustments could be material to income tax expense.

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

Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” "anticipate," “believe,” “intend”, "will", "would", "should", "could" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; a strong U.S. dollar; increased competition; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations including related fines and penalties (such as the new European General Data Protection Regulation); the imposition of tariffs; negative economic impacts resulting from geopolitical events; the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets including Santa Izabel, Old Dominion and RPM; the ability to hire and retain quality employees; and cyber security risks affecting information technology or data security breaches.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2018, the Company had $2,408,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $361,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $3,117,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $1,844,000 for the three month period ending March 31, 2018.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2018 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $735,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2017 Form 10-K for the year ended December 31, 2017.

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

May 3, 2018	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)