Form 10-Q
period 2018-06-30
ALAMO GROUP INC
filed 2018-08-01
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

AT JULY 27, 2018, 11,727,674 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2018 and December 31, 2017

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2018 and June 30, 2017

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2018 and June 30, 2017

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Six Months Ended June 30, 2018

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three and Six Months Ended June 30, 2018 and June 30, 2017

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,602	$25,373
Accounts receivable, net	238,126	205,767
Inventories, net	174,836	155,568
Prepaid expenses	6,771	5,336
Income tax receivable	5,345	483
Total current assets	468,680	392,527

Rental equipment, net	37,057	28,493

Property, plant and equipment	207,827	202,293
Less: Accumulated depreciation	(128,090)	(125,629)
	79,737	76,664

Goodwill	83,972	84,761
Intangible assets, net	50,636	52,872
Deferred income taxes	1,545	992
Other assets	3,752	3,362

Total assets	$725,379	$639,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$63,322	$55,825
Income taxes payable	—	5,002
Accrued liabilities	37,312	40,454
Current maturities of long-term debt and capital lease obligations	17	82
Total current liabilities	100,651	101,363

Long-term debt and capital lease obligations, net of current maturities	119,000	60,000
Long-term tax liability	12,316	12,316
Deferred pension liability	879	1,225
Other long-term liabilities	7,415	7,291
Deferred income taxes	10,671	8,368

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,652,597 and 11,577,048 outstanding at June 30, 2018 and December 31, 2017, respectively	1,165	1,158
Additional paid-in-capital	106,794	103,864
Treasury stock, at cost; 42,600 shares at June 30, 2018 and December 31, 2017	(426)	(426)
Retained earnings	405,479	374,678
Accumulated other comprehensive loss	(38,565)	(30,166)
Total stockholders’ equity	474,447	449,108

Total liabilities and stockholders’ equity	$725,379	$639,671

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Net sales:
Industrial	$150,031	$117,342	$282,198	$243,158
Agricultural	59,071	54,221	117,718	105,998
European	48,023	41,713	95,296	79,509
Total net sales	257,125	213,276	495,212	428,665
Cost of sales	190,671	158,597	368,501	319,822
Gross profit	66,454	54,679	126,711	108,843

Selling, general and administrative expenses	39,668	34,372	78,564	68,285
Income from operations	26,786	20,307	48,147	40,558

Interest expense	(1,497)	(1,500)	(2,834)	(2,827)
Interest income	109	81	209	157
Other income (expense)	(92)	(815)	(226)	(1,173)
Income before income taxes	25,306	18,073	45,296	36,715
Provision for income taxes	6,535	5,757	11,942	12,232
Net Income	$18,771	$12,316	$33,354	$24,483

Net income per common share:
Basic	$1.61	$1.07	$2.87	$2.13
Diluted	$1.60	$1.05	$2.84	$2.10
Average common shares:
Basic	11,652	11,547	11,629	11,509
Diluted	11,759	11,671	11,749	11,646

Dividends declared	$0.11	$0.10	$0.22	$0.20

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Income	$18,771	$12,316	$33,354	$24,483
Other comprehensive income:
Foreign currency translation adjustments	(11,850)	7,098	(8,733)	10,144
Net gain on pension and other postretirement benefits	228	217	423	434
Other comprehensive income before income tax expense	(11,622)	7,315	(8,310)	10,578
Income tax expense related to items of other comprehensive loss	(20)	(80)	(89)	(159)
Other comprehensive income	(11,642)	7,235	(8,399)	10,419
Comprehensive Income	$7,129	$19,551	$24,955	$34,902

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	33,354	—	33,354
Translation adjustment	—	—	—	—	—	(8,733)	(8,733)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	334	334
Stock-based compensation	—	—	1,188	—	—	—	1,188
Exercise of stock options	76	7	1,742	—	—	—	1,749
Dividends paid ($0.22 per share)	—	—	—	—	(2,553)	—	(2,553)
Balance at June 30, 2018	11,610	$1,165	$106,794	$(426)	$405,479	$(38,565)	$474,447

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Activities
Net income	$33,354	$24,483
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(158)	(87)
Depreciation - Property, plant and equipment	6,242	5,560
Depreciation - Rental equipment	2,983	2,804
Amortization of intangibles	1,756	1,554
Amortization of debt issuance costs	110	110
Stock-based compensation expense	1,188	774
Deferred income tax expense (benefit)	967	(20)
Gain on sale of property, plant and equipment	(149)	(238)
Changes in operating assets and liabilities:
Accounts receivable	(35,260)	(23,519)
Inventories	(22,116)	(4,436)
Rental equipment	(11,547)	(3,275)
Prepaid expenses and other assets	(1,452)	1,012
Trade accounts payable and accrued liabilities	5,959	11,621
Income taxes payable	(9,806)	(4,226)
Other assets and long-term liabilities	215	305
Net cash (used in) provided by operating activities	(27,714)	12,422

Investing Activities
Acquisitions, net of cash acquired	—	(26,440)
Purchase of property, plant and equipment	(10,829)	(6,268)
Proceeds from sale of property, plant and equipment	628	417
Net cash used in investing activities	(10,201)	(32,291)

Financing Activities
Borrowings on bank revolving credit facility	104,000	109,000
Repayments on bank revolving credit facility	(45,000)	(33,000)
Principal payments on long-term debt and capital leases	(66)	—
Dividends paid	(2,553)	(2,297)
Proceeds from sale of common stock	2,186	1,981
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(437)	(166)
Net cash provided by financing activities	58,130	75,518

Effect of exchange rate changes on cash and cash equivalents	(1,986)	2,195
Net change in cash and cash equivalents	18,229	57,844
Cash and cash equivalents at beginning of the period	25,373	16,793
Cash and cash equivalents at end of the period	$43,602	$74,637

Cash paid during the period for:
Interest	$2,526	$3,131
Income taxes	19,637	16,444

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2018

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the "201710-K").

Reclassifications

Certain amounts reported for the three and six months ended June 30, 2017 have been reclassified in order to conform to the 2018 presentation.

Accounting Pronouncements Adopted on January 1, 2018

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605. “Revenue Recognition,” and most industry-specific guidance. Effective January 1, 2018 the Company adopted the provisions of Topic 606 using the modified retrospective method of adoption. There was no impact to our financial position or results of operations as of and for the six months ended June 30, 2018 as a result of adopting Topic 606. Therefore, there was no cumulative-effect adjustment to retained earnings as of January 1, 2018 for the impact of the adoption of Topic 606. See “Revenue Recognition” below for our accounting policy affected by our adoption of Topic 606.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715),” which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost (non-service cost components) to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is to be applied retrospectively for income statement items and prospectively for any capitalized benefit costs. The adoption of this ASU effective January 1, 2018 did not affect our financial position or results of operations. Accordingly, for the three months ended June 30, 2018 and 2017, we reclassified the non-service cost components out of selling, general and administrative expenses of $62,000 and $150,000 respectively, and into other income (expense), net. For the six months ended June 30, 2018 and 2017 we reclassified the non-service cost components out of selling, general and administrative expenses of $124,000 and $300,000 respectively, and into other income (expense), net.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized. The Company has not yet determined the effect of the ASU.

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

Consolidated Acquisitions

The Company has included the operating results of Old Dominion, Santa Izabel, and R.P.M. in its consolidated financial statements since their acquisitions. The total purchase price has been allocated to assets acquired and liabilities assumed, including deferred taxes, based on their fair values as of the completion of the acquisitions. The following represents the final fair value of the assets acquired and liabilities assumed for all three acquisitions as of the acquisition dates (in thousands):

Cash	$2,547
Accounts receivable	7,111
Inventory	15,471
Prepaid expenses	134
Property, plant & equipment	5,902
Intangible assets	5,855
Other assets	1,057
Other liabilities assumed	(5,635)

Net assets assumed	$32,442

Goodwill	8,657
Acquisition Price	$41,099

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At June 30, 2018 the Company had $18,270,000 in reserves for sales discounts compared to $15,652,000 at December 31, 2017 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales of the Company's agricultural products sold during the first half of 2018.

5.  Inventories

Inventories valued at LIFO cost represented 62% of total inventory at June 30, 2018 and December 31, 2017.  The excess of current cost over LIFO valued inventories was approximately $7,919,000 at June 30, 2018 and December 31, 2017. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Finished goods	$149,645	$133,161
Work in process	10,434	10,243
Raw materials	14,757	12,164
Total inventory	$174,836	$155,568

Inventory obsolescence reserves were $6,755,000 at June 30, 2018 and $6,932,000 at December 31, 2017.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $10,447,000 and $9,413,000 at June 30, 2018 and December 31, 2017, respectively. The Company recognized depreciation expense of $1,577,000 and $1,396,000 for the three months ended June 30, 2018 and June 30, 2017, respectively and $2,983,000 and $2,804,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2018 and December 31, 2017, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Definite and Indefinite-lived Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2018:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2017	$61,682	$6,357	$16,722	$84,761
Translation adjustment	(361)	(864)	(422)	(1,647)
Goodwill adjusment	84	774	—	858
Balance at June 30, 2018	$61,405	$6,267	$16,300	$83,972

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2018	December 31, 2017
Definite:
Trade names and trademarks	25 years	$23,985	$24,276
Customer and dealer relationships	10-14 years	32,401	32,654
Patents and drawings	3-12 years	1,964	1,982
Total at cost		58,350	58,912
Less accumulated amortization		(13,214)	(11,540)
Total net		45,136	47,372
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$50,636	$52,872

The Company recognized amortization expense of $875,000 and $777,000 for the three months ending June 30, 2018 and 2017, respectively, and $1,756,000 and $1,554,000 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had $50,636,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Current Maturities:
Other notes payable	$17	$82
	17	82
Long-term debt:
Bank revolving credit facility	119,000	60,000
	119,000	60,000
Total debt	$119,017	$60,082

As of June 30, 2018, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $129,345,000 in available borrowings.

10.  Common Stock and Dividends

 Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Dividends declared	$0.11	$0.10	$0.22	$0.20
Dividends paid	$0.11	$0.10	$0.22	$0.20

On July 2, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of  $0.11 per share, which was paid on July 27, 2018, to shareholders of record at the close of business on July 16, 2018.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2018	2017	2018	2017
Net Income	$18,771	$12,316	$33,354	$24,483
Average Common Shares:
Basic (weighted-average outstanding shares)	11,652	11,547	11,629	11,509
Dilutive potential common shares from stock options	107	124	120	137
Diluted (weighted-average outstanding shares)	11,759	11,671	11,749	11,646

Basic earnings per share	$1.61	$1.07	$2.87	$2.13
Diluted earnings per share	$1.60	$1.05	$2.84	$2.10

12. Income Taxes

Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("TCJA") that instituted fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code").

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

Due to the significant and complex changes to the Code from the TCJA, the SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," (SAB 118). SAB 118 provides measurement period for up to one year for adjustments to be made to account for the effects of the TCJA. The Company reflected the income tax effects of those aspects of TCJA for which the accounting is complete. To the extent the Company’s accounting for certain income tax effects of TCJA is incomplete but the Company is able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. For those items where a reasonable estimate could not be made, a provisional amount was not recorded and the Company continued to apply the provisions of the tax laws that were in effect immediately before the enactment of TCJA.

As of June 30, 2018, we have not revised our initial provisional amount for the tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries. We continue to gather additional information in order to more accurately compute this tax. Any associated U.S. state taxes will be recorded once the federal estimate is finalized. We anticipate this information will be available in the second half of 2018.

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

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net Sales
Wholegoods	$209,359	$169,274	$399,724	$341,111
Parts	43,247	40,083	87,242	80,625
Other	4,519	3,919	8,246	6,929
Consolidated	$257,125	$213,276	$495,212	$428,665

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net Sales
United States	$183,291	$150,277	$348,468	$311,706
United Kingdom	12,419	12,159	25,862	22,426
France	24,346	21,754	49,273	40,903
Canada	15,418	11,064	29,652	22,178
Australia	3,145	4,692	5,527	7,890
Brazil	4,858	1,650	10,318	2,521
Other	13,648	11,680	26,112	21,041
Consolidated	$257,125	$213,276	$495,212	$428,665

Net sales are attributed to countries based on the location of the customer.

 Segment Information

  The following includes a summary of the unaudited financial information by reporting segment at June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Sales
Industrial	$150,031	$117,342	$282,198	$243,158
Agricultural	59,071	54,221	117,718	105,998
European	48,023	41,713	95,296	79,509
Consolidated	$257,125	$213,276	$495,212	$428,665

Income from Operations
Industrial	$16,165	$11,052	$27,965	$23,622
Agricultural	6,186	5,858	11,439	10,717
European	4,435	3,397	8,743	6,219
Consolidated	$26,786	$20,307	$48,147	$40,558

(in thousands)	June 30, 2018	December 31, 2017
Goodwill
Industrial	$61,405	$61,682
Agricultural	6,267	6,357
European	16,300	16,722
Consolidated	$83,972	$84,761

Total Identifiable Assets
Industrial	$408,735	$369,271
Agricultural	169,744	141,023
European	146,900	129,377
Consolidated	$725,379	$639,671

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

15.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $86,000 and $2,000 for the three months ended June 30, 2018 and June 30, 2017, respectively. Pension income for the six months ended June 30, 2018 was $176,000 and pension income for the six months ended June 30, 2017 was $3,000.  The Company is not required to contribute to the pension plans for the 2018 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of June 30, 2018, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended June 30, 2018 and 2017 was $287,000 and, $202,000 respectively, and $499,000 and $404,000 for the six months ended June 30, 2018 and 2017, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2018	2017	2018	2017

Industrial	58.3%	55.0%	57.0%	56.7%
Agricultural	23.0%	25.4%	23.8%	24.7%
European	18.7%	19.6%	19.2%	18.6%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2018	2017	2018	2017

Gross profit	25.8%	25.6%	25.6%	25.4%
Income from operations	10.4%	9.5%	9.7%	9.5%
Income before income taxes	9.8%	8.5%	9.1%	8.6%
Net income	7.3%	5.8%	6.7%	5.7%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section unless the context otherwise requires, the terms the "Company", "we", "our" and "us" means Alamo Group Inc.

For the first six months of 2018, the Company's net income increased by approximately 36.2% when compared to the same period in 2017. This increase was primarily the result of improved sales growth in all three of the Company's Divisions and ongoing operational improvements. Also contributing to the increase was the Tax Cuts and Jobs Act of 2017 ("TCJA") which lowered the Company's effective tax rate to 26.4% for the first six months of 2018 compared to 33.3% for the same period in 2017. The lower tax rate resulted in an increase of approximately $3.1 million in net income. The acquisitions of Santa Izabel and Old Dominion completed in June of 2017 and the acquisition of R.P.M., which was completed in August of 2017 also contributed to the increase. Alamo's Industrial Division experienced a 16.1% increase in sales for the first six months of 2018 which includes $19.8 million in net sales from Old Dominion and R.P.M. Sales of vacuum trucks, excavators, mower and snow removal products outperformed the same period in 2017, while sales of sweeping equipment declined slightly during the first six months of 2018 compared to the first six months of 2017. Agricultural sales were up in the first six months of 2018 by 11.1% compared to the first six months of 2017 as a result of stable demand for our products despite soft agricultural market conditions. Sales from Santa Izabel business contributed $9.7 million to our Agricultural Division for the first six months of 2018 compared to $0.6 million for the first six months of 2017. European sales for the first six months of 2018 were up in U.S. dollars by 19.9% compared to the same period in 2017 primarily as a result of increased demand for products in this Division. Consolidated income from operations was $48.1 million in the first six months of 2018 compared to $40.6 million for the first six months of 2017. The Company's backlog was $220.2 million at the end of the second quarter of 2018, which is an increase of 40.1% versus the backlog of $157.2 million at the end of the second quarter of 2017. The increase in the Company's backlog was primarily attributable to greater demand for our products, specifically in the Company's Industrial Division and, to a lesser extent, the acquisition of R.P.M.

 The Company is optimistic about its outlook for the remainder of 2018, but we continue to face certain ongoing challenges. We have seen an increase in raw material, freight and other input costs including labor, at rates above those experienced in recent years and we expect that inflationary pressures will persist in the near term. Stronger overall demand has led to longer lead times for certain key components of our products, such as truck chassis. Newly imposed tariffs and future changes in tariff regulations could significantly impact our business by further increasing the cost of items we use in the manufacture of our products and by softening sales of our products to certain of our customers who may be impacted directly or indirectly by an increasing tariff environment. In response to our strong backlog position, we have increased personnel and outsourcing to address short term demand and in the long term we are increasing our capital expenditure levels to continue production efficiency gains while expanding our production capacity. We may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").”

 Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Net sales for the second quarter of 2018 were $257,125,000 an increase of $43,849,000 or 20.6% compared to $213,276,000 for the second quarter of 2017. The increase was mainly attributable to strong demand for our products in the Company's Industrial and European Divisions as well as $14,309,000 of revenues from the acquisitions of Santa Izabel, Old Dominion and R.P.M.

Net Industrial sales increased by $32,689,000 or 27.9% to $150,031,000 for the second quarter of 2018 compared to $117,342,000 during the same period in 2017. The increase was primarily attributable to increased sales of vacuum truck, mowing, excavator and snow removal equipment. Also, the acquisitions of Old Dominion and R.P.M. added $10,263,000 of net sales during the quarter.

Net Agricultural sales were $59,071,000 in the second quarter of 2018 compared to $54,221,000 for the same period in 2017 an increase of $4,850,000 or 8.9%. The increase primarily came from the acquisition of Santa Izabel which contributed a net $4,046,000 during the quarter. The Division continued to experience weak market conditions which limited sales growth.

Net European sales for the second quarter of 2018 were $48,023,000 an increase of $6,310,000 or 15.1% compared to $41,713,000 during the second quarter of 2017. The increase was primarily driven by higher agricultural sales in both the U.K. and French product lines as well as improved sales of Rivard vacuum trucks. Also contributing to the increase were favorable currency translation rates in the second quarter of 2018 compared to the second quarter of 2017.

Gross profit for the second quarter of 2018 was $66,454,000 (25.8% of net sales) compared to $54,679,000 (25.6% of net sales) during the same period in 2017, an increase of $11,775,000. The increase in gross profit during the second quarter of 2018 was due to higher equipment sales from all three Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and R.P.M. Also contributing to the higher margin percentage for the quarter were ongoing productivity improvements as well as pricing actions and purchasing initiatives which more than offset generally higher commodity costs.

Selling, general and administrative expenses (“SG&A”) were $39,668,000 (15.4% of net sales) during the second quarter of 2018 compared to $34,372,000 (16.1% of net sales) during the same period of 2017, an increase of $5,296,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and R.P.M. businesses in the amount of $2,568,000 and to a lesser extent commissions, other selling expenses and higher spending on research and development projects.

Interest expense was $1,497,000 for the second quarter of 2018 compared to $1,500,000 during the same period in 2017 a decrease of $3,000.

Other income (expense), net was $(92,000) of expense for the second quarter of 2018 compared to $(815,000) of expense during the same period in 2017.  The expenses in 2018 and 2017 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $6,535,000 (25.8% of income before income tax) in the second quarter of 2018 compared to $5,757,000 (31.9% of income before income tax) during the same period in 2017. The decrease in the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. statutory tax rate from 35% to 21% for 2018.

The Company’s net income after tax was $18,771,000 or $1.60 per share on a diluted basis for the second quarter of 2018 compared to $12,316,000 or $1.05 per share on a diluted basis for the second quarter of 2017. The increase of $6,455,000 resulted from the factors described above.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Net sales for the first six months of 2018 were $495,212,000, an increase of $66,547,000 or 15.5% compared to $428,665,000 for the first six months of 2017. The increase was primarily attributable to increased demand for our products in all three of the Company's Divisions. Our recent acquisitions of Santa Izabel, Old Dominion and R.P.M. added to the increase in sales in the amount of $28,851,000. Also contributing to the increase in sales, were favorable currency translation effects primarily on our European sales during the first six months of 2018.

Net Industrial sales increased during the first six months by $39,040,000 or 16.1% to $282,198,000 for 2018 compared to $243,158,000 during the same period in 2017. Approximately half the increase came from higher sales of vacuum trucks, mowers, excavators and snow removal equipment. The acquisitions of Old Dominion and R.P.M. together added $19,830,000 during the the first six months of 2018.

Net Agricultural sales were $117,718,000 during the first six months of 2018 compared to $105,998,000 for the same period in 2017, an increase of $11,720,000 or 11.1%. The increase in sales for the first six months of 2018 compared to the first six months of 2017 was a result of the acquisition of Santa Izabel which accounted for $9,021,000 of the increase.

Net European sales for the first six months of 2018 were $95,296,000, an increase of $15,787,000 or 19.9% compared to $79,509,000 during the same period of 2017. The increase in 2018 was due to improved sales in both the U.K. and French agricultural markets as well as Rivard vacuum trucks. Also contributing to sales in 2018 were the effects of currency translation rates.

Gross profit for the first six months of 2018 was $126,711,000 (25.6% of net sales) compared to $108,843,000 (25.4% of net sales) during the same period in 2017, an increase of $17,868,000. The increase in gross profit for the first six months of 2018 came from higher equipment sales in all three of the Company's Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and R.P.M. Also, contributing to the higher margin percentage for the first six months of 2018 were productivity improvements, pricing actions, and purchasing initiatives despite higher steel, freight and other input costs.

SG&A expenses were $78,564,000 (15.9% of net sales) during the first six months of 2018 compared to $68,285,000 (15.9% of net sales) during the same period of 2017, an increase of $10,279,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and R.P.M. businesses in the amount of $5,220,000 and to a lesser extent, commissions, other selling expenses and higher spending on research and development projects.

Interest expense was $2,834,000 for the first six months of 2018 compared to $2,827,000 during the same period in 2017, an increase of $7,000. The increase in 2018 came from from a marginal increase in interest rates during 2018.

Other income (expense), net was $(226,000) of expense during the first six months of 2018 compared to $(1,173,000) of expense in the first six months of 2017. The expenses in 2018 and 2017 were primarily the result of changes in exchange rates.

Provision for income taxes was $11,942,000 (26.4%) in the first six months of 2018 compared to $12,232,000 (33.3%) during the same period in 2017. The decrease in both income taxes and the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. statutory tax rate from 35% to 21% for 2018.

The Company's net income after tax was $33,354,000 or $2.84 per share on a diluted basis for the first six months of 2018 compared to $24,483,000 or $2.10 per share on a diluted basis for the first six months of 2017. The increase of $8,871,000 resulted from the factors described above.

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

As of June 30, 2018, the Company had working capital of $368,029,000 which represents an increase of $76,865,000 from working capital of $291,164,000 at December 31, 2017. The increase in working capital was primarily due to seasonality and to a lesser extent the acquisitions of Santa Izabel, Old Dominion and R.P.M.

Capital expenditures were $10,829,000 for the first six months of 2018, compared to $6,268,000 during the first six months of 2017. The Company is expected to have higher capital expenditures in 2018 to increase production capacity, support improvement in operational efficiencies, invest in technology as well as possibly acquiring new manufacturing locations or purchasing currently leased facilities. We will fund future expenditures from operating cash flows or through its revolving credit facility, described below.

Net cash provided by financing activities was $58,130,000 and $75,518,000 during the six month periods ended June 30, 2018 and June 30, 2017, respectively. The majority of the decrease in net cash provided by financing activities in 2018 as compared to the prior year, was due to repayment of debt and a decrease in borrowings under our bank credit facility as a result of repatriating excess funds from our European operations.

The Company had $39,450,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2018.  The majority of these funds are at our European and Canadian facilities.  As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to reinvest all of the undistributed earnings of our foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation.  During the second quarter of 2018, the Company repatriated excess cash from its European operations of approximately $24,000,000. The Company will continue to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of June 30, 2018, $119,000,000 was outstanding under the Agreement. On June 30, 2018, $1,655,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $129,345,000 in available borrowings. As of June 30, 2018, the Company was in compliance with the covenants under the Agreement.

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

As of June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the TCJA. The Company operates in many countries throughout the world through numerous subsidiaries. In order to complete the accounting associated with the TCJA, the Company will continue to accumulate the relevant data, refine computational elements, monitor and analyze U.S. federal and state guidance if and when issued, and adjust its provisional estimates accordingly within the measurement period prescribed by SAB 118. Any adjustments could be material to income tax expense.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations including related fines and penalties (such as the new European General Data Protection Regulation); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality employees; and cyber security risks affecting information technology or data security breaches.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2018, the Company had $332,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $50,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $11,850,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $3,726,000 for the six month period ending June 30, 2018.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2018 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $595,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 1A. - Risk Factors

 The Trump Administration has made public statements indicating possible significant changes in the U.S. trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S.  Any changes in U.S. trade policy could trigger, and certain actions already taken have triggered, additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

Other than as set forth under this Item 1A, there have not been any material changes from the risk factors previously disclosed in the 2017 Form 10-K for the year ended December 31, 2017.

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - Other Information

(a) Reports on Form 8-K

None

(b) Other Information

None

Item 6. - Exhibits

(a)   Exhibits

31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2018	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)