Form 10-Q
period 2018-09-30
ALAMO GROUP INC
filed 2018-10-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
YES ☒ NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT SUCH FILES). YES ☒ NO ☐

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

AT OCTOBER 26, 2018, 11,735,274 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2018 and December 31, 2017

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2018 and September 30, 2017

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2018 and September 30, 2017

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Nine Months Ended September 30, 2018

	Interim Condensed Consolidated Statements of Cash Flows	7
	Nine Months Ended September 30, 2018 and September 30, 2017

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$48,880	$25,373
Accounts receivable, net	227,828	205,767
Inventories, net	184,018	155,568
Prepaid expenses	6,122	5,336
Income tax receivable	4,460	483
Total current assets	471,308	392,527

Rental equipment, net	40,461	28,493

Property, plant and equipment	214,175	202,293
Less: Accumulated depreciation	(130,606)	(125,629)
	83,569	76,664

Goodwill	83,716	84,761
Intangible assets, net	49,763	52,872
Deferred income taxes	1,553	992
Other assets	4,403	3,362

Total assets	$734,773	$639,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$71,944	$55,825
Income taxes payable	—	5,002
Accrued liabilities	38,297	40,454
Current maturities of long-term debt and capital lease obligations	189	82
Total current liabilities	110,430	101,363

Long-term debt and capital lease obligations, net of current maturities	101,000	60,000
Long-term tax liability	7,347	12,316
Deferred pension liability	706	1,225
Other long-term liabilities	7,474	7,291
Deferred income taxes	10,924	8,368

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,660,933 and 11,577,048 outstanding at September 30, 2018 and December 31, 2017, respectively	1,166	1,158
Additional paid-in-capital	107,737	103,864
Treasury stock, at cost; 42,600 shares at September 30, 2018 and December 31, 2017	(426)	(426)
Retained earnings	427,737	374,678
Accumulated other comprehensive loss	(39,322)	(30,166)
Total stockholders’ equity	496,892	449,108

Total liabilities and stockholders’ equity	$734,773	$639,671

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Net sales:
Industrial	$156,721	$132,388	$438,919	$375,546
Agricultural	61,464	64,923	179,182	170,921
European	39,387	43,144	134,683	122,653
Total net sales	257,572	240,455	752,784	669,120
Cost of sales	190,800	175,516	559,301	495,338
Gross profit	66,772	64,939	193,483	173,782

Selling, general and administrative expenses	38,523	37,178	117,087	105,463
Income from operations	28,249	27,761	76,396	68,319

Interest expense	(1,399)	(1,414)	(4,233)	(4,241)
Interest income	100	100	309	257
Other income (expense)	(265)	(1,561)	(491)	(2,734)
Income before income taxes	26,685	24,886	71,981	61,601
Provision for income taxes	3,142	8,294	15,084	20,526
Net Income	$23,543	$16,592	$56,897	$41,075

Net income per common share:
Basic	$2.01	$1.43	$4.88	$3.56
Diluted	$2.00	$1.42	$4.84	$3.52
Average common shares:
Basic	11,689	11,586	11,649	11,535
Diluted	11,777	11,708	11,758	11,666

Dividends declared	$0.11	$0.10	$0.33	$0.30

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Income	$23,543	$16,592	$56,897	$41,075
Other comprehensive income:
Foreign currency translation adjustments	(924)	7,452	(9,657)	17,596
Net gain on pension and other postretirement benefits	211	218	634	652
Other comprehensive income (loss) before income tax expense	(713)	7,670	(9,023)	18,248
Income tax expense related to items of other comprehensive loss	(44)	(80)	(133)	(239)
Other comprehensive income (loss)	(757)	7,590	(9,156)	18,009
Comprehensive Income	$22,786	$24,182	$47,741	$59,084

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	56,897	—	56,897
Translation adjustment	—	—	—	—	—	(9,657)	(9,657)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	501	501
Stock-based compensation	—	—	1,810	—	—	—	1,810
Exercise of stock options	84	8	2,063	—	—	—	2,071
Dividends paid ($0.33 per share)	—	—	—	—	(3,838)	—	(3,838)
Balance at September 30, 2018	11,618	$1,166	$107,737	$(426)	$427,737	$(39,322)	$496,892

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Activities
Net income	$56,897	$41,075
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(132)	(2)
Depreciation - Property, plant and equipment	9,388	8,631
Depreciation - Rental equipment	4,790	4,253
Amortization of intangibles	2,630	2,445
Amortization of debt issuance costs	166	166
Stock-based compensation expense	1,810	1,254
Deferred income tax expense (benefit)	1,160	(74)
Gain on sale of property, plant and equipment	(298)	(312)
Changes in operating assets and liabilities:
Accounts receivable	(24,916)	(20,330)
Inventories	(31,521)	(4,075)
Rental equipment	(16,758)	(4,327)
Prepaid expenses and other assets	(1,887)	2,828
Trade accounts payable and accrued liabilities	15,797	10,811
Income taxes payable	(8,887)	(665)
Long-term tax liability	(4,969)	—
Other assets and long-term liabilities	317	204
Net cash provided by operating activities	3,587	41,882

Investing Activities
Acquisitions, net of cash acquired	—	(38,523)
Purchase of property, plant and equipment	(18,781)	(9,686)
Proceeds from sale of property, plant and equipment	1,037	555
Net cash used in investing activities	(17,744)	(47,654)

Financing Activities
Borrowings on bank revolving credit facility	126,000	126,000
Repayments on bank revolving credit facility	(85,000)	(70,000)
Principal payments on long-term debt and capital leases	(82)	(17)
Dividends paid	(3,838)	(3,455)
Proceeds from sale of common stock	2,507	2,059
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(436)	(166)
Net cash provided by financing activities	39,151	54,421

Effect of exchange rate changes on cash and cash equivalents	(1,487)	3,626
Net change in cash and cash equivalents	23,507	52,275
Cash and cash equivalents at beginning of the period	25,373	16,793
Cash and cash equivalents at end of the period	$48,880	$69,068

Cash paid during the period for:
Interest	$3,889	$5,073
Income taxes	26,568	20,699
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2018

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

Reclassifications

Certain amounts reported for the three and nine months ended September 30, 2017 have been reclassified in order to conform to the 2018 presentation.

Accounting Pronouncements Adopted on January 1, 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605. “Revenue Recognition,” and most industry-specific guidance. Effective January 1, 2018 the Company adopted the provisions of Topic 606 using the modified retrospective method of adoption. There was no impact to our financial position or results of operations as of and for the nine months ended September 30, 2018 as a result of adopting Topic 606. Therefore, there was no cumulative-effect adjustment to retained earnings as of January 1, 2018 for the impact of the adoption of Topic 606. See “Revenue Recognition” below for our accounting policy affected by our adoption of Topic 606.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715),” which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost (non-service cost components) to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is to be applied retrospectively for income statement items and prospectively for any capitalized benefit costs. The adoption of this ASU effective January 1, 2018 did not affect our financial position or results of operations. Accordingly, for the three months ended September 30, 2018 and 2017, we reclassified the non-service cost components out of selling, general and administrative expenses of $62,000 and $150,000 respectively, and into other income (expense), net. For the nine months ended September 30, 2018 and 2017 we reclassified the non-service cost components out of selling, general and administrative expenses of $187,000 and $450,000 respectively, and into other income (expense), net.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Entities may elect the modified retrospective method of adoption or a cumulative transition adjustment on the effective date. The guidance will become effective for us on January 1, 2019 and we have not yet elected a transition method. We are evaluating the impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures. We anticipate this standard will have a material impact on our financial position by increasing our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases. However, we do not expect adoption to have a material impact on our results of operations or liquidity. Additionally, we are evaluating the effect of the ASU on our internal control over financial reporting or other potential changes in business practices and processes including contract review and approval procedures.

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

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosures requirements on fair value measurements. Among other things, the amendments add disclosures for changes in unrealized gains and losses on Level 3 fair value measurements and requires additional disclosures on unobservable inputs associated with Level 3 assets. The guidance will become effective for us on January 1, 2020. The impacts that adoption of the ASU is expected to have on our financial disclosures is being evaluated.

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-14, “Compensation, Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The update removes certain disclosures that are no longer considered cost beneficial and adds disclosure requirements identified as relevant. The guidance will become effective for us on January 1, 2021 with early adoption permitted for any financial statements that have not been issued. The impacts that adoption of the ASU is expected to have on our financial disclosures is being evaluated.

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

Consolidated Acquisitions

The Company has included the operating results of Old Dominion, Santa Izabel, and R.P.M. in its consolidated financial statements since their acquisitions. The total purchase price has been allocated to assets acquired and liabilities assumed, including deferred taxes, based on their fair values as of the completion of the acquisitions. The following represents the final fair value of the assets acquired and liabilities assumed for all acquisitions as of the acquisition dates (in thousands):

Cash	$2,547
Accounts receivable	7,111
Inventory	15,387
Prepaid expenses	134
Property, plant & equipment	5,902
Intangible assets	5,855
Other assets	1,057
Other liabilities assumed	(5,635)

Net assets assumed	$32,358

Goodwill	8,741
Acquisition Price	$41,099

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At September 30, 2018 the Company had $17,091,000 in reserves for sales discounts compared to $15,652,000 at December 31, 2017 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales of the Company's agricultural products sold during the first nine months of 2018.

5.  Inventories

Inventories valued at LIFO cost represented 60% and 62% of total inventory at September 30, 2018 and December 31, 2017, respectively.  The excess of current cost over LIFO valued inventories was approximately $7,919,000 at September 30, 2018 and December 31, 2017. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Finished goods	$154,555	$133,161
Work in process	14,345	10,243
Raw materials	15,118	12,164
Total inventory	$184,018	$155,568

Inventory obsolescence reserves were $7,106,000 at September 30, 2018 and $6,932,000 at December 31, 2017.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $11,247,000 and $9,413,000 at September 30, 2018 and December 31, 2017, respectively. The Company recognized depreciation expense of $1,808,000 and $1,449,000 for the three months ended September 30, 2018 and September 30, 2017, respectively and $4,790,000 and $4,253,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2018 and December 31, 2017, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Definite and Indefinite-lived Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2018:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2017	$61,682	$6,357	$16,722	$84,761
Translation adjustment	(220)	(1,122)	(561)	(1,903)
Goodwill adjustment	84	774	—	858
Balance at September 30, 2018	$61,546	$6,009	$16,161	$83,716

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2018	December 31, 2017
Definite:
Trade names and trademarks	25 years	$23,966	$24,276
Customer and dealer relationships	10-14 years	32,435	32,654
Patents and drawings	3-12 years	1,971	1,982
Total at cost		58,372	58,912
Less accumulated amortization		(14,109)	(11,540)
Total net		44,263	47,372
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$49,763	$52,872

The Company recognized amortization expense of $874,000 and $891,000 for the three months ending September 30, 2018 and 2017, respectively, and $2,630,000 and $2,445,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the Company had $49,763,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Current Maturities:
Other notes payable	$189	$82
	189	82
Long-term debt:
Bank revolving credit facility	101,000	60,000
	101,000	60,000
Total debt	$101,189	$60,082

As of September 30, 2018, $1,325,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $147,675,000 in available borrowings.

10.  Common Stock and Dividends

  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Dividends declared	$0.11	$0.10	$0.33	$0.30
Dividends paid	$0.11	$0.10	$0.33	$0.30

On October 1, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.11 per share, which was paid on October 26, 2018, to shareholders of record at the close of business on October 15, 2018.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2018	2017	2018	2017
Net Income	$23,543	$16,592	$56,897	$41,075
Average Common Shares:
Basic (weighted-average outstanding shares)	11,689	11,586	11,649	11,535
Dilutive potential common shares from stock options	88	122	109	131
Diluted (weighted-average outstanding shares)	11,777	11,708	11,758	11,666

Basic earnings per share	$2.01	$1.43	$4.88	$3.56
Diluted earnings per share	$2.00	$1.42	$4.84	$3.52

12. Income Taxes

Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("TCJA") that instituted fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code").

We reflected an overall income tax liability for the year ended December 31, 2017 with respect to TCJA as a result of remeasuring our U.S. deferred tax assets and liabilities using the 21% rate and recognizing a one-time transition tax charge on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries. Due to the significant and complex changes to the Code from the TCJA, the SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," (SAB 118). SAB 118 provides measurement period for up to one year for adjustments to be made to account for the effects of the TCJA. The Company reflected the income tax effects of those aspects of TCJA for which the accounting was complete. To the extent the Company’s accounting for certain income tax effects of TCJA was incomplete but the Company was able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. For those items where a reasonable estimate could not be made, a provisional amount was not recorded and the Company continued to apply the provisions of the tax laws that were in effect immediately before the enactment of TCJA.

During the three months ended September 30, 2018, we revised our initial provisional amount recorded for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. The transition tax liability on the deemed repatriation decreased $4.2 million, primarily as a result of additional analysis performed over our historical foreign earnings and foreign source income which provided increased ability to credit foreign taxes associated with the deemed repatriation. In addition, the impact of rate the change on deferred increased by $1.2 million due to adjustments resulting from the filing of our 2017 federal income tax return. We continue to gather additional information regarding the state impacts of repatriation and will finalize our calculation of the tax effects of the TCJA in the fourth quarter of 2018.

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

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net Sales
Wholegoods	$204,349	$187,696	$604,073	$528,807
Parts	47,911	48,302	135,153	128,927
Other	5,312	4,457	13,558	11,386
Consolidated	$257,572	$240,455	$752,784	$669,120

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net Sales
United States	$188,037	$174,807	$536,505	$486,513
United Kingdom	15,141	13,319	41,003	35,745
France	17,048	21,660	66,321	62,563
Canada	15,167	13,064	44,819	35,242
Australia	2,023	2,203	7,550	10,093
Brazil	3,050	4,058	13,368	6,579
Other	17,106	11,344	43,218	32,385
Consolidated	$257,572	$240,455	$752,784	$669,120

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Sales
Industrial	$156,721	$132,388	$438,919	$375,546
Agricultural	61,464	64,923	179,182	170,921
European	39,387	43,144	134,683	122,653
Consolidated	$257,572	$240,455	$752,784	$669,120

Income from Operations
Industrial	$18,351	$14,941	$46,316	$38,563
Agricultural	6,608	8,598	18,047	19,315
European	3,290	4,222	12,033	10,441
Consolidated	$28,249	$27,761	$76,396	$68,319

(in thousands)	September 30, 2018	December 31, 2017
Goodwill
Industrial	$61,546	$61,682
Agricultural	6,009	6,357
European	16,161	16,722
Consolidated	$83,716	$84,761

Total Identifiable Assets
Industrial	$419,444	$369,271
Agricultural	167,851	141,023
European	147,478	129,377
Consolidated	$734,773	$639,671

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

15.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension income was $87,000 and $2,000 for the three months ended September 30, 2018 and September 30, 2017, respectively. Pension income for the nine months ended September 30, 2018 was $260,000 and pension income for the nine months ended September 30, 2017 was $5,000. The Company is not required to contribute to the pension plans for the 2018 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of September 30, 2018, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended September 30, 2018 and 2017 was $250,000 and, $202,000 respectively, and $749,000 and $606,000 for the nine months ended September 30, 2018 and 2017, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2018	2017	2018	2017

Industrial	60.8%	55.1%	58.3%	56.1%
Agricultural	23.9%	27.0%	23.8%	25.6%
European	15.3%	17.9%	17.9%	18.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2018	2017	2018	2017

Gross profit	25.9%	27.0%	25.7%	26.0%
Income from operations	11.0%	11.5%	10.1%	10.2%
Income before income taxes	10.4%	10.3%	9.6%	9.2%
Net income	9.1%	6.9%	7.6%	6.1%

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

For the first nine months of 2018, the Company's net income increased by approximately 38.5% when compared to the same period in 2017. This increase was the result of improved sales growth in the Company's Industrial and European Divisions, the acquisitions of Santa Izabel and Old Dominion completed in June of 2017 and the acquisition of R.P.M., which was completed in August of 2017 and ongoing operational improvements. Also contributing to the increase in net income for 2018, was the TCJA, which lowered the Company's U.S. effective tax rate to 21% for the first nine months of 2018 compared 35% for the same period in 2017 and a $3.0 million net tax benefit relating to an adjustment to the provisional tax reform expense recorded in the fourth quarter of 2017.

The Company's Industrial Division experienced a 16.9% increase in sales for the first nine months of 2018 which includes $28.0 million in net sales from Old Dominion and R.P.M. Sales of vacuum trucks, excavators, mowers, snow removal products and sweeping equipment outperformed during the first nine months of 2018 compared to the first nine months of 2017. Agricultural sales were up in the first nine months of 2018 by 4.8% compared to the first nine months of 2017 as a result of stable demand for our products despite soft agricultural market conditions. Sales from the Santa Izabel business contributed $9.7 million to our Agricultural Division for the first nine months of 2018 compared to $.6 million for the first nine months of 2017. European sales for the first nine months of 2018 were up in U.S. dollars by 9.8% compared to the same period in 2017 primarily as a result of increased demand for products in this Division. Consolidated income from operations was $76.4 million in the first nine months of 2018 compared to $68.3 million for the first nine months of 2017. The Company's backlog was $251.2 million at the end of the third quarter of 2018, which is an increase of 38.8% versus the backlog of $181.0 million at the end of the third quarter of 2017. The increase in the Company's backlog was primarily attributable to greater demand for our products, specifically in the Company's Industrial and Agricultural Divisions.

The Company is optimistic about its outlook for the remainder of 2018, but we continue to face several ongoing challenges. We have seen increases in raw material, freight, tariff surcharges and other input costs including labor, at rates above those experienced in recent years and we expect that inflationary pressures will persist in the near term. Stronger overall demand has led to longer lead times for certain key components of our products, such as truck chassis. We have been impacted by a tightening labor market and difficulties in hiring and retaining skilled workers. Additional tariffs, future changes in tariff regulations and ongoing trade disputes could further impact our business by increasing the cost of items we use in the manufacturing of our products and by softening sales of our products to certain of our customers who may be impacted directly or indirectly by increasing tariffs and other negative effects resulting from trade disputes. In response to our strong backlog position, we have increased personnel and outsourcing to address short term demand and in the long term we are increasing our capital expenditure levels to continue production efficiency gains while expanding our production capacity. We may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events, a tightening labor market, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").”

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Net sales for the third quarter of 2018 were $257,572,000 an increase of $17,117,000 or 7.1% compared to $240,455,000 for the third quarter of 2017.  The increase in sales was mainly attributable to strong demand for our products in the Company's Industrial Division as well as $8,211,000 of net sales from the acquisition of R.P.M.

Net Industrial sales increased by $24,333,000 or 18.4% to $156,721,000 for the third quarter of 2018 compared to $132,388,000 during the same period in 2017.  The increase was primarily attributable to increased sales of vacuum truck, mowing, excavator, snow removal and sweeping equipment. Also, the acquisition of R.P.M. added $8,211,000 of net sales during the quarter.

Net Agricultural sales were $61,464,000 in the third quarter of 2018 compared to $64,923,000 for the same period in 2017 a decrease of $3,459,000 or 5.3%. The decrease was primarily the result of weak market conditions which limited sales growth in both equipment and replacement parts and lower farm incomes which have been negatively impacted by high crop yields as well as  tariffs on specific commodities such as soybeans.

Net European sales for the third quarter of 2018 were $39,387,000 a decrease of $3,757,000 or 8.7% compared to $43,144,000 during the third quarter of 2017.  The decrease was primarily driven by missed shipments at the Company's Rivard facility due to the timing of some customer order deliveries and certain. Delays of critical inventory components from certain suppliers also contributed to this shortfall.

Gross profit for the third quarter of 2018 was $66,772,000 (25.9% of net sales) compared to $64,939,000 (27.0% of net sales) during the same period in 2017, an increase of $1,833,000.  The increase in gross profit during the third quarter of 2018 was due to the acquisition of R.P.M. Negatively affecting both gross profit and gross margin percentage for the quarter were higher commodity costs, specifically raw materials such as steel. This more than offset gains in productivity improvements, pricing actions, and purchasing initiatives.

Selling, general and administrative expenses (“SG&A”) were $38,523,000 (15.0% of net sales) during the third quarter of 2018 compared to $37,178,000 (15.5% of net sales) during the same period of 2017, an increase of $1,345,000. The increase primarily came from higher commissions and other selling expenses due to increased sales and increased spending on research and development projects.

Interest expense was $1,399,000 for the third quarter of 2018 compared to $1,414,000 during the same period in 2017, a decrease of $15,000.

Other income (expense), net was $(265,000) of expense for the third quarter of 2018 compared to $(1,561,000) of expense during the same period in 2017.  The expenses in 2018 and 2017 were primarily the result of changes in currency exchange rates.

Provision for income taxes, after the impacts of TCJA, was $3,142,000 (11.8% of income before income tax) in the third quarter of 2018 compared to $8,294,000 (33.3% of income before income tax) during the same period in 2017. The decrease in the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. statutory income tax rate from 35% to 21% for 2018. In addition during the third quarter of 2018, the Company recorded a net benefit to income taxes of $2,995,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of TCJA, as more fully described in Note 12 of the Interim Condensed Consolidated Financial Statements. The combination of these two factors reduced the Company's effective income tax rate for the third quarter of 2018 to 11.8%.

The Company’s net income after tax was $23,543,000 or $2.00 per share on a diluted basis for the third quarter of 2018 compared to $16,592,000 or $1.42 per share on a diluted basis for the third quarter of 2017.  The increase of $6,951,000 resulted from the factors described above.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Net sales for the first nine months of 2018 were $752,784,000, an increase of $83,664,000 or 12.5% compared to $669,120,000 for the first nine months of 2017. The increase was primarily attributable to increased demand for our products in the Company's Industrial and European Divisions. Our recent acquisitions of Santa Izabel, Old Dominion and R.P.M. also added to the increase in net sales in the amount of $37,062,000. Further contributing to the increase in sales were favorable currency translation effects primarily on our European sales during the first nine months of 2018.

Net Industrial sales increased during the first nine months by $63,373,000 or 16.9% to $438,919,000 for 2018 compared to $375,546,000 during the same period in 2017. Most of the increase came from higher sales of vacuum trucks, mowers, excavators and snow removal equipment. The acquisitions of Old Dominion and R.P.M. together added $28,041,000 in net sales during the the first nine months of 2018.

Net Agricultural sales were $179,182,000 during the first nine months of 2018 compared to $170,921,000 for the same period in 2017, an increase of $8,261,000 or 4.8%. The increase in sales for the first nine months of 2018 compared to the first nine months of 2017 was a result of the acquisition of Santa Izabel which accounted for $9,021,000 in net sales.

Net European sales for the first nine months of 2018 were $134,683,000, an increase of $12,030,000 or 9.8% compared to $122,653,000 during the same period of 2017. The increase in 2018 was due to improved sales in both the U.K. and French agricultural markets as well as Rivard vacuum trucks. Also contributing to sales in 2018 were the effects of currency translation rates.

Gross profit for the first nine months of 2018 was $193,483,000 (25.7% of net sales) compared to $173,782,000 (26.0% of net sales) during the same period in 2017, an increase of $19,701,000. The increase in gross profit for the first nine months of 2018 came from higher equipment sales in the Company's Industrial and European Divisions and, to a lesser extent, the acquisitions of Santa Izabel, Old Dominion and R.P.M. Negatively affecting both gross margin and margin percentage for the first nine months of 2018 were higher steel, freight and other input costs which more than offset gains in productivity improvements, pricing actions, and purchasing initiatives.

SG&A expenses were $117,087,000 (15.6% of net sales) during the first nine months of 2018 compared to $105,463,000 (15.8% of net sales) during the same period of 2017, an increase of $11,624,000. The increase primarily came from our recently acquired Santa Izabel, Old Dominion and R.P.M. businesses in the net amount of $5,446,000 and to a lesser extent, commissions, other selling expenses and higher spending on research and development projects.

Interest expense was $4,233,000 for the first nine months of 2018 compared to $4,241,000 during the same period in 2017, a decrease of $8,000.

Other income (expense), net was $(491,000) of expense during the first nine months of 2018 compared to $(2,734,000) of expense in the first nine months of 2017. The expenses in 2018 and 2017 were primarily the result of changes in exchange rates.

Provision for income taxes, after the impacts of TCJA, was $15,084,000 (21.0% of income before income taxes) in the first nine months of 2018 compared to $20,526,000 (33.3% of income before income taxes) during the same period in 2017. The decrease in both income taxes and the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. statutory income tax rate from 35% to 21% for 2018. In addition, the Company recorded during the third quarter of 2018, a net benefit to income taxes of $2,995,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of TCJA, as more fully described in Note 12 of the Interim Condensed Consolidated Financial Statements. The combination of these two factors reduced the Company's effective income tax rate for the first nine months of 2018 to 21.0%.

The Company's net income after tax was $56,897,000 or $4.84 per share on a diluted basis for the first nine months of 2018 compared to $41,075,000 or $3.52 per share on a diluted basis for the first nine months of 2017. The increase of $15,822,000 resulted from the factors described above.

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

As of September 30, 2018, the Company had working capital of $360,878,000 which represents an increase of $69,714,000 from working capital of $291,164,000 at December 31, 2017. The increase in working capital was primarily due to seasonality and increased demand for our products reflected in the Company's higher backlog.

Capital expenditures were $18,781,000 for the first nine months of 2018, compared to $9,686,000 during the first nine months of 2017. The Company expects higher capital expenditures in 2018 in order to increase production capacity, support improvement in operational efficiencies, invest in technology as well as possibly acquiring new manufacturing locations or purchasing currently leased facilities. We will fund future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by financing activities was $39,151,000 and $54,421,000 during the nine month periods ended September 30, 2018 and September 30, 2017, respectively. The majority of the decrease in net cash provided by financing activities in 2018 as compared to the prior year, was due to repayment of debt and a decrease in borrowings under our bank credit facility as a result of repatriating excess funds from our European operations.

The Company had $46,178,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2018. The majority of these funds are at our European and Canadian facilities.  As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to reinvest all of the undistributed earnings of our foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. During the second quarter of 2018, the Company repatriated excess cash from its European operations of approximately $24,000,000. The Company will continue to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of September 30, 2018, $101,000,000 was outstanding under the Agreement. On September 30, 2018, $1,325,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $147,675,000 in available borrowings. As of September 30, 2018, the Company was in compliance with the covenants under the Agreement.

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

As of September 30, 2018, the Company revised our initial provisional amount for the federal tax impact on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. The federal tax expense on the deemed repatriation decreased $4,231,000 and impact of rate change on deferred taxes increased by $1,236,000. The Company continues to gather additional information regarding the state impacts of repatriation and will finalize the calculation of the tax effects of the TCJA in the fourth quarter of 2018.

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

Statements that are not historical are forward-looking.  When used by or on behalf of the Company, the words “estimate,” "anticipate," "expect," “believe,” “intend”, "will", "would", "should", "could" and similar expressions generally identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; ongoing weakness in the agricultural sector; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations including related fines and penalties (such as the new European General Data Protection Regulation); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; and cyber security risks affecting information technology or data security breaches.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2018, the Company had $994,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $149,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $924,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $5,586,000 for the nine month period ending September 30, 2018.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2018 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $505,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 1A. - Risk Factors

The Trump Administration continues to make potentially significant changes in U.S. trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S. Any changes in U.S. trade policy could trigger, and certain actions already taken have triggered, additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

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

October 31, 2018	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President & Corporate Controller
(Principal Accounting Officer)