Form 10-K
period 2018-12-31
ALAMO GROUP INC
filed 2019-03-01
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 29, 2018 (based upon the last reported sale price of $90.36 per share) was approximately $870,475,741 on such date.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 22, 2019 was 11,739,074 shares.

Documents incorporated by reference:  Portions of the registrant’s proxy statement relating to the 2019 Annual Meeting of Stockholders to be held on May 2, 2019 have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, snow removal equipment, leaf collection equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. The Company has approximately 3,470 employees and operates a total of twenty-five plants in North America, Europe, Australia and Brazil. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, Europe, South America and Australia.

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

In 2014, the Company acquired Kellands Agricultural Ltd. and its subsidiary Multidrive Tractors Ltd. ("Kellands"). Kellands is a U.K.-based manufacturer of self-propelled sprayers and a range of multi-purpose load-carrying tractor vehicles. This acquisition enhanced our manufacture and distribution of agricultural machinery in our European operations and allowed the Company to enter into the self-propelled sprayer market.  The Kellands operations have been consolidated into the Company's McConnel facility.

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

In 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers and other agricultural implements which are sold direct and through dealers to a wide variety of agricultural markets as well as the roadside maintenance market. This acquisition allowed the Company to establish a presence in Brazil, one of the largest agricultural markets in the world. The Herder manufacturing operations have been consolidated into our Santa Izabel facility.

In 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria. Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. This acquisition along with our existing Herder operation in Brazil, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

In 2017, the Company acquired substantially all of the assets and assumed certain specified liabilities of Old Dominion Brush Company, Inc. ("ODB"). ODB manufactures leaf collection equipment as well as replacement brooms for street sweepers, both which are sold to municipalities, contractors and commercial landscape markets in North America. ODB is based in Richmond, Virginia.  This acquisition provided new and complementary products to our existing range of infrastructure maintenance equipment and parts.

In 2017, the Company acquired R.P.M. Tech Inc. ("RPM"), a manufacturer of heavy duty snow removal equipment and associated parts. RPM primarily sells to governmental agencies, related contractors, airports and other industrial users. RPM's operations are in Drummondville, Quebec and will work in close proximity to the Company's nearby Tenco operations. This acquisition complements our existing range of snow removal products with RPM's range of heavy duty snow removal equipment including their line of mechanical snow blowers. The Company plans to move RPM's operations into its Tenco facility during 2019.

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
Everest designs and manufactures a range of snow removal and ice control products including snowplows, wing systems, spreader bodies, and other related accessories and parts. Everest also manufactures custom-engineered underground construction forms for tunnels.
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

European Division

 McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, remote control mowers as well as other tractor attachments and implements such as cultivators, subsoilers  and other implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe and, to a lesser extent, throughout the world, through independent dealers and distributors.

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
Kellands equipment which are being re-branded and sold as McConnel, includes a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through an existing dealer network as well as various marketing groups within the European Division.
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

Replacement Parts
The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 19%, 20% and 20% of the Company’s total sales for the years ended December 31, 2018, 2017 and 2016, respectively. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2018, the Company employed 185 people in its various engineering departments, 117 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $10,429,000 in 2018, $9,849,000 in 2017 and $8,847,000 in 2016. As a percentage of sales, research and development was approximately 1.0% in 2018, 1.1% in 2017 and 1.0% in 2016, and is expected to continue at similar levels in 2019.

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

Unfilled Orders

As of December 31, 2018, the Company had unfilled customer orders of $240,260,000 compared to $218,158,000 at December 31, 2017. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2018 will be shipped during fiscal year 2019. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. Certain of the Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2018, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

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

Patents and Trademarks

The Company owns various U.S. and international patents and trademarks. While the Company considers its patents to be advantageous to its business, it is not dependent on any single patent or trademark or group of patents and trademarks. The net book value of patents and trademarks was $26,523,000 and $29,215,000 as of December 31, 2018 and 2017, respectively.

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

Employees

As of December 31, 2018, the Company employed approximately 3,470 employees. In North America, the Company has collective bargaining agreements at the Gradall facility which cover 205 employees and will expire on April 11, 2021, the Tenco facility in Canada covering 107 employees will expire on December 31, 2020, and at the three R.P.M. facilities in Canada covering 22 employees all of which will expire on September 30, 2019. The Company’s European operations, McConnel, Bomford, Spearhead, AMS-UK, SMA Faucheux, Forges Gorce, Rousseau and Rivard, have various collective bargaining agreements covering 924 employees. The Company considers its employee relations to be satisfactory.

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

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” "predict," “should,” “anticipate,” “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

•budget constraints and revenue shortfalls which could affect the purchases of our type of equipment by governmental customers and related contractors in both domestic and international markets;
•market acceptance of new and existing products;
•our ability to maintain good relations with our employees;
•our ability to develop and manufacture new and existing products profitably;
•the inability of our suppliers, creditors, public utility providers and financial and other service organizations to deliver or provide their products or services to us;
•legal actions and litigation;
•impairment in the carrying value of goodwill;
•our ability to successfully integrate acquisitions and operate acquired businesses or assets;
•our ability to hire and retain quality employees; and
•changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•changes in business and political conditions and the economy in general in both domestic and international markets;
•an increase in unfunded pension plan liability due to financial market deterioration;
•price and availability of energy and critical raw materials, particularly steel and steel products;
•increased competition;
•repercussions from the pending exit by the U.K. from the European Union;
•increase in input costs on items we use in the manufacturing of our products;
•adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•increased costs of complying with new regulations, including compliance with the European General Data Protection Regulation (GDPR) and similar data protection laws imposed by the State of California and other U.S. states, including any related potential fines and penalties;
•the potential effects on the buying habits of our customers due to animal disease outbreaks;
•adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;
•changes in market demand;
•cyber security risks including the potential loss of proprietary data or data security breaches and related fines, penalties and other liabilities;
•financial market changes including changes in interest rates and fluctuations in foreign exchange rates;
•abnormal seasonal factors in our industry;
•changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies, including the amount of farm subsidies and farm payments;
•government actions, including but not limited to budget levels, change in tax laws, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;
•risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

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

Executive Officers of the Company

Certain information is set forth below concerning the executive officers of the Company, each of whom has been appointed to serve until the 2019 annual meeting of directors or until his successor is duly appointed and qualified.

Name	Age	Position
Ronald A. Robinson	66	President and Chief Executive Officer
Dan E. Malone	58	Executive Vice President and Chief Financial Officer
Richard J. Wehrle	62	Vice President, Controller and Treasurer
Edward T. Rizzuti	49	Vice President, General Counsel and Secretary
Janet S. Pollock	60	Vice President, Human Resources
Geoffrey Davies	71	Executive Vice President, Alamo Group Inc. and Managing Director, Alamo Group (EUR) Ltd., European Division
Richard H. Raborn	53	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Jeffery A. Leonard	59	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division

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

  Richard J. Wehrle has been Vice President, Controller and Treasurer of the Company since May 2001. He assumed Treasury responsibilities in May of 2018. Prior to his appointment, Mr. Wehrle served in various accounting management capacities within the Company since 1988.

Edward T. Rizzuti was appointed Vice President, General Counsel of Alamo Group Inc. effective July 15, 2015 and assumed the Secretary role in May of 2018. Prior to joining the Company, Mr. Rizzuti previously served from 2010 to 2015 as Vice President, General Counsel and Secretary for Erickson Incorporated, a publicly traded aircraft manufacturing and operating company based in Portland, Oregon.

Janet S. Pollock was appointed Vice President, Human Resources of Alamo Group Inc. effective May 3, 2018. Ms. Pollock joined Alamo Group June of 2013 as Vice President of Human Resources for U.S. Operations. Prior to joining the Company, Ms. Pollock was previously Vice President of Human Resources with CPS Energy in San Antonio, Texas and Vice President of Strategic Initiatives for Coca-Cola Enterprises, Inc.

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

Jeffery A. Leonard joined Alamo Group in September 2011 as Executive Vice President of Alamo Group Inc. and Executive Vice President of Alamo Group (USA) Inc., in charge of the Industrial Division. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, construction, power generation, automation, recycling, and pulp and paper industries.

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

Our business depends to a large extent upon the prospects for the mowing, infrastructure maintenance and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

•weakness in the worldwide economy;
•the price and availability of raw materials, purchased components and energy;
•budget constraints and revenue shortfalls for our governmental customers;

•changes in domestic and foreign governmental policies and laws, including increased levels of governmental regulation and associated liabilities;
•the levels of interest rates;
•the value of the U.S. dollar relative to the foreign currencies in countries where we sell our products but don’t have a manufacturing presence;
•impact of tighter credit markets on the Company, its dealers and end-users;
•impairment in the carrying value of goodwill; and
•increase in unfunded pension plan liability due to financial market deterioration.

In addition, our business is susceptible to a number of factors that specifically affect agricultural customer spending patterns, including the following:

•animal disease outbreaks, epidemics and crop pests;
•weather conditions, such as droughts, floods and snowstorms;
•changes in farm incomes;
•cattle and agricultural commodity prices;
•changes in governmental agricultural policies worldwide;
•the level of worldwide farm output and demand for farm products; and
•limits on agricultural imports/exports.

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

During 2018, we revised our initial provisional amount recorded for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. For further information, see Note 13 to the consolidated financial statements. In addition to the changes described above, TCJA imposes a U.S. tax on Global Intangible Low Taxed Income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder.  The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment.

Significant changes in trade policy and related trade wars could have a material adverse impact on our results of operations.

The current administration continues to make potentially significant changes in U.S. trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S. Any continued actions or further changes in U.S. trade policy could trigger additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

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

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2018, goodwill was $83,243,000, which represents 12% of total assets.

The Company recognized no goodwill impairment in 2018, 2017 or 2016. During the 2018 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2018 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than a 15% decline in fair value, it could impact our results of operations as well as our net worth.

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

Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The EU has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”), which came into effect in May of 2018. GDPR extends the scope of the existing EU data protection law to foreign companies processing personal data of EU residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states, including the State of California, have enacted privacy and data protection laws. Implementation of, and compliance with the GDPR and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

We have operations in a number of countries outside of the United States and we source raw materials and components globally. Our international operations are subject to the risks normally associated with conducting business in foreign countries, including but not limited to the following:

•limitations on ownership and on repatriation of earnings;
•import and export restrictions, tariffs and quotas;
•additional expenses relating to the difficulties and costs of staffing and managing international operations;
•labor disputes and uncertain political and economic environments and the impact of foreign business cycles;
•changes in laws or policies;
•changes in any international trade agreements, such as any changes in European Union membership;
•delays in obtaining or the inability to obtain necessary governmental permits;
•potentially adverse consequences resulting from the applicability of foreign tax laws;
•cultural differences;
•increased expenses due to inflation;
•weak economic conditions in foreign markets where our subsidiaries distribute their products;
•changes in currency exchange rates;
•disruptions in transportation and port authorities; and
•regulations involving international freight shipments.

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

We may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. We could face many risks in integrating acquired businesses, including but not limited to the following:

•we may incur substantial costs, delays or other operational or financial challenges in integrating acquired businesses, including integrating each company's accounting, information technology, human resource and other administrative systems to facilitate effective management;
•we may be unable to achieve expected cost reductions, to take advantage of cross-selling opportunities, or to eliminate redundant operations, facilities and systems;
•we may need to implement or improve controls, procedures and policies appropriate for a public company which could take a significant amount of time and expense;
•acquisitions may divert our management’s attention from the operation of our existing businesses;
•we may not be able to retain key personnel of acquired businesses;
•there may be cultural challenges associated with integrating management and employees from the acquired businesses into our organization; and
•we may encounter unanticipated events, circumstances and legal risk and associated liabilities.

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

Weather conditions and general economic conditions may affect the timing of purchases and actual industry conditions might differ from our forecasts.  In addition to seasonal factors, the agricultural industry is cyclical in nature with sales largely dependent on the state of the farm economy and, in particular, agriculture commodity prices and farm income. Consequently, sudden or significant declines in industry demand could adversely affect our working capital or results of operations.

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

Acquisitions are an important part of our growth strategy. We have completed a number of acquisitions over the past several years. We expect to consider opportunities and make additional acquisitions in the future, but we may not find suitable acquisition targets or be able to consummate desired acquisitions due to among other things, unfavorable credit markets or other risks, which could harm our operating results. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

•potential negative impact on our earnings per share;
•failure of acquired products to achieve projected sales;
•problems in integrating the acquired products with our products;
•potential downward pressure on operating margins due to lower operating margins of acquired businesses,
•increased headcount costs and other expenses associated with adding and supporting new products;
•difficulties in retaining and integrating key employees;
•failure to realize expected synergies or cost savings;
•disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;
•potential negative impact on our relationships with customers, distributors and vendors; and
•the assumption of liabilities that are unknown to us at the time of closing.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2018 ranged from $120.13 to $73.92 per share, and during 2017 from $119.29 to $72.22 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2018, 11,736,924 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 256,006 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2009 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On December 19, 2018, the Board of Directors of the Company increased its quarterly dividend from $.11 per share to $.12 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our amended and restated revolving credit agreement, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2018, four investors - BlackRock, Inc., Henry Crown and Company, Dimensional Fund Advisors LP and Victory Capital Management Inc. - beneficially owned approximately 43% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company, were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2018, the Company utilized fourteen principal manufacturing plants located in the United States, five in Europe, four in Canada, one in Australia and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Selma, Alabama*	769,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, front-end loaders, backhoes, and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Richmond, Virginia*	197,000	Leased	Leaf Collection Equipment and Replacement Brooms for Street Sweepers for ODB
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Agriculture Mowing Equipment and other Attachments for Santa Izabel
Chartres, France	136,000	Owned	Property held for sale
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Leavenworth, Kansas*	72,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Hopkinton, New Hampshire	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Brookfield, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Owned	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip and Superior
Drummondville, Quebec, Canada*	17,000	Owned	Heavy-Duty Snow Removal Equipment for RPM
Matao, Brazil	12,000	Owned	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	277,000	Leased	Services Parts Distribution, Installation Facilities and Sales Office
Offices, Seguin, Texas	21,000	Owned	Corporate Office
Total	4,221,855	0.8726
     * Principal manufacturing plants
Approximately 87% of the manufacturing, warehouse and office space is owned.  In 2018, the Company purchased the properties at the NiteHawk facility location in Kent, Washington, the Santa Izabel facility in Sao Joao da Boa Vista, Brazil and a new facility for HP Fairfield in Hopkinton, New Hampshire. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 22, 2019, there were 11,739,074 shares of common stock outstanding, held by approximately 89 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 22, 2019, the closing price of the common stock on the New York Stock Exchange was $94.72 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2018				2017
			Cash				Cash
	Sales Price		Dividends		Sales Price		Dividends
Quarter Ended	High	Low	Declared	Quarter Ended	High	Low	Declared
March 31, 2018	$120.22	$103.38	$.11	March 31, 2017	$79.50	$71.20	$.10
June 30, 2018	118.93	88.60	.11	June 30, 2017	92.67	71.72	.10
September 30, 2018	102.29	88.13	.11	September 30, 2017	107.69	86.80	.10
December 31, 2018	93.45	72.85	.11	December 31, 2017	119.50	104.87	.10

On December 19, 2018, the Board of Directors of the Company declared a quarterly dividend of $.12 per share which was paid on January 29, 2019 to holders of record as of January 17, 2019. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2018, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P SmallCap 600 Index and the Russell 2000 Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Alamo Group Inc.
S&P SmallCap 600
Russell 2000

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 Russell Investment Group. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
Alamo Group Inc.	100.00	80.27	86.87	127.68	190.25	130.91
S&P SmallCap 600	100.00	105.76	103.67	131.20	148.56	135.96
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operations:
Net sales	$1,008,822	$912,380	$844,748	$879,577	$839,055
Income before income taxes	94,531	82,367	62,189	66,867	60,605
Net income	73,486	44,315	40,045	43,209	41,151
Percent of sales	7.3%	4.9%	4.7%	4.9%	4.9%
Earnings per share
Basic	6.30	3.84	3.50	3.81	3.47
Diluted	6.25	3.79	3.46	3.76	3.42
Dividends per share	0.44	0.40	0.36	0.32	0.28
Average common shares
Basic	11,660	11,549	11,434	11,349	11,875
Diluted	11,761	11,682	11,565	11,482	12,039
Financial Position:
Total assets	$721,633	$639,671	$552,776	$603,503	$632,886
Short-term debt and current maturities	119	82	73	77	551
Long-term debt, excluding current maturities	85,179	60,000	70,017	144,006	190,024
Stockholders’ equity	$507,371	$449,108	$387,717	$360,469	$337,670

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

 In 2018, several factors helped drive positive results in our business including, among other things, the full year benefit of the acquisitions we completed in 2017, improved demand in governmental and some of the non-governmental markets we serve, increased sales and rentals of vacuum truck equipment, modest strengthening in the UK and European agricultural markets, continuous improvement in our operational efficiencies and from the recently enacted Tax Cuts and Jobs Act ("TCJA") which reformed U.S. tax legislation. These positive factors more than offset the negative impacts on our business resulting from soft market conditions in U.S. agricultural sales, increased raw material and input costs and changes in trade policy by the U.S. and some of its trading partners. While the Company believes that some of the negative effects experienced in 2018 are showing signs of moderating in 2019, we remain cautious in terms of our outlook since market conditions and input costs can and do change regularly, while trade policy remains an area of uncertainty.  As a result of improving market conditions, especially in our Industrial Division, our backlog substantially increased during the course of 2018 and, as of December 31, 2018, was in excess of $240 million, an increase of 10% over December 31, 2017.  While this level of backlog is encouraging, it also challenges our capacities to efficiently produce products necessary to fulfill these higher order levels.  Consequently, we have continued our focus on ongoing operational improvement initiatives and, as we did in 2018, we will increase capital expenditures in 2019 above the average capital expenditure levels of the past several years.  In addition, we will continue to focus on employee retention efforts and related programs.  We may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; further changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors.”

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2018	2017	2016

Industrial	$598,930	$522,706	$484,088
Agricultural	235,069	227,389	205,834
European	174,823	162,285	154,826
Total net sales	$1,008,822	$912,380	$844,748

Cost and profit margins, as percentages of net sales:

Cost of sales	74.6%	74.3%	75.7%
Gross profit	25.4%	25.7%	24.3%
Selling, general and administrative expenses	15.4%	16.0%	16.3%
Income from operations	10.0%	9.7%	8.0%
Income before income taxes	9.4%	9.0%	7.4%
Net income	7.3%	4.9%	4.7%

Results of Operations

Fiscal 2018 compared to Fiscal 2017

The Company’s net sales in the fiscal year ended December 31, 2018 (“2018”) were $1,008,822,000, an increase of $96,442,000 or 10.6% compared to $912,380,000 for the fiscal year ended December 31, 2017 (“2017”). The increase was mainly attributable to the increased demand for our products in the Company's Industrial and European Divisions. Our recent acquisitions of Santa Izabel, ODB and RPM added $39,396,000 to the increase in net sales. Also contributing to the increase in sales for 2018 were favorable currency translation effects primarily on our European sales.

Net Industrial sales were $598,930,000 in 2018 compared to $522,706,000 in 2017, an increase of $76,224,000 or 14.6%. The increase primarily came from higher sales of vacuum trucks, mowing equipment, sweepers, excavators and snow equipment. Also contributing to the increase were the acquisitions of ODB and RPM which together added $29,174,000 in net sales.

Net Agricultural sales were $235,069,000 in 2018 compared to $227,389,000 in 2017, representing an increase of $7,680,000 or 3.4%. The increase was a result of the acquisition of Santa Izabel which accounted for $10,222,000 in net sales. Negatively affecting this Division were soft market conditions which resulted from lower farm incomes and commodity prices and the impacts of new and retaliatory tariffs.

Net European sales increased $12,538,000 or 7.7% to $174,823,000 in 2018 compared to $162,285,000 in 2017. The increase was primarily due to improved sales in both the U.K. and French agricultural markets. Also contributing to sales in 2018 were the effects of currency translation rates.

Gross profit for 2018 was $256,115,000 (25.4% of net sales) compared to $234,693,000 (25.7% of net sales) in 2017, an increase of $21,422,000. The increase in gross profit for 2018 came from higher equipment sales in the Company's Industrial and European Divisions and, to a lesser extent, the acquisitions of Santa Izabel, ODB and RPM. Negatively affecting the gross margin and margin percentage for 2018 were higher steel, freight and other input costs (including tariff impacts) which more than offset productivity improvements, pricing actions, and purchasing initiatives.  To a lesser extent, gross margin percentage was also impacted by the mix of higher wholegoods, tractor and chassis sales compared to modest higher margin part sales.

Selling, general and administrative expenses (“SG&A”) were $155,027,000 (15.4% of net sales) in 2018 compared to $145,955,000 (16.0% of net sales) in 2017, an increase of $9,072,000. The increase in SG&A was primarily the result of the acquisitions of Santa Izabel, ODB and RPM in the amount of $5,120,000 and to a lesser extent higher commissions and other selling expenses and higher spending on research and development projects.

Interest expense for 2018 was $5,493,000 compared to $4,839,000 in 2017, an increase of $654,000 or 13.5%. The increase in expense in 2018 came from higher debt levels from increased demands in working capital and an increase in interest rates during 2018.

Other income (expense), net was expense of $1,474,000 during 2018 compared to expense of $1,868,000 in 2017.  The expense in 2018 and the expense in 2017 were primarily the result of changes in exchange rates.

Provision for income taxes was $21,045,000 (22.3% of income before income taxes) for 2018 compared to $38,052,000 (46.2% of income before income taxes) in 2017. The decrease in both income taxes and the effective tax rate was due to the recent enactment of the TCJA that lowered the U.S. statutory income tax rate from 35% in 2017 to 21% in 2018. In addition, the Company recorded during 2018, a net benefit to income taxes of $3,334,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of TCJA, as more fully described in Note 13 of the Notes to the Consolidated Financial Statements. The combination of these two factors reduced the Company's effective income tax rate for 2018 to 22.3%.

Net income for 2018 was $73,486,000 compared to $44,315,000 in 2017, due to the factors described above.

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

See Note 13 of the consolidated financial statements for additional information about the TCJA and $10,236,000 expense recorded by the Company.

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

As of December 31, 2018, the Company had working capital of $351,991,000, which represents an increase of $60,827,000 from working capital of $291,164,000 as of December 31, 2017. The increase in working capital was primarily due to sales growth and increased demand for our products which is reflected in the Company's higher backlog in both the Industrial and European Divisions as well as higher inventory levels from longer lead-times for purchased components.

Capital expenditures were $26,587,000 for 2018, compared to $13,490,000 for 2017 which included the purchase of the land and buildings at the Company's NiteHawk and Santa Izabel facilities in the amount of $7,794,000. The Company will continue to have higher capital expenditures in order to increase production capacity, support improvement in operational efficiencies, invest in technology as well as acquiring new manufacturing locations or purchasing currently leased facilities. We will fund future capital expenditures from operating cash flows or through its revolving credit facility, described below.

In conjunction with our implementation of the provisions of TCJA, and as more fully described in Note 13 to the consolidated financial statements, we recorded a liability in 2017 for the estimated U.S. federal tax due on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries not previously distributed. We will pay this liability over the eight-year period permitted by the TCJA provisions. The deemed repatriation of these accumulated earnings and profits are no longer subject to any U.S. federal income tax consequences associated with the repatriation of the Company's $23,209,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2018; however, a portion would be subject to foreign withholding tax. The majority of these funds are at our French and Canadian facilities.  As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our European foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. Consequently, the Company now intends to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

Net cash provided by operating activities was $12,910,000 for 2018, compared to $70,804,000 for 2017. The decrease of cash from operating activities came primarily from volume related increases in working capital due to higher inventory levels and increased investment in rental equipment in the Industrial Division and increased inventory levels in the European Division due to sales growth.

Net cash used in investing activities was $25,358,000 for 2018, compared to $51,276,000 for 2017. The decrease in cash used in investing activities was primarily due to the acquisitions of Santa Izabel, ODB and RPM in 2017.

Net cash provided by financing activities was $22,208,000 for 2018, compared to net cash used of $12,400,000 for 2017. The increase in cash used in financing activities was due to the increase in working capital in 2018 from sales growth in the Industrial Division and to a lessor extent from the European Division. Also contributing to the increase in 2018 was higher purchases of property, plant and equipment.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2018, $85,000,000 was outstanding under the Agreement. On December 31, 2018, $1,388,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $163,612,000 in available borrowings. As of December 31, 2018, the Company was in compliance with the terms and conditions of the Agreement.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance will become effective for us on January 1, 2019.  As a lessee, this standard will primarily impact our accounting for long-term real estate and office equipment leases, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet. We will apply this guidance prospectively, beginning January 1, 2019 and currently estimate the impact on our balance sheet to be approximately $8 million. We are nearing completion of our process to implement a lease accounting system for our leases, including the conversion of our existing lease data to the new system and implementing relevant internal controls and procedures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses.  The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 18, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period in which the Tax Reform was enacted. During 2018, we revised our initial provisional amount recorded for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. For further information, see Note 13 to the consolidated financial statements.

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

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2018:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$85,000	$—	$85,000	$—	$—
Capital lease obligations	298	119	158	21	—
Interest obligations	10,124	3,414	6,710	—	—
Operating lease obligations	8,312	3,310	3,761	1162	79
Purchase obligations	146,995	146,995	—	—	—
Total	$250,729	$153,838	$95,629	$1,183	$79

Definitions:
A.Long-term debt obligation means a principal payment obligation under long-term borrowings.
B.Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2018.
C.Operating lease obligation means a payment obligation under a lease classified as an operating lease.
D.Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

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

Sales Discounts

On December 31, 2018, the Company had $18,123,000 in reserves for sales discounts compared to $15,652,000 on December 31, 2017 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time. The cost of these discounts is estimated based on historical experience and known changes in promotional programs and is reported as a reduction to sales when the product sale is recognized. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

We perform our annual test for goodwill impairment in the fourth quarter of each fiscal year. In 2018 a qualitative test was performed and the Company determined there was no goodwill impairment related to any of our reporting units. During 2017 and 2016, we determined that none of the goodwill associated with our reporting units were impaired in any of those years which was based on the quantitative testing. These reporting units would be most likely affected by changes in the Company’s assumptions and estimates. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, discount rates, etc.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts for over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2018, the Company had a notional amount of $539,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $81,000. However, since these contracts offset foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2018, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $7,360,000. Comparatively, on December 31, 2017, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $6,564,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2018 was a loss of $13,347,000. On December 31, 2018, the British pound closed at 0.7838 relative to the U.S. dollar, and the Euro closed at 0.8718 relative to the U.S. dollar. By comparison, on December 31, 2017, the British pound closed at 0.7400 relative to the U.S. dollar, and the Euro closed at 0.8331 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk
The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2018 average interest rate under these borrowings, the Company’s 2018 interest expense would have changed by approximately $2,363,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 46 through 78 of this report are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 43 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 45 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” “The Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information under the caption “Executive Officers of the Company” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders which appear therein under the captions “Executive Compensation,” “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2018.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of Common Stock.”

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

The numbers in the table are as of December 31, 2018, the last day of Alamo Group Inc.’s 2018 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
First Amended and Restated 1999 Non-Qualified Stock Option Plan	8,000	$11.45	—
2005 Incentive Stock Option Plan	84,470	$39.03	—
2009 Equity Incentive Plan	107,836	$72.26	146,075
2015 Incentive Stock Option Plan	55,700	$66.08	336,450
Plans not approved by stockholders	—	—	—
Total	256,006		482,525

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2018.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, March 30, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.9	—	Amended and Restated Revolving Credit Agreement, dated August 25, 2004, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, August 27, 2004
10.1	—	Third Amendment of the Amended and Restated Revolving Credit Agreement, dated February 3, 2006 between the Company and Bank of America, N.A., Chase Manhattan Bank, and Guaranty Bank	Filed as Exhibit 10.3 to Form 8-K, February 8, 2006
10.11	—	Fourth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 30, 2006, between the Company and Bank of America, N.A., JPMorgan Chase Bank and Guaranty Bank	Filed as Exhibit 10.1 to Form 8-K, April 5, 2006
10.12	—	Fifth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 7, 2007, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.13 to Form 10-Q, May 8, 2007
10.13	—	Sixth Amendment of and Waiver under Amended and Restated Revolving Credit Agreement, dated October 14, 2008, between the Company and Bank of America, N.A., JPMorgan Chase Bank, Guaranty Bank and Rabobank	Filed as Exhibit 10.12 to Form 10-K, March 11, 2009

10.14	—	Seventh Amendment of the Amended and Restated Revolving Credit Agreement, dated November 6, 2009, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 10-Q, November 9, 2009
10.15	—	Eighth Amendment of the Amended and Restated Revolving Credit Agreement, dated March 28, 2011, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, and Rabobank	Filed as Exhibit 10.1 to Form 8-K, April 1, 2011
10.16	—	Ninth Amendment of the Amended and Restated Revolving Credit Agreement, dated May 12, 2014, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.	Filed as Exhibit 10.2 to Form 8-K, May 14, 2014
10.17	—	Tenth Amendment of the Amended and Restated Revolving Credit Agreement, dated December 20, 2016, between the Company and Bank of America, N.A., Wells Fargo Bank, N.A., BBVA Compass Bank, Rabobank, and Amegy Bank.	Filed as Exhibit 10.1 to Form 8-K, December 22, 2016
*10.18	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.19	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.20	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.21	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.22	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.23	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2012
*10.24	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.25	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, March 28, 2013
*10.26	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.27	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	March 1, 2019
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 1st day of March, 2019.

Signature	Title

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer & Interim Chairman of the Board (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President, Controller & Treasurer (Principal Accounting Officer)

/s/RODERICK R. BATY Roderick R. Baty	Director

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/DAVID W. GRZELAK David W. Grzelak	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2018, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 1, 2019	/s/Ronald A. Robinson
Ronald A. Robinson
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/KPMG LLP

San Antonio, Texas
March 1, 2019

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$34,043	$25,373
Accounts receivable, net	228,098	205,767
Inventories, net	176,630	155,568
Prepaid expenses	5,327	5,336
Income tax receivable	8,745	483
Total current assets	452,843	392,527

Rental equipment, net	43,978	28,493

Property, plant and equipment	219,135	202,293
Less: Accumulated depreciation	(131,905)	(125,629)
	87,230	76,664

Goodwill	83,243	84,761
Intangible assets, net	48,857	52,872
Deferred income taxes	1,783	992
Other assets	3,699	3,362
Total assets	$721,633	$639,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,083	$55,825
Income taxes payable	2,865	5,002
Accrued liabilities	43,785	40,454
Current maturities of long-term debt and capital lease obligations	119	82
Total current liabilities	100,852	101,363

Long-term debt and capital lease obligation, net of current maturities	85,179	60,000
Long-term tax liability	6,120	12,316
Accrued pension liabilities	1,944	1,225
Other long-term liabilities	8,436	7,291
Deferred income taxes	11,731	8,368
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,662,688 and 11,577,048 outstanding at December 31, 2018 and December 31, 2017, respectively	1,166	1,158
Additional paid-in capital	108,422	103,864
Treasury stock, at cost; 42,600 shares at December 31, 2018 and December 31, 2017	(426)	(426)
Retained earnings	443,040	374,678
Accumulated other comprehensive loss	(44,831)	(30,166)
Total stockholders’ equity	507,371	449,108
Total liabilities and stockholders’ equity	$721,633	$639,671

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Net sales:
Industrial	$598,930	$522,706	$484,088
Agricultural	235,069	227,389	205,834
European	174,823	162,285	154,826
Total net sales	1,008,822	912,380	844,748
Cost of sales	752,707	677,687	639,649
Gross profit	256,115	234,693	205,099

Selling, general and administrative expenses	155,027	145,955	137,479
Income from operations	101,088	88,738	67,620

Interest expense	(5,493)	(4,839)	(5,914)
Interest income	410	336	214
Other income	(1,474)	(1,868)	269
Income before income taxes	94,531	82,367	62,189

Provision for income taxes	21,045	38,052	22,144
Net income	$73,486	$44,315	$40,045

Net income per common share:
Basic	$6.30	$3.84	$3.50
Diluted	$6.25	$3.79	$3.46
Average common shares:
Basic	11,660	11,549	11,434
Diluted	11,761	11,682	11,565

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016

Net income	$73,486	$44,315	$40,045
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13,347)	16,966	(13,156)
Net (loss) gain on pension and other post-retirement benefits	(1,667)	987	2,369
Other comprehensive (loss) income before income tax benefit (expense)	(15,014)	17,953	(10,787)
Income tax benefit (expense) related to items of other comprehensive (loss) income	349	(363)	(890)
Other comprehensive (loss) income	$(14,665)	$17,590	$(11,677)
Comprehensive income	$58,821	$61,905	$28,368

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2015	11,350	$1,139	$96,778	$(426)	$299,057	$(36,079)	$360,469
Net income	—	—	—	—	40,045	—	40,045
Translation adjustment	—	—	—	—	—	(13,156)	(13,156)
Net actuarial loss arising during period net of taxes	—	—	—	—	—	1,479	1,479
Tax effect of exercised non-qualified stock options	—	—	230	—	—	—	230
Stock-based compensation	—	—	1,414	—	—	—	1,414
Exercise of stock options	70	7	1,362	—	—	—	1,369
Repurchased shares	—	—	(19)	—	—	—	(19)
Dividends paid ($0.36 per share)	—	—	—	—	(4,114)	—	(4,114)
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Net income	—	—	—	—	44,315	—	44,315
Translation adjustment	—	—	—	—	—	16,966	16,966
Net actuarial gain arising during period net of taxes	—	—	—	—	—	624	624
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	114	12	2,385	—	—	—	2,397
Repurchased shares	—	—	(166)	—	—	—	(166)
Other	—	—	11	—	(11)	—	—
Dividends paid ($0.40 per share)	—	—	—	—	(4,614)	—	(4,614)
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	73,486	—	73,486
Translation adjustment	—	—	—	—	—	(13,347)	(13,347)
Net actuarial gain arising during period net of taxes	—	—	—	—	—	(1,318)	(1,318)
Stock-based compensation	—	—	2,450	—	—	—	2,450
Exercise of stock options	86	8	2,544	—	—	—	2,552
Repurchased shares	—	—	(436)	—	—	—	(436)
Dividends paid ($0.44 per share)	—	—	—	—	(5,124)	—	(5,124)
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
Operating Activities
Net income	$73,486	$44,315	$40,045
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	71	187	482
Depreciation - PP&E	12,884	11,616	11,267
Depreciation - Rental	6,725	5,531	6,429
Amortization of intangibles	3,505	3,317	3,104
Amortization of debt issuance	221	203	213
Stock-based compensation expense	2,450	1,869	1,414
Provision for deferred income tax expense	2,052	1,328	2,620
Gain on sale of property, plant and equipment	(361)	(341)	(345)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,029)	(23,134)	3,876
Inventories	(25,991)	142	12,340
Rental equipment	(22,424)	(3,054)	315
Prepaid expenses and other	(583)	2,845	(5,634)
Trade accounts payable and accrued liabilities	4,130	11,688	(5,382)
Income taxes payable	(10,332)	2,357	2,908
Long term tax payable	(6,196)	12,478	—
Other assets and liabilities, net	302	(543)	2,132
Net cash provided by operating activities	12,910	70,804	75,784

Investing Activities
Acquisitions, net of cash acquired	—	(38,553)	(188)
Purchase of property, plant and equipment	(26,587)	(13,490)	(9,711)
Proceeds from sale of property, plant and equipment	1,341	767	1,293
Purchase of patents	(112)	—	(50)
Net cash used in investing activities	(25,358)	(51,276)	(8,656)

Financing Activities
Borrowings on bank revolving credit facility	159,000	143,000	79,000
Repayment on bank revolving credit facility	(134,000)	(153,000)	(153,000)
Principal payments on long-term debt and capital leases	216	(17)	(38)
Proceeds from issuance of long-term debt	—	—	48
Debt issuance cost	—	—	(593)
Dividends paid	(5,124)	(4,614)	(4,114)
Proceeds from exercise of stock options	2,552	2,397	1,369
Common stock repurchased	(436)	(166)	(19)
Net cash provided in financing activities	22,208	(12,400)	(77,347)

Effect of exchange rate changes on cash	(1,090)	1,452	90
Net change in cash and cash equivalents	8,670	8,580	(10,129)
Cash and cash equivalents at beginning of the year	25,373	16,793	26,922
Cash and cash equivalents at end of the year	$34,043	$25,373	$16,793
Cash paid during the year for:
Interest	$5,199	$5,217	$5,796
Income taxes	$30,295	$23,175	$16,637
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

The Company manages its business through three principal reporting segments: Industrial, Agricultural and European, which are discussed in Note 17.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2018 and December 31, 2017, there was no restricted cash.
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

See Note 8 to the Consolidated Financial Statements for more information regarding goodwill.

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

See Note 9 to the Consolidated Financial Statements for more information regarding intangible assets.

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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $11,145,000 and $9,413,000 on December 31, 2018 and December 31, 2017, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2018, 2017, and 2016 was approximately $11,773,000, $9,566,000 and $7,742,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $10,429,000, $9,849,000, and $8,847,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company's policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, available tax carry backs and tax planning strategies in making this assessment other than those which we have reserved. We have elected to treat the global intangible low-taxed income (GILTI) tax as a period expense.

We previously considered substantially all of the earnings in our foreign subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations as a result of TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign subsidiaries. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. GAAP requires recognition of a deferred tax liability in the reporting period in which its intent to no longer permanently reinvest its historical undistributed foreign earnings is made. There will generally be no U.S. federal taxes imposed on such future distributions of European foreign earnings.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions noted:

1.The risk-free rate is based on the U.S. Treasury rate over the expected life of the option at the time of the grant.
2.The dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of the grant.

3.The expected volatility factors are based on the historical movement of the Company’s common stock price over the expected life of the option.
4.The expected life is the average length of time in which officers, other employees, and non-employee directors are expected to exercise their options, and which are primarily based on historical experience.

 The Company calculated the fair value for options with the following weighted-average assumptions for 2018, 2017, and 2016:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2018	2017	2016

Risk-free interest rate	2.94%	2.23%	1.54%
Dividend yield	0.5%	0.5%	0.6%
Volatility factors	34.5%	37.6%	48.5%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

2. ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted on January 1, 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605. “Revenue Recognition,” and most industry-specific guidance. Effective January 1, 2018 the Company adopted the provisions of Topic 606 using the modified retrospective method of adoption. There was no impact to our financial position or results of operations as of and for the year ending December 31, 2018 as a result of adopting Topic 606. Therefore, there was no cumulative-effect adjustment to retained earnings as of January 1, 2018 for the impact of the adoption of Topic 606. See “Revenue Recognition” below for our accounting policy affected by our adoption of Topic 606.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance will become effective for us on January 1, 2019. As a lessee, this standard will primarily impact our accounting for long-term real estate and office equipment leases, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet. We will apply this guidance prospectively, beginning January 1, 2019 and currently estimate the impact on our balance sheet to be approximately $8 million. We are nearing completion of our process to implement a lease accounting system for our leases, including the conversion of our existing lease data to the new system and implementing relevant internal controls and procedures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses.  The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 18, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period in which the Tax Reform was enacted. During 2018, we revised our initial provisional amount recorded for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. For further information, see Note 13 to the consolidated financial statements.

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

Old Dominion Brush Company

On June 26, 2017, the Company completed the acquisition of Old Dominion Brush Company, Inc. ("Old Dominion"). Old Dominion manufactures and sells replacement brooms for street sweepers and leaf vacuum equipment. The primary reason for the Old Dominion acquisition was to increase the Company's presence in the sweeper market and broaden our product offerings. The acquisition price was approximately $18 million.

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

(in thousands, except per share amounts)	2018	2017	2016

Net income	$73,486	$44,315	$40,045

Average common shares:
Basic (weighted-average outstanding shares)	11,660	11,549	11,434
Dilutive potential common shares from stock options	101	133	131
Diluted (weighted-average outstanding shares)	11,761	11,682	11,565

Basic earnings per share	$6.30	$3.84	$3.50

Diluted earnings per share	$6.25	$3.79	$3.46

Stock options totaling 4,850 shares in 2018, 1,565 shares in 2017, and 21,491 shares in 2016 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2018
Reserve for sales discounts	$15,652	$91,082	$(48)	$(88,563)	$18,123
Reserve for inventory obsolescence	6,932	3,773	(116)	(3,395)	7,194
Reserve for warranty	5,335	5,815	(144)	(6,014)	4,992
2017
Reserve for sales discounts	$13,488	$82,724	$166	$(80,726)	$15,652
Reserve for inventory obsolescence	7,262	3,007	886	(4,223)	6,932
Reserve for warranty	5,262	7,224	567	(7,718)	5,335
2016
Reserve for sales discounts	$15,094	$77,126	$(109)	$(78,623)	$13,488
Reserve for inventory obsolescence	9,675	2,041	295	(4,749)	7,262
Reserve for warranty	5,566	7,867	(49)	(8,122)	5,262

Sales Discounts

On December 31, 2018, the Company had $18,123,000 in reserves for sales discounts compared to $15,652,000 on December 31, 2017 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

The Company reviews the reserve quarterly based on analysis made on each program outstanding at the time. The cost of these discounts is estimated based on historical experience and known changes in promotional programs and is reported as a reduction to sales when the product sale is recognized. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

Inventories – Obsolete and Slow Moving

The Company had a reserve of $7,194,000 on December 31, 2018 and $6,932,000 on December 31, 2017 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Industrial Division. The obsolete and slow moving inventory reserve is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts, though some components can have warranty for longer terms.

Warranty reserve, as a percentage of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a 90 day to six-month lag period. The Company’s historical experience is that an end-user takes approximately 90 days to six months from the receipt of the unit to file a warranty claim. A warranty reserve is established for each different marketing group.

The current liability warranty reserve balance was $4,992,000 on December 31, 2018 and $5,335,000 on December 31, 2017 and is included in Note 10.

6. INVENTORIES

      Inventories valued at LIFO represented 60% and 62% of total inventory for the years ended December 31, 2018 and 2017, respectively. The excess of current costs (market value) over LIFO-valued inventories was $10,646,000 and $7,919,000 on December 31, 2018 and December 31, 2017, respectively. Inventories consisted of the following on a cost basis, net of reserves for obsolescence and LIFO:

	December 31,
(in thousands)	2018	2017
Finished goods and parts	$149,298	$133,161
Work in process	12,732	10,243
Raw materials	14,600	12,164
Inventory, net	$176,630	$155,568

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2018	2017	Useful Lives
Land	$11,970	$9,920
Buildings and improvements	90,065	82,412	5-20 yrs.
Machinery and equipment	88,806	83,445	3-10 yrs.
Office furniture and equipment	10,290	8,153	3-7 yrs.
Computer software	11,410	12,500	3-7 yrs.
Transportation equipment	6,594	5,863	3 yrs.
Property, plant and equipment, at cost	219,135	202,293
Accumulated depreciation	(131,905)	(125,629)
Property, plant and equipment, net	$87,230	$76,664

8. GOODWILL

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2016, 2017, and 2018 are as follows:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2015	$56,293	$2,984	$16,232	$75,509
Translation adjustment	154	505	(1,343)	(684)
Balance at December 31, 2016	$56,447	$3,489	$14,889	$74,825
Translation adjustment	389	(27)	1,833	2,195
Goodwill acquired	4,846	2,895	—	7,741
Balance at December 31, 2017	$61,682	$6,357	$16,722	$84,761
Translation adjustment	(659)	(901)	(816)	(2,376)
Goodwill adjustment	84	774	—	858
Balance at December 31, 2018	$61,107	$6,230	$15,906	$83,243

9. DEFINITE- AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite- and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2018	December 31, 2017
Definite:
Trade names and trademarks	25 years	$23,938	$25,574
Customer and dealer relationships	10-14 years	32,260	31,356
Patents and drawings	3-12 years	2,061	1,982
Total at cost		58,259	58,912
Less accumulated amortization		(14,902)	(11,540)
Total net		43,357	47,372
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$48,857	$52,872

The Company's net carrying value at December 31, 2018 of intangible assets with definite useful lives consists of trade names and trademarks at $19,721,000, customer and dealer relationships at $22,334,000, and patents and drawings at $1,302,000. As of December 31, 2018, the related accumulated amortization balance for the definite- lived assets were $4,217,000 for trade names and trademarks, $9,926,000 for customer and dealer relationships, and $759,000 for patents and drawings. The Company estimates amortization expense to be $3,500,000 for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000.

10. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2018	2017
Salaries, wages and bonuses	$22,598	$25,100
Taxes	6,621	3,463
Warranty	4,992	5,335
Retirement Provision	2,646	2,792
Customer Deposits	2,520	200
Other	4,408	3,564
Accrued Liabilities	$43,785	$40,454

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires or permits certain assets or liabilities to be measured at fair value on a recurring or non recurring basis in our balance sheets. U.S. GAAP also requires the disclosure of the fair values of financial instruments when on option to elect fair value accounting has been provided, but such election has not been made. A debt obligation is an example of such a financial instrument.

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2018 and 2017, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Other than the investments held by the retirement benefit plans, as described in Note 16 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The carrying value of our debt approximates the fair value as of December 31, 2018 and 2017, as our borrowings bear interest based upon short-term floating market interest rates. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

12. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2018	2017
Bank revolving credit facility	$85,000	$60,000
Capital lease obligations	298	—
Other notes payable	—	82
Total debt	85,298	60,082
Less current maturities	119	82
Total long-term debt	$85,179	$60,000

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("Agreement"). The aggregate commitments from lenders under this Agreement are $250,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires us to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio, and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties, and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the revolving credit facility is December 20, 2021. As of December 31, 2018, $85,000,000 was outstanding under the Agreement. On December 31, 2018, $1,388,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $163,612,000 in available borrowings.

The aggregate maturities of long-term debt, as of December 31, 2018, are as follows: $119,000 in 2019; $94,000 in 2020; $85,064,000 in 2021; $21,000 in 2022 and zero thereafter.

13. INCOME TAXES

Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("TCJA") that instituted fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code").

We reflected an overall income tax liability of $10.2 million for the year ended December 31, 2017 with respect to TCJA as a result of remeasuring our U.S. deferred tax assets and liabilities using the 21% rate and recognizing a one-time transition tax charge on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries. Due to the significant and complex changes to the Code from the TCJA, the SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," (SAB 118). SAB 118 provides measurement period for up to one year for adjustments to be made to account for the effects of the TCJA. The Company reflected the income tax effects of those aspects of TCJA for which the accounting was complete. To the extent the Company’s accounting for certain income tax effects of TCJA was incomplete but the Company was able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. For those items where a reasonable estimate could not be made, a provisional amount was not recorded and the Company continued to apply the provisions of the tax laws that were in effect immediately before the enactment of TCJA.

During 2018, we revised our initial provisional amount recorded for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. The transition tax liability on the deemed repatriation decreased $4.2 million, primarily as a result of additional analysis performed over our historical foreign earnings and foreign source income which provided increased ability to credit foreign taxes associated with the deemed repatriation. In addition, adjustments to deferred assets and liabilities recorded upon the filing of our 2017 federal income tax return resulted in a $1.2 million expense from the rate change.

Income Statement Components

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2018	2017	2016
Income before income taxes:
Domestic	$66,858	$61,329	$44,446
Foreign	27,673	21,038	17,743
	$94,531	$82,367	$62,189

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2018	2017	2016
Current:
Domestic	$6,771	$26,713	$11,958
Foreign	7,391	6,222	5,491
State	4,831	3,789	2,075
	18,993	36,724	19,524
Deferred:
Domestic	2,542	1,711	1,580
Foreign	(390)	(155)	934
State	(100)	(228)	106
	2,052	1,328	2,620
Total income taxes	$21,045	$38,052	$22,144

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes consists of the following:

	December 31,
(in thousands)	2018	2017	2016
Income tax expense at statutory rates	$19,851	$28,828	$21,766
Increase (reduction) from:
Jurisdictional rate differences	719	(1,863)	(1,936)
Valuation allowance	(267)	308	1,731
Stock based compensation	(205)	(778)	275
U.S. state taxes	3,917	2,463	1,295
Domestic production deduction	—	(1,039)	(618)
R&D credit	(531)	(500)	(329)
GILTI	673	—	—
Other, net	219	397	(40)
Provision for income taxes before tax reform	$24,376	$27,816	$22,144
Effective tax rate before effects of tax reform	26%	34%	36%

Tax Reform:
Rate change of deferreds	1,200	(3,334)	—
Transition tax on deemed repatriation	(4,531)	13,104	—
Other	—	466	—
Impact of tax reform	$(3,331)	$10,236	$—

Provision for income tax	$21,045	$38,052	$22,144
Effective tax rate	22%	46%	36%

Deferred Income Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2018	2017
Deferred income tax assets:
Inventory basis difference	$1,825	$571
Accounts receivable reserve	251	310
Rental equipment and Property, plant and equipment	56	4
Stock based compensation	672	549
Pension liability	3,204	2,859
Employee benefit accrual	1,911	2,193
Product liability and warranty reserves	1,294	1,211
Foreign net operating loss	4,164	4,266
State net operating loss	148	286
Foreign tax credit	—	4,106
Other	(156)	216

Total deferred income tax assets	$13,369	$16,571
Less: Valuation allowance	(3,696)	(8,519)

Net deferred income tax assets	$9,673	$8,052

Deferred income tax liabilities:
Rental equipment and Property, plant and equipment	(9,928)	(7,477)
Intangible assets	(8,944)	(7,064)
Expenses not currently deductible for book purposes	(749)	(887)

Total deferred income tax liabilities	$(19,621)	$(15,428)

Net deferred income taxes	$(9,948)	$(7,376)

As of December 31, 2018, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $9,499,000 with an unlimited carry-forward period, and $5,100,000 with a carry-forward expiring in 2035. The Company also has U.S. state net operating loss carry-forwards in the amount of $4,602,000 which will expire between 2019 and 2029.

We have recorded a valuation allowance as of December 31, 2018 and 2017 due to uncertainties related to our ability to utilize some of the deferred income tax assets, primarily consisting of international operating losses and foreign tax credits generated by the transition tax, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. During 2018, the valuation allowance decreased $4.8 million, primarily due to $4.1 million of foreign tax credits that the company was able to utilize to offset foreign source income and reduce the one-time transition tax.

Unrecognized Tax Benefits

Unrecognized tax benefits in the amount of $236,000 and $234,000 for 2018 and 2017, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
	2018	2017
Balance as of beginning of year	$234,000	$235,000
Additions for tax positions related to the current year	63,000	62,000
Additions for tax positions related to prior years	—	—
Reduction due to lapse of statute of limitations	(61,000)	(63,000)
Balance as of end of year	$236,000	$234,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2018, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2013 through 2018. The Company’s open tax years for its foreign income tax returns are for the tax years ended 2011 through 2018. The Company is currently under audit for tax years 2014 and 2015 for the State of New York and for tax year 2011 and 2016 for certain subsidiaries in Canada.

The Company previously considered substantially all of the earnings in our foreign subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign affiliates. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. There will generally be no U.S. corporate taxes imposed on such future distributions of foreign earnings or foreign withholding and other local taxes. For the amounts we continue to assert permanent reinvestment, if the amounts were distributed, the company would be subject to approximately $3,326,000 in withholding taxes.

14. COMMON STOCK

On December 19, 2018, the Board of Directors of the Company declared a quarterly dividend of $.12 per share which was paid on January 29, 2019 to holders of record as of January 17, 2019.  The Company also announced a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $30 million of its outstanding common stock.

15. STOCK OPTIONS

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2018		2017		2016
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	172,875	$43.91	220,820	$37.39	254,195	$34.64
Granted	9,500	92.50	10,750	83.99	21,000	54.87
Exercised	(41,205)	34.89	(54,945)	24.83	(43,775)	26.59
Canceled	(1,000)	54.49	(3,750)	54.57	(10,600)	50.68
Options outstanding at end of year	140,170	49.78	172,875	43.91	220,820	37.39
Options exercisable at end of year	96,320	$41.56	111,875	$36.44	136,220	$29.66
Options available for grant at end of year	336,450		344,950		353,450
*Weighted Averages

 Options outstanding and exercisable at December 31, 2018 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $24.69	6,000	0.53	$13.66	6,000	$13.66
$26.45 - $42.70	54,520	3.58	$35.83	54,520	$35.83
$49.44 - $83.99	70,150	6.56	$57.92	35,800	$54.96
$92.50 - $92.50	9,500	9.36	$92.50	—	$—
Total	140,170			96,320
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2018, 2017, and 2016 were $38.77, $36.00 and $27.48, respectively. Stock option expense was $482,000, $597,000 and $787,000 for years ending 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $816,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2018	2017	2016
Options available for grant at end of year	146,075	176,294	207,608

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2018		2017		2016
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	67,000	$42.43	112,400	$34.48	127,300	$32.05
Granted	—	—	—	—	—	—
Exercised	(26,800)	41.61	(45,400)	22.73	(14,900)	13.73
Canceled	—	—	—	—	—	—
Options outstanding at end of year	40,200	42.99	67,000	42.43	112,400	34.48
Options exercisable at end of year	34,400	$41.21	50,400	$39.86	85,000	$29.61
*Weighted Averages

 Options outstanding and exercisable as of December 31, 2018 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$11.45 - $24.69	8,000	0.36	$11.45	8,000	$11.45
$26.45 - $42.70	3,200	2.36	26.45	3,200	26.45
$49.44 - $83.99	29,000	5.37	$53.51	23,200	$53.51
Total	40,200			34,400
*Weighted Averages

There were no options granted in 2016, 2017 or 2018. Stock option expense was $22,000, $22,000 and $27,000 for years ending 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $8,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2018, 2017, and 2016, 26,800, 45,400, and 14,900 non-qualified options were exercised, respectively, $1,115,000, $1,032,000, and $205,000 of cash receipts were received, respectively, and tax deductions of zero, zero, and $657,000 were realized, respectively, for the tax deductions from option exercises.

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards for the periods indicated:

	2018		2017		2016
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Options outstanding at beginning of year	63,052	$70.08	45,621	$54.58	32,616	$53.31
Granted	35,300	92.50	33,620	84.34	27,440	55.17
Exercised	(22,266)	66.91	(16,189)	56.03	(11,909)	52.67
Canceled	(450)	83.99	—	—	(2,526)	53.57
Options outstanding at end of year	75,636	81.39	63,052	70.08	45,621	54.58
*Weighted Averages

Restricted stock awards vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2018, 2017, and 2016 was 2.53, 2.69 and 2.89, respectively. Compensation expense was $1,946,000, $1,250,000 and $600,000 for years ending 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $4,825,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

16. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 252 former employees and 67 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

 The following table sets forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to the plan. The measurement dates of the assets and liabilities of the plan were December 31 of the respective years presented.

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2018	2017
Change in projected benefit obligation
Benefit obligation at beginning of year	$21,552	$20,787
Service cost	4	4
Interest cost	757	831
Liability actuarial (gain) loss	(1,270)	866
Benefits paid	(993)	(936)
Benefit obligation at end of year	20,050	21,552
Change in fair value of plan assets
Fair value of plan assets at beginning of year	20,327	17,858
Return on plan assets	(1,228)	2,505
Employer contributions	—	900
Benefits paid	(993)	(936)
Fair value of plan assets at end of year	18,106	20,327
Funded status	(1,944)	$(1,225)

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

The underfunded status of the plan of $1,944,000 and $1,225,000 as of December 31, 2018 and 2017, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

 In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2018	2017
Discount rate	4.20%	3.60%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2018	2017
Discount rate	3.60%	4.10%
Long-term rate of return on plan assets	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A

The Company employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and re-balancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2018	2017
Service cost	$4	$4
Interest cost	757	831
Expected return on plan assets	(1,454)	(1,275)
Amortization of net loss	346	433
Net periodic benefit cost	$(347)	$(7)

 The Company estimates that $542,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs during 2019.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalization. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. Our current asset allocations are consistent with our targeted allocations.

 The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 are as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2018	2017
Equity securities	55%	55%
Debt securities	38%	38%
Short-term investments	2%	2%
Other	5%	5%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,176	$1,176	$—	$—
Large Cap	2,618	2,618	—	—
International	2,051	2,051	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	2,532	—	2,532	—
Wells Fargo BlackRock International Equity	765	—	765	—
Wells Fargo Core Bond	1,266	—	1,266	—
Wells Fargo/Causeway International	766	—	766	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,026	—	1,026	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,025	—	1,025	—
Wells Fargo Multi-Manager Small Cap	1,246	—	1,246	—
Wells Fargo BlackRock Russell 2000 Index Fund	573	—	573	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	641	—	641	—
Wells Fargo/MFS Value CIT F	516	—	516	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	516	—	516	—
Wells Fargo/T. Rowe Price Equity Income	515	—	515	—
Wells Fargo Voya Large Cap Growth CIT F	516	—	516	—

Cash & Short-term Investments	358	358	—	—
Total	$18,106	$6,203	$11,903	$—

(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,321	$1,321	$—	$—
Large Cap	2,930	2,930	—	—
International	2,300	2,300	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	2,845	—	2,845	—
Wells Fargo BlackRock International Equity	859	—	859	—
Wells Fargo Core Bond	1,416	—	1,416	—
Wells Fargo/Causeway International	861	—	861	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,146	—	1,146	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,146	—	1,146	—
Wells Fargo Multi-Manager Small Cap	1,387	—	1,387	—
Wells Fargo BlackRock Russell 2000 Index Fund	636	—	636	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	715	—	715	—
Wells Fargo/MFS Value CIT F	578	—	578	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	577	—	577	—
T. Rowe Price Equity Income	577	—	577	—
Wells Fargo Voya Large Cap Growth CIT F	577	—	577	—

Cash & Short-term Investments	456	456	—	—
Total	$20,327	$7,007	$13,320	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2018 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2018. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2019	$1,151
2020	1,170
2021	1,233
2022	1,269
2023	1,283
Years 2024 through 2028	6,417

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

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancy.  The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2018, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2018 and 2017, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2018	2017
Benefit obligation at January 1,	$5,945	$5,387
Service cost	249	198
Interest cost	248	204
Liability actuarial loss (gain)	(328)	247
Benefits paid	(98)	(91)
Plan amendments	1,430	—
Benefit obligation at December 31,	$7,446	$5,945

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2018	2017
Service cost	$249	$198
Interest cost	248	204
Amortization of prior service cost	501	406
Net periodic benefit cost	$998	$808

The Company estimates that $317,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2019.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2018	2017
Discount rate	4.10%	3.45%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2018	2017
Discount rate	3.45%	3.85%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2019	$375
2020	397
2021	405
2022	499
2023	504
Years 2024 through 2028	3,255

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $418,000, $408,000, and $435,000 to the IAM Plan for the plan years ended December 31, 2018, 2017 and 2016, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2018, 2017 and 2016 were $2,340,000, $1,942,000, and $1,900,000, respectively.

 Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $850,000, $716,000, and $735,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

17. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type.  Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2018	2017	2016
Net Sales
Wholegoods	$802,403	$714,862	$663,331
Parts	186,979	182,412	167,411
Other	19,440	15,106	14,006
Consolidated	$1,008,822	$912,380	$844,748

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenues and income from operations by reporting segment for the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Net Revenue
Industrial	$598,930	$522,706	$484,088
Agricultural	235,069	227,389	205,834
European	174,823	162,285	154,826
Consolidated	$1,008,822	$912,380	$844,748

Income from Operations
Industrial	$64,213	$51,914	$35,984
Agricultural	22,649	24,059	20,720
European	14,226	12,765	10,916
Consolidated	$101,088	$88,738	$67,620

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Goodwill
Industrial	$61,107	$61,682
Agricultural	6,230	6,357
European	15,906	16,722
Consolidated	$83,243	$84,761

Identifiable Assets
Industrial	$421,539	$369,271
Agricultural	162,548	141,023
European	137,546	129,377
Consolidated	$721,633	$639,671

18. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include Europe, Canada and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2018	2017	2016
Net sales	$297,246	$254,144	$232,291
Income from operations	28,301	23,110	18,544
Income before income taxes	29,254	22,476	18,720
Identifiable assets	244,888	227,758	167,990

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2018	2017	2016
Geographic net sales:
United States	$726,582	$663,600	$615,028
United Kingdom	51,043	44,416	45,184
France	90,956	86,443	79,070
Canada	62,077	52,332	48,357
Australia	9,055	12,778	13,580
Brazil	16,829	9,321	2,665
Other	52,280	43,490	40,864
Total net sales	$1,008,822	$912,380	$844,748
Geographic location of long-lived assets:
United States	$191,958	$171,048	$166,707
United Kingdom	19,270	18,948	16,254
France	18,650	19,324	16,772
Canada	21,647	24,302	19,435
Australia	815	917	1,401
Brazil	15,701	11,558	3,621
Total long-lived assets	$268,041	$246,097	$224,190

Net sales are attributed to countries based on the location of customers.

19. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under various operating and capital leases, which generally are expected to be renewed or replaced by other leases.  As of December 31, 2018, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases	Capitalized Leases
2019	$3,310	$119
2020	2,453	94
2021	1,308	64
2022	743	21
2023	419	—
Thereafter	79	—
Total minimum lease payments	$8,312	$298

Rental expense for operating leases was $5,087,000 for 2018, $4,788,000 for 2017, and $4,060,000 for 2016.

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

20. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2018 and 2017 are presented below. Seasonal influences affect the Company’s sales and profits, with heavier business occurring in May through August.
(in thousands, except per share amounts)

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth(1)
Sales	$238,087	$257,125	$257,572	$256,038	$215,389	$213,276	$240,455	$243,260
Gross profit	60,257	66,454	66,772	62,632	54,164	54,679	64,939	60,911
Net income	14,583	18,771	23,543	16,589	12,167	12,316	16,592	3,240
Earnings per share
Diluted	$1.24	$1.60	$2.00	$1.41	$1.05	$1.05	$1.42	$0.27
Average shares
Diluted	11,739	11,759	11,777	11,768	11,620	11,671	11,708	11,727
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10
Market price of common stock
High	$120.22	$118.93	$102.29	$93.45	$79.50	$92.67	$107.69	$119.50
Low	$103.38	$88.60	$88.13	$72.85	$71.20	$71.72	$86.80	$104.87
(1) The Net income for the fourth quarter of 2017 includes a one-time charge of $10.1 million relating to the U.S. tax reform act.

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

21. SUBSEQUENT EVENTS
On February 21, 2019, the Company announced that it entered into an agreement to acquire 100% of the outstanding capital shares of Dutch Power Company B.V. (“Dutch Power”), a privately held equipment manufacturer based in the Netherlands. Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines and attachments under several different brand names including Herder, Conver, Roberine, Votex and Precision Makers. The acquisition is expected to close in the first quarter of 2019.