Form 10-Q
period 2019-03-31
ALAMO GROUP INC
filed 2019-05-01
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

830-379-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value	ALG	New York Stock Exchange
$.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At  April 26, 2019, 11,751,974 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2019 and December 31, 2018

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2019 and March 31, 2018

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2019 and March 31, 2018

	Interim Condensed Consolidated Statement of Stockholders' Equity	6
	Three Months Ended March 31, 2019 and March 31, 2018

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2019 and March 31, 2018

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$39,023	$34,043
Accounts receivable, net	269,785	228,098
Inventories, net	211,355	176,630
Prepaid expenses and other current assets	6,906	5,327
Income tax receivable	4,918	8,745
Total current assets	531,987	452,843

Rental equipment, net	49,342	43,978

Property, plant and equipment	236,692	219,135
Less: Accumulated depreciation	(134,955)	(131,905)
Total property, plant and equipment, net	101,737	87,230

Goodwill	88,821	83,243
Intangible assets, net	63,568	48,857
Deferred income taxes	1,893	1,783
Other non-current assets	14,905	3,699

Total assets	$852,253	$721,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$70,251	$54,083
Income taxes payable	2,019	2,865
Accrued liabilities	42,490	43,785
Current maturities of long-term debt and finance lease obligations	134	119
Total current liabilities	114,894	100,852

Long-term debt and finance lease obligations, net of current maturities	180,234	85,179
Long-term tax liability	6,378	6,120
Deferred pension liability	1,832	1,944
Other long-term liabilities	13,127	8,436
Deferred income taxes	14,304	11,731

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,673,838 and 11,662,688 outstanding at March 31, 2019 and December 31, 2018, respectively	1,167	1,166
Additional paid-in-capital	109,285	108,422
Treasury stock, at cost; 57,600 and 42,600 shares at March 31, 2019 and December 31, 2018, respectively	(1,916)	(426)
Retained earnings	456,889	443,040
Accumulated other comprehensive loss	(43,941)	(44,831)
Total stockholders’ equity	521,484	507,371

Total liabilities and stockholders’ equity	$852,253	$721,633

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

Net sales:
Industrial	$158,425	$132,167
Agricultural	53,173	58,647
European	50,336	47,273
Total net sales	261,934	238,087
Cost of sales	198,626	177,830
Gross profit	63,308	60,257

Selling, general and administrative expenses	40,702	38,896
Income from operations	22,606	21,361

Interest expense	(1,450)	(1,337)
Interest income	173	100
Other expense, net	(389)	(134)
Income before income taxes	20,940	19,990
Provision for income taxes	5,687	5,407
Net Income	$15,253	$14,583

Net income per common share:
Basic	$1.30	$1.26
Diluted	$1.30	$1.24
Average common shares:
Basic	11,698	11,606
Diluted	11,777	11,739

Dividends declared	$0.12	$0.11

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$15,253	$14,583
Other comprehensive income:
Foreign currency translation adjustments	720	3,117
Net gain on pension and other post-retirement benefits	215	195
Other comprehensive income before income tax expense	935	3,312
Income tax expense related to items of other comprehensive income	(45)	(69)
Other comprehensive income	890	3,243
Comprehensive income	$16,143	$17,826

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Net income	—	—	—	—	15,253	—	15,253
Translation adjustment	—	—	—	—	—	720	720
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	170	170
Stock-based compensation	—	—	627	—	—	—	627
Common stock repurchase	(15)	—	—	(1,490)	—	—	(1,490)
Exercise of stock options	11	1	236	—	—	—	237
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at March 31, 2019	11,616	$1,167	$109,285	$(1,916)	$456,889	$(43,941)	$521,484

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	14,583	—	14,583
Translation adjustment	—	—	—	—	—	3,117	3,117
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	126	126
Stock-based compensation	—	—	458	—	—	—	458
Exercise of stock options	9	—	266	—	—	—	266
Dividends paid ($0.11 per share)	—	—	—	—	(1,276)	—	(1,276)
Balance at March 31, 2018	11,543	$1,158	$104,588	$(426)	$387,985	$(26,923)	$466,382

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating Activities
Net income	$15,253	$14,583
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(24)	(94)
Depreciation - Property, plant and equipment	3,338	3,135
Depreciation - Rental equipment	2,088	1,405
Amortization of intangibles	855	881
Amortization of debt issuance costs	55	55
Stock-based compensation expense	627	458
Provision for deferred income tax expense	1,865	930
Gain on sale of property, plant and equipment	(180)	(17)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,936)	(27,998)
Inventories	(17,098)	(12,291)
Rental equipment	(7,453)	(5,663)
Prepaid expenses and other assets	(1,472)	(1,765)
Trade accounts payable and accrued liabilities	1,563	(1,483)
Income taxes payable	2,925	(386)
Long-term tax payable	258	—
Other assets and long-term liabilities	(25)	104
Net cash used in operating activities	(32,361)	(28,146)

Investing Activities
Acquisitions, net of cash acquired	(50,477)	—
Purchase of property, plant and equipment	(5,284)	(7,645)
Proceeds from sale of property, plant and equipment	472	97
Net cash used in investing activities	(55,289)	(7,548)

Financing Activities
Borrowings on bank revolving credit facility	103,000	90,000
Repayments on bank revolving credit facility	(8,000)	(3,000)
Principal payments on finance leases	(37)	—
Dividends paid	(1,404)	(1,276)
Proceeds from exercise of stock options	237	266
Cost of common stock repurchased	(1,490)	—
Net cash provided by financing activities	92,306	85,990

Effect of exchange rate changes on cash and cash equivalents	324	181
Net change in cash and cash equivalents	4,980	50,477
Cash and cash equivalents at beginning of the year	34,043	25,373
Cash and cash equivalents at end of the period	$39,023	$75,850

Cash paid during the period for:
Interest	$1,061	$1,123
Income taxes	2,814	5,066
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2019

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the "2018 10-K").

Accounting Pronouncements Adopted on January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for long-term real estate and equipment leases, for which we recognized right-of-use assets of $7,747,000 and a corresponding lease liability of $7,868,000 on our consolidated balance sheet. As a lessee, this standard primarily impacted our accounting for long-term real estate and equipment leases, for which we recognized a right-of-use asset and a corresponding lease liability on our consolidated balance sheet.

We adopted these provisions on January 1, 2019 using the optional transition method that permits us to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases." We did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to not account for lease and non-lease components separately for most of our asset classes and to exclude leases with an initial term of 12 months or less from the right-of-use assets and liabilities. Adoption of the standards had no impact on results of operations or liquidity.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

2. Accounting Policies

Leases

The following policy resulted from our adoption of the provisions of ASC Topic 842, “Leases,” effective January 1, 2019, as described above in “Accounting Pronouncements Adopted on January 1, 2019.”

If we determine that an arrangement is or contains a lease, we recognize a right-of-use (ROU) asset and lease liability at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have elected to not account for the lease and non-lease components separately for most of our asset classes with the exception of real-estate. We have also elected to exclude all lease agreements with an initial term of 12 months or less from the lease recognition requirements.

3.  Business Combinations

On March 4, 2019, the Company acquired 100 percent of the issued and outstanding equity interests of Dutch Power Company B.V. ("Dutch Power"). Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines primarily in Europe. The primary reason for the Dutch Power acquisition was to enhance the Company's platform for growth by increasing both the Company's product portfolio and capabilities in the European market.  The acquisition price was approximately $53 million and has not yet been finalized.

The Company has included the operating results of Dutch Power in its consolidated financial statements since the acquisition. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete. The following are the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$87
Accounts receivable	6,278
Inventory	17,498
Prepaid and other assets	3,564
Property, plant and equipment	12,828
Intangible assets	15,787
Other liabilities assumed	(9,082)

Net assets assumed	$46,960

Goodwill	5,651
Acquisition Price	$52,611

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At March 31, 2019 the Company had $20,741,000 in reserves for sales discounts compared to $18,123,000 at December 31, 2018 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales of the Company's agricultural products sold during the first three months of 2019.

5.  Inventories

Inventories valued at LIFO cost represented 54% and 60% of total inventory at March 31, 2019 and December 31, 2018, respectively. The excess of current cost over LIFO valued inventories was approximately $10,646,000 at March 31, 2019 and December 31, 2018. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Finished goods	$178,413	$149,298
Work in process	17,675	12,732
Raw materials	15,267	14,600
Inventories, net	$211,355	$176,630

Inventory obsolescence reserves were $7,162,000 at March 31, 2019 and $7,194,000 at December 31, 2018.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $12,463,000 and $11,145,000 at March 31, 2019 and December 31, 2018, respectively. The Company recognized depreciation expense of $2,088,000 and $1,405,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2019 and December 31, 2018, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Definite and Indefinite-lived Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2019:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2018	$61,107	$6,230	$15,906	$83,243
Translation adjustment	170	(53)	(190)	(73)
Goodwill acquired	—	—	5,651	5,651
Balance at March 31, 2019	$61,277	$6,177	$21,367	$88,821

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2019	December 31, 2018
Definite:
Trade names and trademarks	25 years	$32,940	$23,938
Customer and dealer relationships	10-14 years	34,354	32,260
Patents and drawings	3-12 years	6,562	2,061
Total at cost		73,856	58,259
Less accumulated amortization		(15,788)	(14,902)
Total net		58,068	43,357
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$63,568	$48,857

The Company recognized amortization expense of $855,000 and $881,000 for the three months ending March 31, 2019 and 2018, respectively,.

As of March 31, 2019, the Company had $63,568,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Current Maturities:
Finance lease obligations	$134	$119
	134	119
Long-term debt:
Bank revolving credit facility	180,000	85,000
Finance lease obligations	234	179
	180,234	85,179
Total debt	$180,368	$85,298

As of March 31, 2019, $3,188,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $66,812,000 in available borrowings.

10.  Common Stock and Dividends

  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2019	2018

Dividends declared	$0.12	$0.11
Dividends paid	$0.12	$0.11

On April 2, 2019, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.12 per share, which was paid on April 29, 2019, to shareholders of record at the close of business on April 16, 2019.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2019	2018
Net Income	$15,253	$14,583
Average Common Shares:
Basic (weighted-average outstanding shares)	11,698	11,606
Dilutive potential common shares from stock options	79	133
Diluted (weighted-average outstanding shares)	11,777	11,739

Basic earnings per share	$1.30	$1.26
Diluted earnings per share	$1.30	$1.24

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2019	2018

Net Sales
Wholegoods	$207,771	$187,929
Parts	48,255	46,433
Other	5,908	3,725
Consolidated	$261,934	$238,087

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2019	2018

Net Sales
United States	$185,313	$165,177
France	25,935	24,927
Canada	13,944	14,234
United Kingdom	13,798	13,443
Brazil	4,273	5,460
Netherlands	2,674	1,289
Australia	2,496	2,382
Chile	2,195	1,120
Other	11,306	10,055
Consolidated	$261,934	$238,087

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2019:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Sales
Industrial	$158,425	$132,167
Agricultural	53,173	58,647
European	50,336	47,273
Consolidated	$261,934	$238,087

Income from Operations
Industrial	$16,472	$11,800
Agricultural	2,172	5,253
European	3,962	4,308
Consolidated	$22,606	$21,361

(in thousands)	March 31, 2019	December 31, 2018
Goodwill
Industrial	$61,277	$61,107
Agricultural	6,177	6,230
European	21,367	15,906
Consolidated	$88,821	$83,243

Total Identifiable Assets
Industrial	$451,549	$421,539
Agricultural	184,495	162,548
European	216,209	137,546
Consolidated	$852,253	$721,633

13.  Contingent Matters

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

14.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases.  As of March 31, 2019, the components of lease cost were as follows:

Components of Lease Cost
Three Months Ended March 31,
(in thousands)	2019
Finance lease cost:
Amortization of right-of-use assets	$31
Interest on lease liabilities	2
Operating lease cost	1,024
Short-term lease cost	52
Variable lease cost	105
Total lease cost	$1,214
Rent expense for March 31, 2018 was immaterial.

Maturities of lease liabilities were as follows:

Future Minimum Lease Payments
	March 31, 2019		December 31, 2018
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Capital Leases
2019	$3,494	$144	$3,310	$125
2020	2,408	101	2,453	97
2021	1,221	74	1,308	62
2022	758	31	743	24
2023	361	17	419	1
Thereafter	29	26	79	—
Total minimum lease payments	$8,271	$393	$8,312	$309
Less imputed interest	(385)	(25)	—	(11)
Total lease liabilities	$7,886	$368	$8,312	$298

As of March 31, 2019, we have an additional operating lease, primarily for a building that has not yet commenced of $627,000. This operating lease will commence in fiscal year 2019 with a lease term of 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
Three Months Ended March 31,
(in thousands)	2019
Other non-current assets	$7,777

Accrued liabilities	3,300
Other long-term liabilities	4,586
Total operating lease liabilities	$7,886

Finance Leases
Three Months Ended March 31,
(in thousands)	2019
Property, plant and equipment, gross	$627
Accumulated Depreciation	(270)
Property, plant and equipment, net	$357

Current maturities of long-term debt and finance lease obligations	$134
Long-term debt and finance lease obligations, net of current maturities	234
Total finance lease liabilities	$368

Weighted Average Remaining Lease Term
Operating leases	2.86 years
Finance leases	3.73 years
Weighted Average Discount Rate
Operating leases	3.18%
Finance leases	3.31%

Supplemental Cash Flow information related to leases was as follows:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3
Operating cash flows from operating leases	982
Financing cash flows from finance leases	37

15.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension expense was $23,000 and pension income was $87,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company is not required to contribute to the pension plans for the 2019 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of March 31, 2019, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended March 31, 2019 and 2018 was $214,000 and $212,000 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2019	2018

Industrial	60.5%	55.5%
Agricultural	20.3%	24.6%
European	19.2%	19.9%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2019	2018

Gross profit	24.2%	25.3%
Income from operations	8.6%	9.0%
Income before income taxes	8.0%	8.4%
Net income	5.8%	6.1%

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

For the first three months of 2019, the Company's net income increased by approximately 4.6% when compared to the same period in 2018. This increase was the result of improved sales growth in the Company's Industrial Division and, to a lesser extent, the acquisition of Dutch Power Company B.V. ("Dutch Power") completed in early March of 2019. Negatively affecting the Company's performance during the first quarter of 2019 was the continued soft market conditions in the agricultural market, which impacted our North American agricultural sales. Also, while higher material costs hurt profitability during the first three months of 2019, pricing actions and lower steel costs began to ease the negative impact on our margins toward the end of the first quarter.

The Company's Industrial Division experienced a 19.9% increase in sales for the first three months of 2019 compared to the same period in 2018. Sales across all Industrial product groups outperformed during the first three months of 2019 compared to the first three months of 2018. Agricultural sales were down in the first three months of 2019 by 9.3% compared to the first three months of 2018 as a result of weak demand for our products due to soft agricultural market conditions and declining farm incomes.  Also negatively impacting results was a shutdown of the Division's largest manufacturing facility for several days to install an upgrade to its paint system.  European sales for the first three months of 2019 were up in U.S. dollars by 6.5% compared to the same period in 2018 mainly due to the acquisition of Dutch Power. Excluding Dutch Power, sales in local currency were up during the first quarter of

2019 compared to the same time in 2018, but were negatively affected by changes due to currency translation. Consolidated income from operations was $22.6 million in the first three months of 2019 compared to $21.4 million for the first three months of 2018. The Company's backlog increased 8.4% to $257.8 million at the end of the first quarter of 2019 versus the backlog of $237.8 million at the end of the first quarter of 2018. The increase in the Company's backlog was attributable to greater demand for our products, specifically in the Company's Industrial Division and from the acquisition of Dutch Power partially offset by lower new orders in the Company's Agricultural and European Divisions.

The Company is cautiously optimistic about its outlook for the remainder of 2019, but we continue to face several ongoing challenges. The Company has seen increases in raw material, freight, tariff surcharges and other input costs including labor, at rates above those experienced in recent years though some of these inflationary pressures appear to be easing in the near term. Stronger overall demand continues to create longer lead times for certain key components of our products, such as truck chassis. The Company also continue to be impacted by a tight labor market and difficulties in hiring and retaining skilled workers. Additional tariffs, future changes in tariff regulations and ongoing trade disputes could further impact the business by increasing the cost of items used in the manufacturing of our products and by softening sales of our products to certain of our customers who may be impacted directly or indirectly by increasing tariffs and other negative effects resulting from trade disputes. The Company may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").”

Results of Operations

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Net sales for the first quarter of 2019 were $261,934,000, an increase of $23,847,000 or 10.0% compared to $238,087,000 for the first quarter of 2018.  The increase in sales was mainly attributable to strong demand for our products in the Company's Industrial Division as well as $3,613,000 of net sales from the acquisition of Dutch Power.

Net Industrial sales increased by $26,258,000 or 19.9% to $158,425,000 for the first quarter of 2019 compared to $132,167,000 during the same period in 2018. The increase was attributable to increased sales across all product groups within the Division.

Net Agricultural sales were $53,173,000 in the first quarter of 2019 compared to $58,647,000 for the same period in 2018, a decrease of $5,474,000 or 9.3%. The decrease was primarily the result of weak market conditions which limited sales growth in both equipment and replacement parts and lower farm incomes which have been negatively impacted by lower crop prices as well as tariffs. A shutdown in the Division's largest manufacturing facility to install an upgrade to its paint system also negatively impacted sales in this quarter.

Net European sales for the first quarter of 2019 were $50,336,000, an increase of $3,063,000 or 6.5% compared to $47,273,000 during the first quarter of 2018.  The increase was primarily driven by the acquisition of Dutch Power which added $3,613,000 of net sales during the quarter. Excluding Dutch Power, sales were down $550,000, a decrease of 1.2%. Excluding Dutch Power, sales in local currency were up during the first quarter of 2019 compared to the same time in 2018, but were negatively affected by changes due to currency translation.

Gross profit for the first quarter of 2019 was $63,308,000 (24.2% of net sales) compared to $60,257,000 (25.3% of net sales) during the same period in 2018, an increase of $3,051,000.  The increase in gross profit during the first quarter of 2019 was primarily due to improved sales in the Company's Industrial Division and to a lesser extent the acquisition of Dutch Power, which more than offset the profit decline in the Agricultural and European Divisions. Negatively affecting both gross profit and gross margin percentage for the quarter were higher commodity costs, specifically raw materials such as steel, lower sales volume and, as mentioned above, the shutdown at the Agricultural Division's largest manufacturing facility.

Selling, general and administrative expenses (“SG&A”) were $40,702,000 (15.5% of net sales) during the first quarter of 2019 compared to $38,896,000 (16.3% of net sales) during the same period of 2018, an increase of $1,806,000. The increase primarily came from higher selling expenses due to increased sales and increased spending on research and development projects. Also, the acquisition of Dutch Power added $611,000 in SG&A expenses during the first quarter of 2019.

Interest expense was $1,450,000 for the first quarter of 2019 compared to $1,337,000 during the same period in 2018, an increase of $113,000.

Other expense was $389,000 for the first quarter of 2019 compared to $134,000 during the same period in 2018.  The expenses in 2019 and 2018 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $5,687,000 (27.2% of income before income tax) in the first quarter of 2019 compared to $5,407,000 (27.0% of income before income tax) during the same period in 2018. The increase was due to higher pre-tax income during the first three months of 2019.

The Company’s net income after tax was $15,253,000 or $1.30 per share on a diluted basis for the first quarter of 2019 compared to $14,583,000 or $1.24 per share on a diluted basis for the first quarter of 2018.  The increase of $670,000 resulted from the factors described above.

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

As of March 31, 2019, the Company had working capital of $417,093,000 which represents an increase of $65,102,000 from working capital of $351,991,000 at December 31, 2018. The increase in working capital was primarily due to seasonality and increased demand for our products reflected in the Company's higher sales and backlog.

Capital expenditures were $5,284,000 for the first three months of 2019, compared to $7,645,000 during the first three months of 2018. While first quarter capital expenditures were lower in 2019 as compared to the same period in 2018, the Company expects higher capital expenditures in 2019 in order to increase production capacity, support improvements in operational efficiencies, invest in technology and for the previously announced construction of a new manufacturing facility for its Super Products vacuum truck operation in Wisconsin. The Company will fund future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by financing activities was $92,306,000 and $85,990,000 during the three month periods ended March 31, 2019 and March 31, 2018, respectively. The majority of the increase in net cash provided by financing activities in 2019 as compared to the prior year, was mainly due to borrowings to finance the acquisition of Dutch Power offset by the repurchase activity related to the Company's common stock.

The Company had $36,023,000 in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2019. The majority of these funds are at our European and Canadian facilities.  As a result of the fundamental changes to the taxation of multinational corporations created by Tax Cuts and Jobs Act, we no longer intend to reinvest all of the undistributed earnings of our foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. During the second quarter of 2018, the Company repatriated excess cash from its European operations of approximately $24,000,000. The Company will continue to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of March 31, 2019, $180,000,000 was outstanding under the Agreement. On March 31, 2019, $3,188,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $66,812,000 in available borrowings. As of March 31, 2019, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K, the policies relating to the business combinations, allowance for doubtful accounts, sales discounts, inventories-obsolete and slow moving, warranty, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Form 10-K.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., U.K., France, Canada, Brazil, Australia and the Netherlands.  The Company sells its products primarily in the functional currency within the markets where the products are produced, but certain sales from the Company's U.K. and Canadian operations are denominated in other foreign currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2019, the Company had $1,369,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $205,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

In March 2019, the Company entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include €40 million ($45 million) maturing December 2021.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $720,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $1,923,000 for the three month period ending March 31, 2019.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2019 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $900,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice President, Controller and Treasurer, (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Vice President, Controller and Treasurer, (Principal Accounting Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

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

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2018 Form 10-K for the year ended December 31, 2018.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2019	—	—	—	—
February 2019	—	—	—	—
March 2019	15,000	$99.34	15,000	$28,510,398
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2019	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)