Form 10-Q
period 2019-06-30
ALAMO GROUP INC
filed 2019-07-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number 0-21220

ALAMO GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1621248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 1627 East Walnut, Seguin, Texas  78155
(Address of principal executive offices, including zip code)

830-379-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.10 per share	ALG	New York Stock Exchange

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

At July 26, 2019, 11,818,179 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2019 and December 31, 2018

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2019 and June 30, 2018

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2019 and June 30, 2018

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2019 and June 30, 2018

	Interim Condensed Consolidated Statements of Cash Flows	8
	Six Months Ended June 30, 2019 and June 30, 2018

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	27

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,190	$34,043
Accounts receivable, net	267,064	228,098
Inventories, net	205,910	176,630
Prepaid expenses and other current assets	6,690	5,327
Income tax receivable	8,250	8,745
Total current assets	536,104	452,843

Rental equipment, net	51,517	43,978

Property, plant and equipment	243,489	219,135
Less: Accumulated depreciation	(138,022)	(131,905)
Total property, plant and equipment, net	105,467	87,230

Goodwill	93,134	83,243
Intangible assets, net	62,725	48,857
Deferred income taxes	961	1,783
Other non-current assets	16,671	3,699

Total assets	$866,579	$721,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$67,391	$54,083
Income taxes payable	1,926	2,865
Accrued liabilities	47,707	43,785
Current maturities of long-term debt and finance lease obligations	131	119
Total current liabilities	117,155	100,852

Long-term debt and finance lease obligations, net of current maturities	166,232	85,179
Long-term tax liability	6,378	6,120
Deferred pension liability	1,719	1,944
Other long-term liabilities	14,340	8,436
Deferred income taxes	17,923	11,731

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,737,993 and 11,662,688 outstanding at June 30, 2019 and December 31, 2018, respectively	1,174	1,166
Additional paid-in-capital	111,476	108,422
Treasury stock, at cost; 72,600 and 42,600 shares at June 30, 2019 and December 31, 2018, respectively	(3,381)	(426)
Retained earnings	476,152	443,040
Accumulated other comprehensive loss	(42,589)	(44,831)
Total stockholders’ equity	542,832	507,371

Total liabilities and stockholders’ equity	$866,579	$721,633

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Net sales:
Industrial	$168,000	$150,031	$326,425	$282,198
Agricultural	55,159	59,071	108,332	117,718
European	62,027	48,023	112,363	95,296
Total net sales	285,186	257,125	547,120	495,212
Cost of sales	212,053	190,671	410,679	368,501
Gross profit	73,133	66,454	136,441	126,711

Selling, general and administrative expenses	43,784	39,668	84,486	78,564
Income from operations	29,349	26,786	51,955	48,147

Interest expense	(1,935)	(1,497)	(3,385)	(2,834)
Interest income	330	109	503	209
Other expense, net	(295)	(92)	(684)	(226)
Income before income taxes	27,449	25,306	48,389	45,296
Provision for income taxes	6,782	6,535	12,469	11,942
Net Income	$20,667	$18,771	$35,920	$33,354

Net income per common share:
Basic	$1.76	$1.61	$3.07	$2.87
Diluted	$1.75	$1.60	$3.05	$2.84
Average common shares:
Basic	11,726	11,652	11,712	11,629
Diluted	11,798	11,759	11,787	11,749

Dividends declared	$0.12	$0.11	$0.24	$0.22

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$20,667	$18,771	$35,920	$33,354
Other comprehensive income:
Foreign currency translation adjustments	1,194	(11,850)	1,914	(8,733)
Net gain on pension and other post-retirement benefits	215	228	430	423
Unrealized loss during the period related to derivatives	(12)	—	(12)	—
Other comprehensive income (loss) before income tax expense	1,397	(11,622)	2,332	(8,310)
Income tax expense related to items of other comprehensive income	(45)	(20)	(90)	(89)
Other comprehensive income (loss)	1,352	(11,642)	2,242	(8,399)
Comprehensive income	$22,019	$7,129	$38,162	$24,955

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Net income	—	—	—	—	15,253	—	15,253
Translation adjustment	—	—	—	—	—	720	720
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	170	170
Stock-based compensation	—	—	627	—	—	—	627
Common stock repurchase	(15)	—	—	(1,490)	—	—	(1,490)
Exercise of stock options	11	1	236	—	—	—	237
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at March 31, 2019	11,616	$1,167	$109,285	$(1,916)	$456,889	$(43,941)	$521,484
Net income	—	—	—	—	20,667	—	20,667
Translation adjustment	—	—	—	—	—	1,194	1,194
Unrealized derivative loss, net of taxes	—	—	—	—	—	(12)	(12)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	170	170
Stock-based compensation	—	—	948	—	—	—	948
Common stock repurchase	(15)	—	(590)	(1,465)	—	—	(2,055)
Exercise of stock options	64	7	1,833	—	—	—	1,840
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at June 30, 2019	11,665	$1,174	$111,476	$(3,381)	$476,152	$(42,589)	$542,832

For six months ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	14,583	—	14,583
Translation adjustment	—	—	—	—	—	3,117	3,117
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	126	126
Stock-based compensation	—	—	458	—	—	—	458
Exercise of stock options	9	—	266	—	—	—	266
Dividends paid ($0.11 per share)	—	—	—	—	(1,276)	—	(1,276)
Balance at March 31, 2018	11,543	$1,158	$104,588	$(426)	$387,985	$(26,923)	$466,382
Net income	—	—	—	—	18,771	—	18,771
Translation adjustment	—	—	—	—	—	(11,850)	(11,850)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	208	208
Stock-based compensation	—	—	730	—	—	—	730
Common stock repurchase	—	—	(437)	—	—	—	(437)
Exercise of stock options	67	7	1,913	—	—	—	1,920
Dividends paid ($0.11 per share)	—	—	—	—	(1,277)	—	(1,277)
Balance at June 30, 2018	11,610	$1,165	$106,794	$(426)	$405,479	$(38,565)	$474,447

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating Activities
Net income	$35,920	$33,354
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	157	(158)
Depreciation - Property, plant and equipment	6,868	6,242
Depreciation - Rental equipment	4,323	2,983
Amortization of intangibles	1,969	1,756
Amortization of debt issuance costs	110	110
Stock-based compensation expense	1,575	1,188
Provision for deferred income tax expense	2,306	967
Gain on sale of property, plant and equipment	(284)	(149)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,377)	(35,260)
Inventories	(11,023)	(22,116)
Rental equipment	(11,862)	(11,547)
Prepaid expenses and other assets	(3,393)	(1,452)
Trade accounts payable and accrued liabilities	5,555	5,959
Income taxes payable	(477)	(9,806)
Long-term tax payable	258	—
Other assets and long-term liabilities	1,274	215
Net cash provided by (used in) operating activities	899	(27,714)

Investing Activities
Acquisitions, net of cash acquired	(52,499)	—
Purchase of property, plant and equipment	(12,423)	(10,829)
Proceeds from sale of property, plant and equipment	661	628
Net cash used in investing activities	(64,261)	(10,201)

Financing Activities
Borrowings on bank revolving credit facility	122,000	104,000
Repayments on bank revolving credit facility	(41,000)	(45,000)
Principal payments on finance leases	(76)	(66)
Proceeds from issuance of long-term debt and finance leases	38	—
Dividends paid	(2,808)	(2,553)
Proceeds from exercise of stock options	2,077	2,186
Treasury stock	(2,955)	—
Cost of common stock repurchased	(590)	(437)
Net cash provided by financing activities	76,686	58,130

Effect of exchange rate changes on cash and cash equivalents	823	(1,986)
Net change in cash and cash equivalents	14,147	18,229
Cash and cash equivalents at beginning of the year	34,043	25,373
Cash and cash equivalents at end of the period	$48,190	$43,602

Cash paid during the period for:
Interest	$3,285	$2,526
Income taxes	10,035	19,637
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2019

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

3.  Business Combinations

On March 4, 2019, the Company acquired 100 percent of the issued and outstanding equity interests of Dutch Power Company B.V. ("Dutch Power"). Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines primarily in Europe. The primary reason for the Dutch Power acquisition was to enhance the Company's platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $53 million and has been finalized.

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

Cash	$87
Accounts receivable	6,278
Inventory	17,498
Prepaid and other assets	3,564
Property, plant and equipment	12,828
Intangible assets	15,787
Other liabilities assumed	(13,132)

Net assets assumed	$42,910

Goodwill	9,701
Acquisition Price	$52,611

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At June 30, 2019 the Company had $19,220,000 in reserves for sales discounts compared to $18,123,000 at December 31, 2018 related to products shipped to our customers under various promotional programs. The increase was primarily due to additional discounts reserved related to increased sales of the Company's agricultural products sold during the first six months of 2019.

5.  Inventories

Inventories valued at LIFO cost represented 54% and 60% of total inventory at June 30, 2019 and December 31, 2018, respectively. The excess of current cost over LIFO valued inventories was approximately $10,646,000 at June 30, 2019 and December 31, 2018. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Finished goods	$172,577	$149,298
Work in process	18,192	12,732
Raw materials	15,141	14,600
Inventories, net	$205,910	$176,630

Inventory obsolescence reserves were $7,014,000 at June 30, 2019 and $7,194,000 at December 31, 2018.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $12,417,000 and $11,145,000 at June 30, 2019 and December 31, 2018, respectively. The Company recognized depreciation expense of $2,234,000 and $1,577,000 for the three months ended June 30, 2019 and June 30, 2018, respectively and $4,323,000 and $2,983,000 for the six months ended June 30, 2019 and June 30, 2018, respectively

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2019 and December 31, 2018, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Definite and Indefinite-lived Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2019:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2018	$61,107	$6,230	$15,906	$83,243
Translation adjustment	326	46	(182)	190
Goodwill acquired	—	—	9,701	9,701
Balance at June 30, 2019	$61,433	$6,276	$25,425	$93,134

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2019	December 31, 2018
Definite:
Trade names and trademarks	25 years	$33,083	$23,938
Customer and dealer relationships	10-14 years	34,466	32,260
Patents and drawings	3-12 years	6,621	2,061
Total at cost		74,170	58,259
Less accumulated amortization		(16,945)	(14,902)
Total net		57,225	43,357
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$62,725	$48,857

The Company recognized amortization expense of $1,114,000 and $875,000 for the three months ending June 30, 2019 and 2018, respectively, and $1,969,000 and $1,756,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had $62,725,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Current Maturities:
Finance lease obligations	$131	$119
Long-term debt:
Bank revolving credit facility	166,000	85,000
Finance lease obligations	232	179
Total Long-term debt	166,232	85,179
Total debt	$166,363	$85,298

As of June 30, 2019, $3,152,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $80,848,000 in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Dividends declared	$0.12	$0.11	$0.24	$0.22
Dividends paid	$0.12	$0.11	$0.24	$0.22

On July 2, 2019, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.12 per share, which was paid on July 29, 2019, to shareholders of record at the close of business on July 16, 2019.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2019	2018	2019	2018
Net Income	$20,667	$18,771	$35,920	$33,354
Average Common Shares:
Basic (weighted-average outstanding shares)	11,726	11,652	11,712	11,629
Dilutive potential common shares from stock options	72	107	75	120
Diluted (weighted-average outstanding shares)	11,798	11,759	11,787	11,749

Basic earnings per share	$1.76	$1.61	$3.07	$2.87
Diluted earnings per share	$1.75	$1.60	$3.05	$2.84

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Sales
Wholegoods	$229,069	$209,359	$437,103	$399,724
Parts	49,617	43,247	97,871	87,242
Other	6,500	4,519	12,146	8,246
Consolidated	$285,186	$257,125	$547,120	$495,212
Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Sales
United States	$188,652	$183,291	$373,965	$348,468
France	27,619	24,346	53,554	49,273
Canada	17,361	15,418	31,305	29,652
United Kingdom	14,082	12,419	27,880	25,862
Brazil	5,702	4,858	9,975	10,318
Netherlands	10,132	1,877	12,806	3,166
China	6,999	129	8,211	383
Germany	2,452	493	3,341	896
Australia	1,827	3,145	4,323	5,527
Other	10,360	11,149	21,760	21,667
Consolidated	$285,186	$257,125	$547,120	$495,212

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Sales
Industrial	$168,000	$150,031	$326,425	$282,198
Agricultural	55,159	59,071	108,332	117,718
European	62,027	48,023	112,363	95,296
Consolidated	$285,186	$257,125	$547,120	$495,212

Income from Operations
Industrial	$20,172	$16,165	$36,644	$27,965
Agricultural	4,234	6,186	6,406	11,439
European	4,943	4,435	8,905	8,743
Consolidated	$29,349	$26,786	$51,955	$48,147

(in thousands)	June 30, 2019	December 31, 2018
Goodwill
Industrial	$61,433	$61,107
Agricultural	6,276	6,230
European	25,425	15,906
Consolidated	$93,134	$83,243

Total Identifiable Assets
Industrial	$465,860	$421,539
Agricultural	177,673	162,548
European	223,046	137,546
Consolidated	$866,579	$721,633

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

14.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$34	$65
Interest on lease liabilities	3	5
Operating lease cost	1,088	2,112
Short-term lease cost	180	232
Variable lease cost	122	227
Total lease cost	$1,427	$2,641

Rent expense for the three and six months ending June 30, 2018 was immaterial.

Maturities of lease liabilities were as follows:

Future Minimum Lease Payments
	June 30, 2019				December 31, 2018
(in thousands)	Operating Leases		Finance Leases		Operating Leases	Capital Leases
2019	$1,965	(a)	$77	(a)	$3,310	$125
2020	3,009		124		2,453	97
2021	1,743		88		1,308	62
2022	1,117		49		743	24
2023	655		26		419	1
Thereafter	1,205		24		79	—
Total minimum lease payments	$9,694		$388		$8,312	$309
Less imputed interest	(690)		(25)		—	(11)
Total lease liabilities	$9,004		$363		$8,312	$298
(a) Amounts represent remaining six months of payments due for 2019.
Future Lease Commencements

As of June 30, 2019, we have additional operating leases, that have not yet commenced in the amount of $88,000. These operating leases will commence in fiscal year 2019.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2019
Other non-current assets	$8,950

Accrued liabilities	3,382
Other long-term liabilities	5,622
Total operating lease liabilities	$9,004

Finance Leases
(in thousands)	June 30, 2019
Property, plant and equipment, gross	$629
Accumulated Depreciation	(297)
Property, plant and equipment, net	$332

Current maturities of long-term debt and finance lease obligations	$131
Long-term debt and finance lease obligations, net of current maturities	232
Total finance lease liabilities	$363

Weighted Average Remaining Lease Term
Operating leases	3.58 years
Finance leases	4.10 years
Weighted Average Discount Rate
Operating leases	3.33%
Finance leases	3.36%

Supplemental Cash Flow information related to leases was as follows:

Six Months Ended June 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7
Operating cash flows from operating leases	2,108
Financing cash flows from finance leases	76

15.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension expense was $23,000 and pension income was $86,000 for the three months ended June 30, 2019 and June 30, 2018, respectively. Pension expense for the six months ended June 30, 2019 was $46,000 and pension income for the six months ended June 30, 2018 was $176,000. The Company is not required to contribute to the pension plans for the 2019 plan year but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of June 30, 2019, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended June 30, 2019 and 2018 was $214,000 and $287,000 respectively and $428,000 and $499,000 for the six months ended June 30, 2019 and 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2019	2018	2019	2018

Industrial	58.9%	58.3%	59.7%	57.0%
Agricultural	19.3%	23.0%	19.8%	23.8%
European	21.8%	18.7%	20.5%	19.2%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2019	2018	2019	2018

Gross profit	25.6%	25.8%	24.9%	25.6%
Income from operations	10.3%	10.4%	9.5%	9.7%
Income before income taxes	9.6%	9.8%	8.8%	9.1%
Net income	7.2%	7.3%	6.6%	6.7%

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

For the first six months of 2019, the Company's net income increased by approximately 7.7% when compared to the same period in 2018. This increase was the result of improved sales growth in the Company's Industrial Division and, to a lesser extent, the acquisition of Dutch Power Company B.V. ("Dutch Power") completed in early March of 2019. Negatively affecting the Company's performance during the first six months of 2019 was the continued soft market conditions in the agricultural market, which impacted our North American agricultural sales. Also, while higher material costs hurt profitability during the first quarter of 2019, steel costs eased during the second quarter as margins improved, although not yet to the level we saw during the first half of 2018.

The Company's Industrial Division experienced a 15.7% increase in sales for the first six months of 2019 compared to the first six months of 2018. Sales across all Industrial product groups, with the exception of mowing equipment which was flat, outperformed during the first six months of 2019 compared to the same period in 2018. Agricultural sales were down in the first six months of 2019 by 8.0% compared to the first six months of 2018 as a result of continued weak demand for our products due to soft agricultural market conditions and declining farm incomes. Also negatively impacting results was a shutdown during the first quarter of 2019 of the Division's largest manufacturing facility for several days to install an upgrade to its paint system and heavy rains and flooding throughout the mid-west part of the U.S. during the second quarter. European sales for the first six months of 2019 were up in U.S. dollars by 17.9% compared to the same period in 2018 mainly due to the acquisition of Dutch Power. Excluding Dutch Power, sales in local currency were up during the second quarter of 2019 compared to the same time in 2018, but were negatively affected by changes due to currency translation. Consolidated income from operations was $52.0 million in the first six months of 2019 compared to $48.1 million for the first six months of 2018. The Company's backlog increased 3.9% to $228.8 million at the end of the second quarter of 2019 versus the backlog of $220.2 million at the end of the second quarter of 2018. The increase in the Company's backlog was attributable to greater demand for our products, specifically in the Company's Industrial Division and from the acquisition of Dutch Power, partially offset by lower new orders in the Company's Agricultural and European Divisions.

The Company is cautiously optimistic about its outlook for the remainder of 2019, but we continue to face several ongoing challenges. Beginning in 2018, the Company saw increases in raw material, freight, tariff surcharges and other input costs including labor, at above rates seen in recent years though some of these inflationary pressures have begun to ease. We continue to experience longer lead times for certain key components of our products. The Company also continues to be impacted by a tight labor market and difficulties in hiring and retaining skilled workers. Additional tariffs, future changes in tariff regulations and ongoing trade disputes could further impact the business by increasing the cost of items used in the manufacturing of our products and by softening sales of our products to certain of our customers who may be impacted directly or indirectly by increasing tariffs and other negative effects resulting from trade disputes. The Company may also be negatively affected by several other unanticipated factors such as a weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events such as the unresolved Brexit situation, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").

Results of Operations

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Net sales for the second quarter of 2019 were $285,186,000, an increase of $28,061,000 or 10.9% compared to $257,125,000 for the second quarter of 2018.  The increase in sales was attributable to strong demand for our products in the Company's Industrial Division as well as $14,034,000 of net sales from the acquisition of Dutch Power.

Net Industrial sales increased by $17,969,000 or 12.0% to $168,000,000 for the second quarter of 2019 compared to $150,031,000 during the same period in 2018. The increase was attributable to increased sales across all product groups in the Division with the exception of mowing equipment which was down due to soft market conditions and adverse weather conditions.

Net Agricultural sales were $55,159,000 in the second quarter of 2019 compared to $59,071,000 for the same period in 2018, a decrease of $3,912,000 or 6.6%. The decrease was primarily the result of weak market conditions which limited sales growth in both equipment and replacement parts as farm incomes continued to be challenged. Also, negatively affecting sales were heavy rains and flooding throughout the mid-west part of the U.S.

Net European sales for the second quarter of 2019 were $62,027,000, an increase of $14,004,000 or 29.2% compared to $48,023,000 during the second quarter of 2018.  The increase was driven by the acquisition of Dutch Power which added $14,034,000 of net sales during the quarter. Excluding Dutch Power, sales in the European Division were flat in U.S. dollars. Excluding Dutch Power, sales in local currency were up during the second quarter of 2019 compared to the same time in 2018, but were offset by unfavorable currency translation.

Gross profit for the second quarter of 2019 was $73,133,000 (25.6% of net sales) compared to $66,454,000 (25.8% of net sales) during the same period in 2018, an increase of $6,679,000.  The increase in gross profit during the second quarter of 2019 was primarily due to improved sales in the Company's Industrial Division and to a lesser extent the acquisition of Dutch Power, which more than offset the profit decline in the Agricultural and European

Divisions. Gross profit and gross margin percentage for the quarter saw some improvement since the first quarter of 2019 as commodity costs, specifically raw materials such as steel eased.

Selling, general and administrative expenses (“SG&A”) were $43,784,000 (15.4% of net sales) during the second quarter of 2019 compared to $39,668,000 (15.4% of net sales) during the same period of 2018, an increase of $4,116,000. The increase primarily came from the acquisition of Dutch Power in the amount of $2,338,000. Also, higher selling expenses due to increased sales and increased spending on research and development projects added to SG&A expenses during the second quarter of 2019.

Interest expense was $1,935,000 for the second quarter of 2019 compared to $1,497,000 during the same period in 2018, an increase of $438,000.  The increase during the second quarter of 2019 came from increased borrowings due to the Dutch Power acquisition.

Other expense was $295,000 for the second quarter of 2019 compared to $92,000 during the same period in 2018.  The expenses in 2019 and 2018 were primarily the result of changes in currency exchange rates.

Provision for income taxes was $6,782,000 (24.7% of income before income tax) in the second quarter of 2019 compared to $6,535,000 (25.8% of income before income tax) during the same period in 2018. The increase was due to higher pre-tax income during the second quarter of 2019.

The Company’s net income after tax was $20,667,000 or $1.75 per share on a diluted basis for the second quarter of 2019 compared to $18,771,000 or $1.60 per share on a diluted basis for the second quarter of 2018.  The increase of $1,896,000 resulted from the factors described above.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Net sales for the first six months of 2019 were $547,120,000, an increase of $51,908,000 or 10.5% compared to $495,212,000 for the first six months of 2018. The increase was primarily attributable to increased demand for our products in the Company's Industrial Division. Our recent acquisition of Dutch Power added to the increase in net sales in the amount of $17,648,000. Negatively affecting sales during the first six months of 2019, were weak agricultural market conditions as well as unfavorable currency translation effects primarily in our European Division.
Net Industrial sales increased during the first six months by $44,227,000 or 15.7% to $326,425,000 for 2019 compared to $282,198,000 during the same period in 2018. The increase came from higher sales of all product lines, with the exception of mowing equipment which was flat compared to the same time in 2018.

Net Agricultural sales were $108,332,000 during the first six months of 2019 compared to $117,718,000 for the same period in 2018, a decrease of $9,386,000 or 8.0%. The decrease in sales for the first six months of 2019 compared to the first six months of 2018 was a result of weak market conditions and lower farm incomes which have been impacted by lower commodity prices as well as tariffs. A first quarter 2019 shutdown in the Division's largest manufacturing facility to install an upgrade to its paint system in addition to heavy rains and flooding throughout the mid-west part of the U.S. during the second quarter of 2019 also negatively hampered sales.

Net European sales for the first six months of 2019 were $112,363,000, an increase of $17,067,000 or 17.9% compared to $95,296,000 during the same period of 2018. The increase in 2019 was due to the acquisition of Dutch Power. Excluding Dutch Power, sales in local currency were up during the first six months of 2019 compared to the same time in 2018, but were offset by unfavorable currency translation.

Gross profit for the first six months of 2019 was $136,441,000 (24.9% of net sales) compared to $126,711,000 (25.6% of net sales) during the same period in 2018, an increase of $9,730,000. The increase in gross profit for the first six months of 2019 came from higher equipment sales in the Company's Industrial Division and, to a lesser extent, the acquisition of Dutch Power. Negatively affecting both gross margin and margin percentage for the first six months of 2019 were higher steel, freight and other input costs, some of which began to ease during the second quarter. Productivity improvements, pricing actions, and purchasing initiatives helped offset these negative affects.

SG&A expenses were $84,486,000 (15.4% of net sales) during the first six months of 2019 compared to $78,564,000 (15.9% of net sales) during the same period of 2018, an increase of $5,922,000. The increase primarily came from higher selling expenses due to increased sales along with increased spending on research and development projects. To a lesser extent, our the recent acquisition of Dutch Power added $2,949,000 in SG&A expenses.

Interest expense was $3,385,000 for the first six months of 2019 compared to $2,834,000 during the same period in 2018, an increase of $551,000. The increase during the first six months of 2019 came from increased borrowings due to the Dutch Power acquisition.
Other income (expense), net was $684,000 of expense during the first six months of 2019 compared to $226,000 of expense in the first six months of 2018. The expenses in 2019 and 2018 were primarily the result of changes in exchange rates.

Provision for income taxes was $12,469,000 (25.8% of income before income taxes) in the first six months of 2019 compared to $11,942,000 (26.4% of income before income taxes) during the same period in 2018. The increase was due to higher pre-tax income during the first six months of 2019.

The Company's net income after tax was $35,920,000 or $3.05 per share on a diluted basis for the first six months of 2019 compared to $33,354,000 or $2.84 per share on a diluted basis for the first six months of 2018. The increase of $2,566,000 resulted from the factors described above.

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

As of June 30, 2019, the Company had working capital of $418,949,000 which represents an increase of $66,958,000 from working capital of $351,991,000 at December 31, 2018. The increase in working capital was primarily due to seasonality and increased demand for our products reflected in the Company's higher sales and backlog and to a lesser extent the acquisition of Dutch Power.

Capital expenditures were $12,423,000 for the first six months of 2019, compared to $10,829,000 during the first six months of 2018. The Company expects higher capital expenditures in 2019 in order to increase production capacity, support improvements in operational efficiencies, invest in technology and for the previously announced construction of a new manufacturing facility for its Super Products vacuum truck operation in Wisconsin as well as the expansion of our Tenco facility in Canada. The Company will fund future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by financing activities was $76,686,000 and $58,130,000 during the six month periods ended June 30, 2019 and June 30, 2018, respectively. The majority of the increase in net cash provided by financing activities in 2019 as compared to the prior year, was mainly due to borrowings to finance the acquisition of Dutch Power, partially offset by the repurchase activity related to the Company's common stock.

The Company had $44,605,000 in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2019. The majority of these funds are at our European and Canadian facilities. As a result of the fundamental changes to the taxation of multinational corporations created by Tax Cuts and Jobs Act, we no longer intend to permanently reinvest all of the undistributed earnings of our European foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. During the second quarter of 2018, the Company repatriated excess cash from its European operations of approximately $24,000,000. The Company will continue to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

The Company maintains an unsecured revolving credit facility with certain lenders under its Amended and Restated Revolving Credit Agreement ("the Agreement"). The aggregate commitments from lenders under the Agreement is $250,000,000 and, subject to certain conditions and bank approval, the Company has the option to request an increase in aggregate commitments of up to an additional $50,000,000. The Agreement requires the Company to maintain various financial covenants including a minimum earnings before interest and tax to interest expense ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. Effective December 20, 2016, the Company amended its revolving credit facility to extend the termination date, reduce LIBOR interest margin and to modify certain financial and other covenants in order to meet the ongoing needs of the Company's business and to allow for greater flexibility in relation to future acquisitions. The expiration date of the revolving credit facility is December 20, 2021. As of June 30, 2019, $166,000,000 was outstanding under the Agreement. On June 30, 2019, $3,152,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $80,848,000 in available borrowings. As of June 30, 2019, the Company was in compliance with the covenants under the Agreement.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K, the policies relating to the business combinations, sales discounts, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Form 10-K.
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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of June 30, 2019, the Company had $1,578,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $237,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $1,194,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $4,375,000 for the six month period ending June 30, 2019.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2019 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $830,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2019	—	—	—	—
May 2019	—	—	—	—
June 2019	15,000	$97.66	15,000	$27,045,987
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.4	—	Consulting Agreement with Former Executive of the Company - Geoffrey Davies	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2019	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)