Form 10-Q
period 2019-09-30
ALAMO GROUP INC
filed 2019-10-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

At October 25, 2019, 11,826,104 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2019 and December 31, 2018

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2019 and September 30, 2018

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2019 and September 30, 2018

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2019 and September 30, 2018

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2019 and September 30, 2018

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	30

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$60,279	$34,043
Accounts receivable, net	243,296	228,098
Inventories, net	206,516	176,630
Prepaid expenses and other current assets	7,771	5,327
Income tax receivable	6,615	8,745
Total current assets	524,477	452,843

Rental equipment, net	56,177	43,978

Property, plant and equipment	243,777	219,135
Less: Accumulated depreciation	(136,838)	(131,905)
Total property, plant and equipment, net	106,939	87,230

Goodwill	93,468	83,243
Intangible assets, net	59,205	48,857
Deferred income taxes	1,060	1,783
Other non-current assets	15,067	3,699

Total assets	$856,393	$721,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$69,009	$54,083
Income taxes payable	2,516	2,865
Accrued liabilities	48,525	43,785
Current maturities of long-term debt and finance lease obligations	113	119
Total current liabilities	120,163	100,852

Long-term debt and finance lease obligations, net of current maturities	150,192	85,179
Long-term tax liability	6,710	6,120
Deferred pension liability	1,606	1,944
Other long-term liabilities	14,190	8,436
Deferred income taxes	12,480	11,731

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,747,829 and 11,662,688 outstanding at September 30, 2019 and December 31, 2018, respectively	1,175	1,166
Additional paid-in-capital	112,629	108,422
Treasury stock, at cost; 82,600 and 42,600 shares at September 30, 2019 and December 31, 2018, respectively	(4,566)	(426)
Retained earnings	492,161	443,040
Accumulated other comprehensive loss	(50,347)	(44,831)
Total stockholders’ equity	551,052	507,371

Total liabilities and stockholders’ equity	$856,393	$721,633

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Net sales:
Industrial	$158,499	$156,721	$484,924	$438,919
Agricultural	59,797	61,464	168,129	179,182
European	53,533	39,387	165,896	134,683
Total net sales	271,829	257,572	818,949	752,784
Cost of sales	203,119	190,800	613,798	559,301
Gross profit	68,710	66,772	205,151	193,483

Selling, general and administrative expenses	44,255	38,523	128,741	117,087
Income from operations	24,455	28,249	76,410	76,396

Interest expense	(1,837)	(1,399)	(5,222)	(4,233)
Interest income	359	100	862	309
Other income (expense), net	242	(265)	(442)	(491)
Income before income taxes	23,219	26,685	71,608	71,981
Provision for income taxes	5,801	3,142	18,270	15,084
Net Income	$17,418	$23,543	$53,338	$56,897

Net income per common share:
Basic	$1.48	$2.01	$4.55	$4.88
Diluted	$1.47	$2.00	$4.52	$4.84
Average common shares:
Basic	11,748	11,689	11,724	11,649
Diluted	11,813	11,777	11,796	11,758

Dividends declared	$0.12	$0.11	$0.36	$0.33

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$17,418	$23,543	$53,338	$56,897
Other comprehensive loss:
Foreign currency translation adjustments	(9,791)	(924)	(7,877)	(9,657)
Net gain on pension and other post-retirement benefits	215	211	645	634
Unrealized gain during the period related to derivatives	1,864	—	1,852	—
Other comprehensive loss before income tax expense	(7,712)	(713)	(5,380)	(9,023)
Income tax expense related to items of other comprehensive income	(46)	(44)	(136)	(133)
Other comprehensive loss	(7,758)	(757)	(5,516)	(9,156)
Comprehensive income	$9,660	$22,786	$47,822	$47,741

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Net income	—	—	—	—	15,253	—	15,253
Translation adjustment	—	—	—	—	—	720	720
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	170	170
Stock-based compensation	—	—	627	—	—	—	627
Common stock repurchase	(15)	—	—	(1,490)	—	—	(1,490)
Exercise of stock options	11	1	236	—	—	—	237
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at March 31, 2019	11,616	$1,167	$109,285	$(1,916)	$456,889	$(43,941)	$521,484
Net income	—	—	—	—	20,667	—	20,667
Translation adjustment	—	—	—	—	—	1,194	1,194
Unrealized derivative loss, net of taxes	—	—	—	—	—	(12)	(12)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	170	170
Stock-based compensation	—	—	948	—	—	—	948
Common stock repurchase	(15)	—	(590)	(1,465)	—	—	(2,055)
Exercise of stock options	64	7	1,833	—	—	—	1,840
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at June 30, 2019	11,665	$1,174	$111,476	$(3,381)	$476,152	$(42,589)	$542,832
Net income	—	—	—	—	17,418	—	17,418
Translation adjustment	—	—	—	—	—	(9,791)	(9,791)
Unrealized derivative gain, net of taxes	—	—	—	—	—	1,864	1,864
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	169	169
Stock-based compensation	—	—	766	—	—	—	766
Common stock repurchase	(10)	—	—	(1,185)	—	—	(1,185)
Exercise of stock options	10	1	387	—	—	—	388
Dividends paid ($0.12 per share)	—	—	—	—	(1,409)	—	(1,409)
Balance at September 30, 2019	11,665	$1,175	$112,629	$(4,566)	$492,161	$(50,347)	$551,052

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Net income	—	—	—	—	14,583	—	14,583
Translation adjustment	—	—	—	—	—	3,117	3,117
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	126	126
Stock-based compensation	—	—	458	—	—	—	458
Exercise of stock options	9	—	266	—	—	—	266
Dividends paid ($0.11 per share)	—	—	—	—	(1,276)	—	(1,276)
Balance at March 31, 2018	11,543	$1,158	$104,588	$(426)	$387,985	$(26,923)	$466,382
Net income	—	—	—	—	18,771	—	18,771
Translation adjustment	—	—	—	—	—	(11,850)	(11,850)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	208	208
Stock-based compensation	—	—	730	—	—	—	730
Common stock repurchase	—	—	(437)	—	—	—	(437)
Exercise of stock options	67	7	1,913	—	—	—	1,920
Dividends paid ($0.11 per share)	—	—	—	—	(1,277)	—	(1,277)
Balance at June 30, 2018	11,610	$1,165	$106,794	$(426)	$405,479	$(38,565)	$474,447
Net income	—	—	—	—	23,543	—	23,543
Translation adjustment	—	—	—	—	—	(924)	(924)
Net actuarial gain arising during period, net of taxes	—	—	—	—	—	167	167
Stock-based compensation	—	—	622	—	—	—	622
Common stock repurchase	—	—	1	—	—	—	1
Exercise of stock options	8	1	320	—	—	—	321
Dividends paid ($0.11 per share)	—	—	—	—	(1,285)	—	(1,285)
Balance at September 30, 2018	11,618	$1,166	$107,737	$(426)	$427,737	$(39,322)	$496,892

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating Activities
Net income	$53,338	$56,897
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	280	(132)
Depreciation - Property, plant and equipment	10,583	9,388
Depreciation - Rental equipment	6,770	4,790
Amortization of intangibles	3,081	2,630
Amortization of debt issuance costs	166	166
Stock-based compensation expense	2,341	1,810
Provision for deferred income tax (benefit) expense	(2,549)	1,160
Gain on sale of property, plant and equipment	(732)	(298)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,263)	(24,916)
Inventories	(8,413)	(31,521)
Rental equipment	(18,970)	(16,758)
Prepaid expenses and other assets	(5,377)	(1,887)
Trade accounts payable and accrued liabilities	9,481	15,797
Income taxes payable	1,738	(8,887)
Long-term tax payable	590	(4,969)
Other assets and long-term liabilities	3,146	317
Net cash provided by operating activities	44,210	3,587

Investing Activities
Acquisitions, net of cash acquired	(58,531)	—
Purchase of property, plant and equipment	(19,488)	(18,781)
Proceeds from sale of property, plant and equipment	1,987	1,037
Net cash used in investing activities	(76,032)	(17,744)

Financing Activities
Borrowings on bank revolving credit facility	141,000	126,000
Repayments on bank revolving credit facility	(76,000)	(85,000)
Principal payments on finance leases	(97)	(82)
Proceeds from issuance of long-term debt and finance leases	2	—
Dividends paid	(4,217)	(3,838)
Proceeds from exercise of stock options	2,465	2,507
Purchase of common stock for treasury	(4,140)	—
Cost of common stock repurchased	(590)	(436)
Net cash provided by financing activities	58,423	39,151

Effect of exchange rate changes on cash and cash equivalents	(365)	(1,487)
Net change in cash and cash equivalents	26,236	23,507
Cash and cash equivalents at beginning of the year	34,043	25,373
Cash and cash equivalents at end of the period	$60,279	$48,880

Cash paid during the period for:
Interest	$5,327	$3,889
Income taxes	18,431	26,568
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2019

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

Accounting Pronouncements Adopted on January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)". This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for long-term real estate and equipment leases, for which we recognized right-of-use assets of $7,747,000 and a corresponding lease liability of $7,868,000 on our consolidated balance sheet.

We adopted these provisions on January 1, 2019 using the optional transition method that permits us to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases". We did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to not account for lease and non-lease components separately for most of our asset classes and to exclude leases with an initial term of 12 months or less from the right-of-use assets and liabilities. Adoption of the standards had no impact on results of operations or liquidity.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). Upon adoption of the ASU, entities will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available for any set of financial statements that have yet to be issued or made available for issuance including retrospectively for any period in which the effect of the change is the U.S. corporate income tax rate in the TCJA is recognized. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosures requirements on fair value measurements. Among other things, the amendments add disclosures for changes in unrealized gains and losses on Level 3 fair value measurements and requires additional disclosures on unobservable inputs associated with Level 3 assets. The guidance will become effective for us on January 1, 2020. The impacts that adoption of the ASU is expected to have on our financial disclosures is being evaluated.

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-14, “Compensation, Defined Benefit Plans", which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The update removes certain disclosures that are no longer considered cost beneficial and adds disclosure requirements identified as relevant. The guidance will become effective for us on January 1, 2021 with early adoption permitted for any financial statements that have not been issued. The impacts that adoption of the ASU is expected to have on our financial disclosures is being evaluated.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2. Accounting Policies

Leases

The following policy resulted from our adoption of the provisions of ASC Topic 842, “Leases", effective January 1, 2019, as described above in “Accounting Pronouncements Adopted on January 1, 2019".

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

3.  Business Combinations

On March 4, 2019, the Company acquired 100 percent of the issued and outstanding equity interests of Dutch Power Company B.V. ("Dutch Power"). Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines primarily in Europe. The primary reason for the Dutch Power acquisition was to enhance the Company's platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $53 million.

The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes. During the third quarter of 2019, additional information was obtained and an adjustment was made to goodwill for approximately $2.0 million. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete.

In the period between the date of acquisition and September 30, 2019, Dutch Power generated approximately $27.7 million of net sales and $0.8 million of net income. The Company has included the operating results of Dutch Power in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$87
Accounts receivable	6,278
Inventory	17,731
Prepaid and other assets	1,901
Property, plant and equipment	13,439
Intangible assets	14,095
Other liabilities assumed	(12,606)

Net assets assumed	$40,925

Goodwill	11,686
Acquisition Price	$52,611

4.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At September 30, 2019 the Company had $16,807,000 in reserves for sales discounts compared to $18,123,000 at December 31, 2018 related to products shipped to our customers under various promotional programs. The decrease was primarily due to reduced discounts reserved related to lower sales of the Company's agricultural products sold during the first nine months of 2019.

5.  Inventories

Inventories valued at LIFO cost represented 56% and 60% of total inventory at September 30, 2019 and December 31, 2018, respectively. The excess of current cost over LIFO valued inventories was approximately $10,646,000 at September 30, 2019 and December 31, 2018. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Finished goods	$173,994	$149,298
Work in process	18,415	12,732
Raw materials	14,107	14,600
Inventories, net	$206,516	$176,630

Inventory obsolescence reserves were $6,991,000 at September 30, 2019 and $7,194,000 at December 31, 2018.

6. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $13,359,000 and $11,145,000 at September 30, 2019 and December 31, 2018, respectively. The Company recognized depreciation expense of $2,447,000 and $1,808,000 for the three months ended September 30, 2019 and September 30, 2018, respectively and $6,770,000 and $4,790,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

7.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2019 and December 31, 2018, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

8. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2019:

	Industrial	Agricultural	European	Consolidated
(in thousands)
Balance at December 31, 2018	$61,107	$6,230	$15,906	$83,243
Translation adjustment	234	(397)	(1,298)	(1,461)
Goodwill acquired	—	—	11,686	11,686
Balance at September 30, 2019	$61,341	$5,833	$26,294	$93,468

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2019	December 31, 2018
Definite:
Trade names and trademarks	25 years	$31,866	$23,938
Customer and dealer relationships	10-14 years	34,150	32,260
Patents and drawings	3-12 years	5,689	2,061
Total at cost		71,705	58,259
Less accumulated amortization		(18,000)	(14,902)
Total net		53,705	43,357
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$59,205	$48,857

The Company recognized amortization expense of $1,112,000 and $874,000 for the three months ending September 30, 2019 and 2018, respectively, and $3,081,000 and $2,630,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had $59,205,000 of intangible assets, which represents 7% of total assets.

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Current Maturities:
Finance lease obligations	$113	$119
Long-term debt:
Bank revolving credit facility	150,000	85,000
Finance lease obligations	192	179
Total Long-term debt	150,192	85,179
Total debt	$150,305	$85,298

As of September 30, 2019, $3,152,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $96,848,000 in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Dividends declared	$0.12	$0.11	$0.36	$0.33
Dividends paid	$0.12	$0.11	$0.36	$0.33

On October 1, 2019, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.12 per share, which was paid on October 28, 2019, to shareholders of record at the close of business on October 15, 2019.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2019	2018	2019	2018
Net Income	$17,418	$23,543	$53,338	$56,897
Average Common Shares:
Basic (weighted-average outstanding shares)	11,748	11,689	11,724	11,649
Dilutive potential common shares from stock options	65	88	72	109
Diluted (weighted-average outstanding shares)	11,813	11,777	11,796	11,758

Basic earnings per share	$1.48	$2.01	$4.55	$4.88
Diluted earnings per share	$1.47	$2.00	$4.52	$4.84

12. Income Taxes

Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("TCJA") that instituted fundamental changes to the U.S. Internal Revenue Code of 1986, as amended ("the Code").

During the three months ended September 30, 2018, we revised our initial provisional amount recorded at December 31, 2017 for the transitional tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and the impact of the federal tax rate change on the value of our deferred tax assets and liabilities. The transition tax liability on the deemed repatriation decreased $4.2 million, primarily as a result of additional analysis performed over our historical foreign earnings and foreign source income which provided increased ability to credit foreign taxes associated with the deemed repatriation. In addition, the impact of the rate change on deferred increased by $1.2 million due to adjustments resulting from the filing of our 2017 federal income tax return. The net benefit to income taxes reduced the Company's effective income tax rate for the third quarter of 2018 to 11.8%, as well as reducing the effective income tax rate for the first nine months of 2018 to 21.0%.

13.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Sales
Wholegoods	$207,461	$200,160	$644,042	$594,114
Parts	58,093	52,093	155,965	145,105
Other	6,275	5,319	18,942	13,565
Consolidated	$271,829	$257,572	$818,949	$752,784
Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Sales
United States	$187,320	$188,037	$561,285	$536,505
France	22,719	17,048	76,273	66,321
Canada	17,700	15,167	49,005	44,819
United Kingdom	14,327	15,141	42,207	41,003
Brazil	3,924	3,050	13,899	13,368
Netherlands	6,704	640	19,510	3,806
China	3,773	6,586	11,984	8,905
Germany	2,262	379	5,603	1,275
Australia	1,549	2,023	5,872	7,550
Other	11,551	9,501	33,311	29,232
Consolidated	$271,829	$257,572	$818,949	$752,784

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Sales
Industrial	$158,499	$156,721	$484,924	$438,919
Agricultural	59,797	61,464	168,129	179,182
European	53,533	39,387	165,896	134,683
Consolidated	$271,829	$257,572	$818,949	$752,784

Income from Operations
Industrial	$14,350	$18,351	$50,994	$46,316
Agricultural	6,140	6,608	12,546	18,047
European	3,965	3,290	12,870	12,033
Consolidated	$24,455	$28,249	$76,410	$76,396

(in thousands)	September 30, 2019	December 31, 2018
Goodwill
Industrial	$61,341	$61,107
Agricultural	5,833	6,230
European	26,294	15,906
Consolidated	$93,468	$83,243

Total Identifiable Assets
Industrial	$470,927	$421,539
Agricultural	169,818	162,548
European	215,648	137,546
Consolidated	$856,393	$721,633

14.  Contingent Matters

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

15.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$33	$98
Interest on lease liabilities	3	8
Operating lease cost	1,095	3,207
Short-term lease cost	79	311
Variable lease cost	120	347
Total lease cost	$1,330	$3,971

Rent expense for the three and nine months ending September 30, 2018 was immaterial.

Maturities of lease liabilities were as follows:

Future Minimum Lease Payments
	September 30, 2019				December 31, 2018
(in thousands)	Operating Leases		Finance Leases		Operating Leases	Capital Leases
2019	$1,008	(a)	$37	(a)	$3,310	$125
2020	3,215		115		2,453	97
2021	1,900		79		1,308	62
2022	1,244		41		743	24
2023	713		17		419	1
Thereafter	1,225		35		79	—
Total minimum lease payments	$9,305		$324		$8,312	$309
Less imputed interest	(658)		(19)		—	(11)
Total lease liabilities	$8,647		$305		$8,312	$298
(a) Amounts represent remaining three months of payments due for 2019.
Future Lease Commencements

As of September 30, 2019, we have additional operating leases, that have not yet commenced in the amount of $321,000. These operating leases will commence in fiscal year 2019.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2019
Other non-current assets	$8,569

Accrued liabilities	3,314
Other long-term liabilities	5,333
Total operating lease liabilities	$8,647

Finance Leases
(in thousands)	September 30, 2019
Property, plant and equipment, gross	$629
Accumulated Depreciation	(324)
Property, plant and equipment, net	$305

Current maturities of long-term debt and finance lease obligations	$113
Long-term debt and finance lease obligations, net of current maturities	192
Total finance lease liabilities	$305

Weighted Average Remaining Lease Term
Operating leases	4.07 years
Finance leases	3.40 years
Weighted Average Discount Rate
Operating leases	3.40%
Finance leases	3.34%

Supplemental Cash Flow information related to leases was as follows:

Nine Months Ended September 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11
Operating cash flows from operating leases	3,146
Financing cash flows from finance leases	97

16.  Retirement Benefit Plans

 Defined Benefit Plan

The Company amortizes annual pension income or expense evenly over four quarters. Pension expense was $23,000 and pension income was $87,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. Pension expense for the nine months ended September 30, 2019 was $68,000 and pension income for the nine months ended September 30, 2018 was $260,000. The Company is not required to contribute to the pension plans for the 2019 plan year, but may do so.

Supplemental Retirement Plan

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional key management to the plan. As of September 30, 2019, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The net period expense for the three months ended September 30, 2019 and 2018 was $214,000 and $250,000 respectively and $642,000 and $749,000 for the nine months ended September 30, 2019 and 2018, respectively.

17.  Subsequent Events

On October 24, 2019, the Company reported that it had completed the previously announced acquisition of 100% of the outstanding capital shares of Morbark, LLC (Morbark), a former portfolio company of Stellex Capital Management, for a total consideration of approximately $352 million, on a debt free basis and subject to certain post-closing adjustments.

Morbark is a leading manufacturer of equipment and aftermarket parts for the forestry tree maintenance, biomass, land management and recycling markets. Their products include a broad range of tree chippers, grinders, flails, debarkers, stump grinders, mulchers and brush cutters, plus related aftermarket spare and wear parts. This includes the products sold under the Morbark, Rayco, Denis Cimaf and Boxer brand names. Morbark products are sold through a network of independent dealers with about 300 sales locations. Their products complement our core business and they've grown steadily in a sector which has performed well. We intend to maintain the Morbark brands in the market place. Morbark, with approximately 720 employees, is based in Winn, Michigan, with subsidiary operations in Wooster, Ohio and Roxton Falls, Quebec.

In connection with this acquisition, the Company expanded its credit facility from $250 million to $650 million to accommodate this event and the ongoing needs of the combined entities. The new credit facility has a five-year duration and consists of a $300 million term loan (used to finance the acquisition) and a $350 million revolving line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2019	2018	2019	2018

Industrial	58.3%	60.8%	59.2%	58.3%
Agricultural	22.0%	23.9%	20.5%	23.8%
European	19.7%	15.3%	20.3%	17.9%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2019	2018	2019	2018

Gross profit	25.3%	25.9%	25.1%	25.7%
Income from operations	9.0%	11.0%	9.3%	10.1%
Income before income taxes	8.5%	10.4%	8.7%	9.6%
Net income	6.4%	9.1%	6.5%	7.6%

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

For the first nine months of 2019, the Company's net income decreased by approximately 6.3% when compared to the same period in 2018. This decrease was primarily the result of a favorable one-time adjustment to our prior year tax provision related to new tax legislation. Negatively affecting the Company's performance during the first nine months of 2019 was the continued soft market conditions in the agricultural market, which impacted our North American agricultural sales. Also, while higher material costs hurt profitability during the first quarter of 2019, steel costs have dropped during the second and third quarters, although this positive effect on our margins has been more than offset by unfavorable sales mix and lower production in our Agricultural Division.

The Company's Industrial Division experienced a 10.5% increase in sales for the first nine months of 2019 compared to the first nine months of 2018. Sales across all Industrial product groups, with the exception of mowing equipment which was down, outperformed during the first nine months of 2019 compared to the same period in 2018. Agricultural sales were down in the first nine months of 2019 by 6.2% compared to the first nine months of 2018 as a result of continued weak demand for our products due to soft agricultural market conditions and declining farm incomes. Also negatively impacting results was a shutdown during the first quarter of 2019 of the Division's largest manufacturing facility for several days to install an upgrade to its paint system and heavy rains and flooding throughout the mid-west part of the U.S. that occurred during the second quarter. European sales for the first nine months of 2019 were up in U.S. dollars by 23.2% compared to the same period in 2018, mainly due to the acquisition of Dutch Power. Excluding Dutch Power, sales were up during the first nine months of 2019 compared to the same time in 2018 due to improved performance at our Rivard vacuum truck facility, despite being negatively affected by changes due to currency translation. Consolidated income from operations was $76.4 million in the first nine months of 2019 which was relatively flat compared to the first nine months of 2018, but the Company's backlog decreased 14.3% to $215.3 million at the end of the third quarter of 2019 versus the backlog of $251.2 million at the end of the third quarter of 2018. The decrease in the Company's backlog was attributable to softer new order bookings for our products in the Agricultural and Industrial Divisions. Excluding the acquisition of Dutch Power, increased orders in the European Division partially offset these lower new orders for the quarter.

The Company incurred several challenges during the quarter and expect those to likely continue for at least the balance of the year although customer inquiry levels across the Company remain reasonable. Softer economic conditions in North America are beginning to have an affect in the manufacturing sector and consequently have dampened our sales. Also, the Company continues to be impacted by a tight labor market and difficulties in hiring and retaining skilled workers. Additional tariff costs, future changes in tariff regulations and ongoing trade disputes could further impact the business by increasing the cost of items used in the manufacturing of our products and by softening sales of our products to our customers who may be impacted directly or indirectly by increasing tariffs and other negative effects resulting from trade disputes. The Company may also be negatively affected by several other factors such as additional weakness in the overall economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events such as the unresolved Brexit situation, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").

On October 24, 2019, the Company completed the previously announced acquisition of 100% of the outstanding capital shares of Morbark, LLC (Morbark), a former portfolio company of Stellex Capital Management, for a total consideration of approximately $352 million, on a debt free basis and subject to certain post-closing adjustments.

Results of Operations

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Net sales for the third quarter of 2019 were $271,829,000, an increase of $14,257,000 or 5.5% compared to $257,572,000 for the third quarter of 2018.  The increase in sales was mainly attributable to $10,031,000 of net sales from the acquisition of Dutch Power and to a lesser extent, increased demand for our products in the Company's European and Industrial Division.

Net Industrial sales increased by $1,778,000 or 1.1% to $158,499,000 for the third quarter of 2019 compared to $156,721,000 during the same period in 2018. The increase was attributable to higher sales in most product groups specifically sweeper, vacuum truck and snow product lines which were helped by stable municipal demand offset by lower sales of mowing equipment and excavators reflecting softer demand from some of our industrial and state-level governmental customers.

Net Agricultural sales were $59,797,000 in the third quarter of 2019 compared to $61,464,000 for the same period in 2018, a decrease of $1,667,000 or 2.7%. The decrease was primarily the result of weak market conditions which limited sales growth in wholegoods as farm incomes remained challenged. Also, an unfavorable product mix of less high margin mowers sales negatively affected both sales and profitability in this division.

Net European sales for the third quarter of 2019 were $53,533,000, an increase of $14,146,000 or 35.9% compared to $39,387,000 during the third quarter of 2018.  The increase was mostly due to the acquisition of Dutch Power which added $10,031,000 of net sales during the quarter. Excluding Dutch Power, sales in the European Division were up mainly due to increased sales levels from Rivard which more than offset unfavorable currency translation.

Gross profit for the third quarter of 2019 was $68,710,000 (25.3% of net sales) compared to $66,772,000 (25.9% of net sales) during the same period in 2018, an increase of $1,938,000.  The increase in gross profit during the third quarter of 2019 was primarily due to the acquisition of Dutch Power. Excluding Dutch Power, gross profit was essentially flat, but lower as a percent of sales due to lower production and unfavorable sales mix which more than offset lower material costs.

Selling, general and administrative expenses (“SG&A”) were $44,255,000 (16.3% of net sales) during the third quarter of 2019 compared to $38,523,000 (15.0% of net sales) during the same period of 2018, an increase of $5,732,000. The increase primarily came from the acquisition of Dutch Power in the amount of $2,472,000. Also, attributing to the increase was $843,000 in acquisition expenses along with increased bonus accrual and spending on research and development projects during the third quarter of 2019.

Interest expense was $1,837,000 for the third quarter of 2019 compared to $1,399,000 during the same period in 2018, an increase of $438,000.  The increase during the third quarter of 2019 came from increased borrowings due to the Dutch Power acquisition.

Other income (expense), net was $242,000 of income for the third quarter of 2019 compared to $265,000 of expense during the same period in 2018.  The income in 2019 was primarily due to the the sale of property for $350,000 and the expense in 2018 was primarily the result of changes in currency exchange rates.

Provision for income taxes was $5,801,000 (25.0% of income before income tax) in the third quarter of 2019 compared to $3,142,000 (11.8% of income before income tax) during the same period in 2018. During the third quarter of 2018, the Company recorded a net benefit to income taxes of $2,995,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of the Tax Cuts and Jobs Act of 2017 ("TCJA"), as more fully described in Note 12 of the Interim Condensed Consolidated Financial Statements. The net benefit to income taxes reduced the Company's effective income tax rate for the third quarter of 2018 to 11.8%.

The Company’s net income after tax was $17,418,000 or $1.47 per share on a diluted basis for the third quarter of 2019 compared to $23,543,000 or $2.00 per share on a diluted basis for the third quarter of 2018.  The decrease of $6,125,000 resulted from the factors described above.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Net sales for the first nine months of 2019 were $818,949,000, an increase of $66,165,000 or 8.8% compared to $752,784,000 for the first nine months of 2018. The increase was primarily attributable to increased demand for our products in the Company's Industrial Division. Our recent acquisition of Dutch Power also contributed to the increase in net sales in the amount of $27,679,000. Negatively affecting sales during the first nine months of 2019, were weak agricultural market conditions as well as unfavorable currency translation effects primarily in our European Division.
Net Industrial sales increased during the first nine months by $46,005,000 or 10.5% to $484,924,000 for 2019 compared to $438,919,000 during the same period in 2018. The increase came from higher sales of all product lines, with the exception of mowing equipment which was down compared to the same time in 2018 due to soft market conditions and adverse weather conditions experienced during the second quarter of 2019.

Net Agricultural sales were $168,129,000 during the first nine months of 2019 compared to $179,182,000 for the same period in 2018, a decrease of $11,053,000 or 6.2%. The decrease in sales for the first nine months of 2019 compared to the first nine months of 2018 was a result of weak market conditions and lower farm incomes which have been impacted by lower commodity prices as well as trade disputes. A first quarter 2019 shutdown in the Division's largest manufacturing facility to install an upgrade to its paint system in addition to heavy rains and flooding throughout the mid-west part of the U.S. during the second quarter of 2019 also negatively hampered sales.

Net European sales for the first nine months of 2019 were $165,896,000, an increase of $31,213,000 or 23.2% compared to $134,683,000 during the same period of 2018. The increase in 2019 was mainly due to the acquisition of Dutch Power in the amount of $27,679,000 and to a lesser extent increased sales of Rivard equipment. Excluding Dutch Power, sales in local currency were up during the first nine months of 2019 compared to the same time in 2018 due to improved Rivard vacuum truck sales, despite being partially offset by unfavorable currency translation.

Gross profit for the first nine months of 2019 was $205,151,000 (25.1% of net sales) compared to $193,483,000 (25.7% of net sales) during the same period in 2018, an increase of $11,668,000. The increase in gross profit for the first nine months of 2019 came from the acquisition of Dutch Power and higher equipment sales in the Company's Industrial Division. Negatively affecting both gross margin and margin percentage for the first nine months of 2019 were the effects of lower production and unfavorable product mix, partially offset by lower material costs and improvements in the Rivard vacuum truck business.

SG&A expenses were $128,741,000 (15.7% of net sales) during the first nine months of 2019 compared to $117,087,000 (15.6% of net sales) during the same period of 2018, an increase of $11,654,000. The increase primarily came from increased spending on research and development projects, higher selling expenses due to increased sales, as well as acquisition expenses in the amount of $1,240,000. Our recent acquisition of Dutch Power added $5,421,000 in SG&A expenses.

Interest expense was $5,222,000 for the first nine months of 2019 compared to $4,233,000 during the same period in 2018, an increase of $989,000. The increase during the first nine months of 2019 came from increased borrowings due to the Dutch Power acquisition.
Other income (expense), net was $442,000 of expense during the first nine months of 2019 compared to $491,000 of expense in the first nine months of 2018. The expenses in 2019 and 2018 were primarily the result of changes in exchange rates.

Provision for income taxes was $18,270,000 (25.5% of income before income taxes) in the first nine months of 2019 compared to $15,084,000 (21.0% of income before income taxes) during the same period in 2018. During the third quarter of 2018, the Company recorded a net benefit to income taxes of $2,995,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of TCJA, as more fully described in Note 12 of the Interim Condensed Consolidated Financial Statements. The net benefit to income taxes reduced the Company's effective income tax rate for the first nine months of 2018 to 21.0%.

The Company's net income after tax was $53,338,000 or $4.52 per share on a diluted basis for the first nine months of 2019 compared to $56,897,000 or $4.84 per share on a diluted basis for the first nine months of 2018. The decrease of $3,559,000 resulted from the factors described above.

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

As of September 30, 2019, the Company had working capital of $404,314,000 which represents an increase of $52,323,000 from working capital of $351,991,000 at December 31, 2018. The increase in working capital was primarily due to seasonality and the acquisition of Dutch Power.

Capital expenditures were $19,488,000 for the first nine months of 2019, compared to $18,781,000 during the first nine months of 2018. The Company expects higher capital expenditures in 2019 in order to consolidate production capacity, support improvements in operational efficiencies, invest in technology and for the previously announced construction of a new manufacturing facility for its Super Products vacuum truck operation in Wisconsin, as well as the expansion of our Tenco facility in Canada. The Company will fund future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash used for acquisitions was $58,531,000 during the first nine months of 2019. The amount used to acquire Dutch Power was approximately $52,611,000 with the remaining balance used for the Dixie Chopper acquisition.
Net cash provided by financing activities was $58,423,000 and $39,151,000 during the nine month periods ended September 30, 2019 and September 30, 2018, respectively. The majority of the increase in net cash provided by financing activities in 2019 as compared to the prior year, was mainly due to borrowings to finance the acquisition of Dutch Power, partially offset by the repurchase activity related to the Company's common stock.

The Company had $51,888,000 in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2019. The majority of these funds are at our European and Canadian facilities. As a result of the fundamental changes to the taxation of multinational corporations created by Tax Cuts and Jobs Act, we no longer intend to permanently reinvest all of the undistributed earnings of our European foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. During the second quarter of 2018, the Company repatriated excess cash from its European operations of approximately $24,000,000. The Company will continue to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650,000,000. Pursuant to the Credit Agreement, the Company has borrowed $300,000,000 pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350,000,000 is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of October 30, 2019, $510,000,000 was outstanding under the Agreement. On October 30, 2019, $4,152,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $133,964,000 in available borrowings. The Company is in compliance with the covenants under the Agreement.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of September 30, 2019, the Company had $903,000 outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $135,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $9,791,000.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6,558,000 for the nine month period ending September 30, 2019.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2019 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $750,000.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Acquisitions are an important part of our growth strategy and we have completed a number of acquisitions over the past several years. To date in 2019, we completed three acquisitions, namely, Dutch Power, Dixie Chopper, and Morbark, with Morbark being the most recently completed and most significant. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

•Potential negative impact on our earnings per share;
•Failure of acquired products to achieve projected sales;
•Problems in integrating the acquired products with our existing and/or new products;
•Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;
•Difficulties in retaining and integrating key employees;
•Failure to realize expected synergies including anticipated revenue benefits and/or cost savings ;
•Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process; and
•Potential negative impact on our relationships with customers, distributors and vendors.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business, our results of operations or financial condition.

Other than as set forth under this Item 1A, there have not been any material changes from the risk factors previously disclosed in the 2018 Form 10-K for the year ended December 31, 2018.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	10,000	$118.51	10,000	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—
Securities Purchase Agreement, dated as of September 11, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers and Morbark Holdings Group, LLC, a Delaware limited liability company.
Incorporated by Reference
10.2	—
First Amendment to Securities Purchase Agreement, dated as of October 22, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers pursuant to Section 10.6 of the Securities Purchase Agreement.
Filed Herewith
10.3	—
Second Amended and Restated Credit Agreement, dated as of October 24, 2019, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, National Association, and BBVA USA as co-syndication agents, and the other lenders party thereto.
Incorporated by Reference
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.4	—	Consulting Agreement with Former Executive of the Company - Geoffrey Davies	Incorporated by Reference
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2019	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)