Form 10-K
period 2019-12-31
ALAMO GROUP INC
filed 2020-02-28
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☐	FOR THE YEAR ENDED DECEMBER 31, 2019
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

830-379-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange
Common Stock, par value $.10 per share	ALG	on which registered
New York Stock Exchange
 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 28, 2019 (based upon the last reported sale price of $99.93 per share) was approximately $972,944,961 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 21, 2020 was 11,834,714 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2020 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design and manufacture of high quality agricultural equipment and infrastructure maintenance equipment for governmental and industrial use. The Company’s products include tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, forestry and tree maintenance equipment, snow removal equipment, leaf collection equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets. In 2019, the Company completed three acquisitions which included the acquisitions of Dutch Power B.V. ("Dutch Power"), Dixie Chopper ("Dixie Chopper") and Morbark, LLC ("Morbark"), each as described below in further detail.

The Company has approximately 4,270 employees and operates a total of thirty plants in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, South America, Europe and Australia.

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

The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. (“Rhino”), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. The addition of M&W Gear Company (“M&W”) in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment, which complements the Rhino distribution network. M&W is part of the agricultural marketing group.

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

In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. (“SMA”) located in Orleans, France. SMA manufactures and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing equipment and associated replacement parts primarily to departments of the French government. This acquisition, along with the acquisitions of Forges Gorce ("Forges Gorce"), a flail blade manufacturer in France, in 1996 and Rousseau Holdings S.A. (“Rousseau”), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of equipment sold by the Company.

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

In 2000, the Company purchased the product line and associated assets of Twose of Tiverton Ltd. (“Twose”) a small regional manufacturer of power arm flail mowers and parts, as well as harrows and rollers, in the U.K. Twose consolidated its operations into the existing facilities at McConnel and Bomford and its brand name has been merged into the McConnel product line.

In 2000, the Company acquired Schulte Industries Ltd. and its related entities (“Schulte”). Schulte is a Canadian manufacturer of mechanical rotary mowers, snow blowers, and rock removal equipment. Schulte strengthened the Company’s Canadian presence in both marketing and manufacturing. It also expanded the Company’s range of large, heavy-duty rotary mowers.

In 2001, the Company acquired all of the assets of SMC Corporation (“SMC”). SMC manufactures front-end loaders and backhoes principally for Original Equipment Manufacturer (“OEM”) customers and its own SMC brand. This acquisition expanded the product range of our agricultural division and has since been consolidated into the Company's Gibson City, Illinois location under the RhinoAg brand.

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

In 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc., including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition enhanced our Industrial Division product offering sold to governmental buyers and related contractors for maintenance along right-of-ways.

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

In 2014, the Company acquired Kellands Agricultural Ltd. and its subsidiary Multidrive Tractors Ltd. ("Kellands"). Kellands is a U.K.-based manufacturer of self-propelled sprayers and a range of multi-purpose load-carrying tractor vehicles. This acquisition enhanced our manufacture and distribution of our agricultural machinery in Europe and allowed the Company to enter into the self-propelled sprayer market. The Kellands operations were consolidated into the Company's Salford Priors facility and its products are sold under the McConnel brand name.

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

In 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and trailers sold throughout Brazil. This acquisition, along with our existing Herder operation in Brazil, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

In 2017, the Company acquired substantially all of the assets and assumed certain specified liabilities of Old Dominion Brush Company, Inc. ("ODB"). ODB manufactures leaf collection equipment as well as replacement brooms for street sweepers, both of which are sold to municipalities, contractors and commercial landscape markets in North America. ODB is based in Richmond, Virginia. This acquisition provided new and complementary products to our existing range of infrastructure maintenance equipment and parts.

In 2017, the Company acquired R.P.M. Tech Inc. ("RPM"), a manufacturer of heavy duty snow removal equipment and associated parts. RPM primarily sells to governmental agencies, related contractors, airports and other industrial users. This acquisition complemented our existing range of snow removal products with RPM's range of heavy duty snow removal equipment, including their line of mechanical snow blowers. RPM's operations are in Drummondville, Quebec and RPM's production operations have recently moved into the Company's nearby Tenco facility.

On March 5, 2019, the Company acquired 100% of the outstanding capital shares of Dutch Power B.V. ("Dutch Power") in the Netherlands. Dutch Power designs and manufactures a variety of landscape and vegetation management machines and attachments. This acquisition complements our existing platform and increases our capabilities in the European market.

On August 6, 2019, the Company acquired substantially all of the assets of the Dixie Chopper ("Dixie Chopper") business. Dixie Chopper manufactures a wide range of commercial and high end residential Zero Turn ("ZT") mowers. This acquisition provides a new channel and increases the Company's exposure in the outdoor power equipment market. Dixie Chopper was relocated into the Company's RhinoAg facility in Gibson City, Illinois.

On October 24, 2019, the Company acquired 100% of the outstanding capital shares of Morbark, LLC ("Morbark"). Morbark is a leading manufacturer of equipment and aftermarket parts for forestry, tree care, biomass, land management and recycling markets. The acquisition expands the Company's product line and complements its range of vegetation maintenance equipment in an adjacent market. Morbark is based in Winn, Michigan with subsidiary locations in Wooster, Ohio and Roxton Falls, Quebec.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King®, Tiger®, Herder®, Conver®, Roberine®, Votex®, Precision Makers®, Schwarze®, NiteHawk®, ODB™, Henke®, Tenco®, Wausau®, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®,Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, Earthmaster®, RhinoAg®, Dixie Chopper®, Herschel®, Valu-Bilt™, CT Farm & Country™, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau® and trademarks (some with related designs) as well as other trademarks and trade names.

Products and Distribution Channels

At the beginning of the fourth quarter of 2019, the Company began reporting operating results on the basis of two segments: the Industrial Division and the Agricultural Division. Prior to the fourth quarter of 2019, the Company had been reporting its operating results on the basis of three segments which included the Company's European Division. The Company's European Division was a mixture of industrial and agricultural products similar to those within our other two segments. We believe that by combining similar products under two reporting segments, each operating globally, we will achieve better alignment of our products along functional lines, which will allow the Company to operate more efficiently.

Industrial Division

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

Super Products produces truck-mounted vacuum trucks, combination sewer cleaners and hydro excavators. Its products are sold to municipalities, utilities and contractors through a nationwide distributor network. Super Products also operates a network of rental stores that provides short and long-term rental contracts for its products. Rental customers are primarily contractors serving the petrochemical, petroleum production and refining industries. A portion of the sales of Super Products includes truck chassis which are not manufactured by the Company.
Rivard manufactures vacuum trucks, high pressure cleaning systems and trenchers. Rivard’s equipment is sold primarily in France and certain other markets, mainly in Europe, the Middle East and North Africa, and to governmental entities and related contractors. This business also complements our product offerings in North America. The majority of Rivard's customers provide their own truck chassis.

Morbark manufactures a broad range of tree chippers, stump grinders, mulchers, brush cutters, flails and debarkers sold under the Morbark, Rayco, Denis Cimaf and Boxer brand names. It's products are sold to industrial and commercial contractors mainly through a network of independent dealers and distributors and, to a lesser extent, direct sales to end-users.

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
H.P. Fairfield is a full-service distributor of public works and runway maintenance products, parts and service, whose sales and service outlets are located in the northeastern part of the U.S. H.P. Fairfield’s offerings include custom municipal snow and ice removal equipment, a range of salt spreaders and truck bodies, street sweepers, a line of industrial rotary, flail and boom mowers, solid waste and recycling equipment, water and sewer maintenance equipment, municipal tractors and attachments, and asphalt maintenance patchers, some of which are sourced from other Alamo Group companies. H.P. Fairfield also provides truck up-fitting services as part of its business.
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

Dutch Power produces a variety of landscape and vegetation maintenance equipment and attachments under several brand names including Herder, Conver, Roberine, Votex and Precision Makers. Dutch Power primarily sells to contractors who perform infrastructure maintenance for governmental agencies and private landowners.

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
Schulte equipment includes heavy-duty mechanical rotary mowers, snow blowers, rock removal equipment and related replacement parts. Schulte serves both the agricultural and governmental markets primarily in Canada and the U.S. It also sells some of the Company’s other product lines in its markets and some of its products through independent distributors throughout the world.

Dixie Chopper produces a wide range of commercial and high end residential zero turn ("ZT") mowers. It sells its products through its independent dealers in the outdoor power equipment channel throughout the U.S.

McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, remote control mowers as well as other tractor attachments and implements such as cultivators, subsoilers and other implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe and, to a lesser extent, throughout the world, through independent dealers and distributors. McConnel also sells a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through its existing dealer network as well as various marketing groups within the European region of the Agricultural Division.
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

Spearhead manufactures a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters. These products are manufactured in the Company's Salford Priors facility.
Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France. These products are manufactured at our facility near Lyon, France.

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

Forges Gorce manufactures cutting blades which are sold to some of the Company’s subsidiaries as well as to other third party customers and distributors.

Herder and Santa Izabel give the Company a presence in the Brazilian agricultural market. Herder manufactures and distributes flail and rotary mowers and various other agricultural equipment, direct and through dealers. Its products are used in a wide variety of agricultural and governmental markets. Santa Izabel designs, manufactures and markets a variety of agricultural implements, including sugar cane trailers sold throughout Brazil.

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
Fieldquip broadens the Company's presence in Australia. The company sells a variety of agricultural equipment, specifically rotary mowers and tractor attachments. Fieldquip sells to customers ranging from large agricultural and commercial operators to small farm hobbyist and residential users, as well as agricultural dealers who serve owners and operators in the turf, golf, park and airport industries and growers with orchards, vineyards and plantations in Australia and the South Pacific.

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 19%, 19% and 19% of the Company’s total sales for the years ended December 31, 2019, 2018 and 2017, respectively. Proprietary replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2019, the Company employed 268 people in its various engineering departments, 152 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $11,984,000 in 2019, $10,429,000 in 2018 and $9,849,000 in 2017. As a percentage of sales, research and development was approximately 1.1% in 2019, 1.0% in 2018 and 1.1% in 2017, and is expected to continue at similar levels in 2020.

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

Unfilled Orders

As of December 31, 2019, the Company had unfilled customer orders of $261,016,000 compared to $240,260,000 at December 31, 2018. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2019 will be shipped during fiscal year 2020. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2019, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

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

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $94,049,000 and $26,523,000 as of December 31, 2019 and 2018, respectively. The increase was primarily related to the valuation on intangible assets from the acquisitions of Dutch Power and Morbark.

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

Employees

As of December 31, 2019, the Company employed approximately 4,270 employees. In North America, the Company has collective bargaining agreements at its Gradall facility which covers 214 employees and will expire on April 11, 2021, and its Tenco facility in Canada covering 101 employees which will expire on December 31, 2020. R.P.M. in Canada currently has two union agreements, one which covers 4 employees and expires in February 2020 and one covering 20 employees that expired in December 2019, and, upon expiration, merged into the union agreement at Tenco. Everest has a collective bargaining agreement covering 71 employees which will expire on November 30, 2023. The Company’s European locations, McConnel, Bomford, Spearhead, AMS-UK, SMA Faucheux, Forges Gorce, Rousseau and Rivard, have various collective bargaining agreements covering 907 employees. The Company considers its employee relations to be satisfactory.

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

Forward-Looking Information

Part I of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made in other documents filed or furnished with the SEC, or by management orally or in press releases, conferences, reports or otherwise to analysts, investors, representatives of the media and others, in the future by or on behalf of the Company. Generally, forward-looking statements are not based on historical facts but instead represent the Company's and its management's beliefs regarding future events.

Statements that are not historical are forward-looking. When used by us or on our behalf, the words "expect," “will,” “estimate,” “believe,” “intend,” "would," “could,” "predict," “should,” “anticipate,” "continue," “project,” “forecast,” “plan,” “may” and similar expressions generally identify forward-looking statements made by us or on our behalf. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets we serve. Certain particular risks and uncertainties that continually face us include the following:

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
•legal actions and litigation;
•adverse impacts on our supply chain and other parts of our business resulting from the sudden unrestrained outbreak of human disease including those caused by the coronavirus;
•impairment in the carrying value of goodwill;
•our ability to successfully integrate acquisitions and operate acquired businesses or assets;
•current and changing tax laws in the U.S. and internationally;
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
•increased competition;
•repercussions from the exit by the U.K. from the European Union;
•increases in input costs on items we use in the manufacturing of our products;
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

•changes in domestic and foreign governmental policies and laws, including increased levels of government regulation and changes in agricultural policies, including the amount of farm subsidies and farm payments as well as changes in trade policy that may have an adverse impact on our business;
•government actions, including but not limited to budget levels, change in tax laws, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety;
•risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above and under “Risk Factors,” as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us and our businesses, including factors that could potentially materially affect our financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company’s businesses. Any forward-looking statements made by or on behalf of the Company speak only to the date they are made and we do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2020 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Ronald A. Robinson	67	President and Chief Executive Officer
Dan E. Malone	59	Executive Vice President and Chief Financial Officer
Jeffery A. Leonard	60	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division
Richard H. Raborn	54	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Richard J. Wehrle	63	Vice President, Controller and Treasurer
Edward T. Rizzuti	50	Vice President, General Counsel and Secretary
Janet S. Pollock	61	Vice President, Human Resources
Lori L. Sullivan	50	Vice President, Internal Audit

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

Janet S. Pollock was appointed Vice President, Human Resources of Alamo Group Inc. effective May 3, 2018. Ms. Pollock joined Alamo Group in June of 2013 as Vice President of Human Resources for U.S. Operations. Prior to joining the Company, Ms. Pollock was previously Vice President of Human Resources with CPS Energy in San Antonio, Texas and Vice President of Strategic Initiatives for Coca-Cola Enterprises, Inc.

Lori L. Sullivan was appointed Vice President, Internal Audit of Alamo Group Inc. effective May 2, 2019. Prior to this appointment, Ms. Sullivan was Vice President of Internal Audit for U.S. Operations and Director of Internal Audit for Alamo Group Inc. Ms. Sullivan has held audit positions within various industries including research and development, public utilities, and public accounting prior to joining Alamo Group in July of 2011.

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary/deflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and recessionary economic conditions and outlook could cause consumers to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings. In addition, the spread of the coronavirus may also have adverse impacts on global economic activity which could negatively impact our revenues.

The exit by the U.K. from the European Union (“Brexit”) and the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the U.K., the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by the uncertainty concerning new or modified trading arrangements between the U.K. and other countries. Any of these developments could negatively affect economic growth or business activity in the U.K., the European Union and elsewhere, and could materially and adversely affect our business and results of operations.

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

We are subject to fluctuations in market prices for raw materials such as steel and energy. In addition, although most of the raw materials and purchased components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs could negatively affect spending by farmers, including their purchases of our products. In addition, a sudden and unrestrained outbreak of human disease could cause disruptions in our supply chain. For example, in 2020 we may experience delays in obtaining or an inability to obtain certain important components from our Chinese suppliers because of a rapid spread of the coronavirus in that country and potential reductions in manufacturing output.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2019, goodwill was $198,022,000, which represents 16% of total assets.

The Company recognized no goodwill impairment in 2019, 2018 or 2017. During the 2019 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2019 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than 15% decline in fair value, it could impact our results of operations as well as our net worth.

We are significantly dependent on information technology and our business may suffer from disruptions associated with information technology, cyber-attacks or other catastrophic losses affecting our IT infrastructure.

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

In addition, in the ordinary course of our business, we collect and store sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information or other sensitive information of our customers and employees. The secure use, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the information security measures we have taken, our information technology and infrastructure may be subjected to attacks by hackers or breached due to employee malfeasance, employee errors, or other disruptions. Cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data and intellectual property. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other similar attacks. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers could result in inappropriate access to our intellectual property, Company data, or personally identifiable information of our global workforce, suppliers, or customers. Potential consequences of a successful cyber-attack or other cybersecurity breach or incident include remediation costs, legal costs, increased cybersecurity protection costs, lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. While we have taken steps to address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate.

Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The EU has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”), which came into effect in May of 2018. GDPR extends the scope of the existing EU data protection law to foreign companies processing personal data of EU residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20,000,000, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states have enacted privacy and data protection laws. For example, the State of California enacted the California Consumer Privacy Act ("CCPA") which became effective in 2020. Implementation of, and compliance with, the GDPR, CCPA and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR, CCPA and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

We may not be able to realize the potential or strategic benefits of the acquisitions we complete, and the businesses we have acquired, or may acquire in the future, may not perform as expected.

Acquisitions are an important part of our growth strategy and we have completed a number of acquisitions over the past several years. In 2019, we completed three acquisitions, namely Dutch Power, Dixie Chopper, and Morbark. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

•potential negative impact on our earnings per share as a result of acquisition costs and related financing costs, among other things;

•the assumption of liabilities that are unknown to us at the time of closing;
•failure of acquired products to achieve projected sales;
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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business, our results of operations or financial condition. In addition, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. We could face many risks in integrating acquired businesses, including but not limited to the following:

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
•We may encounter problems in integrating the acquired products with our existing and/or new products;
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

The agricultural industry and the infrastructure maintenance industry are seasonal, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

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

Extreme weather conditions may impact demand for some of our products and impact our business, results of operations and financial condition.

Extreme weather conditions such as droughts or flooding may adversely affect sales of some of our products including our mowing equipment and other agricultural equipment and related parts. Milder winter conditions with lower snowfall accumulations can have an adverse impact on sales of our snow removal equipment and related parts business in the key markets we serve. In the event unfavorable weather conditions are worsened as a result of global climate change, our business may be adversely affected to a more significant extent.

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

The products we manufacture or sell, particularly engines, are subject to increasingly stringent environmental emission regulations. For instance, the EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. As of January 1, 2012, such requirements expanded to additional horsepower categories and, accordingly, apply to more of the products we sell. While we have developed and implemented plans to achieve full and timely compliance with these requirements, our ability to meet the Tier 4 requirements is subject to many variables, some of which are beyond our direct control. If we fail to meet the Tier 4 requirements and any other EPA emission standards that are currently in place or that may be introduced in the future, our ability to sell our products into the market may be limited, which could have a material adverse effect on our competitive position and financial results.

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

Changes in environmental laws or new laws relating to climate change and/or the emission of greenhouse gases ("GHG") may cause us to make additional investment in new product designs or could increase our environmental compliance expenditures. The regulation of GHG emissions could result in other additional costs to the Company in the form of tax or emissions allowances, facility improvement costs, and higher input costs. Increased input costs and other costs associated with GHG emissions regulation and related compliance may also negatively impact customer demand. Because the timing and extent of GHG emission regulations or climate change regulations are unknown at this time, we are unable to predict the impact this may have on our overall business.

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

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us, including a potential increase to the interest rate we currently pay on outstanding debt under our credit arrangements, which could adversely affect our operating results.

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

Changes concerning the availability of the London Interbank Offered Rate ("LIBOR") may have a negative impact on our business.

Current interest rates on borrowings under our credit facility are variable and include the use of the London
Interbank Offered Rate (“LIBOR”). In 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2019 ranged from $75.12 to $129.74 per share, and during 2018 from $73.92 to $120.13 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2019, 11,828,764 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 203,725 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2020, the Board of Directors of the Company increased its quarterly dividend from $0.12 per share to $0.13 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include prohibiting stockholders from calling stockholder meetings and prohibiting stockholder actions by written consent. Our Certificate of Incorporation and Bylaws state that any amendment to certain provisions, including those provisions regarding limitations on action by written consent discussed above, be approved by the holders of at least two-thirds of our common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained.

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

As of December 31, 2019, five investors - BlackRock, Inc., Henry Crown and Company, Dimensional Fund Advisors LP, Victory Capital Management Inc., and The Vanguard Group - beneficially owned approximately 45% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2019, the Company utilized thirty principal manufacturing plants with sixteen located in the United States, eight in Europe, four in Canada, one in Australia and one in Brazil. The facilities are listed below

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,100,000	Owned	Tree chippers, Grinders, Brush Cutters, Debarkers, Utility Loaders for Morbark and Boxer
Selma, Alabama*	769,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Stump Cutters, Aerial Trimmers, Mulchers, Crawler Trucks for Rayco
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, front-end loaders, backhoes, and other implements for Rhino, Bush Hog and OEM's
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Richmond, Virginia*	197,000	Leased	Leaf Collection Equipment and Replacement Brooms for Street Sweepers for ODB
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Agriculture Mowing Equipment and other Attachments for Santa Izabel
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Leavenworth, Kansas*	72,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Enschede, The Netherlands	65,000	Owned	Rotary, Flail and Commercial Mowers for Dutch Power
New Berlin, Wisconsin*	55,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Brookfield, Wisconsin*	46,000	Leased	Truck-Mounted Vacuum Trucks for Super Products
Kent, Washington*	42,800	Owned	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Middelburg, The Netherlands*	32,000	Owned	Boom Mowers and Stump Grinders for Dutch Power
Roxton Falls, Canada	32,000	Owned	Brush Cutters, Mulchers, Utility Loaders for Denis Cimaf
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Giessen, The Netherlands*	23,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Dutch Power
     * Principal manufacturing plants
Approximately 84% of the manufacturing, warehouse and office space is owned. Our Chartres, France location is listed for sale. The Company just completed building a new facility for its Super Products vacuum trucks operation and will begin manufacturing during the first quarter of 2020. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 21, 2020, there were 11,834,714 shares of common stock outstanding, held by approximately 52 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 21, 2020, the closing price of the common stock on the New York Stock Exchange was $129.11 per share.

The following table sets forth, for the period indicated, on a per share basis, the range of high and low sales prices for the Company’s common stock as quoted by the New York Stock Exchange. These price quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On January 2, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share which was paid on January 29, 2020 to holders of record as of January 16, 2020. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2019, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P SmallCap 600 Index and the Russell 2000 Index

$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Alamo Group Inc.
S&P SmallCap 600
Russell 2000

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
Alamo Group Inc.	100.00	108.23	159.06	237.01	163.09	266.12
S&P SmallCap 600	100.00	98.03	124.06	140.48	128.56	157.85
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

Purchase of Equity Securities

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 -31, 2019	—	—	—	$25,861,222
November 1 - 30, 2019	—	—	—	$25,861,222
December 1 - 31, 2019	—	—	—	$25,861,222
Total	—		—
(1) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of Alamo Group Inc. and its subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, including in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Operations:
Net sales	$1,119,138	$1,008,822	$912,380	$844,748	$879,577
Income before income taxes	84,335	94,531	82,367	62,189	66,867
Net income	62,906	73,486	44,315	40,045	43,209
Percent of sales	5.6%	7.3%	4.9%	4.7%	4.9%
Earnings per share
Basic	5.36	6.30	3.84	3.50	3.81
Diluted	5.33	6.25	3.79	3.46	3.76
Dividends per share	0.48	0.44	0.40	0.36	0.32
Average common shares
Basic	11,729	11,660	11,549	11,434	11,349
Diluted	11,800	11,761	11,682	11,565	11,482
Financial Position:
Total assets	$1,212,763	$721,633	$639,671	$552,776	$603,503
Short-term debt and current maturities	18,840	119	82	73	77
Long-term debt, excluding current maturities	425,141	85,179	60,000	70,017	144,006
Stockholders’ equity	$569,757	$507,371	$449,108	$387,717	$360,469
 (1)   Includes the results of operations of companies acquired from the closing dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Outlook

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section beginning on page 12.

In 2019, the Company encountered several challenges including, among other things, ongoing weak agricultural markets worldwide, slowing economic conditions due to weakening in the overall industrial markets we serve, and continued trade disputes between the U.S. and China, all of which hampered sales.  While the Company believes that some of these adverse conditions are showing signs of moderating in 2020, we remain cautious in terms of our outlook for the year, given ever-changing market conditions and global uncertainty. Input costs can and do change regularly, while international trade disputes and a continuing tight labor market remain of concern. In addition, U.S. national elections in 2020 create further uncertainty for us, particularly in some of the governmental markets we serve. Despite the challenges faced in 2019, we were successful in completing three important acquisition transactions and, as a result, our backlog was in excess of $260,000,000 as of December 31, 2019, which is almost 9% higher than our backlog level at December 31, 2018.  We believe these recent acquisitions will facilitate stronger top and bottom line growth for us going forward as we integrate the acquired businesses and focus our efforts on realizing identified cost and revenue synergies. We will also continue our focus on ongoing operational improvement initiatives and, as we did in 2019, will maintain a high level of capital expenditures in 2020 in line with expenditures of the last several years. Of course, we may also be negatively affected by several other unanticipated factors, such as a weakness in the overall economy; significant changes in currency exchange rates; further changes in trade policy; Brexit integration impacts; increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors.”

Beginning with the fourth quarter of 2019, the Company began reporting operating results on the basis of two segments, namely the Industrial Division and the Agricultural Division, to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Prior to the fourth quarter of 2019, the Company had been reporting its operating results on the basis of three segments which included the Company's European Division. The Company's European Division was a mixture of industrial and agricultural products similar to those within our other two segments. We believe that by combining similar products under two reporting segments we will achieve better alignment of our products along functional lines which will allow the Company to operate more efficiently. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2019	2018	2017

Industrial	$768,454	$638,198	$563,599
Agricultural	350,684	370,624	348,781
Total net sales	$1,119,138	$1,008,822	$912,380

Cost and profit margins, as percentages of net sales:

Cost of sales	75.6%	74.6%	74.3%
Gross profit	24.4%	25.4%	25.7%
Selling, general, administrative, and amortization expenses	16.0%	15.4%	16.0%
Income from operations	8.5%	10.0%	9.7%
Income before income taxes	7.5%	9.4%	9.0%
Net income	5.6%	7.3%	4.9%

Results of Operations

Fiscal 2019 compared to Fiscal 2018

The Company’s net sales in the fiscal year ended December 31, 2019 (“2019”) were $1,119,138,000, an increase of $110,316,000 or 10.9% compared to $1,008,822,000 for the fiscal year ended December 31, 2018 (“2018”). The increase in net sales was mainly due to the acquisition of Dutch Power, which contributed $36,350,000 in net sales and the Morbark acquisition, which added $35,113,000 in net sales. Also contributing to the increase in sales for 2019 was relatively strong demand for our products in the Company's Industrial Division. These positive net sales impacts more than offset lower sales in our Agricultural Division due to weak market conditions as well as unfavorable currency translation effects in our European operations.

Net Industrial sales were $768,454,000 in 2019 compared to $638,198,000 in 2018, an increase of $130,256,000 or 20.4%, primarily resulting from the acquisitions of Dutch Power and Morbark which together accounted for $71,463,000 of the increase in net sales. Also contributing to the increase were higher sales of vacuum trucks, sweepers, excavators and snow equipment. To a lesser extent, negatively affecting sales in this division were lower mowing equipment sales.

Net Agricultural sales were $350,684,000 in 2019 compared to $370,624,000 in 2018, representing a decrease of $19,940,000 or 5.4%. Negatively affecting sales in this Division were weak market conditions and lower farm incomes, which have been impacted by lower commodity prices as well as on going trade disputes. A first quarter 2019 shutdown in this Division's largest manufacturing facility to install an upgrade to its paint system in addition to heavy rains and flooding throughout the mid-west part of the U.S. during the second quarter of 2019 also negatively hampered sales. Also negatively affecting sales were weak agricultural conditions in the U.K. during the second half of 2019.

Gross profit for 2019 was $273,227,000 (24.4% of net sales) compared to $256,115,000 (25.4% of net sales) in 2018, an increase of $17,112,000. The increase in gross profit for 2019 came from the acquisitions of Dutch Power and Morbark and higher equipment sales in the Company's Industrial Division. Negatively affecting the gross margin and margin percentage for 2019 as compared to 2018 were the step-up inventory charge of $3,251,000 at Morbark due to the acquisition, the effects of lower production in our Agricultural Division and unfavorable product mix, partially offset by lower material costs and improvements in the Rivard vacuum truck business.
Selling, general and administrative expenses (“SG&A”) were $172,921,000 (15.5% of net sales) in 2019 compared to $151,522,000 (15.0% of net sales) in 2018, an increase of $21,399,000. To a large extent, the increase in SG&A was a result of the acquisitions of Dutch Power and Morbark which accounted for $12,498,000 of the increase. Also contributing to the higher SG&A costs were increased spending in research and development projects, higher commissions and other selling expenses as well as acquisition expenses, in the amount of $1,940,000. Amortization expense in 2019 was $5,658,000 compared to $3,505,000 in 2018, an increase of $2,153,000. The increased amortization expense in 2019 was primarily from the acquisitions of Dutch Power and Morbark.

Interest expense for 2019 was $10,747,000 compared to $5,493,000 in 2018, an increase of $5,254,000 or 95.6%. The increase in interest expense in 2019 came from increased borrowings due to the Dutch Power and Morbark acquisitions.

Other income (expense), net was expense of $795,000 during 2019 compared to expense of $1,474,000 in 2018. The expense in 2019 and the expense in 2018 were primarily the result of changes in exchange rates.

Provision for income taxes was $21,429,000 (25.4% of income before income taxes) for 2019 compared to $21,045,000 (22.3% of income before income taxes) in 2018. The lower effective tax rate in 2018 as compared to 2019 was a result of the Company recording a net benefit to income taxes of $3,331,000 in 2018 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of Tax Cuts and Jobs Act ("TCJA"), as more fully described in Note 14 of the Notes to the Consolidated Financial Statements. This factor reduced the Company's effective income tax rate for 2018 to 22.3%.

Net income for 2019 was $62,906,000 compared to $73,486,000 in 2018, due to the factors described above.

Fiscal 2018 compared to Fiscal 2017

The Company’s net sales in the fiscal year ended December 31, 2018 (“2018”) were $1,008,822,000, an increase of $96,442,000 or 10.6% compared to $912,380,000 for the fiscal year ended December 31, 2017 (“2017”). The increase was mainly attributable to the increased demand for our products in the Company's Industrial Division and in our Agricultural Division's European operations. Our acquisitions of Santa Izabel, ODB and RPM added $39,396,000 to the increase in net sales. Also contributing to the increase in sales for 2018 were favorable currency translation effects primarily relating to our European sales.

Net Industrial sales were $638,198,000 in 2018 compared to $563,599,000 in 2017, an increase of $74,599,000 or 13.2%. The increase primarily came from higher sales of vacuum trucks, mowing equipment, sweepers, excavators and snow equipment. Also contributing to the increase were the acquisitions of ODB and RPM which together added $29,174,000 in net sales.

Net Agricultural sales were $370,624,000 in 2018 compared to $348,781,000 in 2017, representing an increase of $21,843,000 or 6.3%. The increase was a result of the acquisition of Santa Izabel which accounted for $10,222,000 in net sales along with increased sales in our European agriculture markets. Negatively affecting this Division were soft market conditions which resulted from lower farm incomes and commodity prices and the impacts of new and retaliatory tariffs.

Gross profit for 2018 was $256,115,000 (25.4% of net sales) compared to $234,693,000 (25.7% of net sales) in 2017, an increase of $21,422,000. The increase in gross profit for 2018 resulted from higher equipment sales in the Company's Industrial Division and in our Agricultural Division's European operations and, to a lesser extent, the acquisitions of Santa Izabel, ODB and RPM. Negatively affecting the gross margin and margin percentage for 2018 were higher steel, freight and other input costs (including tariff impacts) which more than offset productivity improvements, pricing actions, and purchasing initiatives. To a lesser extent, gross margin percentage was also impacted by the mix of higher wholegoods, tractor and chassis sales compared to modest higher margin part sales.

Selling, general and administrative expenses (“SG&A”) were $151,522,000 (15.0% of net sales) in 2018 compared to $142,638,000 (15.6% of net sales) in 2017, an increase of $8,884,000. The increase in SG&A was primarily the result of the acquisitions of Santa Izabel, ODB and RPM in the amount of $5,120,000 and to a lesser extent higher commissions and other selling expenses and higher spending on research and development projects. Amortization expense in 2018 was $3,505,000 compared to $3,317,000 in 2017, an increase of $188,000. The increased expense in 2018 was primarily from currency translation effects on our foreign amortization expense..

Interest expense for 2018 was $5,493,000 compared to $4,839,000 in 2017, an increase of $654,000 or 13.5%. The increase in expense in 2018 was due to higher debt levels as a result of increased demands in working capital and an increase in interest rates during 2018.

Other income (expense), net was expense of $1,474,000 during 2018 compared to expense of $1,868,000 in 2017. The expense in 2018 and the expense in 2017 were primarily the result of changes in exchange rates.

Provision for income taxes was $21,045,000 (22.3% of income before income taxes) for 2018 compared to $38,052,000 (46.2% of income before income taxes) in 2017. The decrease in both income taxes and the effective tax rate was due to the enactment of the TCJA which lowered the U.S. statutory income tax rate from 35% in 2017 to 21% in 2018. In addition, the Company recorded during 2018, a net benefit to income taxes of $3,331,000 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of TCJA, as more fully described in Note 14 of the Notes to the Consolidated Financial Statements. The combination of these two factors reduced the Company's effective income tax rate for 2018 to 22.3%.

Net income for 2018 was $73,486,000 compared to $44,315,000 in 2017, due to the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s inventory and accounts payable levels, particularly in its Agricultural Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year-round sales programs. These sales, primarily in the Agricultural Division, help balance the Company’s production during the first and fourth quarters.

As of December 31, 2019, the Company had working capital of $407,954,000, which represents an increase of $55,963,000 from working capital of $351,991,000 as of December 31, 2018. The increase in working capital was primarily due to the acquisitions of Dutch Power and Morbark.

Capital expenditures were $31,337,000 for 2019, compared to $26,587,000 for 2018. The increase was primarily related to the construction of a new plant in Mukwonago, Wisconsin for the Company's Super Products vacuum truck operations as well as a significant plant expansion of the Company's Tenco facility in Canada. The Company will continue to maintain a high level of capital expenditures in order to increase production capacity, support improvement in operational efficiencies, invest in technology, as well as expand an existing manufacturing facility. We will fund future capital expenditures from operating cash flows or through our revolving credit facility, described below.

In conjunction with our implementation of the provisions of TCJA, and as more fully described in Note 14 to the consolidated financial statements, we recorded a liability in 2017 for the estimated U.S. federal tax due on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries not previously distributed. We will pay this liability over the eight-year period permitted by the TCJA provisions. The deemed repatriation of these accumulated earnings and profits is generally no longer subject to any U.S. federal income tax consequences associated with the repatriation of the Company's $37,003,000 in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2019; however, a portion would be subject to foreign withholding tax. The majority of these funds are at our French and Canadian facilities. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our European foreign affiliates. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., recent changes in the U.S. tax laws have substantially mitigated the cost of repatriation. Consequently, the Company now intends to repatriate foreign cash and cash equivalents in excess of amounts needed to fund foreign operating and investing activities. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

Net cash provided by operating activities was $88,813,000 for 2019, compared to $12,910,000 for 2018. The increase of cash from operating activities came primarily from working capital due to reductions in accounts receivable and inventory levels partially offset by increased investment in rental equipment in the Industrial Division .

Net cash used in investing activities was $429,940,000 for 2019, compared to $25,358,000 for 2018. The increase in cash used in investing activities was primarily due to the acquisitions of Morbark, Dutch Power and to a lesser extent Dixie Chopper.

Net cash provided by financing activities was $349,223,000 for 2019, compared to $22,208,000 for 2018. The majority of the increase in net cash provided by financing activities in 2019 was due to borrowings to finance the acquisitions of Morbark, Dutch Power, and to a lesser extent Dixie Chopper.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200,000,000. Pursuant to the Credit Agreement, the Company has borrowed $300,000,000 pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350,000,000 is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2019, $443,717,000 was outstanding under the Credit Agreement, $298,717,000 on the Term Facility and $145,000,000 on the Revolver Facility. On December 31, 2019, $3,025,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $201,975,000 in available borrowings. The Company is in compliance with the covenants under the Agreement.

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

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2020, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above- referenced note.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are currently likely to have a current or future material effect on our financial condition.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2019:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$443,717	$18,750	$30,000	$394,967	$—
Capital lease obligations	264	90	121	39	14
Interest obligations	90,575	18,831	37,653	34,091	—
Operating lease obligations	14,061	4,305	4,769	2,400	2,587
Purchase obligations	152,607	152,607	—	—	—
Total	$701,224	$194,583	$72,543	$431,497	$2,601

Definitions:
A.Long-term debt obligation means a principal payment obligation under long-term borrowings.
B.Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.
C.Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2019.
D.Operating lease obligation means a payment obligation under a lease classified as an operating lease.
E.Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

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

Business Combinations

We account for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to intangible assets based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.

Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangibles assets that are separately identifiable from goodwill, inventory step-up, and property, plant, and equipment. Such significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to an acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate subsequent to an acquisition; selecting an appropriate royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning the appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

In determining the estimated fair value of intangible assets that are separately identifiable from goodwill, we typically utilize the income approach, which discounts the projected future cash flows using an appropriate discount rate that reflects the risks associated with the projected cash flows. However, in certain instances, particularly in relation to developed technology or patents, we may utilize the cost approach depending on the nature of the respective intangible asset and the recency of the development or procurement of such technology. In determining the estimated fair value of acquired inventory, we typically utilize the cost approach for raw materials and the sales comparison approach for finished goods, work in process and component parts. In determining the estimated fair value of acquired property, plant, and equipment, we typically utilize the sales comparison approach or the cost approach depending on the nature of the respective asset and the recency of the construction or procurement of such asset.

Estimated fair values of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. Estimates that are sensitive include judgments as to whether information gathered during the measurement period relate to information that was not yet available or whether subsequent developments have occurred that indicate the recognition of other asset or liabilities should be recorded within net earnings. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable.

Sales Discounts

The Company's products are shipped to customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. and Canadian subsidiaries regularly enter into foreign exchange contracts for over 90% of their future net foreign currency cash receipts over a period of six months. As of December 31, 2019, the Company had a notional amount of $1,072,000 in outstanding forward exchange contracts related to accounts receivable. A 15% fluctuation in exchange rates for these currencies would change the fair value by approximately $161,000. However, since these contracts offset foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2019, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $8,612,000. Comparatively, on December 31, 2018, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $7,360,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2019 was a gain of $3,363,000. On December 31, 2019, the British pound closed at 0.7541 relative to the U.S. dollar, and the Euro closed at 0.8917 relative to the U.S. dollar. By comparison, on December 31, 2018, the British pound closed at 0.7838 relative to the U.S. dollar, and the Euro closed at 0.8718 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2019 average interest rate under these borrowings, the Company’s 2019 interest expense would have changed by approximately $4,832,000. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 50 through 87 of this report are incorporated herein by reference.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.

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

Item 9B. Other Information

(a) On February 27, 2020, the Board of Directors (the "Board") of the Company adopted forms of restricted stock award agreements, restricted stock unit agreements, and performance share unit agreements under the Company’s 2019 Equity Incentive Plan (the “Plan”), which was approved by stockholders at the Company’s 2019 annual meeting of stockholders. The form of restricted stock award agreement, restricted stock unit agreement and form of performance share unit agreement are attached to this Annual Report on Form 10-K as exhibit 10.23, 10.24 and 10.25, respectively, and the terms thereof are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2019.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2019, the last day of Alamo Group Inc.’s 2019 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2005 Incentive Stock Option Plan	59,020	$41.27	—
2009 Equity Incentive Plan	83,645	$91.23	—
2015 Incentive Stock Option Plan	60,700	$73.58	327,250
2019 Equity Incentive Plan	360	$118.83	499,640
Plans not approved by stockholders	—	—	—
Total	203,725		826,890

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2019.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents

3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed Herewith
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	Incentive Compensation Plan, adopted on December 9, 1997	Filed as Exhibit 10.14 to Form 10-K, March 31, 1998
*10.4	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.5	—	Amended and Restated 1994 Incentive Stock Option Plan adopted by the Board of Directors on July 7, 1999	Filed as Exhibit B to Schedule 14A, July 30, 1999
*10.6	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, March 30, 2001
*10.7	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
*10.8	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.9	—	Second Amended and Restated Credit Agreement, dated as of October 24, 2019, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, National Association, and BBVA USA as co-syndication agents, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 29, 2019
10.10	—	Securities Purchase Agreement, dated as of September 11, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers and Morbark Holdings Group, LLC, a Delaware limited liability company.	Filed as Exhibit 10.1 to Form 8-K, September 17, 2019

10.11	—	First Amendment to Securities Purchase Agreement, dated as of October 22, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers pursuant to Section 10.6 of the Securities Purchase Agreement.	Filed as Exhibit 10.2 to Form 10-Q, October 31, 2019
*10.12	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.13	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.14	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.15	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.16	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.17	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2012
*10.18	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.19	—	Executive Incentive Plan	Filed as Appendix A to Schedule 14A, March 28, 2013
*10.20	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.21	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.22		Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.23		Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed Herewith
*10.24		Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed Herewith
*10.25		Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed Herewith
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 28, 2020
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 28th day of February, 2020.

Signature	Title

/s/RODERICK R. BATY Roderick R. Baty	Chairman of the Board & Director

/s/RONALD A. ROBINSON Ronald A. Robinson	President, Chief Executive Officer (Principal Executive Officer)

/s/DAN E. MALONE Dan E. Malone	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Vice President, Controller & Treasurer (Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2019, the Company’s internal controls over financial reporting were effective based on these criteria.

The Company acquired Dutch Power B.V. (Dutch Power) and Morbark, LLC. (Morbark) during 2019, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, Dutch Power’s and Morbark's internal control over financial reporting associated with combined total assets of $452 million and combined total net sales of $71 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 28, 2020	/s/Ronald A. Robinson
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the sufficiency of evidence over Inventory

As discussed in Notes 1 and 6 to the consolidated financial statements, the value of inventory was $267.7 million as of December 31, 2019. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 30 principal manufacturing facilities located in seven countries.

We identified the assessment of the sufficiency of evidence over the existence of inventory as a critical audit matter. Inventory is located in dozens of locations across the world. The geographical dispersion of inventory required especially subjective auditor judgment in determining the sufficiency of audit evidence obtained over the existence of inventory. This included determining the Company facilities at which procedures were performed and the supervision and review of procedures performed at those facilities.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory process, including controls related to the physical inspection of inventories at each facility. We analyzed facilities with inventory to determine where we would perform procedures. We performed independent test counts and compared to the Company’s records to evaluate the inventory at those specific facilities. We inspected the results of counts performed for inaccuracies. We investigated inventory transactions that were made by the Company subsequent to the financial statement date for proper recording.

In addition, we assessed the overall sufficiency of audit evidence obtained over the existence of inventory.

Assessment of the initial fair value measurement of the intangible assets acquired through the business combination of Dutch Power Company B.V.

As discussed in Note 3 to the consolidated financial statements, the fair value of intangible assets related to trade names and trademarks, developed technology, and customer relationships acquired in the Dutch Power B.V. (Dutch Power) business combination was $14.1 million as of the acquisition date. The Company allocates the purchase price to assets acquired based on the fair value at the time of the acquisition.

We identified the assessment of the initial fair value measurement of the trade names and trademarks, developed technology, and customer relationships related to the acquisition of Dutch Power as a critical audit matter. Evaluating the assumptions used to determine the fair value involved a high degree of auditor judgment. The forecasted revenue, royalty rate, and the discount rate assumptions used to calculate the fair value of the intangible assets were challenging to test due to the sensitivity of the fair value determination to changes in these assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s business combination process, including controls over the development of the relevant assumptions as listed above. We evaluated the Company’s forecasted revenues for Dutch Power by comparing them to historical revenues of Dutch Power and to the Company’s and industry’s historical revenue growth rates. We compared the Company’s historical revenue forecasts from acquired businesses to actual results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses over the forecasted revenue, royalty rate and discount rate assumptions to assess their impact on the Company’s determination of the fair value. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

•evaluating the Company’s royalty rates and discount rates by comparing each to a range of rates that were independently developed using publicly available market data for comparable entities; and

•developing an estimate of the intangible assets’ fair value using the Company’s cash flow forecast and an independently developed discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

Assessment of the initial fair value measurement of the intangible assets acquired through the business combination of Morbark, LLC

As discussed in Note 3 to the consolidated financial statements, the fair value of intangible assets related to trade names and trademarks, developed technology, and customer relationships acquired in the Morbark, LLC (Morbark) business combination was $149 million as of the acquisition date. The Company allocates the purchase price to assets acquired based on the fair value at the time of the acquisition.

We identified the assessment of the initial fair value measurement of the trade names and trademarks, developed technology, and customer relationships related to the acquisition of Morbark as a critical audit matter. Evaluating the assumptions used to determine the fair value involved a high degree of auditor judgment. The customer attrition rate, forecasted revenue, royalty rate, and the discount rate assumptions used to calculate the fair value of the intangible assets were challenging to test due to the sensitivity of the fair value determination to changes in these assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s business combination process, including controls over the development of the relevant assumptions as listed above. We evaluated the Company’s forecasted revenues for Morbark by comparing them to historical revenues of Morbark and to the Company’s and industry’s historical revenue growth rates. We compared the Company’s historical revenue forecasts from acquired businesses to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s customer attrition rates by comparing them to historical customer data. We performed sensitivity analyses over the customer attrition rate, forecasted revenue, royalty rate and discount rate assumptions to assess their impact on the Company’s determination of the fair value. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

•evaluating the Company’s royalty rates and discount rates by comparing each to a range of rates that were independently developed using publicly available market data for comparable entities; and

•developing an estimate of the intangible assets’ fair value using the Company’s cash flow forecast and an independently developed discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/KPMG LLP

We have served as the Company’s auditor since 2009.

San Antonio, Texas
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Dutch Power Company B.V. and Morbark, LLC during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Dutch Power Company B.V.’s and Morbark, LLC’s internal control over financial reporting associated with total assets of $452 million and total net sales of $71 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Dutch Power Company B.V. and Morbark, LLC.

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

/s/KPMG LLP

San Antonio, Texas
February 28, 2020

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$42,311	$34,043
Accounts receivable, net	237,837	228,098
Inventories, net	267,674	176,630
Prepaid expenses and other current assets	10,099	5,327
Income tax receivable	12,907	8,745
Total current assets	570,828	452,843

Rental equipment, net	56,467	43,978

Property, plant and equipment	302,113	219,135
Less: Accumulated depreciation	(141,388)	(131,905)
Total property, plant and equipment, net	160,725	87,230

Goodwill	198,022	83,243
Intangible assets, net	206,272	48,857
Deferred income taxes	1,078	1,783
Other non-current assets	19,371	3,699
Total assets	$1,212,763	$721,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$81,986	$54,083
Income taxes payable	2,362	2,865
Accrued liabilities	59,686	43,785
Current maturities of long-term debt and finance lease obligations	18,840	119
Total current liabilities	162,874	100,852

Long-term debt and finance lease obligations, net of current maturities	425,141	85,179
Long-term tax liability	7,432	6,120
Deferred pension liability	1,844	1,944
Other long-term liabilities	19,254	8,436
Deferred income taxes	26,461	11,731
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,752,509 and 11,662,688 outstanding at December 31, 2019 and December 31, 2018, respectively	1,175	1,166
Additional paid-in capital	113,666	108,422
Treasury stock, at cost; 82,600 and 42,600 shares at December 31, 2019 and December 31, 2018, respectively	(4,566)	(426)
Retained earnings	500,320	443,040
Accumulated other comprehensive loss	(40,838)	(44,831)
Total stockholders’ equity	569,757	507,371
Total liabilities and stockholders’ equity	$1,212,763	$721,633

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net sales:
Industrial	$768,454	$638,198	$563,599
Agricultural	350,684	370,624	348,781
Total net sales	1,119,138	1,008,822	912,380
Cost of sales	845,911	752,707	677,687
Gross profit	273,227	256,115	234,693

Selling, general and administrative expenses	172,921	151,522	142,638
Amortization expense	5,658	3,505	3,317
Income from operations	94,648	101,088	88,738

Interest expense	(10,747)	(5,493)	(4,839)
Interest income	1,229	410	336
Other income	(795)	(1,474)	(1868)
Income before income taxes	84,335	94,531	82,367

Provision for income taxes	21,429	21,045	38,052
Net income	$62,906	$73,486	$44,315

Net income per common share:
Basic	$5.36	$6.30	$3.84
Diluted	$5.33	$6.25	$3.79
Average common shares:
Basic	11,729	11,660	11,549
Diluted	11,800	11,761	11,682

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017

Net income	$62,906	$73,486	$44,315
Other comprehensive income (loss):
Foreign currency translation adjustment	3,363	(13,347)	16,966
Unrealized gains on derivative instruments	610	—	—
Net (loss) gain on pension and other post-retirement benefits	(683)	(1,667)	987
Other comprehensive income (loss) before income tax benefit (expense)	3,290	(15,014)	17,953
Income tax benefit (expense) related to items of other comprehensive income (loss)	703	349	(363)
Other comprehensive income (loss)	$3,993	$(14,665)	$17,590
Comprehensive income	$66,899	$58,821	$61,905

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2016	11,420	$1,146	$99,765	$(426)	$334,988	$(47,756)	$387,717
Other comprehensive income	—	—	—	—	44,315	17,590	61,905
Stock-based compensation expense	—	—	1,869	—	—	—	1,869
Stock-based compensation transactions	114	12	2,219	—	—	—	2,231
Other			11		(11)	—	—
Dividends paid ($0.40 per share)	—	—	—	—	(4,614)	—	(4,614)
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Other comprehensive income	—	—	—	—	73,486	(14,665)	58,821
Stock-based compensation expense	—	—	2,450	—	—	—	2,450
Stock-based compensation transactions	86	8	2,108	—	—	—	2,116
Dividends paid ($0.44 per share)	—	—	—	—	(5,124)	—	(5,124)
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Other comprehensive income					62,906	3,993	66,899
Stock-based compensation expense	—	—	3,269	—	—	—	3,269
Stock-based compensation transactions	90	9	1,975	—	—	—	1,984
Repurchased shares	(40)	—	—	(4,140)	—	—	(4,140)
Dividends paid ($0.48 per share)	—	—	—	—	(5,626)	—	(5,626)
Balance at December 31, 2019	11,670	1,175	113,666	(4,566)	500,320	(40,838)	569,757

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
Operating Activities
Net income	$62,906	$73,486	$44,315
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	575	71	187
Depreciation - PP&E	14,934	12,884	11,616
Depreciation - Rental	9,373	6,725	5,531
Amortization of intangibles	5,658	3,505	3,317
Amortization of debt issuance	295	221	203
Stock-based compensation expense	3,269	2,450	1,869
Provision for deferred income tax expense	3,316	2,052	1,328
Gain on sale of property, plant and equipment	(912)	(361)	(341)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,447	(27,029)	(23,134)
Inventories	657	(25,991)	142
Rental equipment	(20,729)	(22,424)	(3,054)
Prepaid expenses and other	(4,633)	(583)	2,845
Trade accounts payable and accrued liabilities	6,397	4,130	11,688
Income taxes payable	(4,861)	(10,332)	2,357
Long term tax payable	(1,082)	(6,196)	12,478
Other assets and liabilities, net	2,203	302	(543)
Net cash provided by operating activities	88,813	12,910	70,804

Investing Activities
Acquisitions, net of cash acquired	(400,784)	—	(38,553)
Purchase of property, plant and equipment	(31,337)	(26,587)	(13,490)
Proceeds from sale of property, plant and equipment	2,277	1,341	767
Purchase of patents	(96)	(112)	—
Net cash used in investing activities	(429,940)	(25,358)	(51,276)

Financing Activities
Borrowings on bank revolving credit facility	217,000	159,000	143,000
Repayment on bank revolving credit facility	(157,000)	(134,000)	(153,000)
Principal payments on long-term debt and capital leases	(122)	216	(17)
Proceeds from issuance of long-term debt	300,002	—	—
Debt issuance cost	(2,875)	—	—
Dividends paid	(5,626)	(5,124)	(4,614)
Proceeds from exercise of stock options	2,573	2,552	2,397
Treasury stock repurchased	(4,140)	—	—
Common stock repurchased	(589)	(436)	(166)
Net cash provided (used in) in financing activities	349,223	22,208	(12,400)

Effect of exchange rate changes on cash	172	(1,090)	1,452
Net change in cash and cash equivalents	8,268	8,670	8,580
Cash and cash equivalents at beginning of the year	34,043	25,373	16,793
Cash and cash equivalents at end of the year	$42,311	$34,043	$25,373
Cash paid during the year for:
Interest	$9,455	$5,199	$5,217
Income taxes	$23,099	$30,295	$23,175
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

The Company manufactures, distributes and services high quality tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, forestry and tree maintenance equipment, snow removal equipment, leaf collection equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services.

The Company manages its business through two principal reporting segments: Industrial and Agricultural which are discussed in Note 18.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

 At the beginning of the fourth quarter of 2019, the Company began reporting operating results on the basis of two segments, the Industrial Division and the Agricultural Division. Prior to the fourth quarter of 2019, the Company had been reporting its operating results on the basis of three segments which included the Company's European Division. The Company's European Division was a mixture of industrial and agricultural products similar to those within the other two segments. The prior period segment information has been retrospectively adjusted to reflect the current segment presentation in Note 18 to the Consolidated Financial Statements.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2018, there was no restricted cash.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in other non-current assets, accrued liabilities, and other long-term liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued liabilities, and other long-term liabilities on our consolidated balance sheets.
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

We have elected to not account for the lease and non-lease components separately for most of our asset classes with the exception of real-estate. We have also elected to exclude all lease agreements with an initial term of 12 months or less from the lease recognition requirements as allowed by ASC.

See Note 10 to the Consolidated Financial Statements for more information regarding leases.

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

Revenue Recognition

The majority of the Company's revenue is recognized from product sales under contracts with customers. The Company presents two reportable operating segments within its financial statements: Industrial and Agricultural. Contract terms and performance obligations within each contractual agreement are generally consistent for both divisions, with small differences that do not have a significant impact on the revenue recognition considerations under Topic 606. Revenues are recognized when we satisfy our performance obligation to transfer product to our customers, which typically occurs at a point in time upon shipment or delivery of the product, and for an amount that reflects the transaction price that is allocated to the performance obligation. Our contracts with customers state the final terms of sale, including the description, quantity and price for goods sold. In the normal course of business, we generally do not accept product returns.

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

We have elected that any taxes collected from customers and remitted to government authorities (i.e., sales tax, use tax, etc.) are excluded from the measurement of the transaction price and therefore are excluded from net sales in the consolidated statements of operations.

There are instances where we provide shipping services in relation to the goods sold to our customers. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in cost of goods sold. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $14,587,000 and $11,145,000 on December 31, 2019 and December 31, 2018, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2019, 2018, and 2017 was approximately $12,177,000, $11,773,000 and $9,566,000, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $11,984,000, $10,429,000, and $9,849,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2019, 2018, and 2017:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2019	2018	2017

Risk-free interest rate	2.43%	2.94%	2.23%
Dividend yield	0.5%	0.5%	0.5%
Volatility factors	31.2%	34.5%	37.6%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” to simplify the accounting for income taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance will become effective for us on January 1, 2021 with early adoption permitted for any financial statements that have not been issued. The impacts that adoption of the ASU is expected to have on our financial disclosures is being evaluated.

3. BUSINESS COMBINATIONS

Dutch Power Company B.V.

On March 4, 2019, the Company acquired 100% of the issued and outstanding equity interests of Dutch Power Company B.V. ("Dutch Power"). Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines primarily in Europe. The primary reason for the Dutch Power acquisition was to enhance the Company's platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $53,000,000.

The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including estimated deferred taxes. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete.

This allocation resulted in goodwill of $12,097,000, all of which has been assigned to the Company's Industrial reporting segment, with none of the goodwill being tax deductible.

In the period between the date of acquisition and December 31, 2019, Dutch Power generated approximately $36,400,000 of net sales and $100,000 of net income. The Company has included the operating results of Dutch Power in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$87
Accounts receivable	6,278
Inventory	17,731
Prepaid and other assets	1,451
Property, plant and equipment	13,439
Intangible assets	14,095
Deferred tax liability	(4,265)
Other liabilities assumed	(8,302)

Net assets assumed	$40,514

Goodwill	12,097
Acquisition Price	$52,611

Morbark, LLC.

On October 24, 2019, the Company completed the acquisition of 100% of the outstanding capital shares of Morbark, LLC. ("Morbark") a former portfolio company of Stellex Capital Management. Morbark manufacturers equipment and aftermarket parts for forestry, tree maintenance, biomass, land management and recycling markets. These products are marketed under the Morbark, Rayco, Denis Cimaf and Boxer Equipment brand names. The total consideration for the purchase was approximately $354,000,000 on a debt free basis and subject to certain post-closing adjustments.

In connection with this acquisition, Alamo Group expanded its credit facility from $250,000,000 to $650,000,000 to accommodate this event and the ongoing needs of the combined entities. The new credit facility has a five-year duration and consists of a $300,000,000 term loan and a $350,000,000 revolving line of credit. The Company financed the Morbark acquisition through $355,000,000 of new borrowings under the amended credit facility.

The primary reason for the acquisition is to expand and complement our range of vegetation maintenance equipment in an adjacent market along with accelerating Morbark's international growth using the Company's existing presence in Europe, Brazil and Australia.

This allocation resulted in goodwill of $102,662,000, all of which has been assigned to the Company's Industrial reporting segment. $73,963,000 of goodwill is tax deductible, the remaining balance is not.

The acquisition was accounted for in accordance with ASC Topic 805 Business Combinations ("ASC Topic 805"). The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes, based on their estimated fair values as of October 24, 2019. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts once the necessary information is obtained and the analysis is complete.

In the period between the date of acquisition and December 31, 2019, Morbark generated approximately $35,100,000 of net sales and $1,500,000 of net loss. The Company has included the operating results of Morbark in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$13,966
Inventory	72,972
Prepaid and other assets	5,180
Rental Equipment	1,133
Property, plant and equipment	44,552
Intangible assets	149,015
Deferred tax liability	(7,628)
Other liabilities assumed	(32,275)

Net assets assumed	$246,915

Goodwill	102,662
Total Acquisition Price net cash	349,577
Plus: Cash	4,735
Total Consideration	354,312

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired business units of Morbark as if the acquisition had occurred on January 1, 2018 for the years ended December 31, 2018 and December 31, 2019. This includes certain pro forma adjustments including: (i) recognition of the costs related to the step-up in fair value of the Morbark inventory, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property, plant and equipment, and (iv) interest expense for historical long-term debt of Morbark that was repaid and interest expense on additional borrowings by the Company to fund the acquisition. The unaudited pro forma statement of income of the Company is as follows:

	(Unaudited) Year Ended December 31,
(In thousands, except per share amounts)	2019	2018
Net sales	$1,329,901	$1,214,285
Net income	$69,417	$56,697
Diluted earnings per share	$5.88	$4.82

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

(in thousands, except per share amounts)	2019	2018	2017

Net income	$62,906	$73,486	$44,315

Average common shares:
Basic (weighted-average outstanding shares)	11,729	11,660	11,549
Dilutive potential common shares from stock options	71	101	133
Diluted (weighted-average outstanding shares)	11,800	11,761	11,682

Basic earnings per share	$5.36	$6.30	$3.84

Diluted earnings per share	$5.33	$6.25	$3.79

Stock options totaling 4,244 shares in 2019, 4,850 shares in 2018, and 1,565 shares in 2017 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2019
Reserve for sales discounts	$18,123	$91,962	$39	$(93,241)	$16,883
Reserve for inventory obsolescence	7,194	5,711	6,467	(11,139)	8,233
Reserve for warranty	4,992	8,273	4,343	(7,359)	10,249
2018
Reserve for sales discounts	$15,652	$91,082	$(48)	$(88,563)	$18,123
Reserve for inventory obsolescence	6,932	3,773	(116)	(3,395)	7,194
Reserve for warranty	5,335	5,815	(144)	(6,014)	4,992
2017
Reserve for sales discounts	$13,488	$82,724	$166	$(80,726)	$15,652
Reserve for inventory obsolescence	7,262	3,007	886	(4,223)	6,932
Reserve for warranty	5,262	7,224	567	(7,718)	5,335

Sales Discounts

On December 31, 2019, the Company had $16,883,000 in reserves for sales discounts compared to $18,123,000 on December 31, 2018 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

Inventories – Obsolete and Slow Moving

The Company had a reserve of $8,233,000 on December 31, 2019 and $7,194,000 on December 31, 2018 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Industrial Division. The obsolete and slow moving inventory reserve is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $10,249,000 on December 31, 2019 and $4,992,000 on December 31, 2018 and is included in Note 11.

6. INVENTORIES

      Inventories valued at LIFO represented 42% and 60% of total inventory for the years ended December 31, 2019 and 2018, respectively. The excess of current costs (market value) over LIFO-valued inventories was $10,910,000 and $10,646,000 on December 31, 2019 and December 31, 2018, respectively. Inventories consisted of the following on a cost basis, net of reserves for obsolescence and LIFO:

	December 31,
(in thousands)	2019	2018
Finished goods and parts	$227,823	$149,298
Work in process	21,918	12,732
Raw materials	17,933	14,600
Inventory, net	$267,674	$176,630

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2019	2018	Useful Lives
Land	$13,876	$11,970
Buildings and improvements	135,474	90,065	5-20 yrs.
Machinery and equipment	121,870	88,806	3-10 yrs.
Office furniture and equipment	10,749	10,290	3-7 yrs.
Computer software	12,665	11,410	3-7 yrs.
Transportation equipment	7,479	6,594	3 yrs.
Property, plant and equipment, at cost	302,113	219,135
Accumulated depreciation	(141,388)	(131,905)
Property, plant and equipment, net	$160,725	$87,230

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2017, 2018, and 2019 are as follows:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2016	$63,152	$11,673	$74,825
Translation adjustment	1,506	689	2,195
Goodwill acquired	4,846	2,895	7,741
Balance at December 31, 2017	$69,504	$15,257	$84,761
Translation adjustment	(916)	(1,460)	(2,376)
Goodwill adjustment	84	774	858
Balance at December 31, 2018	$68,672	$14,571	$83,243
Translation adjustment	(124)	144	20
Goodwill acquired	114,759	—	114,759
Balance at December 31, 2019	$183,307	$14,715	$198,022

9. DEFINITE- AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2019	December 31, 2018
Definite:
Trade names and trademarks	15-25 years	$67,222	$23,938
Customer and dealer relationships	8-15 years	121,508	32,260
Patents and developed technologies	3-12 years	28,485	2,061
Favorable leasehold interests	7 years	4,200	—
Total at cost		221,415	58,259
Less accumulated amortization		(20,643)	(14,902)
Total net		200,772	43,357
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$206,272	$48,857

The Company's net carrying value at December 31, 2019 of intangible assets with definite useful lives consists of trade names and trademarks at $61,588,000, customer and dealer relationships at $108,023,000, patents and drawings at $26,961,000, and favorable leasehold interests at $4,200,000. As of December 31, 2019, the related accumulated amortization balance for the definite-lived assets were $5,634,000 for trade names and trademarks, $13,485,000 for customer and dealer relationships, $1,524,000 for patents and drawings, and zero for favorable leasehold interests. The Company estimates amortization expense to be $14,500,000 for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3,600,000 and the Bush Hog trade name with a carrying value of $1,900,000.

10. LEASES

Leases

The Company leases office space and equipment under various operating and capital leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2019, the components of lease cost were as follows:

Components of Lease Cost
Twelve Months Ended December 31,
(in thousands)	2019
Finance lease cost:
Amortization of right-of-use assets	$125
Interest on lease liabilities	10
Operating lease cost	4,457
Short-term lease cost	594
Variable lease cost	464
Total lease cost	$5,650

As of December 31, 2019, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
	December 31, 2019
(in thousands)	Operating Leases	Finance Leases
2020	$4,305	$97
2021	2,718	83
2022	2,051	45
2023	1,459	22
2024	941	19
Thereafter	2,587	14
Total minimum lease payments	$14,061	$280
Less imputed interest	(1,100)	(16)
Total lease liabilities	$12,961	$264

As of December 31, 2018, prior to the adoption of ASU 2016-02, the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were:

	December 31, 2018
(in thousands)	Operating Leases	Capital Leases
2019	$3,310	$125
2020	2,453	97
2021	1,308	62
2022	743	24
2023	419	1
Thereafter	79	—
Total minimum lease payments	$8,312	$309
Less imputed interest	—	(11)
Total lease liabilities	$8,312	$298

Rental expense for operating leases was $5,515,000 for 2019, $5,087,000 for 2018, and $4,788,000 for 2017.

Future Lease Commencements

As of December 31, 2019, we have additional operating leases, that have not yet commenced in the amount of $116,000. These operating leases will commence in fiscal year 2020.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	December 31, 2019
Other non-current assets	$12,858

Accrued liabilities	3,972
Other long-term liabilities	8,989
Total operating lease liabilities	$12,961

Finance Leases
(in thousands)	December 31, 2019
Property, plant and equipment, gross	$524
Accumulated Depreciation	(265)
Property, plant and equipment, net	$259

Current maturities of long-term debt and finance lease obligations	$90
Long-term debt and finance lease obligations, net of current maturities	174
Total finance lease liabilities	$264

Weighted Average Remaining Lease Term
Operating leases	5.10 years
Finance leases	3.47 years
Weighted Average Discount Rate
Operating leases	3.29%
Finance leases	3.39%

Supplemental Cash Flow information related to leases was as follows:

Twelve Months Ended December 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$10
Operating cash flows from operating leases	4,507
Financing cash flows from finance leases	122

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2019	2018
Salaries, wages and bonuses	$28,296	$22,598
Taxes	5,130	6,621
Warranty	10,249	4,992
Retirement Provision	2,795	2,646
Customer Deposits	2,430	2,520
Other	10,786	4,408
Accrued Liabilities	$59,686	$43,785

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires or permits certain assets or liabilities to be measured at fair value on a recurring or non- recurring basis in our balance sheets. U.S. GAAP also requires the disclosure of the fair values of financial instruments when on option to elect fair value accounting has been provided but such election has not been made. A debt obligation is an example of such a financial instrument.

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2019 and 2018, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring nor nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2019 and 2018.

13. LONG-TERM DEBT
The components of long-term debt are as follows:

	December 31,
(in thousands)	2019	2018
Bank revolving credit facility	$145,000	$85,000
Term debt	298,717	—
Capital lease obligations	264	298
Total debt	443,981	85,298
Less current maturities	18,840	119
Total long-term debt	$425,141	$85,179

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650,000,000 and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200,000,000. Pursuant to the Credit Agreement, the Company has borrowed $300,000,000 pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350,000,000 is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2019, $443,717,000 was outstanding under the Credit Agreement. Of the total outstanding, $298,717,000 was on the Term Facility at a rate of 4.19% and $145,000,000 was on the Revolver Facility at a weighted average rate of 4.32%. On December 31, 2019, $3,025,000 of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $201,975,000 in available borrowings. The Company is in compliance with the covenants under the Agreement.

The aggregate maturities of long-term debt, as of December 31, 2019, are as follows: $18,840,000 in 2020; $15,078,000 in 2021; $15,043,000 in 2022; $15,021,000 in 2023; and $379,985,000 in 2024; and $14,000 thereafter.

14. INCOME TAXES

Income Statement Components

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2019	2018	2017
Income before income taxes:
Domestic	$54,566	$66,858	$61,329
Foreign	29,769	27,673	21,038
	$84,335	$94,531	$82,367

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2019	2018	2017
Current:
Domestic	$6,403	$6,771	$26,713
Foreign	8,419	7,391	6,222
State	3,291	4,831	3,789
	18,113	18,993	36,724
Deferred:
Domestic	3,800	2,542	1,711
Foreign	(280)	(390)	(155)
State	(204)	(100)	(228)
	3,316	2,052	1,328
Total income taxes	$21,429	$21,045	$38,052

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes consists of the following:

	December 31,
(in thousands)	2019	2018	2017
Income tax expense at statutory rates	$17,710	$19,851	$28,828
Increase (reduction) from:
Jurisdictional rate differences	988	719	(1,863)
Valuation allowance	460	(267)	308
Stock based compensation	(358)	(205)	(778)
U.S. state taxes	3,125	3,917	2,463
Domestic production deduction	—	—	(1,039)
R&D credit	(699)	(531)	(500)
GILTI	872	673	—
Previously unrecognized tax benefit	(1,504)	—	—
Other, net	835	219	397
Provision for income taxes before tax reform	$21,429	$24,376	$27,816
Effective tax rate before effects of tax reform	25%	26%	34%

Tax Reform:
Rate change of deferreds	—	1,200	(3,334)
Transition tax on deemed repatriation	—	(4,531)	13,104
Other	—	—	466
Impact of tax reform	$—	$(3,331)	$10,236

Provision for income tax	$21,429	$21,045	$38,052
Effective tax rate	25%	22%	46%

Deferred Income Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Deferred income tax assets:
Inventory basis difference	$4,351	$1,825
Accounts receivable reserve	384	251
Rental equipment and Property, plant and equipment	73	56
Stock based compensation	391	672
Pension liability	2,874	3,204
Employee benefit accrual	1,669	1,911
Product liability and warranty reserves	2,526	1,294
Foreign net operating loss	4,485	4,164
Lease liability	3,046	—
State net operating loss	148	148
Other	190	(156)

Total deferred income tax assets	$20,137	$13,369
Less: Valuation allowance	(4,156)	(3,696)

Net deferred income tax assets	$15,981	$9,673

Deferred income tax liabilities:
Inventory basis differences	$(122)	$—
Rental equipment and Property, plant and equipment	(17,327)	(9,928)
Lease asset	(3,022)	—
Intangible assets	(18,897)	(8,944)
Expenses not currently deductible for book purposes	(1,996)	(749)

Total deferred income tax liabilities	$(41,364)	$(19,621)

Net deferred income taxes	$(25,383)	$(9,948)

As of December 31, 2019, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $10,519,000 with an unlimited carry-forward period, and $5,363,000 with a carry-forward expiring in 2036. The Company also has U.S. state net operating loss carry-forwards in the amount of $4,602,000 which will expire between 2020 and 2030.

We have recorded a valuation allowance as of December 31, 2019 and 2018 due to uncertainties related to our ability to utilize some of the deferred income tax assets, primarily consisting of international operating losses and foreign tax credits generated by the transition tax, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. During 2019, the valuation allowance increased $460,000 related to operating losses generated by foreign affiliates.

Unrecognized Tax Benefits

Unrecognized tax benefits in the amount of $262,000 and $236,000 for 2019 and 2018, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
	2019	2018
Balance as of beginning of year	$236,000	$234,000
Increases for tax positions related to the current year	88,000	63,000
Increases in tax positions taken related to liabilities assumed in acquisitions	2,219,000	—
Decreases in tax positions taken related to liabilities assumed in acquisitions	(1,504,000)	—
Decreases as a result of settlements with taxing authorities related to liabilities assumed in acquisitions	(715,000)	—
Decreases due to lapse of statute of limitations	(62,000)	(61,000)
Balance as of end of year	$262,000	$236,000

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2019, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2015 through 2019. The Company’s open tax years for its foreign income tax returns are for the tax years ended 2013 through 2019.

The Company previously considered substantially all of the earnings in our foreign subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign affiliates. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. There will generally be no U.S. corporate taxes imposed on such future distributions of foreign earnings or foreign withholding and other local taxes. For the amounts we continue to assert permanent reinvestment, if the amounts were distributed, the company would be subject to approximately $3,965,000 in withholding taxes.

15. COMMON STOCK

On January 2, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share which was paid on January 29, 2020 to holders of record as of January 16, 2020. The Company also has a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $30 million of its outstanding common stock. During 2019, the Company purchased 40,000 shares.

16. STOCK OPTIONS

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2019		2018		2017
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	140,170	$49.78	172,875	$43.91	220,820	$37.39
Granted	12,150	105.56	9,500	92.50	10,750	83.99
Exercised	(28,100)	38.93	(41,205)	34.89	(54,945)	24.83
Canceled	(4,500)	58.57	(1,000)	54.49	(3,750)	54.57
Options outstanding at end of year	119,720	57.65	140,170	49.78	172,875	43.91
Options exercisable at end of year	85,070	$47.10	96,320	$41.56	111,875	$36.44
Options available for grant at end of year	327,250		336,450		344,950
*Weighted Averages

 Options outstanding and exercisable at December 31, 2019 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$26.45 - $42.70	39,820	2.57	$35.89	39,820	$35.89
$49.44 - $83.99	59,800	5.60	$57.89	43,600	$55.62
$92.50 - $105.56	20,100	8.94	$100.07	1,650	$92.50
Total	119,720			85,070
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2019, 2018, and 2017 were $39.85, $38.77 and $36.00, respectively. Stock option expense was $451,000, $482,000 and $597,000 for years ending 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $755,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

Equity Incentive Plan

On May 2, 2019, the stockholders of the Company approved the 2019 Equity Incentive Plan and the Company reserved 500,000 shares of common stock for issuance of equity awards including the issuance of non-qualified options for the purchase of shares of our common stock which may be granted to Company officers and non-employee directors. Options become vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

	2019 (1)	2018 (2)	2017 (2)
Options available for grant at end of year	499,640	146,075	176,294
1.In 2019, options available are from the 2019 Equity Incentive Plan.
2.In 2018 and 2017, options available are from the 2009 Equity Incentive Plan.

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2019		2018		2017
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	40,200	$42.99	67,000	$42.43	112,400	$34.48
Granted	—	—	—	—	—	—
Exercised	(34,900)	42.40	(26,800)	41.61	(45,400)	22.73
Canceled	—	—	—	—	—	—
Options outstanding at end of year	5,300	46.87	40,200	42.99	67,000	42.43
Options exercisable at end of year	5,300	$46.87	34,400	$41.21	50,400	$39.86
*Weighted Averages

Options outstanding and exercisable as of December 31, 2019 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$26.45 - $42.70	1,300	1.36	26.45	1,300	26.45
$49.44 - $83.99	4,000	4.37	$53.51	4,000	$53.51
Total	5,300			5,300
*Weighted Averages

There were no options granted in 2017, 2018 or 2019. Stock option expense was $8,000, $22,000 and $22,000 for years ending 2019, 2018, and 2017, respectively. As of December 31, 2019, there was zero unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

During 2019, 2018, and 2017, 34,900, 26,800, and 45,400 non-qualified options were exercised, respectively, $1,480,000, $1,115,000, and $1,032,000 of cash receipts were received, respectively.

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards for the periods indicated:

	2019		2018		2017
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	75,636	$81.39	63,052	$70.08	45,621	$54.58
Granted	36,060	105.69	35,300	92.50	33,620	84.34
Exercised	(32,466)	69.94	(22,266)	66.91	(16,189)	56.03
Canceled	(525)	99.96	(450)	83.99	—	—
Awards outstanding at end of year	78,705	94.34	75,636	81.39	63,052	70.08
*Weighted Averages

Restricted stock awards vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. The weighted-average remaining contractual life in years for 2019, 2018, and 2017 was 2.48, 2.53 and 2.69, respectively. Compensation expense was $2,810,000, $1,946,000 and $1,250,000 for years ending 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $5,775,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years.

17. RETIREMENT BENEFIT PLANS

Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 245 former employees and 64 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2019	2018
Change in projected benefit obligation
Benefit obligation at beginning of year	$20,050	$21,552
Service cost	3	4
Interest cost	819	757
Liability actuarial (gain) loss	2,604	(1,270)
Benefits paid	(1,027)	(993)
Benefit obligation at end of year	22,449	20,050
Change in fair value of plan assets
Fair value of plan assets at beginning of year	18,106	20,327
Return on plan assets	3,526	(1,228)
Employer contributions	—	—
Benefits paid	(1,027)	(993)
Fair value of plan assets at end of year	20,605	18,106
Funded status	(1,844)	$(1,944)

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

The underfunded status of the plan of $1,844,000 and $1,944,000 as of December 31, 2019 and 2018, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2019	2018
Discount rate	3.15%	4.20%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2019	2018
Discount rate	4.20%	3.60%
Long-term rate of return on plan assets	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2019	2018
Service cost	$3	$4
Interest cost	819	757
Expected return on plan assets	(1,273)	(1,454)
Amortization of net loss	542	346
Net periodic benefit cost	$91	$(347)

 The Company estimates that $508,000 of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2020.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 are as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2019	2018
Equity securities	56%	55%
Debt securities	37%	38%
Short-term investments	2%	2%
Other	5%	5%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$2,239	$2,239	$—	$—
Large Cap	2,574	2,574	—	—
International	1,879	1,879	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	2,866	—	2,866	—
Wells Fargo BlackRock International Equity	861	—	861	—
Wells Fargo Core Bond	1,413	—	1,413	—
Wells Fargo/Causeway International	864	—	864	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,153	—	1,153	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,159	—	1,159	—
Wells Fargo Multi-Manager Small Cap	1,434	—	1,434	—
Wells Fargo BlackRock Russell 2000 Index Fund	667	—	667	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	732	—	732	—
Wells Fargo/MFS Value CIT F	599	—	599	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	602	—	602	—
Wells Fargo/T. Rowe Price Equity Income	590	—	590	—
Wells Fargo Voya Large Cap Growth CIT F	605	—	605	—

Cash & Short-term Investments	368	368	—	—
Total	$20,605	$7,060	$13,545	$—

(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,176	$1,176	$—	$—
Large Cap	2,618	2,618	—	—
International	2,051	2,051	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	2,532	—	2,532	—
Wells Fargo BlackRock International Equity	765	—	765	—
Wells Fargo Core Bond	1,266	—	1,266	—
Wells Fargo/Causeway International	766	—	766	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,026	—	1,026	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,025	—	1,025	—
Wells Fargo Multi-Manager Small Cap	1,246	—	1,246	—
Wells Fargo BlackRock Russell 2000 Index Fund	573	—	573	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	641	—	641	—
Wells Fargo/MFS Value CIT F	516	—	516	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	516	—	516	—
T. Rowe Price Equity Income	515	—	515	—
Wells Fargo Voya Large Cap Growth CIT F	516	—	516	—

Cash & Short-term Investments	358	358	—	—
Total	$18,106	$6,203	$11,903	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2019 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2019. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2020	$1,152
2021	1,237
2022	1,267
2023	1,286
2024	1,294
Years 2025 through 2029	6,407

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2019, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2019 and 2018, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2019	2018
Benefit obligation at January 1,	$7,446	$5,945
Service cost	240	249
Interest cost	298	248
Liability actuarial loss (gain)	1,193	(328)
Benefits paid	(155)	(98)
Plan amendments	—	1,430
Benefit obligation at December 31,	$9,022	$7,446

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2019	2018
Service cost	$240	$249
Interest cost	298	248
Amortization of prior service cost	318	501
Net periodic benefit cost	$856	$998

The Company estimates that $475,000 of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2020.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2019	2018
Discount rate	2.95%	4.10%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2019	2018
Discount rate	4.10%	3.45%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2020	$1,205
2021	350
2022	450
2023	453
2024	480
Years 2025 through 2029	3,258

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $557,000, $418,000, and $408,000 to the IAM Plan for the plan years ended December 31, 2019, 2018 and 2017, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2019, 2018 and 2017 were $2,806,000, $2,340,000, and $1,942,000, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $861,000, $850,000, and $716,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2019	2018	2017
Net Sales
Wholegoods	$875,805	$802,403	$714,862
Parts	207,766	186,979	182,412
Other	35,567	19,440	15,106
Consolidated	$1,119,138	$1,008,822	$912,380

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Effective for the fourth quarter of 2019, the Company began reporting its operating results on the basis of two segments, the Industrial Division and Agricultural Division. Prior to the fourth quarter of 2019, the Company had been reporting its operating results on the basis of three segments which included the Company's European Division. The Company's European Division was a mixture of industrial and agricultural products similar to those within the other two segments. The Company's prior period segment information has been retrospectively adjusted to reflect the current segment presentation.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenue and income from operations by reporting segment for the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in thousands)	2019	2018	2017
Net Revenue
Industrial	$768,454	$638,198	$563,599
Agricultural	350,684	370,624	348,781
Consolidated	$1,119,138	$1,008,822	$912,380

Income from Operations
Industrial	$65,262	$65,077	$55,752
Agricultural	29,386	36,011	32,986
Consolidated	$94,648	$101,088	$88,738
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Goodwill
Industrial	$183,307	$68,672
Agricultural	14,715	14,571
Consolidated	$198,022	$83,243

Identifiable Assets
Industrial	$922,738	$440,729
Agricultural	290,025	280,904
Consolidated	$1,212,763	$721,633

19. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include Europe, Canada and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2019	2018	2017
Net sales	$357,602	$297,246	$254,144
Income from operations	32,518	28,301	23,110
Income before income taxes	31,975	29,254	22,476
Identifiable assets	333,392	244,888	227,758

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2019	2018	2017
Geographic net sales:
United States	$774,854	$726,582	$663,600
France	99,145	90,956	86,443
Canada	72,950	62,077	52,332
United Kingdom	52,098	51,043	44,416
Brazil	17,919	16,829	9,321
Netherlands	23,462	3,983	4,312
China	16,384	9,479	2,071
Germany	7,825	1,600	2,811
Australia	7,550	9,055	12,778
Other	46,951	37,218	34,296
Total net sales	$1,119,138	$1,008,822	$912,380
Geographic location of long-lived assets:
United States	$515,189	$191,958	$171,048
Netherlands	37,930	—	—
Canada	32,606	21,647	24,302
United Kingdom	19,840	19,270	18,948
France	19,513	18,650	19,324
Brazil	15,096	15,701	11,558
Australia	1,021	815	917
Total long-lived assets	$641,195	$268,041	$246,097

Net sales are attributed to countries based on the location of customers.

20. OTHER COMMITMENTS AND CONTINGENCIES

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

Also, like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and off-site disposal locations, workplace safety and equal employment opportunities. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future. Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

21. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2019 and 2018 are presented below. Seasonal influences affect the Company’s sales and profits, with heavier business occurring in May through August.
(in thousands, except per share amounts)

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$261,934	$285,186	$271,829	$300,189	$238,087	$257,125	$257,572	$256,038
Gross profit	63,308	73,133	68,710	68,076	60,257	66,454	66,772	62,632
Net income	15,253	20,667	17,418	9,568	14,583	18,771	23,543	16,589
Earnings per share
Diluted	$1.30	$1.75	$1.47	$0.81	$1.24	$1.60	$2.00	$1.41
Average shares
Diluted	11,777	11,798	11,813	11,811	11,739	11,759	11,777	11,768
Dividends per share	$0.12	$0.12	$0.12	$0.12	$0.11	$0.11	$0.11	$0.11
Market price of common stock
High	$101.58	$106.19	$124.33	$129.74	$120.22	$118.93	$102.29	$93.45
Low	$74.74	$93.00	$93.11	$103.60	$103.38	$88.60	$88.13	$72.85

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.