Form 10-Q
period 2020-03-31
ALAMO GROUP INC
filed 2020-05-07
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

At May 1, 2020, 11,860,233 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2020 and December 31, 2019

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2020 and March 31, 2019

	Interim Condensed Consolidated Statements of Comprehensive (Loss) Income	5
	Three Months Ended March 31, 2020 and March 31, 2019

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2020 and March 31, 2019

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2020 and March 31, 2019

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$84,425	$42,311
Accounts receivable, net	248,773	237,837
Inventories, net	273,648	267,674
Prepaid expenses and other current assets	10,243	10,099
Income tax receivable	6,878	12,907
Total current assets	623,967	570,828

Rental equipment, net	52,045	56,467

Property, plant and equipment	297,729	302,113
Less: Accumulated depreciation	(141,349)	(141,388)
Total property, plant and equipment, net	156,380	160,725

Goodwill	195,561	198,022
Intangible assets, net	202,344	206,272
Deferred income taxes	1,026	1,078
Other non-current assets	18,553	19,371

Total assets	$1,249,876	$1,212,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$88,891	$81,986
Income taxes payable	2,079	2,362
Accrued liabilities	52,923	59,686
Current maturities of long-term debt and finance lease obligations	18,826	18,840
Total current liabilities	162,719	162,874

Long-term debt and finance lease obligations, net of current maturities	471,429	425,141
Long-term tax liability	6,778	7,432
Deferred pension liability	1,654	1,844
Other long-term liabilities	25,307	19,254
Deferred income taxes	21,580	26,461

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,761,259 and 11,752,509 outstanding at March 31, 2020 and December 31, 2019, respectively	1,176	1,175
Additional paid-in-capital	114,967	113,666
Treasury stock, at cost; 82,600 shares at March 31, 2020 and December 31, 2019, respectively	(4,566)	(4,566)
Retained earnings	514,320	500,320
Accumulated other comprehensive loss	(65,488)	(40,838)
Total stockholders’ equity	560,409	569,757

Total liabilities and stockholders’ equity	$1,249,876	$1,212,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019

Net sales:
Industrial	$229,975	$173,530
Agricultural	84,473	88,404
Total net sales	314,448	261,934
Cost of sales	235,508	198,626
Gross profit	78,940	63,308

Selling, general and administrative expenses	51,248	39,847
Amortization expenses	3,836	855
Income from operations	23,856	22,606

Interest expense	(5,519)	(1,450)
Interest income	356	173
Other income (expense), net	2,341	(389)
Income before income taxes	21,034	20,940
Provision for income taxes	5,506	5,687
Net Income	$15,528	$15,253

Net income per common share:
Basic	$1.32	$1.30
Diluted	$1.31	$1.30
Average common shares:
Basic	11,761	11,698
Diluted	11,827	11,777

Dividends declared	$0.13	$0.12

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$15,528	$15,253
Other comprehensive (loss) income:
Foreign currency translation adjustment	(20,454)	720
Net gain on pension and other post-retirement benefits	246	215
Unrealized losses on derivative instruments	(4,390)	—
Other comprehensive (loss) income before income tax expense	(24,598)	935
Income tax expense related to items of other comprehensive income	(52)	(45)
Other comprehensive (loss) income	(24,650)	890
Comprehensive (loss) income	$(9,122)	$16,143

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	15,528	(24,650)	(9,122)
Stock-based compensation expense	—	—	933	—	—	—	933
Exercise of stock options	9	1	368	—	—	—	369
Dividends paid ($0.13 per share)	—	—	—	—	(1,528)	—	(1,528)
Balance at March 31, 2020	11,679	$1,176	$114,967	$(4,566)	$514,320	$(65,488)	$560,409

For three months ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Other comprehensive income	—	—	—	—	15,253	890	16,143
Stock-based compensation expense	—	—	627	—	—	—	627
Repurchased shares	(15)	—	—	(1,490)	—	—	(1,490)
Exercise of stock options	11	1	236	—	—	—	237
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at March 31, 2019	11,616	$1,167	$109,285	$(1,916)	$456,889	$(43,941)	$521,484

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating Activities
Net income	$15,528	$15,253
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	197	(24)
Depreciation - Property, plant and equipment	4,624	3,338
Depreciation - Rental equipment	2,516	2,088
Amortization of intangibles	3,836	855
Amortization of debt issuance costs	167	55
Stock-based compensation expense	933	627
Provision for deferred income tax (benefit) expense	(4,095)	1,865
Gain on sale of property, plant and equipment	(745)	(180)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,306)	(34,936)
Inventories	(11,675)	(17,098)
Rental equipment	1,906	(7,453)
Prepaid expenses and other assets	(1,139)	(1,472)
Trade accounts payable and accrued liabilities	2,833	1,563
Income taxes payable	5,829	2,925
Long-term tax payable	(654)	258
Other assets and long-term liabilities, net	1,819	(25)
Net cash provided by (used in) operating activities	5,574	(32,361)

Investing Activities
Acquisitions, net of cash acquired	—	(50,477)
Purchase of property, plant and equipment	(7,378)	(5,284)
Proceeds from sale of property, plant and equipment	2,385	472
Net cash used in investing activities	(4,993)	(55,289)

Financing Activities
Borrowings on bank revolving credit facility	74,000	103,000
Repayments on bank revolving credit facility	(24,000)	(8,000)
Principal payments on long-term debt and finance leases	(3,791)	(37)
Dividends paid	(1,528)	(1,404)
Proceeds from exercise of stock options	369	237
Treasury stock repurchased	—	(1,490)
Net cash provided by financing activities	45,050	92,306

Effect of exchange rate changes on cash and cash equivalents	(3,517)	324
Net change in cash and cash equivalents	42,114	4,980
Cash and cash equivalents at beginning of the year	42,311	34,043
Cash and cash equivalents at end of the period	$84,425	$39,023

Cash paid during the period for:
Interest	$5,513	$1,061
Income taxes	2,690	2,814
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2020

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K").

Accounting Pronouncements Adopted on January 1, 2020

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosures requirements on fair value measurements. Among other things, the amendments added disclosures for changes in unrealized gains and losses on Level 3 fair value measurements and required additional disclosures on unobservable inputs associated with Level 3 assets. The guidance became effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance became effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

2.  Business Combinations

Morbark, LLC.

On October 24, 2019, the Company completed the acquisition of 100% of the outstanding capital shares of Morbark, LLC. ("Morbark") a former portfolio company of Stellex Capital Management. Morbark manufacturers equipment and aftermarket parts for forestry, tree maintenance, biomass, land management and recycling markets. These products are marketed under the Morbark, Rayco, Denis Cimaf and Boxer Equipment brand names. The total consideration for the purchase was approximately $354.0 million on a debt free basis and subject to certain post-closing adjustments.

The primary reason for the acquisition was to expand and complement our range of vegetation maintenance equipment in an adjacent market along with accelerating Morbark's international growth using the Company's existing presence in Europe, Brazil and Australia.

The valuation of Morbark resulted in goodwill of $103.3 million, all of which has been assigned to the Company's Industrial reporting segment, $74.5 million of goodwill is tax deductible, the remaining balance is not.

The acquisition was accounted for in accordance with ASC Topic 805 Business Combinations ("ASC Topic 805"). The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes, based on their estimated fair values as of October 24, 2019. Certain estimated values are not yet finalized and are subject to change. The Company will finalize goodwill and deferred tax amounts once the analysis is complete.

During the first quarter of 2020, Morbark generated approximately $53.3 million of net sales and $2.3 million of net income. The Company has included the operating results of Morbark in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$13,966
Inventory	72,972
Prepaid and other assets	5,180
Rental Equipment	1,133
Property, plant and equipment	42,972
Intangible assets	149,790
Deferred tax liability	(7,503)
Other liabilities assumed	(32,275)

Net assets assumed	$246,235

Goodwill	103,341
Total Acquisition Price net cash	349,576
Plus: Cash	4,735
Total Consideration	354,311

Dutch Power Company B.V.

On March 4, 2019, the Company acquired 100% of the issued and outstanding equity interests of Dutch Power Company B.V. ("Dutch Power"). Dutch Power designs, manufactures and sells a variety of landscape and vegetation management machines primarily in Europe. The primary reason for the Dutch Power acquisition was to enhance the Company's platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $53.0 million.

The Company completed its review of the valuation of the purchase price allocation for Morbark during the first quarter of 2020. The Company found that no additional changes were necessary and that the values disclosed in the 2019 10-K were final.

3.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for doubtful accounts.

At March 31, 2020 the Company had $19.4 million in reserves for sales discounts compared to $16.9 million at December 31, 2019 related to products shipped to our customers under various promotional programs. The change was primarily due to additional discounts reserved related to sales of the Company's agricultural products sold during the first three months of 2020.

4.  Inventories

Inventories valued at LIFO cost represented 45% and 42% of total inventory at March 31, 2020 and December 31, 2019, respectively. The excess of current cost over LIFO valued inventories was approximately $10.9 million at March 31, 2020 and December 31, 2019. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Finished goods	$236,964	$227,823
Work in process	21,972	21,918
Raw materials	14,712	17,933
Inventories, net	$273,648	$267,674

Inventory obsolescence reserves were $9.3 million at March 31, 2020 and $8.2 million at December 31, 2019.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $15.7 million and $14.6 million at March 31, 2020 and December 31, 2019, respectively. The Company recognized depreciation expense of $2.5 million and $2.1 million for the three months ended March 31, 2020 and March 31, 2019.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2020 and December 31, 2019, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2020:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2019	$183,307	$14,715	$198,022
Translation adjustment	(1,247)	(1,893)	(3,140)
Goodwill adjustment	679	—	679
Balance at March 31, 2020	$182,739	$12,822	$195,561

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2020	December 31, 2019
Definite:
Trade names and trademarks	15-25 years	$66,734	$67,222
Customer and dealer relationships	8-15 years	121,888	121,508
Patents and drawings	3-12 years	28,255	28,485
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		221,077	221,415
Less accumulated amortization		(24,233)	(20,643)
Total net		196,844	200,772
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$202,344	$206,272

The Company recognized amortization expense of $3.8 million and $0.9 million for the three months ending March 31, 2020 and 2019, respectively. The increase in amortization is related to the intangible assets created in the Morbark acquisition.

As of March 31, 2020, the Company had $202.3 million of intangible assets, which represents 16% of total assets.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$24	$31
Interest on lease liabilities	2	2
Operating lease cost	1,225	1,024
Short-term lease cost	235	52
Variable lease cost	118	105
Total lease cost	$1,604	$1,214

Rent expense for the three months ending March 31, 2020 and 2019 was immaterial.

Maturities of lease liabilities were as follows:

Future Minimum Lease Payments
	March 31, 2020				December 31, 2019
(in thousands)	Operating Leases		Finance Leases		Operating Leases	Finance Leases
2020	$3,143	(a)	$69	(a)	$4,305	$97
2021	2,813		79		2,718	83
2022	2,094		41		2,051	45
2023	1,536		17		1,459	22
2024	993		17		941	19
Thereafter	2,603		12		2,587	14
Total minimum lease payments	$13,182		$235		$14,061	$280
Less imputed interest	(1,079)		(14)		(1,100)	(16)
Total lease liabilities	$12,103		$221		$12,961	$264
(a) Amounts represent remaining three months of payments due for 2019.
Future Lease Commencements

As of March 31, 2020, we have no additional operating leases that have not yet commenced.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2020	December 31, 2019
Other non-current assets	$12,018	$12,858

Accrued liabilities	3,634	3,972
Other long-term liabilities	8,469	8,989
Total operating lease liabilities	$12,103	$12,961

Finance Leases
(in thousands)	March 31, 2020	December 31, 2019
Property, plant and equipment, gross	$471	$524
Accumulated Depreciation	(242)	(265)
Property, plant and equipment, net	$229	$259

Current maturities of long-term debt and finance lease obligations	$76	$90
Long-term debt and finance lease obligations, net of current maturities	145	174
Total finance lease liabilities	$221	$264

Weighted Average Remaining Lease Term
Operating leases	5.05	5.10
Finance leases	3.42	3.47
Weighted Average Discount Rate
Operating leases	3.31%	3.29%
Finance leases	3.43%	3.39%

Supplemental Cash Flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$10
Operating cash flows from operating leases	1,122	4,507
Financing cash flows from finance leases	23	122

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Current Maturities:
Finance lease obligations	$76	$90
Term debt	18,750	18,750
	18,826	18,840
Long-term debt:
Finance lease obligations	145	174
Term debt, net	276,284	279,967
Bank revolving credit facility	195,000	145,000
Total Long-term debt	471,429	425,141
Total debt	$490,255	$443,981

As of March 31, 2020, $3.0 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $119.2 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2020	2019

Dividends declared	$0.13	$0.12
Dividends paid	$0.13	$0.12

On April 1, 2020, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.13 per share, which was paid on April 29, 2020, to shareholders of record at the close of business on April 15, 2020.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2020	2019
Net Income	$15,528	$15,253
Average Common Shares:
Basic (weighted-average outstanding shares)	11,761	11,698
Dilutive potential common shares from stock options	66	79
Diluted (weighted-average outstanding shares)	11,827	11,777

Basic earnings per share	$1.32	$1.30
Diluted earnings per share	$1.31	$1.30

12. Income Taxes

Tax Rate Methodology

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income for the interim period. Given the significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and results of operations, we are not currently able to estimate our annual effective income tax rate for 2020. If a reliable estimate of the estimated effective tax rate cannot be made, the actual effective tax rate for the year to date may be the best estimate of the annual effective tax rate.

The Company has calculated the actual effective tax rate for the quarter ending March 31, 2020.

13.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2020	2019
Net Sales
Wholegoods	$243,531	$207,771
Parts	59,610	48,255
Other	11,307	5,908
Consolidated	$314,448	$261,934
Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2020	2019
Net Sales
United States	$234,159	$185,313
France	22,083	25,935
Canada	13,612	13,944
United Kingdom	13,229	13,798
Brazil	4,546	4,273
Netherlands	7,647	2,674
China	77	1,212
Germany	2,344	889
Australia	2,353	2,496
Other	14,398	11,400
Consolidated	$314,448	$261,934

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2020:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Sales
Industrial	$229,975	$173,530
Agricultural	84,473	88,404
Consolidated	$314,448	$261,934

Income from Operations
Industrial	$18,123	$16,947
Agricultural	5,733	5,659
Consolidated	$23,856	$22,606

(in thousands)	March 31, 2020	December 31, 2019
Goodwill
Industrial	$182,739	$183,307
Agricultural	12,822	14,715
Consolidated	$195,561	$198,022

Total Identifiable Assets
Industrial	$985,099	$922,738
Agricultural	264,777	290,025
Consolidated	$1,249,876	$1,212,763

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2020	2019

Industrial	73.1%	66.2%
Agricultural	26.9%	33.8%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2020	2019

Gross profit	25.1%	24.2%
Income from operations	7.6%	8.6%
Income before income taxes	6.7%	8.0%
Net income	4.9%	5.8%

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

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The Company has begun to see the impacts of COVID-19 on its markets and operations including operational disruptions and softening demand. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

For the first three months of 2020, the Company's net sales and net income increased by approximately 20% and 1.8% respectively when compared to the same period in 2019. The increase in net sales and net income was due to the acquisitions of Morbark and Dutch Power. However, the COVID-19 pandemic began to materially affect our operations in March, which negatively impacted the Company's overall financial performance during the first quarter of 2020.

The Company's Industrial Division experienced a 32.5% increase in sales for the first three months of 2020 compared to the first three months of 2019 all due to the acquisitions of Morbark and Dutch Power. Without factoring in contributions from Morbark and Dutch Power, sales across all legacy Industrial product groups (with the exception of vegetation control, which was slightly up) were down during the first three months of 2020 compared to the same period in 2019, primarily as a result of adverse impacts from the COVID-19 pandemic which included temporary plant closures in France and Canada, and other operational disruptions across the Division.
The Company's Agricultural Division sales were down in the first three months of 2020 by 4.4% compared to the first three months of 2019. Agricultural sales during the first two months of the quarter showed improvement from the ongoing soft market agricultural market conditions of the last several years, but the effects of the COVID-19 pandemic began to hurt Agricultural sales as well as operations in March, as the Division's operations in the UK and France were temporarily closed while the Division's North American units suffered less drastic operational disruptions.

Despite the negative effects of the coronavirus, consolidated income from operations was $23.8 million in the first quarter of 2020 which included almost $2.0 million of non-cash inventory step-up expense related to the Morbark acquisition. This was a 5.5% improvement when compared to the first three months of 2019, but the Company's backlog decreased 9.8% to $232.6 million at the end of the first quarter of 2020 versus the backlog of $257.8 million at the end of the first quarter of 2019. The decrease in the Company's backlog was primarily attributable to negative effects from the COVID-19 pandemic.

We believe the COVID-19 pandemic will continue to adversely impact our business in the second quarter of 2020. At this time, however, it is not clear how significant these impacts will be given the current level of uncertainty. The impacts will depend on numerous evolving factors which cannot be predicted, including the duration and scope of the pandemic, the effectiveness of containment and treatment efforts, continuing governmental actions taken in response, including the extent to which economies will remain under stay-at-home or similar orders, and the immediate and longer term economic consequences felt by our dealers and government customers as a result of the pandemic, which could result in budgetary tightening and weaker demand for our products. We have experienced delays in customer deliveries, and we expect to see continued uncertainty when it comes to customer behavior which could result in order delays or a reduction in overall market demand.

In response to the pandemic, the Company has taken a number of actions to maintain our financial stability including adjusting staff levels based on the continuous changes in customer demand, freezing and/or rolling back pay increases for salaried employees in the U.S. and most of our international operations, restricting travel, reducing inventory levels to match current demand, limiting capital expenditures, temporarily suspending the Company's share repurchase program and delaying other discretionary spending.
While the direct and indirect consequences of the COVID-19 pandemic will certainly pose the greatest risk for the Company during 2020, the Company may also be negatively affected by several other factors such as an increase in tariff rates, ongoing trade disputes, weakness in the overall world-wide economy; significant changes in currency exchange rates; negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors" section in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").

Results of Operations

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Net sales for the first quarter of 2020 were $314.4 million, an increase of $52.5 million or 20.0% compared to $261.9 million for the first quarter of 2019.  The increase in sales was due to the acquisition of Morbark which contributed $53.2 million in net sales and from the acquisition of Dutch Power which added an increase of $9.6 million of net sales quarter over quarter. Negatively affecting net sales during the first quarter of 2020 was the outbreak of the COVID-19 virus which began to affect the business during the month of March.

Net Industrial sales increased by $56.4 million or 32.5% to $230.0 million for the first quarter of 2020 compared to $173.5 million during the same period in 2019. The increase was attributable to the acquisitions of Morbark and Dutch Power. The combined increase from the acquisitions was $66.5 million during the first quarter of 2020 compared to a $3.6 million contribution by Dutch Power in the first quarter of 2019. The impact from the COVID-19 issues began to materially affect the Division during the month of March. This included temporary plant closures in France and Canada along with other operational disruptions throughout North America from health concerns and governmental directives and customer delivery restrictions.

Net Agricultural sales were $84.5 million in the first quarter of 2020 compared to $88.4 million for the same period in 2019, a decrease of $3.9 million or 4.4%. The decrease was primarily the result of the COVID-19 pandemic as sales during the first part of 2020 began to show signs of improvement from the soft agricultural market conditions that have hurt this Division for the last several years. This Division's North American operations did reasonably well and benefited from the contributions of Dixie Chopper but the coronavirus affected both sales and operations in March and specifically hurt both the U.K. and French Agricultural business as they experienced temporary plant closures.

Gross profit for the first quarter of 2020 was $78.9 million (25.1% of net sales) compared to $63.3 million (24.2% of net sales) during the same period in 2019, an increase of $15.6 million.  The increase in gross profit during the first quarter of 2020 was primarily due to the acquisition of Morbark and Dutch Power. Negatively affecting the gross margin and gross margin percentage during the first quarter of 2020 were almost $2.0 million of inventory step-up charge related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $51.2 million (16.3% of net sales) during the first quarter of 2020 compared to $39.8 million (15.2% of net sales) during the same period of 2019, an increase of $11.4 million. The increase came from the acquisitions of Morbark and Dutch Power which accounted for $9.3 million of the net increase quarter over quarter. Amortization expense in the first quarter of 2020 was $3.8 million compared to $0.9 million in the same period in 2019, an increase of $2.9 million. The increased amortization expense was primarily from the acquisitions of Dutch Power and Morbark.

Interest expense was $5.5 million for the first quarter of 2020 compared to $1.5 million during the same period in 2019, an increase of $4.0 million.  The increase during the first quarter of 2020 came from increased borrowings due to the Morbark acquisition in October of 2019.

Other income (expense), net was $2.3 million of income for the first quarter of 2020 compared to $0.4 million of expense during the same period in 2019.  The income in 2020 was primarily the result of changes in currency exchange rates and a gain of $0.7 million from the sale of the Super Products building.

Provision for income taxes was $5.5 million (26.2% of income before income tax) in the first quarter of 2020 compared to $5.7 million (27.2% of income before income tax) during the same period in 2019.

The Company’s net income after tax was $15.5 million or $1.31 per share on a diluted basis for the first quarter of 2020 compared to $15.3 million or $1.30 per share on a diluted basis for the first quarter of 2019.  The increase of $0.2 million resulted from the factors described above.

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

As of March 31, 2020, the Company had working capital of $461.2 million which represents an increase of $53.2 million from working capital of $408.0 million at December 31, 2019. The increase in working capital was primarily due to higher cash balances held in our foreign subsidiaries. The Company limited repatriation of cash due to a strong U.S. dollar which negatively affected currency exchange rates. Also increasing working capital, to a lesser extent, was seasonality.

Capital expenditures were $7.4 million for the first three months of 2020, compared to $5.3 million during the first three months of 2019. The Company initially expected to continue capital expenditures at a rate consistent with the rate of spending for the entire year of 2019, but we began to limit such expenditures in March of 2020 in response to the COVID-19 pandemic. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash used for investing activities was $5.0 million during the first three months of 2020 compared to $55.3 million during the first three months of 2019. The 2019 increase in the use of funds was to acquire Dutch Power which was approximately $52.6 million.
Net cash provided by financing activities was $45.1 million and $92.3 million during the three month periods ended March 31, 2020 and March 31, 2019, respectively. The majority of the increase in net cash provided by financing activities in 2019 as compared to 2020, was due to borrowings to finance the acquisition of Dutch Power.

The Company had $79.5 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2020. The majority of these funds are at our European and Canadian facilities. While the Company intends to use some of these funds for working capital and capital expenditures outside the U.S., changes in the U.S. tax laws have substantially mitigated the cost of repatriation and the Company intends to repatriate excess cash from our European affiliates. The Company will continue to repatriate European cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of March 31, 2020, $491.3 million was outstanding under the Credit Agreement, $296.3 million on the Term Facility and $195.0 million on the Revolver Facility. On March 31, 2020, $3.0 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $119.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2020.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, particularly given the uncertainty created by the COVID-19 pandemic.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K, the policies relating to the business combinations, sales discounts, and goodwill and other intangible assets involved a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2019 Form 10-K.
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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the impact of the current COVID-19 outbreak; ongoing weakness in the agricultural sector; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of new governmental regulations which effect corporations including related fines and penalties (such as the new European General Data Protection Regulation); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company has begun to see the impacts of COVID-19 on its markets and operations including operational disruption and softening demand. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this situation will negatively impact the Company’s results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the full financial impact cannot be reasonably estimated at this time.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., U.K., France, Canada, Brazil, Australia and the Netherlands.  The Company sells its products primarily in the functional currency within the markets where the products are produced, but certain sales from the Company's U.K. and Canadian operations are denominated in other foreign currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products. Foreign exchange rates and economic conditions in these foreign markets may be further impacted by the effects of the COVID-19 pandemic.

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of six months.  As of March 31, 2020, the Company had $0.5 million outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately

$0.1 million.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $20.5 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $2.2 million for the three month period ending March 31, 2020.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2020 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $2.5 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of it's total lenders that hedge future cash flows related to it's outstanding debt obligations. As of March 31, 2020, the Company had $491.3 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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
Item 1A. - Risk Factors

Our business has been and will continue to be adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, and there is no guarantee our efforts to address the adverse impacts of COVID-19 will be effective. We have experienced operational interruptions as a result of the pandemic, including the temporary suspension or reduced capacity of operations due to health concerns and government imposed restrictions, which have had and will have an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn is expected to have an adverse effect on our business and financial results. Moreover, a prolonged pandemic, or the threat thereof, could result in continued operational and other disruptions for us and for our customers and suppliers. We may also incur significant costs to remedy damages caused by operational and supply chain disruptions, performance delays, and payment defaults or bankruptcy of our customers and suppliers, all of which could adversely affect our financial condition and results of operations.

The rapid spread of COVID-19 has also created significant uncertainty and global economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results, financial condition and prospects will depend on numerous evolving factors which cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individual actions taken in response; the short and long term effects on the operational and financial condition of our dealers and our governmental and other customers; and the impact on the overall demand for our products. Any of the above factors could result in negative direct and indirect impacts on our business which could have a material adverse effect on our financial condition and results of operations. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 and could otherwise materially adversely affect our business, financial condition, results of operations, prospects and/or stock price.

Other than as set forth under this Item 1A, there have not been any material changes from the risk factors previously disclosed in the 2019 Form 10-K for the year ended December 31, 2019.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-31, 2020	—	—	—	$25,861,222
February 1-29, 2020	—	—	—	$25,861,222
March 1-31, 2020	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Form of Change of Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2020	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)