Form 10-Q
period 2020-09-30
ALAMO GROUP INC
filed 2020-10-28
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

At October 23, 2020, 11,879,345 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2020 and December 31, 2019

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2020 and September 30, 2019

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2020 and September 30, 2019

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2020 and September 30, 2019

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2020 and September 30, 2019

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	28

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$93,515	$42,311
Accounts receivable, net	217,276	237,837
Inventories, net	243,529	267,674
Prepaid expenses and other current assets	7,064	10,099
Income tax receivable	5,771	12,907
Total current assets	567,155	570,828

Rental equipment, net	44,774	56,467

Property, plant and equipment	307,480	302,113
Less: Accumulated depreciation	(152,276)	(141,388)
Total property, plant and equipment, net	155,204	160,725

Goodwill	192,976	198,022
Intangible assets, net	195,966	206,272
Deferred income taxes	1,675	1,078
Other non-current assets	15,709	19,371

Total assets	$1,173,459	$1,212,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$82,071	$81,986
Income taxes payable	3,625	2,362
Accrued liabilities	56,916	59,686
Current maturities of long-term debt and finance lease obligations	15,068	18,840
Total current liabilities	157,680	162,874

Long-term debt and finance lease obligations, net of current maturities	359,021	425,141
Long-term tax liability	6,778	7,432
Deferred pension liability	1,274	1,844
Other long-term liabilities	25,817	19,254
Deferred income taxes	17,676	26,461

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,803,055 and 11,752,509 outstanding at September 30, 2020 and December 31, 2019, respectively	1,180	1,175
Additional paid-in-capital	117,339	113,666
Treasury stock, at cost; 82,600 shares at September 30, 2020 and December 31, 2019, respectively	(4,566)	(4,566)
Retained earnings	544,280	500,320
Accumulated other comprehensive loss	(53,020)	(40,838)
Total stockholders’ equity	605,213	569,757

Total liabilities and stockholders’ equity	$1,173,459	$1,212,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Net sales:
Industrial	$196,241	$178,180	$608,473	$546,014
Agricultural	95,518	93,649	266,369	272,935
Total net sales	291,759	271,829	874,842	818,949
Cost of sales	213,123	203,119	649,441	613,798
Gross profit	78,636	68,710	225,401	205,151

Selling, general and administrative expenses	44,069	43,143	136,868	125,660
Amortization expense	3,644	1,112	11,093	3,081
Income from operations	30,923	24,455	77,440	76,410

Interest expense	(3,461)	(1,837)	(12,921)	(5,222)
Interest income	306	359	968	862
Other income (expense), net	(333)	242	720	(442)
Income before income taxes	27,435	23,219	66,207	71,608
Provision for income taxes	7,402	5,801	17,657	18,270
Net Income	$20,033	$17,418	$48,550	$53,338

Net income per common share:
Basic	$1.70	$1.48	$4.12	$4.55
Diluted	$1.69	$1.47	$4.10	$4.52
Average common shares:
Basic	11,788	11,748	11,776	11,724
Diluted	11,851	11,813	11,840	11,796

Dividends declared	$0.13	$0.12	$0.39	$0.36

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$20,033	$17,418	$48,550	$53,338
Other comprehensive income (loss):
Foreign currency translation adjustment	8,606	(9,791)	(6,244)	(7,877)
Net gain on pension and other post-retirement benefits	245	215	737	645
Unrealized (loss) gain on derivative instruments	(1,247)	1,864	(8,106)	1,852
Other comprehensive income (loss) before income tax expense	7,604	(7,712)	(13,613)	(5,380)
Income tax benefit (expense) related to items of other comprehensive income (loss)	210	(46)	1,431	(136)
Other comprehensive income (loss)	7,814	(7,758)	(12,182)	(5,516)
Comprehensive income	$27,847	$9,660	$36,368	$47,822

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	15,528	(24,650)	(9,122)
Stock-based compensation expense	—	—	933	—	—	—	933
Stock-based compensation transactions	9	1	368	—	—	—	369
Dividends paid ($0.13 per share)	—	—	—	—	(1,528)	—	(1,528)
Balance at March 31, 2020	11,679	$1,176	$114,967	$(4,566)	$514,320	$(65,488)	$560,409
Other comprehensive income	—	—	—	—	12,989	4,654	17,643
Stock-based compensation expense	—	—	1,103	—	—	—	1,103
Stock-based compensation transactions	25	3	(476)	—	—	—	(473)
Dividends paid ($0.13 per share)	—	—	—	—	(1,531)	—	(1,531)
Balance at June 30, 2020	11,704	$1,179	$115,594	$(4,566)	$525,778	$(60,834)	$577,151
Other comprehensive income	—	—	—	—	20,033	7,814	27,847
Stock-based compensation expense	—	—	1,079	—	—	—	1,079
Stock-based compensation transactions	16	1	666	—	—	—	667
Dividends paid ($0.13 per share)	—	—	—	—	(1,531)	—	(1,531)
Balance at September 30, 2020	11,720	$1,180	$117,339	$(4,566)	$544,280	$(53,020)	$605,213

For nine months ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Other comprehensive income	—	—	—	—	15,253	890	16,143
Stock-based compensation expense	—	—	627	—	—	—	627
Repurchased shares	(15)	—	—	(1,490)	—	—	(1,490)
Stock-based compensation transactions	11	1	236	—	—	—	237
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at March 31, 2019	11,616	$1,167	$109,285	$(1,916)	$456,889	$(43,941)	$521,484
Other comprehensive income	—	—	—	—	20,667	1,352	22,019
Stock-based compensation expense	—	—	948	—	—	—	948
Repurchased shares	(15)	—	—	(1,465)	—	—	(1,465)
Stock-based compensation transactions	64	7	1,243	—	—	—	1,250
Dividends paid ($0.12 per share)	—	—	—	—	(1,404)	—	(1,404)
Balance at June 30, 2019	11,665	$1,174	$111,476	$(3,381)	$476,152	$(42,589)	$542,832
Other comprehensive income	—	—	—	—	17,418	(7,758)	9,660
Stock-based compensation expense	—	—	766	—	—	—	766
Repurchased shares	(10)	—	—	(1,185)	—	—	(1,185)
Stock-based compensation transactions	10	1	387	—	—	—	388
Dividends paid ($0.12 per share)	—	—	—	—	(1,409)	—	(1,409)
Balance at September 30, 2019	11,665	$1,175	$112,629	$(4,566)	$492,161	$(50,347)	$551,052

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating Activities
Net income	$48,550	$53,338
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	541	280
Depreciation - Property, plant and equipment	14,237	10,583
Depreciation - Rental equipment	7,504	6,770
Amortization of intangibles	11,093	3,081
Amortization of debt issuance	500	166
Stock-based compensation expense	3,115	2,341
Provision for deferred income tax (benefit)	(4,548)	(2,549)
Gain on sale of property, plant and equipment	(1,037)	(732)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,612	(11,263)
Inventories	22,893	(8,413)
Rental equipment	4,189	(18,970)
Prepaid expenses and other assets	5,765	(5,377)
Trade accounts payable and accrued liabilities	(2,422)	9,481
Income taxes payable	8,432	1,738
Long-term tax payable	(654)	590
Other assets and long-term liabilities, net	205	3,146
Net cash provided by operating activities	135,975	44,210

Investing Activities
Acquisitions, net of cash acquired	—	(58,531)
Purchase of property, plant and equipment	(14,962)	(19,488)
Proceeds from sale of property, plant and equipment	3,433	1,987
Net cash used in investing activities	(11,529)	(76,032)

Financing Activities
Borrowings on bank revolving credit facility	98,000	141,000
Repayments on bank revolving credit facility	(153,000)	(76,000)
Principal payments on long-term debt and finance leases	(15,094)	(97)
Proceeds from issuance of long-term debt and finance leases	—	2
Dividends paid	(4,590)	(4,217)
Proceeds from exercise of stock options	1,272	2,465
Treasury stock repurchased	—	(4,140)
Common stock repurchased	(710)	(590)
Net cash (used in) provided by financing activities	(74,122)	58,423

Effect of exchange rate changes on cash and cash equivalents	880	(365)
Net change in cash and cash equivalents	51,204	26,236
Cash and cash equivalents at beginning of the year	42,311	34,043
Cash and cash equivalents at end of the period	$93,515	$60,279

Cash paid during the period for:
Interest	$14,149	$5,327
Income taxes	13,309	18,431
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2020

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

The acquisition was accounted for in accordance with ASC Topic 805 Business Combinations ("ASC Topic 805"). The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed, including deferred taxes, based on their estimated fair values as of October 24, 2019. The Company will finalize goodwill and deferred tax amounts related to the completed final partnership return for Morbark.

The valuation of Morbark resulted in goodwill of $98.6 million, all of which has been assigned to the Company's Industrial reporting segment, $93.0 million of goodwill is tax deductible, the remaining balance is not. During the third quarter, the Company adjusted goodwill due to ongoing evaluation of tax balances.

During the nine months ended September 30, 2020, Morbark generated approximately $143.7 million of net sales and $6.0 million of net income. The Company has included the operating results of Morbark in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$13,966
Inventory	72,972
Prepaid and other assets	5,180
Rental Equipment	1,133
Property, plant and equipment	42,969
Intangible assets	149,790
Deferred tax liability	(4,982)
Other liabilities assumed	(30,056)

Net assets assumed	$250,972

Goodwill	98,604
Total Acquisition Price net cash	$349,576
Plus: Cash	4,735
Total Consideration	$354,311

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

At September 30, 2020 the Company had $13.2 million in reserves for sales discounts compared to $16.9 million at December 31, 2019 related to products shipped to our customers under various promotional programs.
The decrease was primarily due to the reduced sales within the Company's agricultural division.

4.  Inventories

Inventories valued at LIFO cost represented 43% and 42% of total inventory at September 30, 2020 and December 31, 2019, respectively. The excess of current cost over LIFO valued inventories was approximately $10.9 million at September 30, 2020 and December 31, 2019. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Finished goods	$207,939	$227,823
Work in process	23,509	21,918
Raw materials	12,081	17,933
Inventories, net	$243,529	$267,674

Inventory obsolescence reserves were $10.5 million at September 30, 2020 and $8.2 million at December 31, 2019.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $16.9 million and $14.6 million at September 30, 2020 and December 31, 2019, respectively. The Company recognized depreciation expense of $2.3 million and $2.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively and $7.5 million and $6.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2020 and December 31, 2019, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2020:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2019	$183,307	$14,715	$198,022
Translation adjustment	740	(1,728)	(988)
Goodwill adjustment	(4,058)	—	(4,058)
Balance at September 30, 2020	$179,989	$12,987	$192,976

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2020	December 31, 2019
Definite:
Trade names and trademarks	15-25 years	$67,251	$67,222
Customer and dealer relationships	8-15 years	122,168	121,508
Patents and drawings	3-12 years	28,520	28,485
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		222,139	221,415
Less accumulated amortization		(31,673)	(20,643)
Total net		190,466	200,772
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$195,966	$206,272

The Company recognized amortization expense of $3.6 million and $1.1 million for the three months ending September 30, 2020 and 2019, respectively, and $11.1 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in amortization is related to the intangible assets acquired in the Morbark acquisition.

As of September 30, 2020, the Company had $196.0 million of intangible assets, which represents 17% of total assets.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$22	$33	$70	$98
Interest on lease liabilities	1	3	5	8
Operating lease cost	1,216	1,095	3,624	3,207
Short-term lease cost	150	79	608	311
Variable lease cost	120	120	364	347
Total lease cost	$1,509	$1,330	$4,671	$3,971

Rent expense for the three and nine months ending September 30, 2020 and 2019 was immaterial.

Maturities of lease liabilities were as follows:

Future Minimum Lease Payments
	September 30, 2020				December 31, 2019
(in thousands)	Operating Leases		Finance Leases		Operating Leases	Finance Leases
2020	$1,092	(a)	$46	(a)	$4,305	$97
2021	3,198		72		2,718	83
2022	2,240		34		2,051	45
2023	1,557		11		1,459	22
2024	1,054		9		941	19
Thereafter	2,657		8		2,587	14
Total minimum lease payments	$11,798		$180		$14,061	$280
Less imputed interest	(926)		(7)		(1,100)	(16)
Total lease liabilities	$10,872		$173		$12,961	$264
(a) Amounts represent remaining three months of payments due for 2019.
Future Lease Commencements

As of September 30, 2020, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $4.3 million. These operating leases will commence in fiscal year 2020 with lease terms of 2 to 10 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2020	December 31, 2019
Other non-current assets	$10,770	$12,858

Accrued liabilities	3,309	3,972
Other long-term liabilities	7,563	8,989
Total operating lease liabilities	$10,872	$12,961

Finance Leases
(in thousands)	September 30, 2020	December 31, 2019
Property, plant and equipment, gross	$420	$524
Accumulated Depreciation	(283)	(265)
Property, plant and equipment, net	$137	$259

Current maturities of long-term debt and finance lease obligations	$68	$90
Long-term debt and finance lease obligations, net of current maturities	105	174
Total finance lease liabilities	$173	$264

Weighted Average Remaining Lease Term
Operating leases	4.84 years	5.10 years
Finance leases	2.72 years	3.47 years

Weighted Average Discount Rate
Operating leases	3.19%	3.29%
Finance leases	3.34%	3.39%

Supplemental Cash Flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$11
Operating cash flows from operating leases	3,362	3,146
Financing cash flows from finance leases	69	97

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Current Maturities:
Finance lease obligations	$68	$90
Term debt	15,000	18,750
	15,068	18,840
Long-term debt:
Finance lease obligations	105	174
Term debt, net	268,916	279,967
Bank revolving credit facility	90,000	145,000
Total Long-term debt	359,021	425,141
Total debt	$374,089	$443,981

As of September 30, 2020, $3.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $186.3 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Dividends declared	$0.13	$0.12	$0.39	$0.36
Dividends paid	$0.13	$0.12	$0.39	$0.36

On October 1, 2020, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.13 per share, which was paid on October 28, 2020, to shareholders of record at the close of business on October 15, 2020.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2020	2019	2020	2019
Net Income	$20,033	$17,418	$48,550	$53,338
Average Common Shares:
Basic (weighted-average outstanding shares)	11,788	11,748	11,776	11,724
Dilutive potential common shares from stock options	63	65	64	72
Diluted (weighted-average outstanding shares)	11,851	11,813	11,840	11,796

Basic earnings per share	$1.70	$1.48	$4.12	$4.55
Diluted earnings per share	$1.69	$1.47	$4.10	$4.52

12. Income Taxes

Tax Rate Methodology

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income for the interim period. Given the significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and results of operations, we were not able to estimate our annual effective income tax rate for the first half of 2020and applied the actual effective tax rate for the year to date. For the third quarter 2020, the Company was able to calculate a reliable estimate of income taxes for the year and prepared the provision for income taxes by applying an estimate of the annual effective tax rate.

13.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Sales
Wholegoods	$212,918	$207,461	$663,306	$644,042
Parts	71,419	58,093	188,712	155,965
Other	7,422	6,275	22,824	18,942
Consolidated	$291,759	$271,829	$874,842	$818,949

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Sales
United States	$216,550	$187,320	$651,226	$561,285
France	20,075	22,719	58,686	76,273
Canada	16,392	17,700	44,789	49,005
United Kingdom	14,127	14,327	38,135	42,207
Netherlands	5,547	6,704	19,433	19,511
Brazil	3,937	3,924	12,200	13,899
Australia	2,587	1,549	7,777	5,872
Germany	2,233	2,262	7,081	5,603
Other	10,311	15,324	35,515	45,294
Consolidated	$291,759	$271,829	$874,842	$818,949

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Sales
Industrial	$196,241	$178,180	$608,473	$546,014
Agricultural	95,518	93,649	266,369	272,935
Consolidated	$291,759	$271,829	$874,842	$818,949

Income from Operations
Industrial	$19,238	$14,583	$51,453	$53,068
Agricultural	11,685	9,872	25,987	23,342
Consolidated	$30,923	$24,455	$77,440	$76,410

(in thousands)	September 30, 2020	December 31, 2019
Goodwill
Industrial	$179,989	$183,307
Agricultural	12,987	14,715
Consolidated	$192,976	$198,022

Total Identifiable Assets
Industrial	$909,188	$922,738
Agricultural	264,271	290,025
Consolidated	$1,173,459	$1,212,763

14.  Contingent Matters

The Company is subject to various legal actions which have arisen in the ordinary course of its business. The most prevalent of such actions relate to product liability, which are generally covered by insurance after various self-insured retention amounts. While amounts claimed might be substantial and the ultimate liability with respect to such litigation cannot be determined at this time, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, the ultimate resolution cannot be determined at this time.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2020	2019	2020	2019

Industrial	67.3%	65.5%	69.6%	66.7%
Agricultural	32.7%	34.5%	30.4%	33.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2020	2019	2020	2019

Gross profit	27.0%	25.3%	25.8%	25.1%
Income from operations	10.6%	9.0%	8.9%	9.3%
Income before income taxes	9.4%	8.5%	7.6%	8.7%
Net income	6.9%	6.4%	5.5%	6.5%

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

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company continues to navigate the new environment brought about by the COVID-19 pandemic. While the outbreak continues, we remain focused on the ongoing health and safety of our employees while diligently engaged in meeting customer demand as efficiently as possible. Early-on at the outset of the pandemic, some of our facilities were forced to close for varying periods of time due to government orders and other pandemic related reasons. However, business activity has gradually improved over the last few months, which has allowed us to resume more regular operations. Currently, all of our manufacturing plants are operating at varying levels of production based on demand. In general, our Industrial Division has continued to experience some softness in customer demand while markets in our Agricultural Division seem to be improving. Should the pandemic worsen, we expect softness in the markets we serve with a reduction in demand for our products. We also recognize that case surges could lead to new restrictions or lockdowns, which may limit our operational capabilities in the future. All of this is dependent on future developments relating to the pandemic, which are highly uncertain and unpredictable at this time.

For the first nine months of 2020, the Company's net sales increased by 6.8%, but net income decreased by 9.0% compared to the same period in 2019. The increase in net sales was due to the acquisitions of Morbark and Dutch Power. The decrease in net income was attributable to the COVID-19 pandemic which began to materially affect our operations in March of this year and continued to negatively impact the Company's overall financial performance during the first nine months of 2020.

The Company's Industrial Division experienced an 11.4% increase in sales for the first nine months of 2020 compared to the first nine months of 2019 due to the acquisitions of Morbark and Dutch Power. Without factoring in contributions from Morbark and Dutch Power, sales across all legacy Industrial product groups (with the exception of vegetation control, which was slightly up) were down during the first nine months of 2020 compared to the same period in 2019, mostly due to the adverse impacts of the COVID-19 pandemic which included temporary plant closures in the U.S., France, and Canada during the second quarter of 2020, other operational disruptions across the Division and softness in customer demand. The Division has shown signs of improvement, though not evenly across product lines, as some areas, such as forestry, are increasing above average while others, such as excavators and vacuum trucks continue to be soft.

The Company's Agricultural Division sales were down in the first nine months of 2020 by 2.4% compared to the first nine months of 2019. Agricultural sales were negatively affected by the COVID-19 pandemic, which began to hurt Agricultural sales as well as operations in late March of this year. During the second quarter of 2020, North American sales and profitability in the Agricultural Division showed some improvement and have continued to show signs of recovering during the third quarter of 2020. The Division's operations in the UK and France, which experienced temporary plant closures and operational disruptions during the months of March and April, have also shown signs of improvement during the third quarter of 2020.

Consolidated income from operations was $77.4 million in the first nine months of 2020, which included $3.5 million of non-cash inventory step-up expense related to the Morbark acquisition. This was a 1.3% increase when compared to the first nine months of 2019. The Company's backlog increased 18.2% to $254.5 million at the end of the third quarter of 2020 versus the backlog of $215.3 million at the end of the third quarter of 2019. The increase in the Company's backlog was primarily attributable to improved market conditions, specifically in the Agricultural Division, offset by adverse effects from the COVID-19 pandemic, which has hurt the Company's sales and profitability.

We believe the COVID-19 pandemic will continue to adversely impact our business for the remainder of 2020. At this time, however, it is not clear how significant these impacts will be given the current level of uncertainty. The impacts will depend on numerous evolving factors which cannot be predicted, including the duration and scope of the pandemic, the effectiveness of containment and treatment efforts, and the immediate and longer term economic consequences felt by our dealers and government customers, which could result in budgetary tightening and weaker demand for our products. In light of the current situation and outlook, we have taken various steps to contain costs, improve cash flow and reduce overall debt, which include, among other things, restricting travel, reducing inventory levels to match current demand, limiting capital expenditures, temporarily suspending the Company's share repurchase program and delaying other discretionary spending. We will continue to focus on improving our financial stability while ensuring the continued health and safety of our employees. We feel confident there will be a continuing need for products such as ours that are critical for agricultural operations and infrastructure maintenance and believe that our current focus on employee well-being and financial stability will allow us to be well positioned for long term growth after the pandemic situation eases. However, since we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, we cannot predict the ultimate impact it will have on our business, results of operations, and financial condition.

While the direct and indirect consequences of the COVID-19 pandemic will certainly pose the greatest risk for the Company during 2020, the Company may also be negatively affected by several other factors such as changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, election uncertainty, changes in U.S. fiscal policy such as changes in the federal tax rate, weakness in the overall world-wide economy, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues; budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").

Results of Operations

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Net sales for the third quarter of 2020 were $291.8 million, an increase of $20.0 million or 7.3% compared to $271.8 million for the third quarter of 2019.  The acquisition of Morbark contributed $43.9 million in net sales for the third quarter of 2020. Net sales during the third quarter of 2020 were negatively affected by the ongoing COVID-19 pandemic which continued to impact the business since the first quarter.

Net Industrial sales increased by $18.0 million or 10.1% to $196.2 million for the third quarter of 2020 compared to $178.2 million during the same period in 2019. The acquisition of Morbark added $43.9 million of net sales during the third quarter of 2020. The impact from COVID-19 issues negatively affected the Division's net sales since the end of the first quarter of 2020.

Net Agricultural sales were $95.5 million in the third quarter of 2020 compared to $93.6 million for the same period in 2019, an increase of $1.9 million or 2.0%. North American operations experienced modest growth over the prior year's third quarter and benefited from the contribution of Dixie Chopper but the division was hurt by both the U.K. and French Agricultural businesses as they experienced softness particularly early in the third quarter due to the COVID-19 pandemic.

Gross profit for the third quarter of 2020 was $78.6 million (27.0% of net sales) compared to $68.7 million (25.3% of net sales) during the same period in 2019, an increase of $9.9 million.  The increase in gross profit and margin percentage during the third quarter of 2020 was primarily due to the Morbark acquisition. Negatively affecting the gross margin and gross margin percentage during the third quarter of 2020 was $0.9 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $44.1 million (15.1% of net sales) during the third quarter of 2020 compared to $43.1 million (15.9% of net sales) during the same period of 2019, an increase of $1.0 million. The third quarter of 2020 includes $6.3 million of additional SG&A expense related to Morbark. The third quarter of 2019 included $0.8 million of acquisition expenses related to Morbark and Dutch Power. Amortization expense in the third quarter of 2020 was $3.6 million compared to $1.1 million in the same period in 2019, an increase of $2.5 million. The increased amortization expense was primarily attributable to the Morbark acquisition.

Interest expense was $3.5 million for the third quarter of 2020 compared to $1.8 million during the same period in 2019, an increase of $1.7 million.  The increase during the third quarter of 2020 resulted from increased borrowings due to the Morbark acquisition which was completed in October of 2019.

Other income (expense), net was $0.3 million of expense for the third quarter of 2020 compared to $0.2 million of income during the same period in 2019.  The expense in 2020 was primarily the result of changes in currency exchange rates. The income in 2019 was primarily due to a gain on the sale of property for $350,000.

Provision for income taxes was $7.4 million (27.0% of income before income tax) in the third quarter of 2020 compared to $5.8 million (25.0% of income before income tax) during the same period in 2019. The increase in the tax rate for 2020 was due to the reversal of a FIN 48 benefit recognized in 2019 partially offset by the benefit of the final GILTI regulations issued in July of 2020.

The Company’s net income after tax was $20.0 million or $1.69 per share on a diluted basis for the third quarter of 2020 compared to $17.4 million or $1.47 per share on a diluted basis for the third quarter of 2019.  The increase of $2.6 million resulted from the factors described above.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Net sales for the first nine months of 2020 were $874.8 million, an increase of $55.9 million or 6.8% compared to $818.9 million for the first nine months of 2019. The increase was attributable to the acquisitions of Morbark and Dutch Power which together contributed net sales of $149.2 million. Negatively affecting sales during the first nine months of 2020, was the outbreak of the COVID-19 pandemic which began to affect the Company's operations late in the first quarter.

Net Industrial sales increased during the first nine months by $62.5 million or 11.4% to $608.5 million for 2020 compared to $546.0 million during the same period in 2019. The increase came from the acquisitions of Morbark and Dutch Power mentioned above. Impacts from the COVID-19 pandemic began to materially affect the Division late in the first quarter of 2020. This included temporary plant closures in the U.S., France and Canada along and other operational disruptions throughout the countries we sell in mainly from health concerns and governmental directives, governmental spending and customer delivery restrictions.

Net Agricultural sales were $266.4 million during the first nine months of 2020 compared to $272.9 million for the same period in 2019, a decrease of $6.5 million or 2.4%. The decrease in sales for the first nine months of 2020 compared to the first nine months of 2019 was a result of the COVID-19 pandemic. Before the onset of the pandemic, sales during the first two and a half months of 2020 had begun to show signs of improvement from the soft agricultural market conditions that have negatively impacted this

Division for the last several years. This Division's North American operations did reasonably well and benefited from the contributions of Dixie Chopper but the ongoing pandemic affected both sales and operations in the later part of the first quarter of 2020 and specifically hurt both the U.K. and French Agricultural business as they experienced temporary plant closures.

Gross profit for the first nine months of 2020 was $225.4 million (25.8% of net sales) compared to $205.2 million (25.1% of net sales) during the same period in 2019, an increase of $20.2 million. The increase in gross profit and margin percentage for the first nine months of 2020 came from the acquisitions of Morbark and Dutch Power. Negatively affecting the gross margin and gross margin percentage during the first nine months of 2020 were $3.5 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

SG&A expenses were $136.9 million (15.6% of net sales) during the first nine months of 2020 compared to $125.7 million (15.3% of net sales) during the same period of 2019, an increase of $11.2 million. Morbark and Dutch Power accounted for $21.6 million of net additional SG&A expense during the first nine months of 2020. The first nine months 2019 included $1.2 million of acquisition expenses related to the Morbark and Dutch Power. Amortization expense in the first nine months of 2020 was $11.1 million compared to $3.1 million in the same period in 2019, an increase of $8.0 million. The increased amortization expense was primarily from the acquisitions of Morbark and Dutch Power.

Interest expense was $12.9 million for the first nine months of 2020 compared to $5.2 million during the same period in 2019, an increase of $7.7 million. The increase during the first nine months of 2020 came from increased borrowings due to the Morbark acquisition in October of 2019.

Other income (expense), net was $0.7 million of income during the first nine months of 2020 compared to $0.4 million of expense in the first nine months of 2019. The income in 2020 is primarily from the gain on the sale of two properties and the expense in 2019 were primarily the result of changes in exchange rates.

Provision for income taxes was $17.7 million (26.7% of income before income taxes) in the first nine months of 2020 compared to $18.3 million (25.5% of income before income taxes) during the same period in 2019. The increase in the tax rate for 2020 was due to the reversal of a FIN 48 benefit recognized in 2019 partially offset by the benefit of the final GILTI regulations issued in July of 2020.

The Company's net income after tax was $48.6 million or $4.10 per share on a diluted basis for the first nine months of 2020 compared to $53.3 million or $4.52 per share on a diluted basis for the first nine months of 2019. The decrease of $4.7 million resulted from the factors described above.

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

As of September 30, 2020, the Company had working capital of $409.5 million which represents an increase of $1.5 million from working capital of $408.0 million at December 31, 2019. The increase in working capital was primarily from an increase in cash partially offset by reductions of accounts receivable and inventory levels which were made in response to the COVID-19 pandemic.

Capital expenditures were $15.0 million for the first nine months of 2020, compared to $19.5 million during the first nine months of 2019. The Company initially expected to continue capital expenditures at a rate consistent with the rate of spending for the entire year of 2019. In response to the COVID-19 pandemic, we began to limit new capital expenditures in the first quarter of 2020, however any previously approved projects and related spending have carried over. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash used for investing activities was $11.5 million during the first nine months of 2020 compared to $76.0 million during the first nine months of 2019. The 2019 amount included in the use of funds was to acquire Dutch Power which was approximately $52.5 million.

Net cash used in financing activities was $74.1 million and net cash provided by financing activities was $58.4 million during the nine month periods ended September 30, 2020 and September 30, 2019, respectively. Net cash used in financing activities for the first nine months of 2020 relates to the increase repayments on the revolving credit facility and the principal payments on long-term debt and financing leases. The majority of the net cash provided by financing activities in 2019 was due to borrowings to finance the acquisition of Dutch Power.

The Company had $80.8 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2020. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of September 30, 2020, $375.0 million was outstanding under the Credit Agreement, $285.0 million on the Term Facility and $90.0 million on the Revolver Facility. On September 30, 2020, $3.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $186.3 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2020.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the impact of the current COVID-19 outbreak; ongoing weakness in the industrial and agricultural sector; election uncertainty; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the pending exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of critical raw materials, particularly steel and steel products; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company continued to experience the impacts of COVID-19 on its markets and operations including operational disruption and softening demand. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this situation will negatively impact the Company’s results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the full financial impact cannot be reasonably estimated at this time.

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

To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency-based sales, the Company’s U.K. subsidiaries regularly enter into foreign exchange forward contracts to hedge approximately 90% of its future net foreign currency collections over a period of nine months.  As of September 30, 2020, the Company had $1.2 million outstanding in forward exchange contracts related to accounts receivable.  A 15% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $0.2 million.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts should be offset by changes in the underlying value of the transaction being hedged.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $8.6 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6.2 million for the nine month period ending September 30, 2020.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2020 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.9 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of September 30, 2020, the Company had $375.0 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-31, 2020	—	—	—	$25,861,222
August 1-31, 2020	—	—	—	$25,861,222
September 1-30, 2020	—	—	—	$25,861,222
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

October 28, 2020	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)