Form 10-K
period 2020-12-31
ALAMO GROUP INC
filed 2021-02-26
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2020 (based upon the last reported sale price of $102.64 per share) was approximately $1,004,602,446 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 19, 2021 was 11,896,421 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2021 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

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

The Company has approximately 3,990 employees and operates a total of 27 plants in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, South America, Europe and Australia.

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

In 2017, the Company acquired R.P.M. Tech Inc. ("RPM"), a manufacturer of heavy duty snow removal equipment and associated parts. RPM primarily sells to governmental agencies, related contractors, airports and other industrial users. This acquisition complemented our existing range of snow removal products with RPM's range of heavy duty snow removal equipment, including their line of mechanical snow blowers. In 2020, RPM's operations were consolidated into the Company's nearby Tenco facility and the former RPM facility in Drummondville was sold.

In 2019, the Company acquired 100% of the outstanding capital shares of Dutch Power B.V. ("Dutch Power") in the Netherlands. Dutch Power designs and manufactures a variety of landscape and vegetation management machines and attachments. This acquisition expanded our existing platform and increased our capabilities in the European market.

In 2019, the Company acquired substantially all of the assets of the Dixie Chopper ("Dixie Chopper") business. Dixie Chopper manufactures a wide range of commercial and high end residential Zero Turn ("ZT") mowers. This acquisition provided a new channel and increased the Company's exposure in the outdoor power equipment market. Dixie Chopper was relocated into the Company's RhinoAg facility in Gibson City, Illinois.

In 2019, the Company acquired 100% of the outstanding capital shares of Morbark, LLC ("Morbark") which included its subsidiaries Rayco Manufacturing LLC ("Rayco") and Denis Cimaf Inc. ("Denis Cimaf"). Morbark is a leading manufacturer of equipment and aftermarket parts for forestry, tree care, biomass, land management and recycling markets. This acquisition expanded the Company's product line and complemented its range of vegetation maintenance equipment in an adjacent market. Morbark is based in Winn, Michigan with subsidiary locations in Wooster, Ohio and Roxton Falls, Quebec. At the end of 2020, the Denis Cimaf manufacturing operations based in Roxton Falls were consolidated into the Rayco facility in Wooster, Ohio.

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak a global pandemic. COVID-19 continues to spread throughout the U.S. and the rest of the world and has negatively impacted portions of the global economy, disrupted global supply chains, and created volatility in financial markets. COVID-19 caused government authorities around the world to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments, travel restrictions, prohibitions on group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The adverse global economic impact of this pandemic negatively and materially impacted our business, customers, and suppliers and caused many challenges for our business and manufacturing operations during 2020. The Company continues to experience negative impacts of COVID-19 on our markets and operations as well as ongoing business uncertainty. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, potential new virus strains or variations, and the effectiveness of actions globally to contain or limit the spread of the virus, including the impact of vaccines. Additional information regarding the impact of COVID-19 on our business can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King®, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB™, Henke®, Tenco®, Wausau®, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®,Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, Earthmaster®, RhinoAg®, Dixie Chopper®, Herschel®, Valu-Bilt™, CT Farm & Country™, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Faucheux™, Rousseau® and trademarks (some with related designs) as well as other trademarks and trade names.

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

Morbark manufactures a broad range of tree chippers, stump grinders, mulchers, brush cutters, flails and debarkers sold under the Morbark, Rayco, Denis Cimaf and Boxer brand names. Its products are sold to industrial and commercial contractors mainly through a network of independent dealers and distributors and, to a lesser extent, direct sales to end-users.

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

Alamo Industrial equipment is principally sold through independent dealers to governmental end-users, related independent contractors and, to a lesser extent, utility and other dealers serving infrastructure maintenance operators and other applications in the U.S. and other countries. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor - and off-road chassis mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

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

Dutch Power produces a variety of landscape and vegetation maintenance equipment and attachments under several brand names including Herder, Conver, Roberine, and Votex. Dutch Power primarily sells to contractors who perform infrastructure maintenance for governmental agencies and private landowners.

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
Bomford equipment includes hydraulic boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts. Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., Ireland and France and, to a lesser extent, other countries in Europe, North America, Australia and Asia. Bomford’s sales network is similar to that of McConnel in the U.K.

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

SMA equipment includes hydraulic boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. The Company consolidated its SMA operations located in Orleans, France, and production was relocated to its manufacturing facility near Lyon, France.

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

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 21%, 19% and 19% of the Company’s total sales for the years ended December 31, 2020, 2019 and 2018, respectively. Replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2020, the Company employed 261 people in its various engineering departments, 174 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $12.4 million in 2020, $12.0 million in 2019 and $10.4 million in 2018. As a percentage of sales, research and development was approximately 1.1% in 2020, 1.1% in 2019 and 1.0% in 2018, and is expected to continue at similar levels in 2021.

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

Unfilled Orders

As of December 31, 2020, the Company had unfilled customer orders of $354.1 million compared to $261.0 million at December 31, 2019. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2020 will be shipped during fiscal year 2021. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that unanticipated effects of the COVID-19 pandemic, including supply chain disruptions or customer issues could continue to cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2020, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

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

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $89.2 million and $94.0 million as of December 31, 2020 and 2019, respectively.

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

Human Capital Resources and Management

We recognize that the success of our Company is dependent upon the talents and dedication of our employees, and we are committed to investing in their success. We focus on attracting, developing and retaining a team of highly talented and motivated employees. We conduct regular assessments of our pay and benefit practices to help ensure that staff members are compensated fairly and competitively. We also devote significant resources to staff training and development, including tuition assistance for career-enhancing academic and professional programs. The Company provides competitive compensation and benefits. In addition to salaries, our compensation programs, which vary by country and region, can include annual bonuses, stock-based compensation awards, company-sponsored retirement savings plans with employee matching opportunities (or similar local retirement benefit), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and tuition assistance.

Employee health and safety is of paramount importance to us. We believe it is our responsibility to maintain a safe and healthy workplace in each of our facilities and to make continuous improvements in this area. We do this by embedding safety into every level of the organization as one of our core values. We ensure that safety performance is tracked, aggregated, and reviewed on an ongoing basis. Our corporate technical affairs and safety team collects data on recordable injury rates, serious injury rates, and near misses from each Alamo Group company, and conducts root cause analysis with corrective action to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis. Regular safety meetings are also held at our facilities on an ongoing basis. With the onset of the COVID-19 pandemic in early 2020, we immediately responded by prioritizing the safety and well-being of our employees, and all of our facilities quickly adapted to the COVID-19 environment by implementing various health and safety measures including COVID-19 case tracking and quarantining where and when necessary, daily temperature checks, mandating face coverings (except where hazardous), regular facility sanitization, widely distributing hand-sanitizer, reconfiguration of workstations to allow for appropriate distancing, expanding the use of internal video meetings and installation of related technology, and implementing remote work policies, among other things.

The Company's focus on supervisor and manager development and a culture of promoting a diverse, inclusive, and respectful workplace supports our ability to attract, engage, and retain industry-leading talent to meet our customer’s needs and sustain the Company’s growth. Formal welder training, apprenticeships, and local partnerships with vocational training programs, junior colleges, and high schools ensure our business units continue to attract and grow their critical manufacturing skills. The Company’s emphasis on our core competencies, including Leading People and Leading Change, continues to favorably impact our employee retention with below industry average annual turnover rates.

Employee engagement and development is another important focus for the Company. We believe in empowering our employees to develop new ideas, create new products, processes, or services, or solve significant organizational or industry problems through continuous improvement and innovation. We continuously offer employees relevant training and learning opportunities for advancement and growth.

We also recognize, value, and respect the individual differences of our employees and believe that a diverse set of backgrounds, experiences, and perspectives is crucial to our ability to continue to innovate, collaborate, and meet the needs of our global workforce and customers. Accordingly, we are committed to encouraging and fostering an inclusive culture where diversity and individual differences are accepted, respected, and valued, and that employees feel empowered to contribute fully to the Company's ongoing success.

As of December 31, 2020, we employed approximately 3,990 employees. In North America, the Company has collective bargaining agreements at its Gradall facility which covers 173 employees and will expire on April 11, 2021, and its Tenco facility in Canada which covered 113 employees which expired on December 31, 2020. The Company is currently in negotiations for a new collective bargaining agreement for the Tenco facility. R.P.M. in Canada has an agreement covering 4 employees and expires in February 1, 2025. Everest has a collective bargaining agreement covering 70 employees which will expire on November 30, 2023. The Company’s European locations, McConnel, Bomford, Spearhead, AMS-UK, SMA Faucheux, Forges Gorce, Rousseau and Rivard, have various collective bargaining agreements covering 816 employees. The Company considers its employee relations to be satisfactory.

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
•our ability to hire and retain quality skilled employees; and
•changes in the prices of agricultural commodities, which could affect our customers’ income levels.

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•negative impacts on our business and financial results attributable to the ongoing COVID-19 pandemic which may include a softening of customer demand, operational and supply chain disruptions or other negative unanticipated effects;
•changes in business and political conditions and the economy in general in both domestic and international markets;
•an increase in unfunded pension plan liability due to financial market deterioration;
•price and availability of energy and critical raw materials, particularly steel and steel products;
•increased competition;
•repercussions resulting from the U.K.'s exit from the European Union;
•increases in input costs on items we use in the manufacturing of our products;
•adverse weather conditions such as droughts, floods, snowstorms, etc., which can affect the buying patterns of our customers and end-users;

•increased costs of complying with governmental regulations which affect corporations including related fines and penalties (such as the European General Data Protection Regulation (GDPR) and the California Consumer Privacy Act);
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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2021 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Ronald A. Robinson*	68	President and Chief Executive Officer
Dan E. Malone	60	Executive Vice President and Chief Financial Officer
Jeffery A. Leonard	61	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Industrial Division
Richard H. Raborn	55	Executive Vice President, Alamo Group Inc. and Executive Vice President Alamo Group (USA) Inc., Agricultural Division
Richard J. Wehrle	64	Vice President, Controller and Treasurer
Edward T. Rizzuti	51	Vice President, General Counsel and Secretary
Janet S. Pollock	62	Vice President, Human Resources
Lori L. Sullivan	51	Vice President, Internal Audit
*On December 10, 2020, Mr. Robinson notified the Company's Board of his intention to retire as President and Chief Executive Officer by mid-year 2021 and upon the appointment of his successor

Ronald A. Robinson was appointed President, Chief Executive Officer and a director of the Company on July 7, 1999. Mr. Robinson had previously been President of Svedala Industries, Inc., the U.S. subsidiary of Svedala Industries AB of Malmo, Sweden, a leading manufacturer of equipment and systems for the worldwide construction, mineral processing and materials handling industries. Mr. Robinson joined Svedala in 1992 when it acquired Denver Equipment Company of which he was Chairman and Chief Executive Officer.

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

Risks related to our business

A sustained market slowdown due to the impacts from the COVID-19 pandemic could have a material and adverse effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic caused a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. There is still much uncertainty as to when our markets will fully recover. If any or all of our major markets were to endure a sustained slowdown or recession due to the impacts of the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise decline, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the impact of COVID-19 on macroeconomic conditions may negatively affect the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described throughout this section.

Our manufacturing and supply chain capabilities may be materially and adversely impacted as a result of the ongoing COVID-19 pandemic which could materially and adversely affect our results of operations, financial condition and cash flows.

The COVID-19 pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions throughout 2020 and these challenging market conditions could continue for an extended period of time. We have experienced ongoing operational interruptions as a result of the pandemic, including the temporary suspension or reduced capacity of operations due to health concerns and government imposed restrictions, which had an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn had an adverse effect on our business and financial results in 2020. We have also experienced various ongoing supply chain disruptions as a result of the pandemic. Despite the partial recovery of our markets in the second half of 2020, the ongoing spread of the virus prior to widespread vaccination presents several risks to our business. The duration of production and supply chain disruptions, and related financial impacts that result from the pandemic, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impacts on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Some or all of the above factors may be negatively impacted or magnified by the ongoing COVID-19 pandemic.

A downturn in general economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings.

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates; consumer spending levels; financing availability, pricing and terms for our dealers and end-users; employment rates; interest rates; inflation; consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary/deflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and recessionary economic conditions and outlook could cause consumers to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings. In addition, the ongoing effects of the COVID-19 pandemic may continue to adversely affect global economic activity which could negatively impact our revenues.

The U.K.'s exit from the European Union (“Brexit”) and the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the U.K., the European Union and elsewhere. Our business in Europe may suffer from shipment delays, supply chain disruptions, tariffs or other effects that could negatively impact our business. The economic conditions and outlook could be further adversely affected by the uncertainty concerning new or modified trading arrangements between the U.K. and other countries. Any of these developments could negatively affect economic growth or business activity in the U.K., the European Union and elsewhere, and could materially and adversely affect our business and results of operations.

Significant changes in trade policy and related trade wars could have a material adverse impact on our results of operations.

The U.S. continues to make potentially significant changes in its trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S. Any continued actions or further changes in U.S. trade policy could trigger additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

We depend on governmental sales and a decrease in such sales could adversely affect our business, results of operations and financial condition.

A substantial portion of our revenues is derived from sales to federal, state, provincial and local governmental entities and related contractors, both in the U.S. and in other countries in which we sell our products. These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and are affected by changes in local and national economic conditions. Federal, state, provincial and local government budgets have been and will likely continue to be negatively affected by the COVID-19 pandemic and this could have a material negative impact on our business and financial condition.

Our dependence on, and the price and availability of, raw materials as well as purchased components may adversely affect our business, results of operations and financial condition.

We are subject to fluctuations in market prices for raw materials such as steel and energy. In addition, although most of the raw materials and purchased components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs could negatively affect spending by farmers, including their purchases of our products. In 2020 we experienced delays in obtaining certain important components from our suppliers due to operational disruptions resulting from the COVID-19 pandemic. We may experience delays, shortages, price increases or other supply chain disruptions as a result of the ongoing COVID-19 pandemic which could have a material adverse effect on our business and financial results.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2020, goodwill was $195.1 million, which represents 18% of total assets.

The Company recognized no goodwill impairment in 2020, 2019 or 2018. During the 2020 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2020 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than 15% decline in fair value, it could impact our results of operations as well as our net worth.

We are significantly dependent on information technology and our business may suffer from disruptions associated with information technology, cyber-attacks or other catastrophic losses affecting our IT infrastructure.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems (some of which are provided and maintained by third parties) may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. In addition, as a result of the COVID-19 pandemic and resulting government actions to restrict movement, a number of our salaried employees are working remotely at various times. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology systems. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

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

The EU has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”), which came into effect in May of 2018. GDPR extends the scope of the existing EU data protection law to foreign companies processing personal data of EU residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20.0 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states have enacted privacy and data protection laws. For example, the State of California enacted the California Consumer Privacy Act ("CCPA") which became effective in 2020. Implementation of, and compliance with, the GDPR, CCPA and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR, CCPA and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

The products we manufacture or sell, particularly engines, are subject to increasingly stringent environmental emission regulations. For instance, the EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Requirements have expanded to additional horsepower categories and, accordingly, apply to more of the products we sell. Our ability to meet the Tier 4 requirements is subject to many variables, some of which are beyond our direct control. If we fail to meet the Tier 4 requirements and any other EPA emission standards that are currently in place or that may be introduced in the future, our ability to sell our products into the market may be limited, which could have a material adverse effect on our competitive position and financial results.

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

Current interest rates on borrowings under our credit facility are variable and include the use of the London
Interbank Offered Rate (“LIBOR”). In 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. Although on November 30, 2020, the Intercontinental Exchange’s Benchmark Administration (“IBA”) announced consultation on the possible extension of the publication of USD LIBOR for key tenors through June 30,

2023, to allow certain legacy LIBOR-indexed contracts to mature without disruption, there is no certainty as to the outcome of such consultation. The discontinuation, reform, or replacement of LIBOR, including with the Secured Overnight Financing Rate identified by the Alternative Reference Rate Committee as the alternative reference rate for US dollar LIBOR, or any other benchmark rates, may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2020 ranged from $75.21 to $143.15 per share, and during 2019 from $75.12 to $129.74 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2020, 11,884,321 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 194,963 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 4, 2021, the Board of Directors of the Company increased its quarterly dividend from $0.13 per share to $0.14 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2020, five investors - BlackRock, Inc., Henry Crown and Company, Dimensional Fund Advisors LP, Victory Capital Management Inc., and The Vanguard Group - beneficially owned approximately 43% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2020, the Company utilized 27 principal manufacturing plants with 15 located in the United States, 8 in Europe, 3 in Canada, and 1 in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,100,000	Owned	Tree chippers, Grinders, Brush Cutters, Debarkers, Utility Loaders for Morbark and Boxer
Selma, Alabama*	769,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Stump Cutters, Aerial Trimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, front-end loaders, backhoes, and other implements for Rhino, Bush Hog and OEM's
Enschede, The Netherlands*	238,000	Owned	Rotary, Flail and Commercial Mowers for Dutch Power
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Richmond, Virginia*	197,000	Leased	Leaf Collection Equipment and Replacement Brooms for Street Sweepers for ODB
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Agriculture Mowing Equipment and other Attachments for Santa Izabel
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Middelburg, The Netherlands*	110,000	Owned	Boom Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Leavenworth, Kansas*	72,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Giessen, The Netherlands*	44,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Dutch Power
Kent, Washington*	43,000	Owned	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Fond du Lac, Wisconsin*	38,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Matao, Brazil	12,000	Owned	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	309,000	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin, Texas	21,000	Owned	Corporate Office
Total	6,016,000	86%
     * Principal manufacturing plants
Approximately 86% of the manufacturing, warehouse and office space is owned. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

Our Chartres, France location which was listed for sale, was sold in February of 2021. In the fourth quarter of 2020, the Company announced the future closure of Dutch Power's facility in Enschede The Netherlands.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 19, 2021, there were 11,896,421 shares of common stock outstanding, held by approximately 83 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 19, 2021, the closing price of the common stock on the New York Stock Exchange was $155.92 per share.

On January 4, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share which was paid on January 29, 2021 to holders of record as of January 19, 2021. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2020, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P SmallCap 600 Index and the Russell 2000 Index
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Alamo Group Inc.
S&P SmallCap 600
Russell 2000

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
Alamo Group Inc.	100.00	146.97	218.99	150.69	245.89	271.48
S&P SmallCap 600	100.00	126.56	143.30	131.15	161.03	179.20
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

Purchase of Equity Securities

Due to the COVID-19 pandemic, in April of 2020, the Company announced that it had temporarily suspended its share repurchase program for the year.

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

		Fiscal Year Ended December 31, (1)
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Operations:
Net sales	$1,163,466	$1,119,138	$1,008,822	$912,380	$844,748
Income before income taxes	78,137	84,335	94,531	82,367	62,189
Net income	56,630	62,906	73,486	44,315	40,045
Percent of sales	4.9%	5.6%	7.3%	4.9%	4.7%
Earnings per share
Basic	4.81	5.36	6.30	3.84	3.50
Diluted	4.78	5.33	6.25	3.79	3.46
Dividends per share	0.52	0.48	0.44	0.40	0.36
Average common shares
Basic	11,782	11,729	11,660	11,549	11,434
Diluted	11,845	11,800	11,761	11,682	11,565
Financial Position:
Total assets	$1,109,329	$1,212,763	$721,633	$639,671	$552,776
Short-term debt and current maturities	15,066	18,840	119	82	73
Long-term debt, excluding current maturities	270,320	425,141	85,179	60,000	70,017
Stockholders’ equity	$625,643	$569,757	$507,371	$449,108	$387,717
 (1)   Includes the results of operations of companies acquired from the closing dates of acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Outlook

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section beginning on page 13.

In 2020, the COVID-19 pandemic triggered a worldwide recession that caused a significant downturn in our markets globally and negatively affected our expected results. These unfavorable market conditions continued throughout much of 2020 and could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the health and safety of our employees, meet reduced demand from our customers, and in accordance with governmental requirements, we closed or partially shut down certain office and manufacturing facilities around the world at different times in early 2020. Although most of our facilities re-opened in the second quarter of 2020, some operated at reduced capacities depending on fluctuations in customer demand and measures taken at our facilities to protect employees which included quarantining of personnel as needed.

Despite some of our markets showing signs of recovery in the second half of 2020, the ongoing spread of the virus presents several risks to our business, especially for the first half of 2021. In the fourth quarter of 2020 we experienced some operational and supply chain disruptions caused by the pandemic. We continue to experience varying levels of disruption, particularly in our supply chain, and it is hard to predict the extent to which these disruptions may continue. COVID-19 vaccines are currently being administered around the world with the hope that the majority of the population will have access to the vaccine by the second half of 2021. If vaccine effectiveness is consistent with current government and health organization estimates, we believe the vaccine will mitigate the spread of the virus and allow a return to more normal operations in the second half of the year. However, we recognize that case surges or new strains of the virus or other unanticipated events could lead to new restrictions or lockdowns, which may limit our operational capabilities and/or lead to a renewed softening of customer demand. All of this is dependent on future developments relating to the pandemic, which are highly uncertain and unpredictable at this time. In addition, certain input costs, most notably steel, have recently increased, while international trade disputes, shipping delays, a changing political landscape in the U.S., and a continuing tight labor market are also of concern. Given the current level of business uncertainty, we remain cautious in terms of our outlook for the year. Despite the challenges faced in 2020, we will continue our focus on ongoing operational improvement initiatives and, as we did in 2020, will monitor capital expenditures in 2021 in line with depreciation levels of the last several years. Of course, we may also be negatively affected by several other unanticipated factors, such as a weakness in the overall economy; significant changes in currency exchange rates; further changes in trade or tax policy; Brexit integration impacts; increased levels of government regulation; weakness in the agricultural sector; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors.”

2020 Performance

In 2020, the Company's net sales increased by 4.0%, but net income decreased by 10.0% compared to 2019. The increase in net sales was due to the acquisitions of Morbark and Dutch Power in 2019 which was offset by market declines due to COVID-19. The decrease in net income was attributable to the COVID-19 pandemic which began to materially affect our operations in March 2020 and continued to negatively impact the Company's overall financial performance during the year.

The Company's Industrial Division experienced a 5.6% increase in sales for 2020 compared to 2019 due to the acquisitions of Morbark and Dutch Power. Without factoring in contributions from Morbark and Dutch Power, sales across all legacy Industrial product groups (with the exception of vegetation control, which was up) were down in 2020 compared to 2019, mostly attributable to the adverse impacts of the COVID-19 pandemic which included temporary plant closures in the U.S., France, and Canada during the second quarter of 2020, as well as other operational disruptions across the Industrial Division and softness in customer demand which occurred over the course of the year. The Division's new orders showed signs of improvement, though not evenly across product lines. Some areas, such as forestry, increased above historical average while others, such as excavators and vacuum trucks continued to be soft.

The Company's Agricultural Division sales were up less than 1% in 2020 compared to 2019 but were negatively affected by the COVID-19 pandemic, and to a lesser extent ongoing global trade tensions, which began to hurt Agricultural sales as well as operations in late March of this year. During the second quarter of 2020 however, North American sales and profitability in the Agricultural Division showed some improvement and continued to show signs of recovery for the remainder of 2020. Likewise, soft market conditions in the Agricultural Division's operations in the U.K. and France during the first half of 2020 as well as experiencing temporary plant closures and operational disruptions during the months of March and April due to COVID-19, also showed signs of improvement during the second half of 2020.

Consolidated income from operations was $93.2 million in 2020, which included $4.8 million of non-cash inventory step-up expense related to the Morbark acquisition and redundancy costs in the amount of $2.7 million related to the Company's plan to close the Dutch Power facility located in Enschede, in The Netherlands. Without these one-time charges, consolidated income from operations was $100.7 million, an increase of 6.4% when compared to 2019, mainly the result of contributions to operating income from the Morbark and Dutch Power acquisitions. The Company's backlog increased 35.6% to $354.1 million at the end of 2020 versus the backlog of $261.0 million at the end of 2019. The increase in the Company's backlog was primarily attributable to improved market conditions in the second half of 2020, specifically in the Agricultural Division, offset by adverse effects from the COVID-19 pandemic, which has hurt the Company's overall sales and profitability.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2020	2019	2018

Industrial	$811,161	$768,454	$638,198
Agricultural	352,305	350,684	370,624
Total net sales	$1,163,466	$1,119,138	$1,008,822

Cost and profit margins, as percentages of net sales:

Cost of sales	74.9%	75.6%	74.6%
Gross profit	25.1%	24.4%	25.4%
Selling, general, administrative, and amortization expenses	17.1%	16.0%	15.4%
Income from operations	8.0%	8.5%	10.0%
Income before income taxes	6.7%	7.5%	9.4%
Net income	4.9%	5.6%	7.3%

Results of Operations

Fiscal 2020 compared to Fiscal 2019

The Company’s net sales in the fiscal year ended December 31, 2020 (“2020”) were $1,163.5 million, an increase of $44.4 million or 4.0% compared to $1,119.1 million for the fiscal year ended December 31, 2019 (“2019”). The increase was attributable to the acquisitions of Morbark and Dutch Power, which year over year contributed net sales of $160.5 million. Negatively affecting sales in 2020, was the outbreak of the COVID-19 pandemic which began to affect the Company's operations late in the first quarter of 2020.

Net Industrial sales were $811.2 million in 2020 compared to $768.5 million in 2019, an increase of $42.7 million or 5.6%, coming from the acquisitions of Dutch Power and Morbark mentioned above, which were offset by the impacts from the COVID-19 pandemic that began to materially affect the Division late in the first quarter of 2020. This included temporary plant closures in the U.S., France and Canada along with other operational disruptions throughout our global markets resulting from health concerns and governmental directives, reduced governmental spending, and customer delivery restrictions, among other things.

Net Agricultural sales were $352.3 million in 2020 compared to $350.7 million in 2019, representing an increase of $1.6 million or 0.5%. Despite the COVID-19 pandemic, agricultural market conditions began to improve during the second quarter of 2020 as demand for our products continued to outpace last year. Sales in this Division's North American operations did reasonably well and benefited from the contributions of Dixie Chopper but the ongoing pandemic affected supply chain and logistics across the entire Division as well as sales and operations, particularly in our U.K. and French Agricultural businesses, as they experienced temporary plant closures and soft markets.

Gross profit for 2020 was $292.1 million (25.1% of net sales) compared to $273.2 million (24.4% of net sales) in 2019, an increase of $18.9 million. The increase in gross profit mainly came from the acquisitions of Dutch Power and Morbark. Gross margin percentage improved year over year primarily due to a favorable mix of parts sales and pricing actions which more than offset the negative impact of higher steel prices and lower factory utilization. Also, negatively affecting the gross margin and gross margin percentage during the first nine months of 2020 were $4.8 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $184.2 million (15.8% of net sales) in 2020 compared to $172.9 million (15.5% of net sales) in 2019, an increase of $11.3 million. Morbark and Dutch Power accounted for $23.6 million of net additional SG&A expense in 2020 offset by $12.3 million in expense savings related to the COVID-19 pandemic. 2019 included $1.9 million of acquisition expenses related to the Morbark and Dutch Power. Amortization expense in 2020 was $14.7 million compared to $5.7 million in 2019, an increase of $9.0 million. The increased amortization expense in 2020 was primarily from the acquisitions of Morbark and Dutch Power.

Interest expense for 2020 was $15.8 million compared to $10.7 million in 2019, an increase of $5.1 million or 47.4%. The increase in interest expense in 2020 came from increased borrowings due to the Morbark acquisition in 2019 offset by a decrease in interest rates.

Other income (expense), net was expense of $0.6 million during 2020 compared to expense of $0.8 million in 2019. The expense in 2020 and the expense in 2019 were primarily the result of changes in exchange rates.

Provision for income taxes was $21.5 million (27.5% of income before income taxes) for 2020 compared to $21.4 million (25.4% of income before income taxes) in 2019. The increase in the tax rate for 2020 was due to the reversal of a FIN 48 benefit recognized in 2019 partially offset by the benefit of the final GILTI regulations issued in July of 2020.

Net income for 2020 was $56.6 million compared to $62.9 million in 2019, due to the factors described above.

Fiscal 2019 compared to Fiscal 2018

The Company’s net sales in the fiscal year ended December 31, 2019 (“2019”) were $1,119.1 million, an increase of $110.3 million or 10.9% compared to $1,008.8 million for the fiscal year ended December 31, 2018 (“2018”). The increase in net sales was mainly due to the acquisition of Dutch Power, which contributed $36.4 million in net sales and the Morbark acquisition, which added $35.1 million in net sales. Also contributing to the increase in sales for 2019 was relatively strong demand for our products in the Company's Industrial Division. These positive net sales impacts more than offset lower sales in our Agricultural Division due to weak market conditions as well as unfavorable currency translation effects in our European operations.

Net Industrial sales were $768.5 million in 2019 compared to $638.2 million in 2018, an increase of $130.3 million or 20.4%, primarily resulting from the acquisitions of Dutch Power and Morbark which together accounted for $71.5 million of the increase in net sales. Also contributing to the increase were higher sales of vacuum trucks, sweepers, excavators and snow equipment. To a lesser extent, negatively affecting sales in this division were lower mowing equipment sales.

Net Agricultural sales were $350.7 million in 2019 compared to $370.6 million in 2018, representing a decrease of $19.9 million or 5.4%. Negatively affecting sales in the Agricultural Division were weak market conditions and lower farm incomes, which have been impacted by lower commodity prices as well as on going trade disputes. A first quarter 2019 shutdown in this Division's largest manufacturing facility to install an upgrade to its paint system in addition to heavy rains and flooding throughout the mid-west part of the U.S. during the second quarter of 2019 also negatively hampered sales. Also negatively affecting sales were weak agricultural conditions in the U.K. during the second half of 2019.

Gross profit for 2019 was $273.2 million (24.4% of net sales) compared to $256.1 million (25.4% of net sales) in 2018, an increase of $17.1 million. The increase in gross profit for 2019 came from the acquisitions of Dutch Power and Morbark and higher equipment sales in the Company's Industrial Division. Negatively affecting the gross margin and margin percentage for 2019 as compared to 2018 were the step-up inventory charge of $3.3 million at Morbark due to the acquisition, the effects of lower production in our Agricultural Division and unfavorable product mix, partially offset by lower material costs and improvements in the Rivard vacuum truck business.

Selling, general and administrative expenses (“SG&A”) were $172.9 million (15.5% of net sales) in 2019 compared to $151.5 million (15.0% of net sales) in 2018, an increase of $21.4 million. To a large extent, the increase in SG&A was a result of the acquisitions of Dutch Power and Morbark which accounted for $12.5 million of the increase. Also contributing to the higher SG&A costs were increased spending in research and development projects, higher commissions and other selling expenses as well as acquisition expenses, in the amount of $1.9 million. Amortization expense in 2019 was $5.7 million compared to $3.5 million in 2018, an increase of $2.2 million. The increased amortization expense in 2019 was primarily from the acquisitions of Dutch Power and Morbark.

Interest expense for 2019 was $10.7 million compared to $5.5 million in 2018, an increase of $5.2 million or 95.6%. The increase in interest expense in 2019 came from increased borrowings due to the Dutch Power and Morbark acquisitions.

Other income (expense), net was expense of $0.8 million during 2019 compared to expense of $1.5 million in 2018. The expense in 2019 and the expense in 2018 were primarily the result of changes in exchange rates.

Provision for income taxes was $21.4 million (25.4% of income before income taxes) for 2019 compared to $21.0 million (22.3% of income before income taxes) in 2018. The lower effective tax rate in 2018 as compared to 2019 was a result of the Company recording a net benefit to income taxes of $3.3 million in 2018 relating to the adjustment in the provisional amounts recorded in the fourth quarter of 2017 upon enactment of Tax Cuts and Jobs Act ("TCJA"), as more fully described in Note 14 of the Notes to the Consolidated Financial Statements. This factor reduced the Company's effective income tax rate for 2018 to 22.3%.

Net income for 2019 was $62.9 million compared to $73.5 million in 2018, due to the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s accounts receivable, inventory and accounts payable levels, particularly in its Agricultural Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year-round sales programs. These sales, primarily in the Agricultural Division, help balance the Company’s production during the first and fourth quarters.

As of December 31, 2020, the Company had working capital of $345.7 million, which represents a decrease of $62.3 million from working capital of $408.0 million as of December 31, 2019. The decrease in working capital was primarily due to reductions of accounts receivable and inventory levels which created excess cash used to reduce debt levels. This was done in response to the COVID-19 pandemic.

Capital expenditures were $17.9 million for 2020, compared to $31.3 million for 2019. The decrease was related to the COVID-19 pandemic. In the first quarter of 2020, we began to limit new capital expenditures; however, any previously approved projects and related spending carried over. The Company will fund any future expenditure from operating cash flows or through our revolving credit facility, described below.

Net cash provided by operating activities was $184.3 million for 2020, compared to $88.8 million for 2019. The increase of cash from operating activities came primarily from working capital due to reductions in accounts receivable and inventory levels as well as a decreased in the Company's investment in rental equipment in the Industrial Division.

Net cash used in investing activities was $14.2 million for 2020, compared to $429.9 million for 2019. The decrease in cash used in investing activities was primarily due to repayment of debt related to the acquisitions in 2019 of Morbark, Dutch Power and to a lesser extent Dixie Chopper.

Net cash used by financing activities was $164.2 million for 2020, compared to $349.2 million of net cash provided for 2019. The majority of the net cash provided by financing activities in 2019 was due to borrowings to finance the acquisitions of Morbark, Dutch Power, and to a lesser extent Dixie Chopper.

The Company had $44.7 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2020. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2020, $285.2 million was outstanding under the Credit Agreement, $280.2 million on the Term Facility and $5.0 million on the Revolver Facility. On December 31, 2020, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $176.7 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

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

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2020:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$285,233	$15,000	$30,000	$240,233	$—
Capital lease obligations	153	66	55	32	—
Interest obligations	21	6	11	4	—
Operating lease obligations	15,555	4,072	5,152	2,709	3,622
Purchase obligations	158,880	158,880	—	—	—
Total	$459,842	$178,024	$35,218	$242,978	$3,622

Definitions:
A.Long-term debt obligation means a principal payment obligation under long-term borrowings.
B.Capital lease obligation means a principal payment obligation under a lease classified as a capital lease.
C.Interest obligation represents interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2020.
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

Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangibles assets that are separately identifiable from goodwill, inventory step-up, and property, plant, and equipment and are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. Such significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to an acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate subsequent to an acquisition; selecting an appropriate royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning the appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

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

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2020, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $8.2 million. Comparatively, on December 31, 2019, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $8.6 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2020 was a gain of $8.9 million. On December 31, 2020, the British pound closed at 0.7318 relative to the U.S. dollar, and the Euro closed at 0.8187 relative to the U.S. dollar. By comparison, on December 31, 2019, the British pound closed at 0.7541 relative to the U.S. dollar, and the Euro closed at 0.8917 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2020 average interest rate under these borrowings, the Company’s 2020 interest expense would have changed by approximately $8.6 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 49 through 84 of this report are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is included on page 45 of this Annual Report on Form 10-K and incorporated by reference herein. The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included on page 48 of this Annual Report on Form 10-K and incorporated by reference herein.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2020.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2020, the last day of Alamo Group Inc.’s 2020 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2005 Incentive Stock Option Plan	36,170	$41.73	—
2009 Equity Incentive Plan	50,480	$95.55	—
2015 Incentive Stock Option Plan	64,750	$83.59	314,750
2019 Equity Incentive Plan	43,563	$111.94	455,549
Plans not approved by stockholders	—	—	—
Total	194,963		770,299

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2020.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.2 to Form 8-K, May 10, 2016
3.4	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, March 30, 2020
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998

*10.4	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, March 30, 2001
*10.5	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
*10.6	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.7	—	Second Amended and Restated Credit Agreement, dated as of October 24, 2019, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, National Association, and BBVA USA as co-syndication agents, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 29, 2019
10.8	—	Securities Purchase Agreement, dated as of September 11, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers and Morbark Holdings Group, LLC, a Delaware limited liability company.	Filed as Exhibit 10.1 to Form 8-K, September 17, 2019
10.9	—	First Amendment to Securities Purchase Agreement, dated as of October 22, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers pursuant to Section 10.6 of the Securities Purchase Agreement.	Filed as Exhibit 10.2 to Form 10-Q, October 31, 2019
*10.10	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.11	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.12	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.13	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009
*10.14	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.15	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2012
*10.16	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.17	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.18	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.19		Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.20		Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.21		Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020
*10.22		Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed Herewith

10.23		Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Ronald A. Robinson under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Dan E. Malone under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Ronald A. Robinson under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Dan E. Malone under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 25, 2021
/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 25th day of February, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2020, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 25, 2021	/s/Ronald A. Robinson
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of evidence over the existence of inventory

As discussed in Note 6 to the consolidated financial statements, the value of inventory was $230 million as of December 31, 2020. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 27 principal manufacturing plants located in seven countries.

We identified the assessment of the sufficiency of evidence over the existence of inventory as a critical audit matter. The geographical dispersion of inventory required especially subjective auditor judgment in determining the sufficiency of audit evidence obtained over the existence of inventory.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the existence of inventory including determining where we would perform procedures. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory process at certain manufacturing plants. This included controls related to the physical inspection of inventories at certain plants. We performed independent test counts for a sample of items and compared them to the Company’s records to evaluate the inventory at those specific plants. We selected a sample of inventory transactions that were made by the Company near the Company’s fiscal year-end and evaluated the accounting period in which they were recorded. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed.

/s/KPMG LLP

We have served as the Company’s auditor since 2009.

San Antonio, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/KPMG LLP
San Antonio, Texas
February 25, 2021

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$50,195	$42,311
Accounts receivable, net	209,276	237,837
Inventories, net	229,971	267,674
Prepaid expenses and other current assets	7,382	10,099
Income tax receivable	6,186	12,907
Total current assets	503,010	570,828

Rental equipment, net	42,266	56,467

Property, plant and equipment	312,362	302,113
Less: Accumulated depreciation	(156,928)	(141,388)
Total property, plant and equipment, net	155,434	160,725

Goodwill	195,132	198,022
Intangible assets, net	193,172	206,272
Deferred income taxes	1,203	1,078
Other non-current assets	19,112	19,371
Total assets	$1,109,329	$1,212,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$75,317	$81,986
Income taxes payable	2,278	2,362
Accrued liabilities	64,634	59,686
Current maturities of long-term debt and finance lease obligations	15,066	18,840
Total current liabilities	157,295	162,874

Long-term debt and finance lease obligations, net of current maturities	270,320	425,141
Long-term tax liability	3,954	7,432
Deferred pension liability	1,731	1,844
Other long-term liabilities	30,744	19,254
Deferred income taxes	19,642	26,461
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,809,926 and 11,752,509 outstanding at December 31, 2020 and December 31, 2019, respectively	1,181	1,175
Additional paid-in capital	118,528	113,666
Treasury stock, at cost; 82,600 shares at December 31, 2020 and December 31, 2019	(4,566)	(4,566)
Retained earnings	550,826	500,320
Accumulated other comprehensive loss	(40,326)	(40,838)
Total stockholders’ equity	625,643	569,757
Total liabilities and stockholders’ equity	$1,109,329	$1,212,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net sales:
Industrial	$811,161	$768,454	$638,198
Agricultural	352,305	350,684	370,624
Total net sales	1,163,466	1,119,138	1,008,822
Cost of sales	871,356	845,911	752,707
Gross profit	292,110	273,227	256,115

Selling, general and administrative expenses	184,199	172,921	151,522
Amortization expense	14,746	5,658	3,505
Income from operations	93,165	94,648	101,088

Interest expense	(15,837)	(10,747)	(5,493)
Interest income	1,366	1,229	410
Other income	(557)	(795)	(1,474)
Income before income taxes	78,137	84,335	94,531

Provision for income taxes	21,507	21,429	21,045
Net income	$56,630	$62,906	$73,486

Net income per common share:
Basic	$4.81	$5.36	$6.30
Diluted	$4.78	$5.33	$6.25
Average common shares:
Basic	11,782	11,729	11,660
Diluted	11,845	11,800	11,761

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018

Net income	$56,630	$62,906	$73,486
Other comprehensive income (loss):
Foreign currency translation adjustment	8,862	3,363	(13,347)
Unrealized (loss) gains on derivative instruments	(9,326)	610	—
Net loss on pension and other post-retirement benefits	(1,096)	(683)	(1,667)
Other comprehensive (loss) income before income tax (expense) benefit	(1,560)	3,290	(15,014)
Income tax benefit related to items of other comprehensive income (loss)	2,072	703	349
Other comprehensive income (loss)	$512	$3,993	$(14,665)
Comprehensive income	$57,142	$66,899	$58,821

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2017	11,534	$1,158	$103,864	$(426)	$374,678	$(30,166)	$449,108
Other comprehensive income	—	—	—	—	73,486	(14,665)	58,821
Stock-based compensation expense	—	—	2,450	—	—	—	2,450
Stock-based compensation transactions	86	8	2,108	—	—	—	2,116
Dividends paid ($0.44 per share)	—	—	—	—	(5,124)	—	(5,124)
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$443,040	$(44,831)	$507,371
Other comprehensive income	—	—	—	—	62,906	3,993	66,899
Stock-based compensation expense	—	—	3,269	—	—	—	3,269
Stock-based compensation transactions	90	9	1,975	—	—	—	1,984
Repurchased shares	(40)	—	—	(4,140)	—	—	(4,140)
Dividends paid ($0.48 per share)	—	—	—	—	(5,626)	—	(5,626)
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	56,630	512	57,142
Stock-based compensation expense	—	—	4,119	—	—	—	4,119
Stock-based compensation transactions	57	6	743	—	—	—	749
Dividends paid ($0.52 per share)	—	—	—	—	(6,124)	—	(6,124)
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$550,826	$(40,326)	$625,643

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating Activities
Net income	$56,630	$62,906	$73,486
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	860	575	71
Depreciation - PP&E	19,264	14,934	12,884
Depreciation - Rental	9,830	9,373	6,725
Amortization of intangibles	14,746	5,658	3,505
Amortization of debt issuance	634	295	221
Stock-based compensation expense	4,119	3,269	2,450
Provision for deferred income tax (benefit) expense	(1,301)	3,316	2,052
Gain on sale of property, plant and equipment	(1,094)	(912)	(361)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28,064	11,447	(27,029)
Inventories	39,895	657	(25,991)
Rental equipment	4,542	(20,729)	(22,424)
Prepaid expenses and other	6,373	(4,633)	(583)
Trade accounts payable and accrued liabilities	(3,783)	6,397	4,130
Income taxes payable	6,601	(4,861)	(10,332)
Long term tax payable	(3,478)	(1,082)	(6,196)
Other assets and liabilities, net	2,431	2,203	302
Net cash provided by operating activities	184,333	88,813	12,910

Investing Activities
Acquisitions, net of cash acquired	—	(400,784)	—
Purchase of property, plant and equipment	(17,874)	(31,337)	(26,587)
Proceeds from sale of property, plant and equipment	3,703	2,277	1,341
Purchase of patents	—	(96)	(112)
Net cash used in investing activities	(14,171)	(429,940)	(25,358)

Financing Activities
Borrowings on bank revolving credit facility	115,000	217,000	159,000
Repayment on bank revolving credit facility	(255,000)	(157,000)	(134,000)
Principal payments on long-term debt and capital leases	(18,867)	(122)	216
Proceeds from issuance of long-term debt	—	300,002	—
Debt issuance cost	—	(2,875)	—
Dividends paid	(6,124)	(5,626)	(5,124)
Proceeds from exercise of stock options	1,459	2,573	2,552
Treasury stock repurchased	—	(4,140)	—
Common stock repurchased	(710)	(589)	(436)
Net cash (used in) provided by financing activities	(164,242)	349,223	22,208

Effect of exchange rate changes on cash	1,964	172	(1,090)
Net change in cash and cash equivalents	7,884	8,268	8,670
Cash and cash equivalents at beginning of the year	42,311	34,043	25,373
Cash and cash equivalents at end of the year	$50,195	$42,311	$34,043
Cash paid during the year for:
Interest	$17,049	$9,455	$5,199
Income taxes	$17,140	$23,099	$30,295
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

Use of Estimates

 The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues, and expenses reported in the financial statements and accompanying notes. Judgments related to asset impairment and certain reserves are particularly subject to change. Actual results could differ from those estimates. Such estimates include, but are not limited to, allowance for doubtful accounts, reserve for sales discounts, estimated realizable value on obsolete and slow-moving inventory, warranty reserve, estimates related to pension accounting, estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment, estimates related to income taxes, and estimates related to contingencies.

Foreign Currency

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in Accumulated other comprehensive income (loss).
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2020 and December 31, 2019, there was no restricted cash.

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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $18.0 million and $14.6 million on December 31, 2020 and December 31, 2019, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2020, 2019, and 2018 was approximately $10.1 million, $12.2 million and $11.8 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $12.4 million, $12.0 million, and $10.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Stock-Based Compensation

The Company has granted options to purchase its common stock, restricted stock awards,restricted stock units, and performance stock units to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event that the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Excess tax benefits or awards that are recognized in equity related to stock option exercises are reflected as cash flows from financing activities in the statement of cash flows.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2020, 2019, and 2018:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2020	2019	2018

Risk-free interest rate	1.22%	2.43%	2.94%
Dividend yield	0.5%	0.5%	0.5%
Volatility factors	30.0%	31.2%	34.5%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Statement Update (ASU) No. 2018-14, “Compensation, Defined Benefit Plans", which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The update removes certain disclosures that are no longer considered cost beneficial and adds disclosure requirements identified as relevant. We have elected to adopt this accounting guidance as of January 1, 2021.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” to simplify the accounting for income taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We have elected to adopt this accounting guidance as of January 1, 2021.

3. BUSINESS COMBINATIONS

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

The acquisition was accounted for in accordance with ASC Topic 805 Business Combinations ("ASC Topic 805"). The total purchase price has been allocated to assets acquired and liabilities assumed, including deferred taxes, as of October 24, 2019. The Company completed its review of the valuation of the purchase price allocation for Morbark during the fourth quarter of 2020. The Company found that no additional changes were necessary and that the values disclosed in the Company's 2020 third quarter 10-Q were final.

The valuation of Morbark resulted in goodwill of $98.6 million, all of which has been assigned to the Company's Industrial reporting segment, $93.0 million of goodwill is tax deductible, the remaining balance is not.

In the period between the date of acquisition and December 31, 2019, Morbark generated approximately $35.1 million of net sales and $1.5 million of net loss. The Company has included the operating results of Morbark in its consolidated financial statements since the date of acquisition.

The following table reflects the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$13,966
Inventory	72,972
Prepaid and other assets	5,180
Rental Equipment	1,133
Property, plant and equipment	42,969
Intangible assets	149,790
Deferred tax liability	(4,982)
Other liabilities assumed	(30,056)

Net assets assumed	$250,972

Goodwill	98,604
Total Acquisition Price net cash	349,576
Plus: Cash	4,735
Total Consideration	$354,311

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

(in thousands, except per share amounts)	2020	2019	2018

Net income	$56,630	$62,906	$73,486

Average common shares:
Basic (weighted-average outstanding shares)	11,782	11,729	11,660
Dilutive potential common shares from stock options	63	71	101
Diluted (weighted-average outstanding shares)	11,845	11,800	11,761

Basic earnings per share	$4.81	$5.36	$6.30

Diluted earnings per share	$4.78	$5.33	$6.25

Stock options totaling 9,864 shares in 2020, 4,244 shares in 2019, and 4,850 shares in 2018 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2020
Reserve for sales discounts	$16,883	$93,398	$15	$(96,747)	$13,549
Reserve for inventory obsolescence	8,233	4,609	1,471	(2,286)	12,027
Reserve for warranty	10,249	8,466	247	(9,866)	9,096
2019
Reserve for sales discounts	$18,123	$91,962	$39	$(93,241)	$16,883
Reserve for inventory obsolescence	7,194	5,711	6,467	(11,139)	8,233
Reserve for warranty	4,992	8,273	4,343	(7,359)	10,249
2018
Reserve for sales discounts	$15,652	$91,082	$(48)	$(88,563)	$18,123
Reserve for inventory obsolescence	6,932	3,773	(116)	(3,395)	7,194
Reserve for warranty	5,335	5,815	(144)	(6,014)	4,992

Sales Discounts

On December 31, 2020, the Company had $13.5 million in reserves for sales discounts compared to $16.9 million on December 31, 2019 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

Inventories – Obsolete and Slow Moving

The Company had a reserve of $12.0 million on December 31, 2020 and $8.2 million on December 31, 2019 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Industrial Division. The obsolete and slow moving inventory reserve is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $9.1 million on December 31, 2020 and $10.2 million on December 31, 2019 and is included in Note 11.

6. INVENTORIES

Inventories valued at LIFO represented 41% and 42% of total inventory for the years ended December 31, 2020 and 2019, respectively. The excess of current costs (market value) over LIFO-valued inventories was $12.5 million and $10.9 million on December 31, 2020 and December 31, 2019, respectively. Inventories consisted of the following on a cost basis, net of reserves for obsolescence and LIFO:

	December 31,
(in thousands)	2020	2019
Finished goods and parts	$196,126	$227,823
Work in process	21,225	21,918
Raw materials	12,620	17,933
Inventory, net	$229,971	$267,674

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2020	2019	Useful Lives
Land	$14,908	$13,876
Buildings and improvements	149,048	135,474	5-20 yrs.
Machinery and equipment	116,825	121,870	3-10 yrs.
Office furniture and equipment	11,743	10,749	3-7 yrs.
Computer software	12,276	12,665	3-7 yrs.
Transportation equipment	7,562	7,479	3 yrs.
Property, plant and equipment, at cost	312,362	302,113
Accumulated depreciation	(156,928)	(141,388)
Property, plant and equipment, net	$155,434	$160,725

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2018, 2019, and 2020 are as follows:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2017	$69,504	$15,257	$84,761
Translation adjustment	(916)	(1,460)	(2,376)
Goodwill adjustment	84	774	858
Balance at December 31, 2018	$68,672	$14,571	$83,243
Translation adjustment	(124)	144	20
Goodwill acquired	114,759	—	114,759
Balance at December 31, 2019	$183,307	$14,715	$198,022
Translation adjustment	2,089	(921)	1,168
Goodwill adjustment	(4,058)	—	(4,058)
Balance at December 31, 2020	$181,338	$13,794	$195,132

9. DEFINITE- AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following is a summary of both the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2020	December 31, 2019
Definite:
Trade names and trademarks	15-25 years	$67,770	$67,222
Customer and dealer relationships	8-15 years	122,470	121,508
Patents and developed technologies	3-12 years	28,764	28,485
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		223,204	221,415
Less accumulated amortization		(35,532)	(20,643)
Total net		187,672	200,772
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$193,172	$206,272

The Company's net carrying value at December 31, 2020 of intangible assets with definite useful lives consists of trade names and trademarks at $59.4 million, customer and dealer relationships at $100.5 million, patents and drawings at $24.3 million, and favorable leasehold interests at $3.5 million. As of December 31, 2020, the related accumulated amortization balance for the definite-lived assets were $8.4 million for trade names and trademarks, $21.9 million for customer and dealer relationships, $4.5 million for patents and drawings, and $0.7 million for favorable leasehold interests. The Company estimates amortization expense to be $14.5 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and capital leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2020, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$89	$125
Interest on lease liabilities	7	10
Operating lease cost	4,824	4,457
Short-term lease cost	818	594
Variable lease cost	487	464
Total lease cost	$6,225	$5,650

As of December 31, 2020, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
	December 31, 2020
(in thousands)	Operating Leases	Finance Leases
2021	$4,072	$69
2022	3,063	40
2023	2,089	17
2024	1,465	17
2025	1,244	16
Thereafter	3,622	—
Total minimum lease payments	$15,555	$159
Less imputed interest	(1,310)	(6)
Total lease liabilities	$14,245	$153

As of December 31, 2019, future minimum lease payments under these non-cancelable leases are:

	December 31, 2019
(in thousands)	Operating Leases	Finance Leases
2020	$4,305	$97
2021	2,718	83
2022	2,051	45
2023	1,459	22
2024	941	19
Thereafter	2,587	14
Total minimum lease payments	$14,061	$280
Less imputed interest	(1,100)	(16)
Total lease liabilities	$12,961	$264

Rental expense for operating leases was $6.1 million for 2020, $5.5 million for 2019, and $5.1 million for 2018.

Future Lease Commencements

As of December 31, 2020, we have additional operating leases, that have not yet commenced in the amount of $0.9 million. These operating leases will commence in fiscal year 2021.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2020	2019
Other non-current assets	$14,144	$12,858

Accrued liabilities	3,680	3,972
Other long-term liabilities	10,565	8,989
Total operating lease liabilities	$14,245	$12,961

Finance Leases
	December 31,
(in thousands)	2020	2019
Property, plant and equipment, gross	$331	$524
Accumulated Depreciation	(211)	(265)
Property, plant and equipment, net	$120	$259

Current maturities of long-term debt and finance lease obligations	$66	$90
Long-term debt and finance lease obligations, net of current maturities	87	174
Total finance lease liabilities	$153	$264

Weighted Average Remaining Lease Term
Operating leases	5.83 years	5.10 years
Finance leases	2.62 years	3.47 years
Weighted Average Discount Rate
Operating leases	3.04%	3.29%
Finance leases	3.38%	3.39%

Supplemental Cash Flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$10
Operating cash flows from operating leases	4,487	4,507
Financing cash flows from finance leases	88	122

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2020	2019
Salaries, wages and bonuses	$31,658	$28,296
Taxes	5,907	5,130
Warranty	9,096	10,249
Retirement Provision	3,252	2,795
Customer Deposits	1,385	2,430
Other	13,336	10,786
Accrued Liabilities	$64,634	$59,686

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2020 and 2019, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring nor nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2020 and 2019.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2020	2019
Bank revolving credit facility	$5,000	$145,000
Term debt	280,233	298,717
Capital lease obligations	153	264
Total debt	285,386	443,981
Less current maturities	15,066	18,840
Total long-term debt	$270,320	$425,141

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2020, $285.2 million was outstanding under the Credit Agreement. Of the total outstanding, $280.2 million was on the Term Facility at a rate of 1.90% and $5.0 million was on the Revolver Facility at a rate of 4.00%. On December 31, 2020, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $176.7 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2020, are as follows: $15.1 million in 2021; $15.0 million in 2022; $15.0 million in 2023; $240.2 million in 2024; and $0.02 million in 2025; and zero thereafter.

14. INCOME TAXES

Income Statement Components

The jurisdictional components of income before taxes consist of the following:

	December 31,
(in thousands)	2020	2019	2018
Income before income taxes:
Domestic	$49,357	$54,566	$66,858
Foreign	28,780	29,769	27,673
	$78,137	$84,335	$94,531

The components of income tax expense (benefit) consist of the following:

	December 31,
(in thousands)	2020	2019	2018
Current:
Domestic	$10,823	$6,403	$6,771
Foreign	8,759	8,419	7,391
State	3,226	3,291	4,831
	22,808	18,113	18,993
Deferred:
Domestic	674	3,800	2,542
Foreign	(1,199)	(280)	(390)
State	(776)	(204)	(100)
	(1,301)	3,316	2,052
Total income taxes	$21,507	$21,429	$21,045

The difference between income tax expense (benefit) for financial statement purposes and the amount of income tax expense computed by applying the domestic statutory income tax rate of 21% to income before income taxes consists of the following:

	December 31,
(in thousands)	2020	2019	2018
Income tax expense at statutory rates	$16,409	$17,710	$19,851
Increase (reduction) from:
Jurisdictional rate differences	1,034	988	719
Valuation allowance	(63)	460	(267)
Stock based compensation	(366)	(358)	(205)
U.S. state taxes	2,450	3,125	3,917
Foreign tax expense	704	—	—
R&D credit	(415)	(699)	(531)
GILTI	50	872	673
Previously unrecognized tax (benefit)/expense	2,219	(1,504)	—
Other, net	(515)	835	219
Provision for income taxes before tax reform	$21,507	$21,429	$24,376
Effective tax rate before effects of tax reform	28%	25%	26%

Tax Reform:
Rate change of deferreds	—	—	1,200
Transition tax on deemed repatriation	—	—	(4,531)
Impact of tax reform	$—	$—	$(3,331)

Provision for income tax	$21,507	$21,429	$21,045
Effective tax rate	28%	25%	22%

Deferred Income Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Deferred income tax assets:
Inventory basis difference	$3,150	$4,351
Accounts receivable reserve	255	384
Rental equipment and Property, plant and equipment	144	73
Stock based compensation	606	391
Pension liability	3,655	2,874
Employee benefit accrual	1,585	1,669
Product liability and warranty reserves	2,242	2,526
Foreign net operating loss	3,566	4,485
Lease liability	3,376	3,046
State net operating loss	148	148
Other	2,430	190

Total deferred income tax assets	$21,157	$20,137
Less: Valuation allowance	(3,641)	(4,156)

Net deferred income tax assets	$17,516	$15,981

Deferred income tax liabilities:
Inventory basis differences	$(287)	$(122)
Rental equipment and Property, plant and equipment	(14,818)	(17,327)
Lease asset	(3,351)	(3,022)
Intangible assets	(16,496)	(18,897)
Expenses not currently deductible for book purposes	(1,003)	(1,996)

Total deferred income tax liabilities	$(35,955)	$(41,364)

Net deferred income taxes	$(18,439)	$(25,383)

As of December 31, 2020, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $11.1 million with an unlimited carry-forward period, and $0.9 million with a carry-forward expiring in 2035. The Company also has U.S. state net operating loss carry-forwards in the amount of $3.6 million which will expire between 2021 and 2030.

We have recorded a valuation allowance as of December 31, 2020 and 2019 due to uncertainties related to our ability to utilize some of the deferred income tax assets, primarily consisting of international operating losses and foreign tax credits generated by the transition tax, before they expire. The valuation allowance is based on estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. Related to the utilization of net operating loss carry forwards utilized to offset current year earnings, there is not a sufficient history of earnings to fully release the valuation allowances at this time.

Unrecognized Tax Benefits

Unrecognized tax benefits in the amount of $0.3 million and $0.3 million for 2020 and 2019, respectively, are included in other non-current liabilities on the balance sheet. The unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in a future period. We do not expect our unrecognized tax benefits disclosed above to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2020	2019
Balance as of beginning of year	$262	$236
Increases for tax positions related to the current year	88	88
Increases in tax positions taken related to liabilities assumed in acquisitions	—	2,219
Decreases in tax positions taken related to liabilities assumed in acquisitions	—	(1,504)
Decreases as a result of settlements with taxing authorities related to liabilities assumed in acquisitions	—	(715)
Decreases due to lapse of statute of limitations	(88)	(62)
Balance as of end of year	$262	$262

The Company adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2020, no interest or penalties has been accrued. The Company’s open tax years for its federal and state income tax returns are for the tax years ended 2015 through 2020. The Company’s open tax years for its foreign income tax returns are for the tax years ended 2013 through 2020. The Company is currently under audit with the state of Michigan.

As a result of the fundamental changes to the taxation of multinational corporations created by TCJA, we no longer intend to permanently reinvest all of the historical undistributed earnings of our foreign affiliates. We will distribute earnings from our European subsidiaries, while maintaining our permanent reinvestment for our other foreign subsidiaries. There will generally be no U.S. corporate taxes imposed on such future distributions of the earnings or withholding and other local taxes. For the amounts we continue to assert permanent reinvestment, if the amounts were distributed, the company would be subject to approximately $4.2 million in withholding taxes.

15. COMMON STOCK

On January 4, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share which was paid on January 29, 2021 to holders of record as of January 19, 2021. The Company also has a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. During 2020, the Company purchased zero shares.

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2020		2019		2018
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	119,720	$57.65	140,170	$49.78	172,875	$43.91
Granted	13,950	114.53	12,150	105.56	9,500	92.50
Exercised	(31,300)	45.94	(28,100)	38.93	(41,205)	34.89
Canceled	(1,450)	96.97	(4,500)	58.57	(1,000)	54.49
Options outstanding at end of year	100,920	68.58	119,720	57.65	140,170	49.78
Options exercisable at end of year	67,700	$52.60	85,070	$47.10	96,320	$41.56
Options available for grant at end of year	314,750		327,250		336,450
*Weighted Averages

 Options outstanding and exercisable at December 31, 2020 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$26.45 - $42.70	20,870	1.38	$34.07	20,870	$34.07
$49.44 - $74.16	40,500	3.64	$53.47	37,700	$53.36
$83.99 - $125.99	39,550	8.03	$102.28	9,130	$91.84
Total	100,920			67,700
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2020, 2019, and 2018 were $38.33, $39.85 and $38.77, respectively. Stock option expense was $0.5 million, $0.5 million and $0.5 million for years ending 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2020 (1)	2019 (1)	2018 (2)
Options available for grant at end of year	455,549	499,640	146,075
(1) In 2020 and 2019, options available are from the 2019 Equity Incentive Plan.
(2) In 2018, options available are from the 2009 Equity Incentive Plan.

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2020		2019		2018
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	5,300	$46.87	40,200	$42.99	67,000	$42.43
Granted	—	—	—	—	—	—
Exercised	(2,300)	38.22	(34,900)	42.40	(26,800)	41.61
Canceled	—	—	—	—	—	—
Options outstanding at end of year	3,000	53.51	5,300	46.87	40,200	42.99
Options exercisable at end of year	3,000	$53.51	5,300	$46.87	34,400	$41.21
*Weighted Averages

Options outstanding and exercisable as of December 31, 2020 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$49.44 - $74.16	3,000	3.36	$53.51	3,000	$53.51
Total	3,000			3,000
*Weighted Averages

There were no options granted in 2018, 2019 or 2020. Stock option expense was zero, $0.01 million and $0.02 million for years ending 2020, 2019, and 2018, respectively. As of December 31, 2020, there was zero unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.

During 2020, 2019, and 2018, 2,300, 34,900, and 26,800 non-qualified options were exercised, respectively, $0.1 million, $1.5 million, and $1.1 million of cash receipts were received, respectively.

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards for the periods indicated:

	2020		2019		2018
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	78,705	$94.34	75,636	$81.39	63,052	$70.08
Granted	44,307	111.95	36,060	105.69	35,300	92.50
Exercised	(31,594)	88.90	(32,466)	69.94	(22,266)	66.91
Canceled	(375)	100.34	(525)	99.96	(450)	83.99
Awards outstanding at end of year	91,043	104.77	78,705	94.34	75,636	81.39
*Weighted Averages

Restricted stock awards granted in 2018 and 2019 vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. Restricted stock awards granted in 2020 vest over a three year period. The weighted-average remaining contractual life in years for 2020, 2019, and 2018 was 1.95, 2.48 and 2.53, respectively. Compensation expense was $3.7 million, $2.8 million and $1.9 million for years ending 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost for awards granted prior to 2020 is expected to be recognized over a period of four years. In 2020, the Board of Directors modified the vesting period for new RSA's granted to three years to be inline with grants of future performance stock units.

Performance Stock Units

In 2020, the Company's Board of Directors approved a change to our long-term incentive compensation plan to implement a new performance-based equity grants in the form of a Performance Stock Unit ("PSU") award. PSU award vesting and payout amounts are tied to the Company's achievement of certain targeted financial metrics relating to a three-year performance period with the goal of more closely aligning executive compensation with long-term Company performance.

The 2020 target long-term incentive compensation mix established for the Company's Section 16 filers consists of RSA's and PSU's each representing fifty percent (50%) of the total long-term incentive compensation target value. PSU awards represent a right to receive a certain number of shares of the Company’s common stock at the end of the three-year performance period if certain financial or other performance targets/metrics have been met.

17. RETIREMENT BENEFIT PLANS
Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 247 former employees and 55 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2020	2019
Change in projected benefit obligation
Benefit obligation at beginning of year	$22,449	$20,050
Service cost	4	3
Interest cost	689	819
Liability actuarial (gain) loss	2,025	2,604
Benefits paid	(1,067)	(1,027)
Benefit obligation at end of year	$24,100	$22,449
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$20,605	$18,106
Return on plan assets	2,832	3,526
Employer contributions	—	—
Benefits paid	(1,067)	(1,027)
Fair value of plan assets at end of year	22,370	20,605
Funded status	$(1,730)	$(1,844)

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

The underfunded status of the plan of $1.7 million and $1.8 million as of December 31, 2020 and 2019, respectively, is recognized in the accompanying consolidated balance sheets as long-term accrued pension liability because plan assets are less than the value of benefit obligations expected to be paid.

The accumulated benefit obligation for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2020	2019
Discount rate	2.35%	3.15%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2020	2019
Discount rate	3.15%	4.20%
Long-term rate of return on plan assets	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2020	2019
Service cost	$4	$3
Interest cost	689	819
Expected return on plan assets	(1,452)	(1,273)
Amortization of net loss	508	542
Net periodic benefit cost	$(251)	$91

 The Company estimates that $0.5 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2021.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2020	2019
Equity securities	56%	56%
Debt securities	38%	37%
Short-term investments	2%	2%
Other	4%	5%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,450	$1,450	$—	$—
Large Cap	3,233	3,233	—	—
International	2,660	2,660	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	3,106	—	3,106	—
Wells Fargo BlackRock International Equity	959	—	959	—
Wells Fargo Core Bond	1,552	—	1,552	—
Wells Fargo/Causeway International Value	923	—	923	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,268	—	1,268	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,240	—	1,240	—
Wells Fargo Multi-Manager Small Cap	1,544	—	1,544	—
Wells Fargo BlackRock Russell 2000 Index Fund	702	—	702	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	781	—	781	—
Wells Fargo/MFS Value CIT F	627	—	627	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	639	—	639	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	643	—	643	—
Wells Fargo Voya Large Cap Growth CIT F	639	—	639	—

Cash & Short-term Investments	404	404	—	—
Total	$22,370	$7,747	$14,623	$—

(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$2,239	$2,239	$—	$—
Large Cap	2,574	2,574	—	—
International	1,879	1,879	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	2,866	—	2,866	—
Wells Fargo BlackRock International Equity	861	—	861	—
Wells Fargo Core Bond	1,413	—	1,413	—
Wells Fargo/Causeway International Value	864	—	864	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,153	—	1,153	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,159	—	1,159	—
Wells Fargo Multi-Manager Small Cap	1,434	—	1,434	—
Wells Fargo BlackRock Russell 2000 Index Fund	667	—	667	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	732	—	732	—
Wells Fargo/MFS Value CIT F	599	—	599	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	602	—	602	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	590	—	590	—
Wells Fargo Voya Large Cap Growth CIT F	605	—	605	—

Cash & Short-term Investments	368	368	—	—
Total	$20,605	$7,060	$13,545	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2020 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2020. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2021	$1,219
2022	1,273
2023	1,291
2024	1,300
2025	1,309
Years 2026 through 2030	6,365

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2020, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2020 and 2019, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2020	2019
Benefit obligation at January 1,	$9,022	$7,446
Service cost	305	240
Interest cost	236	298
Liability actuarial loss (gain)	1,168	1,193
Benefits paid	(1,025)	(155)
Plan amendments	454	—
Benefit obligation at December 31,	$10,160	$9,022

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2020	2019
Service cost	$305	$240
Interest cost	236	298
Amortization of prior service cost	317	318
Amortization of net (gain)/loss	158	—
Recognition of settlement	188	—
Net periodic benefit cost	$1,204	$856

The Company estimates that $0.7 million of unrecognized actuarial expense will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2021.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2020	2019
Discount rate	2.05%	2.95%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2020	2019
Discount rate	2.95%	4.10%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2021	$360
2022	464
2023	469
2024	503
2025	575
Years 2026 through 2030	3,702

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.4 million, $0.6 million, and $0.4 million to the IAM Plan for the plan years ended December 31, 2020, 2019 and 2018, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2020, 2019 and 2018 were $3.5 million, $2.8 million, and $2.3 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $0.9 million, $0.9 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2020	2019	2018
Net Sales
Wholegoods	$885,254	$875,805	$802,403
Parts	247,126	207,766	186,979
Other	31,086	35,567	19,440
Consolidated	$1,163,466	$1,119,138	$1,008,822

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenue and income from operations by reporting segment for the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in thousands)	2020	2019	2018
Net Revenue
Industrial	$811,161	$768,454	$638,198
Agricultural	352,305	350,684	370,624
Consolidated	$1,163,466	$1,119,138	$1,008,822

Income from Operations
Industrial	$59,881	$65,262	$65,077
Agricultural	33,284	29,386	36,011
Consolidated	$93,165	$94,648	$101,088
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Goodwill
Industrial	$181,338	$183,307
Agricultural	13,794	14,715
Consolidated	$195,132	$198,022

Identifiable Assets
Industrial	$868,688	$922,738
Agricultural	240,641	290,025
Consolidated	$1,109,329	$1,212,763

19. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, Australia, and China:

International Operations Financial Information
	December 31,
(in thousands)	2020	2019	2018
Net sales	$312,462	$357,602	$297,246
Income from operations	31,166	32,518	28,301
Income before income taxes	30,674	31,975	29,254
Identifiable assets	304,536	333,392	244,888

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2020	2019	2018
Geographic net sales:
United States	$862,430	$774,854	$726,582
France	81,259	99,145	90,956
Canada	65,313	72,950	62,077
United Kingdom	47,757	52,098	51,043
Brazil	16,592	17,919	16,829
Netherlands	23,946	23,462	3,983
Germany	9,328	7,825	1,600
Australia	10,999	7,550	9,055
Other	45,842	63,335	46,697
Total net sales	$1,163,466	$1,119,138	$1,008,822
Geographic location of long-lived assets:
United States	$480,940	$515,189	$191,958
Netherlands	39,063	37,930	—
Canada	33,573	32,606	21,647
United Kingdom	18,843	19,840	19,270
France	21,033	19,513	18,650
Brazil	11,123	15,096	15,701
Australia	964	1,021	815
Total long-lived assets	$605,539	$641,195	$268,041

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

21. QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for 2020 and 2019 are presented below. Seasonal influences affect the Company’s sales and profits, with heavier business occurring in May through August.
(in thousands, except per share amounts)

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$314,448	$268,635	$291,759	$288,624	$261,934	$285,186	$271,829	$300,189
Gross profit	78,940	67,825	78,636	66,709	63,308	73,133	68,710	68,076
Net income	15,528	12,989	20,033	8,080	15,253	20,667	17,418	9,568
Earnings per share
Diluted	$1.31	$1.10	$1.69	$0.68	$1.30	$1.75	$1.47	$0.81
Average shares
Diluted	11,827	11,842	11,851	11,859	11,777	11,798	11,813	11,811
Dividends per share	$0.13	$0.13	$0.13	$0.13	$0.12	$0.12	$0.12	$0.12
Market price of common stock
High	$131.87	$117.35	$116.67	$144.75	$101.58	$106.19	$124.33	$129.74
Low	$70.99	$76.04	$94.90	$105.89	$74.74	$93.00	$93.11	$103.60

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.