Form 10-Q
period 2021-03-31
ALAMO GROUP INC
filed 2021-05-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

At April 30, 2021, 11,923,212 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2021 and December 31, 2020

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2021 and March 31, 2020

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2021 and March 31, 2020

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2021 and March 31, 2020

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2021 and March 31, 2020

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$105,265	$50,195
Accounts receivable, net	242,971	209,276
Inventories, net	250,250	229,971
Prepaid expenses and other current assets	9,296	7,382
Income tax receivable	4,051	6,186
Total current assets	611,833	503,010

Rental equipment, net	39,693	42,266

Property, plant and equipment	313,757	312,362
Less: Accumulated depreciation	(160,970)	(156,928)
Total property, plant and equipment, net	152,787	155,434

Goodwill	194,025	195,132
Intangible assets, net	188,955	193,172
Deferred income taxes	1,080	1,203
Other non-current assets	17,780	19,112

Total assets	$1,206,153	$1,109,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$93,899	$75,317
Income taxes payable	2,749	2,278
Accrued liabilities	60,681	64,634
Current maturities of long-term debt and finance lease obligations	15,078	15,066
Total current liabilities	172,407	157,295

Long-term debt and finance lease obligations, net of current maturities	338,605	270,320
Long-term tax liability	4,408	3,954
Deferred pension liability	1,475	1,731
Other long-term liabilities	27,600	30,744
Deferred income taxes	19,777	19,642

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,838,746 and 11,809,926 outstanding at March 31, 2021 and December 31, 2020, respectively	1,184	1,181
Additional paid-in-capital	120,541	118,528
Treasury stock, at cost; 82,600 shares at March 31, 2021 and December 31, 2020, respectively	(4,566)	(4,566)
Retained earnings	566,634	550,826
Accumulated other comprehensive loss	(41,912)	(40,326)
Total stockholders’ equity	641,881	625,643

Total liabilities and stockholders’ equity	$1,206,153	$1,109,329

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020

Net sales:
Industrial	$211,911	$229,975
Agricultural	99,278	84,473
Total net sales	311,189	314,448
Cost of sales	234,763	235,508
Gross profit	76,426	78,940

Selling, general and administrative expenses	47,330	51,248
Amortization expense	3,658	3,836
Income from operations	25,438	23,856

Interest expense	(2,613)	(5,519)
Interest income	288	356
Other income (expense), net	(630)	2,341
Income before income taxes	22,483	21,034
Provision for income taxes	5,021	5,506
Net Income	$17,462	$15,528

Net income per common share:
Basic	$1.48	$1.32
Diluted	$1.47	$1.31
Average common shares:
Basic	11,820	11,761
Diluted	11,882	11,827

Dividends declared	$0.14	$0.13

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$17,462	$15,528
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $(115) and zero, respectively	(4,010)	(20,454)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(67) and $(52), respectively	251	194
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(578) and $1,308, respectively	2,173	(4,390)
Other comprehensive losses, net of tax	(1,586)	(24,650)
Comprehensive income (loss)	$15,876	$(9,122)

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$550,826	$(40,326)	$625,643
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$566,634	$(41,912)	$641,881

For three months ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	15,528	(24,650)	(9,122)
Stock-based compensation expense	—	—	933	—	—	—	933
Stock-based compensation transactions	9	1	368	—	—	—	369
Dividends paid ($0.13 per share)	—	—	—	—	(1,528)	—	(1,528)
Balance at March 31, 2020	11,679	$1,176	$114,967	$(4,566)	$514,320	$(65,488)	$560,409

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating Activities
Net income	$17,462	$15,528
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(113)	197
Depreciation - Property, plant and equipment	5,247	4,624
Depreciation - Rental equipment	2,207	2,516
Amortization of intangibles	3,658	3,836
Amortization of debt issuance	167	167
Stock-based compensation expense	1,240	933
Provision for deferred income tax (benefit)	(502)	(4,095)
Gain on sale of property, plant and equipment	(615)	(745)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,239)	(16,306)
Inventories	(21,552)	(11,675)
Rental equipment	365	1,906
Prepaid expenses and other assets	(712)	(1,139)
Trade accounts payable and accrued liabilities	16,021	2,833
Income taxes payable	2,629	5,829
Long-term tax payable	454	(654)
Other assets and long-term liabilities, net	(318)	1,819
Net cash (used in) provided by operating activities	(8,601)	5,574

Investing Activities
Purchase of property, plant and equipment	(3,477)	(7,378)
Proceeds from sale of property, plant and equipment	681	2,385
Net cash used in investing activities	(2,796)	(4,993)

Financing Activities
Borrowings on bank revolving credit facility	86,000	74,000
Repayments on bank revolving credit facility	(14,000)	(24,000)
Principal payments on long-term debt and finance leases	(3,766)	(3,791)
Dividends paid	(1,654)	(1,528)
Proceeds from exercise of stock options	776	369
Net cash provided by financing activities	67,356	45,050

Effect of exchange rate changes on cash and cash equivalents	(889)	(3,517)
Net change in cash and cash equivalents	55,070	42,114
Cash and cash equivalents at beginning of the year	50,195	42,311
Cash and cash equivalents at end of the period	$105,265	$84,425

Cash paid during the period for:
Interest	$2,557	$5,513
Income taxes	2,758	2,690
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2021

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K").

Accounting Pronouncements Adopted on January 1, 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” to simplify the accounting for income taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance became effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This Topic provides accounting relief for the transition away from LIBOR and certain other reference rates. The amendments for this update are effective through December 31, 2022. The Company is evaluating the impact the adoption of this standard will have on our financial statements.

2.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At March 31, 2021 the Company had $14.5 million in reserves for sales discounts compared to $13.5 million at December 31, 2020 related to products shipped to our customers under various promotional programs. The increase was primarily due to higher sales within the Company's Agricultural Division.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 41% of total inventory at March 31, 2021 and December 31, 2020, respectively. The excess of current cost (market value) over LIFO valued inventories was approximately $12.5 million at March 31, 2021 and December 31, 2020. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Finished goods	$213,327	$196,126
Work in process	23,574	21,225
Raw materials	13,349	12,620
Inventories, net	$250,250	$229,971

Inventory obsolescence reserves were $11.1 million at March 31, 2021 and $12.0 million at December 31, 2020.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $19.4 million and $18.0 million at March 31, 2021 and December 31, 2020, respectively. The Company recognized depreciation expense of $2.2 million and $2.5 million for the three months ended March 31, 2021 and March 31, 2020.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2021 and December 31, 2020, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2021:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2020	$181,338	$13,794	$195,132
Translation adjustment	(848)	(259)	(1,107)
Balance at March 31, 2021	$180,490	$13,535	$194,025

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2021	December 31, 2020
Definite:
Trade names and trademarks	15-25 years	$67,374	$67,770
Customer and dealer relationships	8-15 years	122,395	122,470
Patents and drawings	3-12 years	28,607	28,764
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		222,576	223,204
Less accumulated amortization		(39,121)	(35,532)
Total net		183,455	187,672
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$188,955	$193,172

The Company recognized amortization expense of $3.7 million and $3.8 million for the three months ending March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had $189.0 million of intangible assets, which represents 16% of total assets.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$17	$24
Interest on lease liabilities	1	2
Operating lease cost	1,233	1,225
Short-term lease cost	214	235
Variable lease cost	116	118
Total lease cost	$1,581	$1,604

Rent expense for the three months ending March 31, 2021 and 2020 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2021		December 31, 2020
2021	$3,908	*	$4,072
2022	2,905		3,063
2023	2,014		2,089
2024	1,398		1,465
2025	1,247		1,244
Thereafter	3,348		3,622
Total minimum lease payments	$14,820		$15,555
Less imputed interest	(1,229)		(1,310)
Total operating lease liabilities	$13,591		$14,245
*Period ending March 31, 2021 represents the remaining nine months of 2021.
Future Lease Commencements

As of March 31, 2021, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $2.3 million. These operating leases will commence in fiscal year 2021 with lease terms of 1 to 7 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2021	December 31, 2020
Other non-current assets	$13,479	$14,144

Accrued liabilities	3,584	3,680
Other long-term liabilities	10,007	10,565
Total operating lease liabilities	$13,591	$14,245

Weighted Average Remaining Lease Term	5.73 years	5.83 years
Weighted Average Discount Rate	3.01%	3.04%

Supplemental Cash Flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,121	$1,122

8. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Current Maturities:
Finance lease obligations	$78	$66
Term debt	15,000	15,000
	15,078	15,066
Long-term debt:
Finance lease obligations	56	87
Term debt, net	261,549	265,233
Bank revolving credit facility	77,000	5,000
Total Long-term debt	338,605	270,320
Total debt	$353,683	$285,386

As of March 31, 2021, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $98.2 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2021	2020

Dividends declared	$0.14	$0.13
Dividends paid	$0.14	$0.13

On April 1, 2021, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.14 per share, which was paid on April 29, 2021, to shareholders of record at the close of business on April 15, 2021.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2021	2020
Net Income	$17,462	$15,528
Average Common Shares:
Basic (weighted-average outstanding shares)	11,820	11,761
Dilutive potential common shares from stock options	62	66
Diluted (weighted-average outstanding shares)	11,882	11,827

Basic earnings per share	$1.48	$1.32
Diluted earnings per share	$1.47	$1.31

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2021	2020
Net Sales
Wholegoods	$239,297	$243,531
Parts	63,538	59,610
Other	8,354	11,307
Consolidated	$311,189	$314,448

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2021	2020
Net Sales
United States	$219,429	$234,159
France	24,952	22,083
Canada	19,209	13,612
United Kingdom	12,499	13,229
Netherlands	7,485	7,647
Brazil	5,881	4,546
Australia	4,793	2,353
Germany	1,939	2,344
Other	15,002	14,475
Consolidated	$311,189	$314,448

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2021:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Sales
Industrial	$211,911	$229,975
Agricultural	99,278	84,473
Consolidated	$311,189	$314,448

Income from Operations
Industrial	$16,091	$18,123
Agricultural	9,347	5,733
Consolidated	$25,438	$23,856

(in thousands)	March 31, 2021	December 31, 2020
Goodwill
Industrial	$180,490	$181,338
Agricultural	13,535	13,794
Consolidated	$194,025	$195,132

Total Identifiable Assets
Industrial	$912,201	$868,688
Agricultural	293,952	240,641
Consolidated	$1,206,153	$1,109,329

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(26,597)	$(6,855)	$(6,874)	$(40,326)	$(35,459)	$(5,989)	$610	$(40,838)
Other comprehensive income (loss) before reclassifications	(4,010)	—	2,823	(1,187)	(20,454)	—	(4,455)	(24,909)
Amounts reclassified from accumulated other comprehensive loss	—	251	(650)	(399)	—	194	65	259
Other comprehensive (loss) income	(4,010)	251	2,173	(1,586)	(20,454)	194	(4,390)	(24,650)
Balance as of end of period	$(30,607)	$(6,604)	$(4,701)	$(41,912)	$(55,913)	$(5,795)	$(3,780)	$(65,488)

13.  Contingent Matters

  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K").

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2021	2020

Industrial	68.1%	73.1%
Agricultural	31.9%	26.9%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2021	2020

Gross profit	24.6%	25.1%
Income from operations	8.2%	7.6%
Income before income taxes	7.2%	6.7%
Net income	5.6%	4.9%

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

We continue to monitor the effects of the COVID-19 pandemic on our business while maintaining our focus on the health and safety of our employees. Though the outbreak continues, we have seen steadily improving overall business conditions in the markets we serve and we are diligently engaged in meeting customer demand as efficiently as possible. We experienced isolated outbreaks of the disease at certain manufacturing plants during the first quarter of 2021, but we are currently operating at full or nearly full capacity at most of our facilities worldwide. Both new orders and backlogs in our Industrial and Agricultural Divisions have improved and are at record levels.

For the first three months of 2021, the Company's net sales decreased by 1.0%, but net income increased by 12.5% compared to the same period in 2020. The decrease in net sales was primarily due to disruptions in our supply chain, logistics issues and COVID-19 pandemic operational disruptions. The increase in net income was attributable to lower operating and interest expenses.

The Company's Industrial Division experienced a 7.9% decrease in sales for the first three months of 2021 compared to the first three months of 2020 due to supply chain issues and the impact of the COVID-19 pandemic. The Division's new orders and backlog improved in all product lines, though cases of COVID-19 in certain facilities have caused operational delays. We anticipate that the recent economic stimulus package in the U.S. will help cities, counties and states which are the Division's biggest end-users of its infrastructure maintenance equipment.

The Company's Agricultural Division sales were up in the first three months of 2021 by 17.5% compared to the first three months of 2020. Agricultural sales rebounded due to improved commodity prices, government subsidies and increased customer demand for our products. Lower dealer inventories also helped fuel demand for our products. This resulted in a 63% improvement in income from operations compared to the first quarter of 2020.

Consolidated income from operations was $25.4 million in the first three months of 2021 compared to $23.9 million in the first three months of 2020. The 2020 first quarter results included a $2.0 million non-cash inventory step-up expense related to the Morbark acquisition which was completed in October of 2019. The Company's backlog increased 94.5% to $452.5 million at the end of the first quarter of 2021 versus a backlog of $232.6 million at the end of the first quarter of 2020. The increase in the Company's backlog was primarily attributable to improved market conditions and supply chain constraints in both Divisions as outlined above.

We believe the COVID-19 pandemic will continue to impact our business during 2021. However, the nature and severity of the impact will remain uncertain for some time and will depend on numerous evolving factors which cannot be predicted, including the duration and scope of the pandemic, the availability, effectiveness and acceptance of treatment efforts and vaccines, and the immediate and longer term economic consequences felt by our dealers and government customers, which could result in changes in demand for our products. We are seeing steady demand for our products as indicated by our current record backlog levels. However, as a consequence of the pandemic, we are contending with various challenges in meeting the increased customer demand. Several of our plants have had to manage through quarantines involving a portion of their employee population, while our business units continue to experience multiple supply chain and logistics challenges including shipping bottlenecks (on both sea and land) as well as the unavailability of certain raw materials and key product components. These issues can lead to delays in shipment, cost increases and other effects that can negatively impact us. In addition, we are experiencing continued inflationary pressure on input costs and a tightening labor market. Despite the various challenges, we anticipate that we will be able to meet our customer demand effectively.

While the direct and indirect consequences of the COVID-19 pandemic will certainly pose the greatest risk for the Company during 2021, the Company may also be negatively affected by several other factors such as changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, further supply chain issues, changes in U.S. fiscal policy such as changes in the federal tax rate, weakness in the overall world-wide economy, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").

Results of Operations

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Net sales for the first quarter of 2021 were $311.2 million, a decrease of $3.2 million or 1.0% compared to $314.4 million for the first quarter of 2020. Net sales during the first quarter of 2021 were negatively affected by the ongoing COVID-19 pandemic which continued to impact the business since the first quarter of 2020.

Net Industrial sales decreased by $18.1 million or 7.9% to $211.9 million for the first quarter of 2021 compared to $230.0 million during the same period in 2020. The COVID-19 pandemic has negatively affected the Division's net sales since the end of the first quarter of 2020 and, in the first quarter of 2021, supply chain and logistics disruptions have had a more pronounced negative impact.

Net Agricultural sales were $99.3 million in the first quarter of 2021 compared to $84.5 million for the same period in 2020, an increase of $14.8 million or 17.5%. The increase was mainly due to the overall strengthening of the agricultural market that began in the second half of 2020. This Division also experienced supply chain disruptions in the first quarter of 2021 including delays in receiving component parts from supply chain partners and logistics issues.

Gross profit for the first quarter of 2021 was $76.4 million (24.6% of net sales) compared to $78.9 million (25.1% of net sales) during the same period in 2020, a decrease of $2.5 million.  The decrease in gross profit and margin percentage during the first quarter of 2021 compared to the first quarter of 2020 was primarily due to inflationary pressures, mainly from steel, along with higher costs relating to delivery of component parts, such as airfreighting charges to meet customer deliveries. Negatively affecting the gross margin and gross margin percentage during the first quarter of 2020 was $2.0 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $47.3 million (15.2% of net sales) during the first quarter of 2021 compared to $51.2 million (16.3% of net sales) during the same period of 2020, a decrease of $3.9 million. The decrease in the first quarter of 2021 compared to the first quarter of 2020 was related to expense savings related to cost reductions made in connection with the COVID-19 pandemic. Amortization expense in the first quarter of 2021 was $3.7 million compared to $3.8 million in the same period in 2020, a decrease of $0.1 million.

Interest expense was $2.6 million for the first quarter of 2021 compared to $5.5 million during the same period in 2020, a decrease of $2.9 million.  The decrease during the first quarter of 2021 versus the first quarter of 2020 was attributable to the Company's reduction of debt during 2020.

Other income (expense), net was $0.6 million of expense for the first quarter of 2021 compared to $2.3 million of income during the same period in 2020.  The expense in 2021 was primarily the result of changes in currency exchange rates. The income in 2020 was primarily the result of changes in currency exchange rates and a gain of $0.7 million from the sale of the Super Products building.

Provision for income taxes was $5.0 million (22.3% of income before income tax) in the first quarter of 2021 compared to $5.5 million (26.2% of income before income tax) during the same period in 2020. The decrease in the tax rate for 2021 was a result of a discrete benefit for state tax rate changes, discrete tax benefits associated with stock based compensation, and a discrete tax benefit associated with the reduction in US taxation of certain foreign earnings.

The Company’s net income after tax was $17.5 million or $1.47 per share on a diluted basis for the first quarter of 2021 compared to $15.5 million or $1.31 per share on a diluted basis for the first quarter of 2020.  The increase of $2.0 million resulted from the factors described above.

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

As of March 31, 2021, the Company had working capital of $439.4 million which represents an increase of $93.7 million from working capital of $345.7 million at December 31, 2020. The increase in working capital was primarily from an increase in cash as well as volume-driven increases in accounts receivable and inventory levels.

Capital expenditures were $3.5 million for the first three months of 2021, compared to $7.4 million during the first three months of 2020. In response to the COVID-19 pandemic, we limited new capital expenditures in projects in 2020, however, for the full year of 2021 we expect to return to a more normalized capital expenditure level. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash used for investing activities was $2.8 million during the first three months of 2021 compared to $5.0 million during the first three months of 2020.

Net cash provided in financing activities was $67.4 million and $45.1 million during the three month periods ended March 31, 2021 and March 31, 2020, respectively. Higher Net cash provided by financing activities for the first three months of 2021 relates to increase borrowings on the revolving credit facility for increased working capital in support of elevated backlog levels.

The Company had $99.6 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2021. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company borrowed $300.0 million pursuant to a Term Facility repayable at a percentage of the initial principal amount of the Term Facility equal to 5.0% per year along with interest payable quarterly. The remaining principal amount is due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of March 31, 2021, $354.5 million was outstanding under the Credit Agreement, $277.5 million on the Term Facility and $77.0 million on the Revolver Facility. On March 31, 2021, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $98.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2021.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Form 10-K.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the ongoing impact of the COVID-19 pandemic; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; weakness in our Industrial Division due to changes in customer behavior; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of raw materials and product components, particularly steel and steel products; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company continues to experience the impacts of COVID-19 on its markets and operations including, most notably, operational and supply chain disruptions. The full extent to which COVID-19 will continue to adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $4.0 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $2.2 million for the three month period ending March 31, 2021.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2021 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.8 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of March 31, 2021, the Company had $354.5 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2020 Form 10-K for the year ended December 31, 2020.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-31, 2021	—	—	—	$25,861,222
February 1-28, 2021	—	—	—	$25,861,222
March 1-31, 2021	—	—	—	$25,861,222
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

May 5, 2021	Alamo Group Inc.
(Registrant)

/s/ Ronald A. Robinson
Ronald A. Robinson
President & Chief Executive Officer

/s/ Dan E. Malone
Dan E. Malone
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Vice President, Controller & Treasurer
(Principal Accounting Officer)