Form 10-Q
period 2021-06-30
ALAMO GROUP INC
filed 2021-08-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

At July 30, 2021, 11,927,798 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2021 and December 31, 2020

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2021 and June 30, 2020

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2021 and June 30, 2020

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2021 and June 30, 2020

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2021 and June 30, 2020

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$85,630	$50,195
Accounts receivable, net	253,179	209,276
Inventories, net	264,540	229,971
Prepaid expenses and other current assets	9,164	7,382
Income tax receivable	10,007	6,186
Total current assets	622,520	503,010

Rental equipment, net	38,619	42,266

Property, plant and equipment	314,580	312,362
Less: Accumulated depreciation	(165,200)	(156,928)
Total property, plant and equipment, net	149,380	155,434

Goodwill	194,936	195,132
Intangible assets, net	185,581	193,172
Deferred income taxes	674	1,203
Other non-current assets	17,116	19,112

Total assets	$1,208,826	$1,109,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$104,715	$75,317
Income taxes payable	2,724	2,278
Accrued liabilities	62,107	64,634
Current maturities of long-term debt and finance lease obligations	15,069	15,066
Total current liabilities	184,615	157,295

Long-term debt and finance lease obligations, net of current maturities	299,910	270,320
Long-term tax liability	4,408	3,954
Deferred pension liability	1,219	1,731
Other long-term liabilities	26,921	30,744
Deferred income taxes	19,872	19,642

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,861,999 and 11,809,926 outstanding at June 30, 2021 and December 31, 2020, respectively	1,186	1,181
Additional paid-in-capital	121,253	118,528
Treasury stock, at cost; 82,600 shares at June 30, 2021 and December 31, 2020, respectively	(4,566)	(4,566)
Retained earnings	591,014	550,826
Accumulated other comprehensive loss	(37,006)	(40,326)
Total stockholders’ equity	671,881	625,643

Total liabilities and stockholders’ equity	$1,208,826	$1,109,329

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Net sales:
Industrial	$231,207	$182,257	$443,118	$412,232
Agricultural	116,343	86,378	215,621	170,851
Total net sales	347,550	268,635	658,739	583,083
Cost of sales	259,410	200,810	494,173	436,318
Gross profit	88,140	67,825	164,566	146,765

Selling, general and administrative expenses	50,887	41,551	98,217	92,799
Amortization expense	3,663	3,613	7,321	7,449
Income from operations	33,590	22,661	59,028	46,517

Interest expense	(2,854)	(3,941)	(5,467)	(9,460)
Interest income	293	306	581	662
Other income (expense), net	3,253	(1,288)	2,623	1,053
Income before income taxes	34,282	17,738	56,765	38,772
Provision for income taxes	8,245	4,749	13,266	10,255
Net Income	$26,037	$12,989	$43,499	$28,517

Net income per common share:
Basic	$2.20	$1.10	$3.68	$2.42
Diluted	$2.19	$1.10	$3.66	$2.41
Average common shares:
Basic	11,842	11,778	11,831	11,769
Diluted	11,902	11,842	11,892	11,835

Dividends declared	$0.14	$0.13	$0.28	$0.26

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$26,037	$12,989	$43,499	$28,517
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of zero and zero, and $(115) and zero, respectively	4,566	5,604	556	(14,850)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(67) and $(52), and $(134) and $(104), respectively	252	194	503	388
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(23) and $73, and $(601) and $1,381, respectively	88	(1,144)	2,261	(5,534)
Other comprehensive income (loss), net of tax	4,906	4,654	3,320	(19,996)
Comprehensive income	$30,943	$17,643	$46,819	$8,521

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$550,826	$(40,326)	$625,643
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$566,634	$(41,912)	$641,881
Other comprehensive income	—	—	—	—	26,037	4,906	30,943
Stock-based compensation expense	—	—	1,316	—	—	—	1,316
Stock-based compensation transactions	23	2	(604)	—	—	—	(602)
Dividends paid ($0.14 per share)	—	—	—	—	(1,657)	—	(1,657)
Balance at June 30, 2021	11,779	$1,186	$121,253	$(4,566)	$591,014	$(37,006)	$671,881

For six months ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	15,528	(24,650)	(9,122)
Stock-based compensation expense	—	—	933	—	—	—	933
Stock-based compensation transactions	9	1	368	—	—	—	369
Dividends paid ($0.13 per share)	—	—	—	—	(1,528)	—	(1,528)
Balance at March 31, 2020	11,679	$1,176	$114,967	$(4,566)	$514,320	$(65,488)	$560,409
Other comprehensive income	—	—	—	—	12,989	4,654	17,643
Stock-based compensation expense	—	—	1,103	—	—	—	1,103
Stock-based compensation transactions	25	3	(476)	—	—	—	(473)
Dividends paid ($0.13 per share)	—	—	—	—	(1,531)	—	(1,531)
Balance at June 30, 2020	11,704	$1,179	$115,594	$(4,566)	$525,778	$(60,834)	$577,151

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating Activities
Net income	$43,499	$28,517
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	115	416
Depreciation - Property, plant and equipment	10,546	9,407
Depreciation - Rental equipment	4,418	5,158
Amortization of intangibles	7,321	7,449
Amortization of debt issuance	334	334
Stock-based compensation expense	2,556	2,036
Provision for deferred income tax (benefit)	500	(3,328)
Gain on sale of property, plant and equipment	(4,160)	(883)
Changes in operating assets and liabilities:
Accounts receivable	(43,235)	3,408
Inventories	(34,621)	15,283
Rental equipment	(772)	2,726
Prepaid expenses and other assets	(13)	2,834
Trade accounts payable and accrued liabilities	27,283	(23,913)
Income taxes payable	(3,414)	9,192
Long-term tax payable	454	(654)
Other assets and long-term liabilities, net	(1,415)	728
Net cash provided by operating activities	9,396	58,710

Investing Activities
Purchase of property, plant and equipment	(9,357)	(12,545)
Proceeds from sale of property, plant and equipment	9,312	3,163
Net cash used in investing activities	(45)	(9,382)

Financing Activities
Borrowings on bank revolving credit facility	103,000	89,000
Repayments on bank revolving credit facility	(66,000)	(83,000)
Principal payments on long-term debt and finance leases	(7,537)	(11,320)
Dividends paid	(3,311)	(3,059)
Proceeds from exercise of stock options	174	(104)
Net cash provided (used) by financing activities	26,326	(8,483)

Effect of exchange rate changes on cash and cash equivalents	(242)	(1,154)
Net change in cash and cash equivalents	35,435	39,691
Cash and cash equivalents at beginning of the year	50,195	42,311
Cash and cash equivalents at end of the period	$85,630	$82,002

Cash paid during the period for:
Interest	$5,207	$10,545
Income taxes	15,647	4,137
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2021

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

At June 30, 2021 the Company had $12.0 million in reserves for sales discounts compared to $13.5 million at December 31, 2020 related to products shipped to our customers under various promotional programs.

3.  Inventories

Inventories valued at LIFO cost represented 58% and 41% of total inventory at June 30, 2021 and December 31, 2020, respectively. The excess of current cost (market value) over LIFO valued inventories was approximately $12.5 million at June 30, 2021 and December 31, 2020. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO must be based, to some extent, on management's estimates at each quarter end. Net inventories consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Finished goods	$225,777	$196,126
Work in process	23,664	21,225
Raw materials	15,099	12,620
Inventories, net	$264,540	$229,971

Inventory obsolescence reserves were $9.8 million at June 30, 2021 and $12.0 million at December 31, 2020.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $20.1 million and $18.0 million at June 30, 2021 and December 31, 2020, respectively. The Company recognized depreciation expense of $2.2 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively and $4.4 million and $5.2 million for the six months ended June 30, 2021 and 2020, respectively.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2021 and December 31, 2020, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2021:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2020	$181,338	$13,794	$195,132
Translation adjustment	(511)	315	(196)
Balance at June 30, 2021	$180,827	$14,109	$194,936

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2021	December 31, 2020
Definite:
Trade names and trademarks	15-25 years	$67,563	$67,770
Customer and dealer relationships	8-15 years	122,541	122,470
Patents and drawings	3-12 years	28,652	28,764
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		222,956	223,204
Less accumulated amortization		(42,875)	(35,532)
Total net		180,081	187,672
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$185,581	$193,172

The Company recognized amortization expense of $3.7 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively, and $7.3 million and $7.4 million for the six months ended June 30, 2021 and 2020, respectively.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$17	$24	$34	$48
Interest on lease liabilities	1	2	2	4
Operating lease cost	1,288	1,183	2,521	2,408
Short-term lease cost	243	223	457	458
Variable lease cost	97	126	213	244
Total lease cost	$1,646	$1,558	$3,227	$3,162

Rent expense for the three and six months ended June 30, 2021 and 2020 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2021		December 31, 2020
2021	$2,147	*	$4,072
2022	3,502		3,063
2023	2,237		2,089
2024	1,540		1,465
2025	1,294		1,244
Thereafter	3,656		3,622
Total minimum lease payments	$14,376		$15,555
Less imputed interest	(1,147)		(1,310)
Total operating lease liabilities	$13,229		$14,245
*Period ended June 30, 2021 represents the remaining six months of 2021.
Future Lease Commencements

As of June 30, 2021, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $3.0 million. These operating leases will commence in fiscal year 2021 with lease terms of 2 to 7 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2021	December 31, 2020
Other non-current assets	$13,088	$14,144

Accrued liabilities	3,825	3,680
Other long-term liabilities	9,404	10,565
Total operating lease liabilities	$13,229	$14,245

Weighted Average Remaining Lease Term	5.51 years	5.83 years
Weighted Average Discount Rate	2.88%	3.04%

Supplemental Cash Flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,287	$2,236

8. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current Maturities:
Finance lease obligations	$69	$66
Term debt	15,000	15,000
	15,069	15,066
Long-term debt:
Finance lease obligations	45	87
Term debt, net	257,865	265,233
Bank revolving credit facility	42,000	5,000
Total Long-term debt	299,910	270,320
Total debt	$314,979	$285,386

As of June 30, 2021, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $174.2 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Dividends declared	$0.14	$0.13	$0.28	$0.26
Dividends paid	$0.14	$0.13	$0.28	$0.26

On July 1, 2021, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.14 per share, which was paid on July 28, 2021, to shareholders of record at the close of business on July 15, 2021.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2021	2020	2021	2020
Net Income	$26,037	$12,989	$43,499	$28,517
Average Common Shares:
Basic (weighted-average outstanding shares)	11,842	11,778	11,831	11,769
Dilutive potential common shares from stock options	60	64	61	66
Diluted (weighted-average outstanding shares)	11,902	11,842	11,892	11,835

Basic earnings per share	$2.20	$1.10	$3.68	$2.42
Diluted earnings per share	$2.19	$1.10	$3.66	$2.41

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net Sales
Wholegoods	$270,665	$206,858	$509,963	$450,389
Parts	67,067	57,682	127,592	117,292
Other	9,818	4,095	21,184	15,402
Consolidated	$347,550	$268,635	$658,739	$583,083

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net Sales
United States	$242,361	$200,517	$461,790	$434,676
France	23,064	16,528	48,016	38,611
Canada	25,675	14,785	44,884	28,397
United Kingdom	15,817	10,779	28,316	24,008
Netherlands	8,680	6,239	16,165	13,886
Brazil	8,303	3,717	14,184	8,263
Australia	4,796	2,837	9,589	5,190
Germany	1,893	2,504	3,832	4,848
Other	16,961	10,729	31,963	25,204
Consolidated	$347,550	$268,635	$658,739	$583,083

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net Sales
Industrial	$231,207	$182,257	$443,118	$412,232
Agricultural	116,343	86,378	215,621	170,851
Consolidated	$347,550	$268,635	$658,739	$583,083

Income from Operations
Industrial	$19,934	$13,898	$36,025	$32,215
Agricultural	13,656	8,763	23,003	14,302
Consolidated	$33,590	$22,661	$59,028	$46,517

(in thousands)	June 30, 2021	December 31, 2020
Goodwill
Industrial	$180,827	$181,338
Agricultural	14,109	13,794
Consolidated	$194,936	$195,132

Total Identifiable Assets
Industrial	$917,336	$868,688
Agricultural	291,490	240,641
Consolidated	$1,208,826	$1,109,329

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(30,607)	$(6,604)	$(4,701)	$(41,912)	$(55,913)	$(5,795)	$(3,780)	$(65,488)
Other comprehensive income (loss) before reclassifications	4,566	—	757	5,323	5,604	—	(683)	4,921
Amounts reclassified from accumulated other comprehensive loss	—	252	(669)	(417)	—	194	(461)	(267)
Other comprehensive income (loss)	4,566	252	88	4,906	5,604	194	(1,144)	4,654
Balance as of end of period	$(26,041)	$(6,352)	$(4,613)	$(37,006)	$(50,309)	$(5,601)	$(4,924)	$(60,834)

	Six Months Ended June 30,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(26,597)	$(6,855)	$(6,874)	$(40,326)	$(35,459)	$(5,989)	$610	$(40,838)
Other comprehensive income (loss) before reclassifications	556	—	3,580	4,136	(14,850)	—	(5,138)	(19,988)
Amounts reclassified from accumulated other comprehensive loss	—	503	(1,319)	(816)	—	388	(396)	(8)
Other comprehensive income (loss)	556	503	2,261	3,320	(14,850)	388	(5,534)	(19,996)
Balance as of end of period	$(26,041)	$(6,352)	$(4,613)	$(37,006)	$(50,309)	$(5,601)	$(4,924)	$(60,834)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
As a Percent of Net Sales	2021	2020	2021	2020

Industrial	66.5%	67.8%	67.3%	70.7%
Agricultural	33.5%	32.2%	32.7%	29.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2021	2020	2021	2020

Gross profit	25.4%	25.2%	25.0%	25.2%
Income from operations	9.7%	8.4%	9.0%	8.0%
Income before income taxes	9.9%	6.6%	8.6%	6.6%
Net income	7.5%	4.8%	6.6%	4.9%

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

We are seeing steadily improving overall business conditions in the markets we serve and remain focused on meeting customer demand as efficiently as possible. The recent resurgence of COVID-19 variant cases is concerning and we are monitoring this situation, but we have not yet seen any new material negative impacts on our business coming from this resurgence of cases. We have experienced a slight increase in cases at several of our locations but we are currently operating at full or nearly full capacity at most of our facilities worldwide. Both new orders and backlogs in our Industrial and Agricultural Divisions continued to improve.

For the first six months of 2021, the Company's net sales increased by 13%, and net income increased by 53% compared to the same period in 2020. The increase in both net sales and net income was primarily due to a strong recovery in customer demand for our products compared to the prior year which was materially impacted by the COVID-19 pandemic. Offsetting the increase were disruptions in our supply chain, labor shortages, significant input cost inflation, logistics issues and, to a lesser extent, COVID-19 pandemic operational disruptions.

The Company's Industrial Division experienced a 7% increase in sales for the first six months of 2021 compared to the first six months of 2020 due to increased customer demand. The Division's new orders and backlog improved in all product lines, though cases of COVID-19 in certain facilities caused some operational delays. The Division's income from operations for the first six months of 2021 was up 12% versus the same period in 2020, due to increased demand and offset by supply chain issues and higher input costs on materials.

The Company's Agricultural Division sales increased in the first six months of 2021 by 26% compared to the first six months of 2020. Agricultural sales continue to rebound due to improved commodity prices, government subsidies, and increased customer demand for our products aided by lower dealer inventory. Negatively impacting this Division were supply chain disruptions and higher input costs. Notwithstanding these challenges, the Division's income from operations recorded a 61% improvement compared to the first six months of 2020.

Consolidated income from operations was $33.6 million in the first six months of 2021 compared to $22.7 million in the first six months of 2020. The 2020 first six months results included a $2.7 million non-cash inventory step-up expense related to the Morbark acquisition which was completed in October of 2019. The Company's backlog increased 132% to $503.6 million at the end of the second quarter of 2021 versus a backlog of $216.6 million at the end of the second quarter of 2020. The increase in the Company's backlog was primarily attributable to improved market conditions and an increase in customer demand for our products in both Divisions as outlined above.

We believe the COVID-19 pandemic will continue to impact our business during 2021. However, the nature and severity of the impact will remain uncertain for some time and will depend on numerous evolving factors which cannot be predicted, including the duration and scope of the pandemic, the availability, effectiveness and acceptance of treatment efforts and vaccines, and the immediate and longer term economic consequences felt by our dealers and government customers, which could result in changes in demand for our products. We are concerned about the recent resurgence of COVID-19 variant cases and the direct and indirect impacts this may have on our business for the balance of 2021. Thus far, we have not seen a significant rise in COVID-19 cases in our facilities, but a continuing resurgence of cases could negatively impact us in the future by, among other things, reducing overall customer demand or creating operational disruptions that could lead to delayed deliveries or negative cost impacts. As a consequence of the pandemic, we are still facing several challenges, most notably supply chain and logistics challenges including shipping bottlenecks (on both sea and land) and the unavailability of certain raw materials and key product components. These issues can lead to delays in shipment, cost increases and other effects that may negatively impact us. In addition, we continue to experience inflationary pressure on input costs and a difficult labor market.

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

Results of Operations

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Net sales for the second quarter of 2021 were $347.6 million, an increase of $79.0 million or 29% compared to $268.6 million for the second quarter of 2020. Net sales during the second quarter of 2021 improved due to increased customer demand for our products versus the second quarter of 2020 which was negatively affected by the COVID-19 pandemic.

Net Industrial sales increased by $48.9 million or 27% to $231.2 million for the second quarter of 2021 compared to $182.3 million during the same period in 2020. The increase was due to strong customer demand for the Company's Industrial products and to a lessor extent pricing actions. Governmental sales were robust during the second quarter of 2021 as both state and municipal governmental budgets recovered at a faster pace than was expected, but have not yet recovered to pre-pandemic levels. Non-governmental sales were also up as forestry and tree care markets were stronger as compared to the second quarter of 2020 where those markets were materially impacted by the COVID-19 pandemic. Supply chain and logistics disruptions had an overall negative impact during the second quarter of 2021.

Net Agricultural sales were $116.3 million in the second quarter of 2021 compared to $86.4 million for the same period in 2020, an increase of $29.9 million or 35%. The increase was mainly due to the continued strengthening of the agricultural market that began in the second half of 2020 and recent price increases. This Division also experienced supply chain disruptions in the second quarter of 2021 including delays in receiving component parts from supply chain partners and logistics issues.

Gross profit for the second quarter of 2021 was $88.1 million (25% of net sales) compared to $67.8 million (25% of net sales) during the same period in 2020, an increase of $20.3 million.  The increase in gross profit during the second quarter of 2021 compared to the second quarter of 2020 was due to higher sales volume. This was offset by higher input costs, mainly from steel, along with higher costs of component parts which also had a negative affect on the gross margin percentage during the second quarter of 2021. The second quarter of 2020 included $0.7 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $50.9 million (15% of net sales) during the second quarter of 2021 compared to $41.6 million (15% of net sales) during the same period of 2020, an increase of $9.3 million. The increase in SG&A expense in the second quarter of 2021 compared to the second quarter of 2020 was attributable to higher administrative expenses as the Company returns to pre-pandemic expense levels. Amortization expense in the second quarter of 2021 was $3.7 million compared to $3.6 million in the same period in 2020, an increase of $0.1 million.

Interest expense was $2.9 million for the second quarter of 2021 compared to $3.9 million during the same period in 2020, a decrease of $1.0 million. The decrease in interest expense during the second quarter of 2021 versus the second quarter of 2020 was attributable to the Company's continued reduction of debt levels.

Other income (expense), net was $3.3 million of income for the second quarter of 2021 compared to $1.3 million of expense during the same period in 2020.  The income in 2021 was primarily the result of changes in currency exchange rates and a gain of $3.4 million from the sale of a facility in the Netherlands. The expense in 2020 was primarily the result of changes in currency exchange rates.

Provision for income taxes was $8.2 million (24% of income before income tax) in the second quarter of 2021 compared to $4.7 million (27% of income before income tax) during the same period in 2020. The decrease in the tax rate for 2021 was a result of discrete tax benefits associated with stock based compensation, and a tax benefit associated with a state audit.

The Company’s net income after tax was $26.0 million or $2.19 per share on a diluted basis for the second quarter of 2021 compared to $13.0 million or $1.10 per share on a diluted basis for the second quarter of 2020.  The increase of $13.0 million resulted from the factors described above.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Net sales for the first six months of 2021 were $658.7 million, an increase of $75.6 million or 13% compared to $583.1 million for the first six months of 2020. The increase was attributable to a strong recovery in customer demand for our products in both the Industrial and Agricultural Divisions and to a lessor extent pricing actions. The Company's performance during the first six months of 2020 were materially impacted by the COVID-19 pandemic.

Net Industrial sales increased during the first six months by $30.9 million or 7% to $443.1 million for 2021 compared to $412.2 million during the same period in 2020. The increase came from higher customer demand during the second quarter of 2021 which more than offset lower sales in the first quarter of 2021 due to the negative effects from the COVID-19 pandemic which began at the end of the first quarter of 2020. Supply chain disruptions and unfavorable input cost changes constrained this Division during the first six months of 2021.

Net Agricultural sales were $215.6 million during the first six months of 2021 compared to $170.9 million for the same period in 2020, an increase of $44.7 million or 26%. The increase in sales for the first six months of 2021 compared to the first six months of 2020 was attributable to increased customer demand aided by low dealer inventories. North American and European markets not only continued to remain strong, but Brazil and Australian markets have shown solid increases as our presence in those markets has steadily improved since early last year. This Division was also negatively affected by supply chain disruptions and higher input costs.

Gross profit for the first six months of 2021 was $164.6 million (25% of net sales) compared to $146.8 million (25% of net sales) during the same period in 2020, an increase of $17.8 million. The increase in gross profit was due to higher sales volume during the first six months of 2021. This was offset by inflationary pressures, mainly from steel, along with higher costs relating to delivery of component parts, such as airfreighting charges to meet customer deliveries. This also had a negative impact on gross margin percent for the first six months of 2021. Negatively affecting the gross margin and gross margin percentage during the first six months of 2020 was $2.7 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition..

SG&A expenses were $98.2 million (15% of net sales) during the first six months of 2021 compared to $92.8 million (16% of net sales) during the same period of 2020, an increase of $5.4 million. The first six months of 2021 included higher administrative expenses as the Company returns to pre-pandemic expense levels. Amortization expense in the first six months of 2021 was $7.3 million compared to $7.4 million in the same period in 2020, a decrease of $0.1 million.

Interest expense was $5.5 million for the first six months of 2021 compared to $9.5 million during the same period in 2020, a decrease of $4.0 million. The decrease during the first six months of 2021 compared to the first six months of 2020 came from the Company's continued reduction of debt levels.

Other income (expense), net was $2.6 million of income during the first six months of 2021 compared to $1.1 million of income in the first six months of 2020. The income in 2021 is primarily from changes in exchange rates and the sale of a facility in the Netherlands of $3.4 million. The income in 2020 were primarily the result of changes in exchange rates and to a lesser extent the gain on the sale of two properties, one in the U.S. and one in Canada.

Provision for income taxes was $13.3 million (23% of income before income taxes) in the first six months of 2021 compared to $10.3 million (26% of income before income taxes) during the same period in 2020. The decrease in the tax rate for 2021 was due was a result of a discrete benefit for state tax rate changes, discrete tax benefits associated with stock based compensation, and a tax benefit associated with the reduction in US taxation of certain foreign earnings.

The Company's net income after tax was $43.5 million or $3.66 per share on a diluted basis for the first six months of 2021 compared to $28.5 million or $2.41 per share on a diluted basis for the first six months of 2020. The increase of $15.0 million resulted from the factors described above.

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

As of June 30, 2021, the Company had working capital of $437.9 million which represents an increase of $92.2 million from working capital of $345.7 million at December 31, 2020. The increase in working capital was primarily a result of volume-driven and inflation increases in accounts receivable and inventory levels.

Capital expenditures were $9.4 million for the first six months of 2021, compared to $12.5 million during the first six months of 2020. In response to the COVID-19 pandemic, we limited new capital expenditures in projects in 2020, however, for the full year of 2021 we expect to return to a more normalized capital expenditure level. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $— million during the first six months of 2021 compared to $9.4 million during the first six months of 2020.
Net cash provided by financing activities was $26.3 million and net cash used in financing activities was $8.5 million during the six month periods ended June 30, 2021 and June 30, 2020, respectively. Higher Net cash provided by financing activities for the first six months of 2021 relates to increase borrowings on the revolving credit facility for increased working capital in support of elevated backlog levels.

The Company had $79.4 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2021. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company borrowed $300.0 million pursuant to a Term Facility repayable at a percentage of the initial principal amount of the Term Facility equal to 5.0% per year along with interest payable quarterly. The remaining principal amount is due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of June 30, 2021, $315.8 million was outstanding under the Credit Agreement, $273.8 million on the Term Facility and $42.0 million on the Revolver Facility. On June 30, 2021, $2.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $174.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2021.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the ongoing impact of the COVID-19 pandemic, including the recent surge of COVID-19 variant cases in the U.S. and in the other markets we serve; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; weakness in our Industrial Division due to changes in customer behavior; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of raw materials and product components, particularly steel and steel products; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company continues to experience the impacts of COVID-19 on its markets and operations including, most notably, operational and supply chain disruptions. The full extent to which COVID-19 will continue to adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $4.6 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $4.6 million for the six month period ended June 30, 2021.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2021 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.6 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of June 30, 2021, the Company had $315.8 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K").

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2020 Form 10-K for the year ended December 31, 2020.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1-30, 2021	—	—	—	$25,861,222
May 1-31, 2021	—	—	—	$25,861,222
June 1-30, 2021	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Amendment to Executive Change in Control Agreement	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2021	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)