Form 10-Q
period 2021-09-30
ALAMO GROUP INC
filed 2021-11-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

At October 29, 2021, 11,923,746 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2021 and December 31, 2020

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2021 and September 30, 2020

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2021 and September 30, 2020

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2021 and September 30, 2020

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2021 and September 30, 2020

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	27

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$89,189	$50,195
Accounts receivable, net	245,517	209,276
Inventories, net	294,270	242,501
Prepaid expenses and other current assets	6,741	7,382
Income tax receivable	66	6,186
Total current assets	635,783	515,540

Rental equipment, net	36,244	42,266

Property, plant and equipment	316,347	312,362
Less: Accumulated depreciation	(168,557)	(156,928)
Total property, plant and equipment, net	147,790	155,434

Goodwill	193,572	195,132
Intangible assets, net	181,516	193,172
Deferred income taxes	2,004	1,203
Other non-current assets	20,869	19,112

Total assets	$1,217,778	$1,121,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$107,059	$75,317
Income taxes payable	6,425	2,278
Accrued liabilities	67,183	64,634
Current maturities of long-term debt and finance lease obligations	15,059	15,066
Total current liabilities	195,726	157,295

Long-term debt and finance lease obligations, net of current maturities	279,215	270,320
Long-term tax liability	4,408	3,954
Deferred pension liability	963	1,731
Other long-term liabilities	28,095	30,744
Deferred income taxes	17,709	22,812

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,870,513 and 11,809,926 outstanding at September 30, 2021 and December 31, 2020, respectively	1,187	1,181
Additional paid-in-capital	123,446	118,528
Treasury stock, at cost; 82,600 shares at September 30, 2021 and December 31, 2020, respectively	(4,566)	(4,566)
Retained earnings	616,235	560,186
Accumulated other comprehensive loss	(44,640)	(40,326)
Total stockholders’ equity	691,662	635,003

Total liabilities and stockholders’ equity	$1,217,778	$1,121,859

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Net sales:
Industrial	$218,988	$196,241	$662,106	$608,473
Agricultural	119,323	95,518	334,944	266,369
Total net sales	338,311	291,759	997,050	874,842
Cost of sales	252,015	213,123	746,188	649,441
Gross profit	86,296	78,636	250,862	225,401

Selling, general and administrative expenses	52,586	44,069	150,803	136,868
Amortization expense	3,667	3,644	10,988	11,093
Income from operations	30,043	30,923	89,071	77,440

Interest expense	(2,660)	(3,461)	(8,127)	(12,921)
Interest income	296	306	877	968
Other income (expense), net	36	(333)	2,659	720
Income before income taxes	27,715	27,435	84,480	66,207
Provision for income taxes	10,196	7,402	23,462	17,657
Net Income	$17,519	$20,033	$61,018	$48,550

Net income per common share:
Basic	$1.48	$1.70	$5.16	$4.12
Diluted	$1.47	$1.69	$5.13	$4.10
Average common shares:
Basic	11,842	11,788	11,835	11,776
Diluted	11,900	11,851	11,895	11,840

Dividends declared	$0.14	$0.13	$0.42	$0.39

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$17,519	$20,033	$61,018	$48,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $(321) and zero, and $(436) and zero, respectively	(9,216)	8,606	(8,660)	(6,244)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(67) and $(51), and $(201) and $(155), respectively	251	194	754	582
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(354) and $205, and $(955) and $1,586, respectively	1,331	(986)	3,592	(6,520)
Other comprehensive income (loss), net of tax	(7,634)	7,814	(4,314)	(12,182)
Comprehensive income	$9,885	$27,847	$56,704	$36,368

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$575,994	$(41,912)	$651,241
Other comprehensive income	—	—	—	—	26,037	4,906	30,943
Stock-based compensation expense	—	—	1,316	—	—	—	1,316
Stock-based compensation transactions	23	2	(604)	—	—	—	(602)
Dividends paid ($0.14 per share)	—	—	—	—	(1,657)	—	(1,657)
Balance at June 30, 2021	11,779	$1,186	$121,253	$(4,566)	$600,374	$(37,006)	$681,241
Other comprehensive income	—	—	—	—	17,519	(7,634)	9,885
Stock-based compensation expense	—	—	2,840	—	—	—	2,840
Stock-based compensation transactions	9	1	(647)	—	—	—	(646)
Dividends paid ($0.14 per share)	—	—	—	—	(1,658)	—	(1,658)
Balance at September 30, 2021	11,788	$1,187	$123,446	$(4,566)	$616,235	$(44,640)	$691,662

For nine months ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$500,320	$(40,838)	$569,757
Other comprehensive income	—	—	—	—	15,528	(24,650)	(9,122)
Stock-based compensation expense	—	—	933	—	—	—	933
Stock-based compensation transactions	9	1	368	—	—	—	369
Dividends paid ($0.13 per share)	—	—	—	—	(1,528)	—	(1,528)
Balance at March 31, 2020	11,679	$1,176	$114,967	$(4,566)	$514,320	$(65,488)	$560,409
Other comprehensive income	—	—	—	—	12,989	4,654	17,643
Stock-based compensation expense	—	—	1,103	—	—	—	1,103
Stock-based compensation transactions	25	3	(476)	—	—	—	(473)
Dividends paid ($0.13 per share)	—	—	—	—	(1,531)	—	(1,531)
Balance at June 30, 2020	11,704	$1,179	$115,594	$(4,566)	$525,778	$(60,834)	$577,151
Other comprehensive income	—	—	—	—	20,033	7,814	27,847
Stock-based compensation expense	—	—	1,079	—	—	—	1,079
Stock-based compensation transactions	16	1	666	—	—	—	667
Dividends paid ($0.13 per share)	—	—	—	—	(1,531)	—	(1,531)
Balance at September 30, 2020	11,720	$1,180	$117,339	$(4,566)	$544,280	$(53,020)	$605,213

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating Activities
Net income	$61,018	$48,550
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	133	541
Depreciation - Property, plant and equipment	15,798	14,237
Depreciation - Rental equipment	6,562	7,504
Amortization of intangibles	10,988	11,093
Amortization of debt issuance	500	500
Stock-based compensation expense	5,396	3,115
Provision for deferred income tax (benefit)	(6,705)	(4,548)
Gain on sale of property, plant and equipment	(4,162)	(1,037)
Changes in operating assets and liabilities:
Accounts receivable	(38,106)	17,612
Inventories	(54,408)	22,893
Rental equipment	(540)	4,189
Prepaid expenses and other assets	(1,668)	5,765
Trade accounts payable and accrued liabilities	36,331	(2,422)
Income taxes payable	10,266	8,432
Long-term tax payable	454	(654)
Other assets and long-term liabilities, net	1,530	205
Net cash provided by operating activities	43,387	135,975

Investing Activities
Purchase of property, plant and equipment	(14,584)	(14,962)
Proceeds from sale of property, plant and equipment	9,287	3,433
Purchase of patents	(44)	—
Net cash used in investing activities	(5,341)	(11,529)

Financing Activities
Borrowings on bank revolving credit facility	128,000	98,000
Repayments on bank revolving credit facility	(108,000)	(153,000)
Principal payments on long-term debt and finance leases	(11,308)	(15,094)
Dividends paid	(4,969)	(4,590)
Proceeds from exercise of stock options	1,485	1,272
Common stock repurchased	(1,957)	(710)
Net cash provided (used) by financing activities	3,251	(74,122)

Effect of exchange rate changes on cash and cash equivalents	(2,303)	880
Net change in cash and cash equivalents	38,994	51,204
Cash and cash equivalents at beginning of the year	50,195	42,311
Cash and cash equivalents at end of the period	$89,189	$93,515

Cash paid during the period for:
Interest	$7,839	$14,149
Income taxes	20,151	13,309
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2021

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

Effective July 1, 2021, the Company changed its method of accounting for its U.S. inventories currently accounted for under last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company applied this change retrospectively for all prior periods presented and is discussed in further detail in Note 2.

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

2. Accounting Policies

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Effective July 1, 2021, the Company changed its method of accounting for its U.S. inventories currently accounted for under the LIFO method to the FIFO method. Total U.S. inventories that utilized the LIFO cost method represented 41% of the Company's total inventory as of December 31, 2020 prior to this change in method. The Company believes the FIFO method is preferable because it: (i) more accurately matches cost of sales with the related revenues as the FIFO method more accurately resembles the physical flow of inventory and; (ii) conforms all of the Company’s consolidated inventory to a single method of accounting. The Company also notes that the revised policy improves comparability with many of the Company's peers.

The Company applied this change retrospectively to all periods presented. There was an immaterial impact to the Company’s Consolidated Income Statement and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2020 and 2021. The following financial statement line items in the Company's Consolidated Balance Sheet as of December 31, 2020 was adjusted as follows:

Consolidated Balance Sheets
(in thousands)	December 31, 2020
	As Originally Reported	Effect of Change	As Adjusted

Inventories, net	$229,971	$12,530	$242,501
Deferred income taxes (liability)	19,642	3,170	22,812
Retained earnings	550,826	9,360	560,186

3.  Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At September 30, 2021 the Company had $10.5 million in reserves for sales discounts compared to $13.5 million at December 31, 2020 related to products shipped to our customers under various promotional programs.

4.  Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
		As Adjusted

Finished goods	$253,430	$208,656
Work in process	23,876	21,225
Raw materials	16,964	12,620
Inventories, net	$294,270	$242,501

Inventory obsolescence reserves were $10.7 million at September 30, 2021 and $12.0 million at December 31, 2020.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $20.8 million and $18.0 million at September 30, 2021 and December 31, 2020, respectively. The Company recognized depreciation expense of $2.1 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively and $6.6 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2021 and December 31, 2020, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2021:

	Industrial	Agricultural	Consolidated
(in thousands)
Balance at December 31, 2020	$181,338	$13,794	$195,132
Translation adjustment	(1,244)	(316)	(1,560)
Balance at September 30, 2021	$180,094	$13,478	$193,572

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2021	December 31, 2020
Definite:
Trade names and trademarks	15-25 years	$67,264	$67,770
Customer and dealer relationships	8-15 years	122,350	122,470
Patents and drawings	3-12 years	28,593	28,764
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		222,407	223,204
Less accumulated amortization		(46,391)	(35,532)
Total net		176,016	187,672
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$181,516	$193,172

The Company recognized amortization expense of $3.7 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and $11.0 million and $11.1 million for the nine months ended September 30, 2021 and 2020, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$17	$22	$51	$70
Interest on lease liabilities	1	1	3	5
Operating lease cost	1,464	1,216	3,985	3,624
Short-term lease cost	365	150	822	608
Variable lease cost	87	120	300	364
Total lease cost	$1,934	$1,509	$5,161	$4,671

Rent expense for the three and nine months ended September 30, 2021 and 2020 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2021		December 31, 2020
2021	$1,391	*	$4,072
2022	4,797		3,063
2023	3,440		2,089
2024	2,329		1,465
2025	1,704		1,244
Thereafter	4,182		3,622
Total minimum lease payments	$17,843		$15,555
Less imputed interest	(1,278)		(1,310)
Total operating lease liabilities	$16,565		$14,245
*Period ended September 30, 2021 represents the remaining three months of 2021.
Future Lease Commencements

As of September 30, 2021, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $1.2 million. These operating leases will commence in fiscal year 2021 with lease terms of 2 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2021	December 31, 2020
Other non-current assets	$16,400	$14,144

Accrued liabilities	4,742	3,680
Other long-term liabilities	11,823	10,565
Total operating lease liabilities	$16,565	$14,245

Weighted Average Remaining Lease Term	5.14 years	5.83 years
Weighted Average Discount Rate	2.85%	3.04%

Supplemental Cash Flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,603	$3,362

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current Maturities:
Finance lease obligations	$59	$66
Term debt	15,000	15,000
	15,059	15,066
Long-term debt:
Finance lease obligations	33	87
Term debt, net	254,182	265,233
Bank revolving credit facility	25,000	5,000
Total Long-term debt	279,215	270,320
Total debt	$294,274	$285,386

As of September 30, 2021, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $191.6 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Dividends declared	$0.14	$0.13	$0.42	$0.39
Dividends paid	$0.14	$0.13	$0.42	$0.39

On October 1, 2021, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.14 per share, which was paid on October 28, 2021, to shareholders of record at the close of business on October 15, 2021.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2021	2020	2021	2020
Net Income	$17,519	$20,033	$61,018	$48,550
Average Common Shares:
Basic (weighted-average outstanding shares)	11,842	11,788	11,835	11,776
Dilutive potential common shares from stock options	58	63	60	64
Diluted (weighted-average outstanding shares)	11,900	11,851	11,895	11,840

Basic earnings per share	$1.48	$1.70	$5.16	$4.12
Diluted earnings per share	$1.47	$1.69	$5.13	$4.10

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Sales
Wholegoods	$251,712	$212,918	$761,674	$663,306
Parts	74,009	71,419	201,601	188,712
Other	12,590	7,422	33,775	22,824
Consolidated	$338,311	$291,759	$997,050	$874,842

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Sales
United States	$249,024	$216,550	$710,814	$651,226
France	21,236	20,075	69,252	58,686
Canada	15,499	16,392	60,383	44,789
United Kingdom	15,524	14,127	43,840	38,135
Netherlands	6,624	5,547	22,789	19,433
Brazil	9,212	3,937	23,396	12,200
Australia	4,999	2,587	14,588	7,777
Germany	2,665	2,233	6,497	7,081
Other	13,528	10,311	45,491	35,515
Consolidated	$338,311	$291,759	$997,050	$874,842

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Sales
Industrial	$218,988	$196,241	$662,106	$608,473
Agricultural	119,323	95,518	334,944	266,369
Consolidated	$338,311	$291,759	$997,050	$874,842

Income from Operations
Industrial	$15,951	$19,238	$52,004	$51,453
Agricultural	14,092	11,685	37,067	25,987
Consolidated	$30,043	$30,923	$89,071	$77,440

(in thousands)	September 30, 2021	December 31, 2020
Goodwill
Industrial	$180,094	$181,338
Agricultural	13,478	13,794
Consolidated	$193,572	$195,132

Total Identifiable Assets
Industrial	$920,525	$875,081
Agricultural	297,253	246,778
Consolidated	$1,217,778	$1,121,859

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(26,041)	$(6,352)	$(4,613)	$(37,006)	$(50,309)	$(5,601)	$(4,924)	$(60,834)
Other comprehensive income (loss) before reclassifications	(9,216)	—	2,013	(7,203)	8,606	—	(341)	8,265
Amounts reclassified from accumulated other comprehensive loss	—	251	(682)	(431)	—	194	(645)	(451)
Other comprehensive income (loss)	(9,216)	251	1,331	(7,634)	8,606	194	(986)	7,814
Balance as of end of period	$(35,257)	$(6,101)	$(3,282)	$(44,640)	$(41,703)	$(5,407)	$(5,910)	$(53,020)

	Nine Months Ended September 30,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(26,597)	$(6,855)	$(6,874)	$(40,326)	$(35,459)	$(5,989)	$610	$(40,838)
Other comprehensive income (loss) before reclassifications	(8,660)	—	5,593	(3,067)	(6,244)	—	(5,479)	(11,723)
Amounts reclassified from accumulated other comprehensive loss	—	754	(2,001)	(1,247)	—	582	(1,041)	(459)
Other comprehensive income (loss)	(8,660)	754	3,592	(4,314)	(6,244)	582	(6,520)	(12,182)
Balance as of end of period	$(35,257)	$(6,101)	$(3,282)	$(44,640)	$(41,703)	$(5,407)	$(5,910)	$(53,020)

14.  Subsequent Events

On October 26, 2021, the Company announced that it acquired 100% of the outstanding capital shares of Timberwolf Limited (“Timberwolf”) in the U.K for approximately $18.0 million. Timberwolf manufactures a broad range of commercial wood chippers, primarily serving markets in the U.K. and the European Union.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a Percent of Net Sales	2021	2020	2021	2020

Industrial	64.7%	67.3%	66.4%	69.6%
Agricultural	35.3%	32.7%	33.6%	30.4%
Total sales, net	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Trends and Profit Margin, as Percentages of Net Sales	2021	2020	2021	2020

Gross profit	25.5%	27.0%	25.2%	25.8%
Income from operations	8.9%	10.6%	8.9%	8.9%
Income before income taxes	8.2%	9.4%	8.5%	7.6%
Net income	5.2%	6.9%	6.1%	5.5%

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

We experienced continued strong demand for our products during the third quarter of 2021. COVID-19 variant cases have generally fallen since the summer peak levels and we have experienced less disruption in our business as a direct result of COVID-19 illness. However, we continue to struggle with the indirect consequences of the pandemic and we expect that these issues will persist, at least in the near-term. Our top line performance was constrained by supply chain disruptions and labor shortages. While we have elevated engagement with our key suppliers and taken other actions to mitigate supply chain disruptions, we expect these challenges to continue for at least the remainder of 2021. We also experienced a shortage of skilled labor along with higher material and transportation costs, all of which negatively impacted our operations and financial results during the quarter.

For the first nine months of 2021, the Company's net sales increased by 14%, and net income increased by 26% compared to the same period in 2020. The increase in both net sales and net income was primarily due to a strong recovery in customer demand for our products compared to the prior year which was materially impacted by the COVID-19 pandemic. Offsetting the increase were disruptions in our supply chain, labor shortages, significant input cost inflation, and logistics issues.

The Company's Industrial Division experienced a 9% increase in sales for the first nine months of 2021 compared to the first nine months of 2020 due to increased customer demand and to a lesser extent pricing actions. The Division's new orders and backlog improved in all product lines, though cases of COVID-19 in certain facilities caused some operational delays during the first half of 2021. The Division's income from operations for the first nine months of 2021 was up 1% versus the same period in 2020, due to increased demand but offset by higher input costs and supply chain disruptions which negatively affected manufacturing efficiencies.

The Company's Agricultural Division sales increased in the first nine months of 2021 by 26% compared to the first nine months of 2020. Agricultural sales continue to rebound due to improved commodity prices, government subsidies, and increased customer demand for our products aided by lower dealer inventory. Negatively impacting this Division were higher input costs and supply chain disruptions which affected manufacturing efficiencies. Notwithstanding these challenges, the Division's income from operations recorded a 43% improvement compared to the first nine months of 2020.

Consolidated income from operations was $89.1 million in the first nine months of 2021 compared to $77.4 million in the first nine months of 2020. The results of the first nine months of 2021 included a $1.1 million expense related to an acceleration of stock expense. The 2020 first nine months results included a $3.5 million non-cash inventory step-up expense related to the Morbark acquisition which was completed in October of 2019. The Company's backlog increased 154% to $645.1 million at the end of the third quarter of 2021 versus a backlog of $254.5 million at the end of the third quarter of 2020. The increase in the Company's backlog was primarily attributable to improved market conditions and an increase in customer demand for our products in both Divisions as outlined above.

There remain many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of an increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the distribution of vaccines and other treatment options to address the virus. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, the impact of treatment options and of virus variants, the pandemic’s effect on our markets, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. While we have generally seen a decline of COVID-19 cases in our facilities and in the markets we serve, a continuing resurgence of cases could negatively impact us in the future by, among other things, reducing overall customer demand or creating operational disruptions that could lead to delayed deliveries or negative cost impacts. We also face several ongoing challenges, including supply chain and logistics challenges, the unavailability of certain raw materials and key product components, and input cost inflation. We believe many of these issues are likely to persist in the near-term. These issues may negatively impact our business and financial results.

While the direct and indirect consequences of the COVID-19 pandemic will certainly pose the greatest risk for the Company during the remainder of 2021, the Company may also be negatively affected by several other factors such as changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, further supply chain issues, changes in U.S. fiscal policy such as changes in the federal tax rate, weakness in the overall world-wide economy, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").

Results of Operations

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Net sales for the third quarter of 2021 were $338.3 million, an increase of $46.5 million or 16% compared to $291.8 million for the third quarter of 2020. Net sales during the third quarter of 2021 improved due to increased customer demand for our products versus the third quarter of 2020 which was negatively affected by the COVID-19 pandemic.

Net Industrial sales increased by $22.8 million or 12% to $219.0 million for the third quarter of 2021 compared to $196.2 million during the same period in 2020. The increase was due to strong customer demand for the Company's Industrial products and to a lesser extent pricing actions. Governmental sales were strong during the third quarter of 2021 as both state and municipal governmental budgets recovered at a faster pace than was expected, but have not yet recovered to pre-pandemic levels. Non-governmental sales were also up as forestry and tree care markets were stronger as compared to the third quarter of 2020 where those markets were materially impacted by the COVID-19 pandemic. Supply chain and logistics disruptions, which affected our manufacturing efficiencies, had an overall negative impact during the third quarter of 2021.

Net Agricultural sales were $119.3 million in the third quarter of 2021 compared to $95.5 million for the same period in 2020, an increase of $23.8 million or 25%. The increase was mainly due to the continued strengthening of the agricultural market that began in the second half of 2020 and recent price increases.

This Division also experienced supply chain disruptions in the third quarter of 2021 including delays in receiving component parts from supply chain partners and logistics issues.

Gross profit for the third quarter of 2021 was $86.3 million (26% of net sales) compared to $78.6 million (27% of net sales) during the same period in 2020, an increase of $7.7 million.  The increase in gross profit during the third quarter of 2021 compared to the third quarter of 2020 was due to higher sales volume. This was offset by higher input costs, mainly from steel, along with higher costs of component parts which also had a negative affect on the gross margin percentage during the third quarter of 2021. The third quarter of 2020 included $0.9 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $52.6 million (16% of net sales) during the third quarter of 2021 compared to $44.1 million (15% of net sales) during the same period of 2020, an increase of $8.5 million. The increase in SG&A expense in the third quarter of 2021 compared to the third quarter of 2020 was attributable to higher administrative and marketing expenses as the Company returned to pre-pandemic expense levels. Included in the 2021 SG&A expenses, are additional stock based compensation in the amount of $1.1 million related to the acceleration of restricted stock awards of our former CEO. Amortization expense in the third quarter of 2021 was $3.7 million compared to $3.6 million in the same period in 2020, an increase of $0.1 million.

Interest expense was $2.7 million for the third quarter of 2021 compared to $3.5 million during the same period in 2020, a decrease of $0.8 million. The decrease in interest expense during the third quarter of 2021 versus the third quarter of 2020 was attributable to the Company's continued reduction of debt levels.

Other income (expense), net was $36.0 thousand of income for the third quarter of 2021 compared to $0.3 million of expense during the same period in 2020.  The income in 2021 was primarily the result of changes in currency exchange rates and the expense in 2020 was primarily the result of changes in currency exchange rates.

Provision for income taxes was $10.2 million (37% of income before income tax) in the third quarter of 2021 compared to $7.4 million (27% of income before income tax) during the same period in 2020. The increase in the tax rate for 2021 was due to a provision made for stock-based compensation in anticipation of a 28% full year effective tax rate and a non-deductible acceleration of restricted stock awards related to the retirement of our former CEO.

The Company’s net income after tax was $17.5 million or $1.47 per share on a diluted basis for the third quarter of 2021 compared to $20.0 million or $1.69 per share on a diluted basis for the third quarter of 2020.  The decrease of $2.5 million resulted from the factors described above.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Net sales for the first nine months of 2021 were $997.1 million, an increase of $122.3 million or 14% compared to $874.8 million for the first nine months of 2020. The increase was attributable to a strong recovery in customer demand for our products in both the Industrial and Agricultural Divisions and to a lesser extent pricing actions. The Company's performance during the first nine months of 2020 were materially impacted by the COVID-19 pandemic.

Net Industrial sales increased during the first nine months by $53.6 million or 9% to $662.1 million for 2021 compared to $608.5 million during the same period in 2020. The increase came from higher customer demand during the second and third quarter of 2021 which more than offset lower sales in the first quarter of 2021 due to the negative effects from the COVID-19 pandemic which began at the end of the first quarter of 2020. Supply chain disruptions, logistics issues and unfavorable input cost changes constrained this Division during the first nine months of 2021.

Net Agricultural sales were $334.9 million during the first nine months of 2021 compared to $266.4 million for the same period in 2020, an increase of $68.5 million or 26%. The increase in sales for the first nine months of 2021 compared to the first nine months of 2020 was attributable to increased customer demand aided by low dealer inventories. North American and European markets not only continued to remain strong, but Brazil and Australian markets have shown solid increases as our presence in those markets has steadily improved since early last year. This Division was also negatively affected by supply chain disruptions and higher input costs.

Gross profit for the first nine months of 2021 was $250.9 million (25% of net sales) compared to $225.4 million (26% of net sales) during the same period in 2020, an increase of $25.5 million. The increase in gross profit was due to higher sales volume during the first nine months of 2021. This was offset by inflationary pressures, mainly from steel, along with higher costs relating to delivery of component parts, such as airfreighting charges to meet customer deliveries. This also had a negative impact on gross margin percent for the first nine months of 2021. Negatively affecting the gross margin and gross margin percentage during the first nine months of 2020 was $3.5 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

SG&A expenses were $150.8 million (15% of net sales) during the first nine months of 2021 compared to $136.9 million (16% of net sales) during the same period of 2020, an increase of $13.9 million. The first nine months of 2021 included higher administrative and marketing expenses as the Company returned to pre-pandemic expense levels. Amortization expense in the first nine months of 2021 was $11.0 million compared to $11.1 million in the same period in 2020, a decrease of $0.1 million.

Interest expense was $8.1 million for the first nine months of 2021 compared to $12.9 million during the same period in 2020, a decrease of $4.8 million. The decrease during the first nine months of 2021 compared to the first nine months of 2020 was attributable to the Company's continued reduction of debt levels.

Other income (expense), net was $2.7 million of income during the first nine months of 2021 compared to $0.7 million of income in the first nine months of 2020. The income in 2021 is primarily from changes in exchange rates and the sale of a facility in the Netherlands for $3.4 million. The income in 2020 were primarily the result of changes in exchange rates and to a lesser extent the gain on the sale of two properties, one in the U.S. and one in Canada.

Provision for income taxes was $23.5 million (28% of income before income taxes) in the first nine months of 2021 compared to $17.7 million (27% of income before income taxes) during the same period in 2020.

The Company's net income after tax was $61.0 million or $5.13 per share on a diluted basis for the first nine months of 2021 compared to $48.6 million or $4.10 per share on a diluted basis for the first nine months of 2020. The increase of $12.4 million resulted from the factors described above.

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

As of September 30, 2021, the Company had working capital of $440.1 million which represents an increase of $81.9 million from working capital of $358.2 million at December 31, 2020. The increase in working capital was primarily a result of volume-driven and inflation increases in accounts receivable and inventory levels.

Capital expenditures were $14.6 million for the first nine months of 2021, compared to $15.0 million during the first nine months of 2020. In response to the COVID-19 pandemic, we limited new capital expenditures in projects in 2020, however, for the full year of 2021 we expect to approve a more normalized capital expenditure level. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $5.3 million during the first nine months of 2021 compared to $11.5 million during the first nine months of 2020.
Net cash provided by financing activities was $3.3 million and net cash used in financing activities was $74.1 million during the nine month periods ended September 30, 2021 and September 30, 2020, respectively. Higher Net cash provided by financing activities for the first nine months of 2021 relates to increase borrowings on the revolving credit facility for increased working capital in support of elevated backlog levels.

The Company had $85.0 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2021. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company borrowed $300.0 million pursuant to a Term Facility repayable at a percentage of the initial principal amount of the Term Facility equal to 5.0% per year along with interest payable quarterly. The remaining principal amount is due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of September 30, 2021, $295.0 million was outstanding under the Credit Agreement, $270.0 million on the Term Facility and $25.0 million on the Revolver Facility. On September 30, 2021, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $191.6 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2021.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the ongoing direct and indirect impacts of the COVID-19 pandemic; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; trade wars or other negative economic impacts resulting from geopolitical events; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; weakness in our Industrial Division due to changes in customer behavior; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of raw materials and product components, particularly steel and steel products; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company continues to experience the impacts of COVID-19 on its markets and operations including, most notably, supply chain disruptions and skilled labor shortages. The full extent to which COVID-19 will continue to adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $9.2 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6.7 million for the nine month period ended September 30, 2021.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2021 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.5 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of September 30, 2021, the Company had $295.0 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-31, 2021	—	—	—	$25,861,222
August 1-31, 2021	—	—	—	$25,861,222
September 1-30, 2021	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program shall have a term of five (5) years, terminating on December 12, 2023.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

Item 6. - Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
18.1	—	LIFO Preferability Letter	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2021	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)