Form 10-K
period 2021-12-31
ALAMO GROUP INC
filed 2022-02-24
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2021
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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2021 (based upon the last reported sale price of $152.68 per share) was approximately $1,511,728,346 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 18, 2022 was 11,934,602 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2022 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture and servicing of high quality vegetation management and infrastructure maintenance equipment for governmental, industrial and agricultural use. The Company’s products include tractor mounted and self-propelled mowers, zero-turn mowers, agricultural implements, tree and branch chippers, forestry/wood recycling equipment, street and parking lot sweepers, leaf and debris collection equipment, pothole patchers, vacuum trucks, hydro-excavation equipment, telescopic boom excavators, and snow removal equipment. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and seeking to contain its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets.

The Company has approximately 4,200 employees and operates a total of 29 plants in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets. The primary markets for our products are North America, South America, Europe and Australia.

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

The Company entered the agricultural mowing markets in 1986 with the acquisition of Rhino Products Inc. (“Rhino”), a leading manufacturer in this field. With this acquisition, the Company embarked on a strategy to increase the Rhino dealer distribution network during a period of industry contraction. The addition of M&W Gear Company (“M&W”) in early 1995 allowed the Company to enter into the manufacturing and distribution of tillage equipment, which complements the Rhino distribution network. M&W is part of the vegetation management marketing group.

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

In 1994, the Company acquired Signalisation Moderne Autoroutiere S.A. (“SMA”) located in Orleans, France. SMA manufactures and sells principally a line of heavy-duty, tractor-mounted grass and hedge mowing-equipment and associated replacement parts primarily to departments of the French government. This acquisition, along with the acquisitions of Forges Gorce ("Forges Gorce"), a flail blade manufacturer in France, in 1996 and Rousseau Holdings S.A. (“Rousseau”), a leading French manufacturer of hedge and verge mowers, in 2004, when combined with McConnel and Bomford, has made the Company one of the largest manufacturers in the European market for the kind of vegetation management equipment sold by the Company.

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

In 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) of JLG Industries, Inc., including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition enhanced our Industrial Equipment Division product offering sold to governmental buyers and related contractors for maintenance along right-of-ways.

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

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC (“Bush Hog”), a leading manufacturer of rotary cutters, finishing mowers, zero turn radius mowers, front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of rotary mowers, created one of the largest manufacturers of rotary mowers in the world.

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

In 2014, the Company acquired Fieldquip Australia PTY LTD ("Fieldquip"), a manufacturer of rotary cutters as well as a distributor of various lifestyle products. This acquisition allowed the Company to broaden its presence in both the manufacturing and distribution of vegetation management machinery in Australia.

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

In 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers which are sold direct and through dealers to a wide variety of agricultural markets as well as the roadside maintenance market. This acquisition allowed the Company to establish a presence in Brazil, one of the largest agricultural markets in the world. The Herder manufacturing operations have been consolidated into our Santa Izabel facility.

In 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements and sugar cane trailers sold throughout Brazil. This acquisition, along with our existing Herder operation in Brazil, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

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

In 2019, the Company acquired 100% of the outstanding capital shares of Dutch Power B.V. ("Dutch Power") in the Netherlands. Dutch Power designs and manufactures a variety of landscape and vegetation management machines and attachments. This acquisition expanded our existing platform and increased our capabilities in the European market. Dutch Power changed its legal name to Alamo Group The Netherlands in 2021.

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

In 2021, the Company acquired 100% of the outstanding capital shares of Timberwolf Limited ("Timberwolf") in the U.K. Timberwolf is a leading manufacturer of a broad range of commercial wood chippers primarily serving markets in the U.K. and the European Union. This acquisition complements the Company's existing range of tree care products and strengthens the Company's presence in the U.K. and European forestry and tree care markets.

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the pandemic") outbreak a global pandemic. COVID-19 has had a material negative impact on public health and the global economy. While direct impacts from the transmission of the disease have caused significant disruptions to our business, these impacts appear to be moderating at the present time. However, the indirect effects of the pandemic, including, among other things, supply chain disruptions, input cost inflation, labor shortages and logistics challenges, all of which materially impacted our business and financial results in 2021, continue to adversely impact our business and we expect these will continue to impact us at least through the first half of 2022. The longer term impacts of COVID-19 on our business remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for our products; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines and therapeutic drugs and their effectiveness and rate of adoption. Additional information regarding the impact of COVID-19 on our business can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King®, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB™, Henke®, Tenco®, Wausau®, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®,Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, RhinoAg®, M&W®, Dixie Chopper®, Herschel®, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Rousseau® , Timberwolf® , and Wolftrack® trademarks (some with related designs) as well as other trademarks and trade names.

Products and Distribution Channels

At the beginning of the fourth quarter of 2021, the Company began reporting operating results on the basis of two new segments, namely, the Vegetation Management Division and the Industrial Equipment Division. Prior to the fourth quarter of 2021, the Company had been reporting its operating results on the basis of two segments which were the Industrial Division and Agricultural Division. The Vegetation Management Division includes all of the operations of the former Agricultural Division plus the mowing and forestry/tree care operations that were previously part of the former Industrial Division, including the Company's recently acquired Morbark and Dutch Power business units. The Industrial Equipment Division includes the Company’s vocational truck business and other industrial operations such as excavators, vacuum trucks, street sweepers, and snow removal equipment. We believe the realignment of our two divisions provides greater potential to capture synergies in cross-branding, distribution, product development, supply chain management and logistics. The two divisions are also more balanced in scale and scope giving the Company two strong platforms for ongoing development through a mix of organic growth and acquisitions.

Vegetation Management Division

Bush Hog and Rhino equipment is generally sold to farmers, ranchers and other end-users to clear brush, mow grass, maintain pastures and unused farmland, shred crops, till fields, and for haymaking and other applications. Bush Hog and Rhino equipment consists principally of a comprehensive line of tractor-powered equipment, including rotary mowers, finishing mowers, flail mowers, disc mowers, front-end loaders, backhoes, rotary tillers, posthole diggers, scraper blades and replacement parts. The equipment also includes a range of self-propelled zero turn radius mowers.

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

McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, remote control mowers as well as other tractor attachments and implements such as cultivators, subsoilers and other implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland and France and in other parts of Europe and, to a lesser extent, throughout the world, through independent dealers and distributors. McConnel also sells a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through its existing dealer network as well as various marketing groups within the European region of the Vegetation Management Division.
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
Fieldquip broadens the Company's presence in Australia. The company sells a variety of vegetation maintenance equipment, specifically rotary mowers and tractor attachments. Fieldquip sells to customers ranging from large agricultural and commercial operators to small farm hobbyist and residential users, as well as agricultural dealers who serve owners and operators in the turf, golf, park and airport industries and growers with orchards, vineyards and plantations in Australia and the South Pacific.
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

Timberwolf produces a variety of commercial tree care and forestry equipment and attachments under several brand names including Timberwolf and Wolftrack. Timberwolf sells its products primarily to commercial customers through a comprehensive network of dealers.

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

Alamo Group The Netherlands produces a variety of landscape and vegetation maintenance equipment and attachments under several brand names including Herder, Conver, Roberine, and Votex. Alamo Group The Netherlands primarily sells to contractors who perform infrastructure maintenance for governmental agencies and private landowners.

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

Industrial Equipment Division

Gradall produces a range of excavators based on high-pressure hydraulic telescoping booms which are primarily sold through dealers primarily to governmental agencies and related contractors, and to a lesser extent the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers. A portion of Gradall’s sales includes truck chassis which are not manufactured by Gradall.

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

Super Products produces truck-mounted vacuum machines, combination sewer cleaners and hydro excavators. Its products are sold to municipalities, utilities and contractors through a nationwide distributor network. Super Products also operates a network of rental stores that provides short and long-term rental contracts for its products. Rental customers are primarily contractors serving the petrochemical, petroleum production and refining industries. A portion of the sales of Super Products includes truck chassis which are not manufactured by the Company.
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

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 20%, 21% and 19% of the Company’s total sales for the years ended December 31, 2021, 2020 and 2019, respectively. Replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2021, the Company employed 268 people in its various engineering departments, 164 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $11.7 million in 2021, $12.4 million in 2020 and $12.0 million in 2019. As a percentage of sales, research & development was approximately 0.9% in 2021, 1.1% in 2020 and 1.1% in 2019, and is expected to continue at similar levels in 2022.

Seasonality

The Company’s unit sales are fairly constant quarter to quarter. However, replacement part sales are generally higher in the second and third quarters of the year, because a substantial number of the Company’s products are used for maintenance activities such as vegetation maintenance, highway right-of-way maintenance, construction, and street and parking lot sweeping. Usage of this equipment is typically lower in harsh weather. The Company utilizes an annual twelve-month sales forecast provided by the Company’s marketing departments which is updated quarterly in order to develop a production plan for its manufacturing facilities. In addition, many of the Company’s marketing departments attempt to equalize demand for products throughout the calendar year by offering seasonal sales programs which may provide additional incentives, including discounts and extended payment terms.

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

Unfilled Orders

As of December 31, 2021, the Company had unfilled customer orders of $800.8 million compared to $354.1 million at December 31, 2020. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2021 will be shipped during fiscal year 2022. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that unanticipated effects of the COVID-19 pandemic, including supply chain disruptions or customer issues, could continue to cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2021, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices.

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

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $84.8 million and $89.2 million as of December 31, 2021 and 2020, respectively.

Environmental and Other Governmental Regulations

Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws, rules and regulations including those relating to climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials.

The U.S. Environmental Protection Agency ("EPA"), the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have emission requirements setting maximum emission standards for certain equipment. In addition to the the EPA's implementation of Tier 4 emission requirements applicable to diesel engines, China, the European Union ("EU") and and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other markets in which we sell our products. CARB continues to propose and discuss implementation of zero emissions equipment regulations that will likely create increasingly stringent requirements on exhaust and other emissions from some of the products we manufacture.

The U.S. federal government, several U.S. states, and certain international markets where we sell our products, including the EU and some EU member countries have introduced product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life. These include, among other laws and regulations: (i) the Registration, Evaluation, Authorization and Restriction of Chemicals directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (ii) California Proposition 65 and other product substance restriction laws, some of which require certain labeling of products; (iii) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (iv) conflict minerals laws, such as those contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; and (v) supply chain transparency laws and regulations addressing modern slavery and human trafficking.

The Company is also subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities, and product safety, including National Highway Traffic Safety Administration reporting. In addition, a variety of laws regulate the Company’s contractual relationships with its dealers, some of which impose restrictive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts, and equipment repurchase requirements.

We believe we have maintained compliance with existing laws, rules and regulations applicable to our business and will continue to do so. While we believe there will be some additional costs to our business as a result of the increasing level of regulation applicable to our business activities, we do not believe that the costs associated with our compliance efforts will have a material impact on our financial results.

Human Capital Resources and Management

We recognize that the success of our Company is dependent upon the talents and dedication of our people, and we are committed to investing in their success. Our Vice-President of Corporate Human Resources is responsible for developing and executing our human resources strategy together with our President and Chief Executive Officer and the other members of the Company's management team. Our Chief Executive Officer and Vice-President of Human Resources regularly update our Board of Directors regarding the status of our human resources activities. Among the key elements of our human resources strategy are the following:

Focus on Health and Safety: Employee health and safety is of paramount importance to us. We believe it is our responsibility to maintain a safe and healthy workplace in each of our locations and to make continuous improvements in this area. We do this by embedding safety into every level of the organization as one of our core values. Our approach is proactive and preventative. Regular safety meetings are held at our plants on an ongoing basis. Every location offers frequent safety training programs to all employees and leverages safety committees who conduct safety audits to identify and remove potential issues. We ensure that safety performance is tracked, aggregated, and reviewed on an ongoing basis. Our corporate technical affairs and safety team collects data on recordable injury rates, severe injury rates, and near misses from each Alamo Group operating company, and conducts root cause analysis with corrective action plans to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis. With the onset of the COVID-19 pandemic, we implemented, and continue to adhere to, certain rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities that we determined were in the best interest of our employees, customers, and suppliers. This led to the adoption of various measures including COVID-19 case tracking and quarantining where and when necessary, mandating face coverings when required by local rules and regulations (except where hazardous), regular sanitization, reconfiguration of workstations to allow for appropriate distancing, expanding the use of internal video meetings and installation of related technology, minimizing travel, and implementing remote work assignments, amongst other actions.

Employee Engagement and Talent Development: We focus on attracting, developing, and retaining a team of highly talented and motivated employees. Our key talent philosophy is to develop talent from within, so they are “ready now” when career opportunities arise, and when we recruit externally to select candidates with future stretch potential. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. Our formal offerings include tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational and trade skills training, and external partnerships across the globe. The Company's focus on supervisor and manager development and a culture of promoting a diverse, inclusive, and respectful workplace supports our ability to attract, engage, retain, and motivate industry-leading talent to meet our customer’s needs and sustain the Company’s growth. Formal welder training, apprenticeships, and local partnerships with vocational training programs, junior colleges, and high schools ensure that our operating companies continue to attract and grow their critical manufacturing skills. The Company’s emphasis on our core competencies, including Leading People and Leading Change, continues to favorably impact our succession planning and employee retention with below industry average annual turnover rates. In January of 2022, we implemented The Alamo Group Learning & Development Academy, a new talent development program which focuses on building and strengthening the leadership capabilities of our management teams and also offers technical skills training for our production floor employees. Many programs are available on-demand to manufacturing supervisors, which offers development opportunities to those with direct oversight of the people building our products. Training is easily accessible both to employees who work on-site as well as those who work in remote and hybrid environments. Virtual, in-person and on-campus programs are offered to encourage cross-location and cross-functional networking and sharing of ideas that foster and support our culture of continuous improvement.

Commitment to Diversity and Inclusion: We recognize, value, and respect the individual differences of our employees and believe that a diverse set of backgrounds, experiences, and perspectives is crucial to our ability to continue to innovate, collaborate, and meet the needs of our global workforce and customers. Accordingly, we are committed to encouraging and fostering an inclusive culture where diversity and individual differences are accepted, respected, and valued so that employees feel empowered to contribute fully to the Company's ongoing success. To promote diversity and inclusion in the workplace, we dedicate people and resources to promote an inclusive environment through policies and training. We also promote our career opportunities to a wide network of organizations and job boards that can help us source diverse candidate pools. We actively volunteer and engage in local community projects and contribute donations to charitable organizations. We build strategies and implement tactics that will attract and maintain a diverse workforce, positively impacting the communities and markets in which our employees live and work. Initiatives include but are not limited to increased diversity and inclusion training that increases awareness and reinforces respect in the workplace, as well as building partnerships with organizations like Women in Manufacturing and The National Diversity Council.

Compensation and Benefits: We conduct regular assessments of our pay and benefit practices to help ensure that our people are compensated fairly and competitively. We also devote significant resources to management and employee training and development, including tuition assistance for career-enhancing academic and professional programs. In addition to salaries, our compensation programs, which vary by country and region, can include annual bonuses, profit sharing, stock-based compensation awards, company-sponsored retirement savings plans with employee matching opportunities (or similar local retirement benefits), healthcare and insurance benefits, dependent care and flexible savings accounts, paid time off such as vacation and holidays, sick pay, disability pay and family leave, flexible work schedules, wellness and employee assistance programs for mental health, self-improvement, legal and financial services, service anniversary awards, tuition assistance and dependent college scholarships, and discounts on products and services.

Labor Agreements: As of December 31, 2021, we employed approximately 4,200 employees. In the U.S. the Company has a collective bargaining agreement at its Gradall plant which covers 174 employees and will expire on April 14, 2024. In Canada the Tenco bargaining agreement covers 109 employees and expires on December 31, 2025; RPM has an agreement covering 4 employees which expires on February 1, 2025; and Everest has a collective bargaining agreement covering 70 employees which will expire on November 30, 2023. In the Company’s European locations, all employees are covered by the European Works Council agreements. McConnel, Bomford, Spearhead, AMS-UK, SMA, Faucheux, Forges Gorce, Rousseau, Rivard, and Alamo Group The Netherlands have various collective bargaining agreements covering approximately 969 employees. The Company considers its employee relations to be satisfactory.

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

In addition, we are subject to risks and uncertainties facing the industry in general, including the following:

•negative impacts on our business and financial results attributable to the ongoing COVID-19 pandemic which may include a softening of customer demand, operational and supply chain disruptions, input cost inflation, labor shortages, or other negative unanticipated effects;
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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2022 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Jeffery A. Leonard	62	President and Chief Executive Officer
Richard J. Wehrle	65	Executive Vice President and Chief Financial Officer
Edward T. Rizzuti	52	Executive Vice President, General Counsel and Secretary
Dan E. Malone	61	Executive Vice President, Chief Sustainability Officer
Richard H. Raborn	56	Executive Vice President, Alamo Vegetation Management Division
Michael A. Haberman	63	Executive Vice President, Alamo Industrial Equipment Division
Janet S. Pollock	63	Vice President, Human Resources
Lori L. Sullivan	52	Vice President, Internal Audit

Jeffery A. Leonard was appointed President and Chief Executive Officer of the Company in May of 2021. Mr. Leonard was also appointed as a director of the Company in June of 2021. Mr. Leonard joined the Company in 2011, and served as Executive Vice President of the Company's former Industrial Division from 2011 to 2021. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, construction, power generation, automation, recycling, and pulp and paper industries.

Richard J. Wehrle was appointed Executive Vice-President and Chief Financial Officer of the Company in July of 2021. Prior to that, Mr. Wehrle served as Vice President, Controller and Treasurer of the Company from May 2001 to July 2021. He assumed Treasury responsibilities in May of 2018. Previously, Mr. Wehrle served in various accounting management capacities within the Company from 1988 to 2001.

Edward T. Rizzuti was appointed Vice President, General Counsel of Alamo Group Inc. in July of 2015, assumed the Secretary role in May of 2018 and was promoted to Executive Vice-President in November of 2021. Prior to joining the Company, from 2010 to 2015, Mr. Rizzuti served as Vice President, General Counsel and Secretary for Erickson Incorporated, a publicly traded aircraft manufacturing and operating company based in Portland, Oregon.

Dan E. Malone was appointed Executive Vice President, Chief Sustainability Officer in July of 2021. Mr. Malone joined the Company in 2007 and served as Executive Vice President, Chief Financial Officer from 2007 to 2021. Prior to joining the Company, Mr. Malone held the position of Executive Vice President, Chief Financial Officer & Corporate Secretary at Igloo Products Corporation, a manufacturer of insulated consumer goods, from 2002 to January 2007. Mr. Malone was Vice President and Chief Financial Officer of The York Group, Inc. from 2000 to 2002, and held various financial positions from 1987 to 2000 with Cooper Industries, Inc. and its various subsidiaries.

Richard H. Raborn was appointed Executive Vice President the Company's Vegetation Management Division in July of 2021. Mr. Raborn joined the Company in 2015 and served as Executive Vice-President of the Company's former Agricultural Division from 2015 to 2021. Prior to joining the Company, Mr. Raborn was Vice President and General Manager of the Powertrain Metal Division for Illinois Tool Works (ITW) from 2009 to 2015. ITW is one of the world's leading diversified manufacturers of specialized industrial equipment, consumables and related service business.

Michael A. Haberman was appointed Executive Vice-President of the Company's Industrial Equipment Division in July of 2021. Prior to his role as Executive Vice-President, Mr. Haberman served as the Company's Excavation/Vacuum Truck group Vice-President from January 2020 to July 2021. Previously, Mr. Haberman served as President of the Company's Gradall Industries company from February of 2006 until January of 2020.

Janet S. Pollock was appointed Vice President, Human Resources of Alamo Group Inc. in May of 2018. Ms. Pollock joined Alamo Group in June of 2013 as Vice President of Human Resources for U.S. Operations. Prior to joining the Company, Ms. Pollock was Vice President of Human Resources with CPS Energy in San Antonio, Texas and Vice President of Strategic Initiatives for Coca-Cola Enterprises, Inc.

Lori L. Sullivan was appointed Vice President, Internal Audit of Alamo Group Inc. in May of 2019. Prior to this appointment, Ms. Sullivan was Vice President of Internal Audit for U.S. Operations and Director of Internal Audit for Alamo Group Inc. Ms. Sullivan has held audit positions within various industries including research and development, public utilities, and public accounting prior to joining Alamo Group in July of 2011.

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

Risks related to our business

The ongoing COVID-19 pandemic could have a material and adverse effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic caused a significant downturn in our markets globally. While our markets appear to have recovered in 2021, the sustainability of the recovery remains unclear. Challenging market conditions could continue for an extended period of time given the uncertainty that new COVID-19 variants could cause governments around the world to implement stringent or restrictive measures to help control the spread of the virus, including quarantines, "shelter in place" or "stay home" orders, travel restrictions, and other measures. The COVID-19 pandemic could negatively impact our operations, financial condition and cash flows in numerous ways, including but not limited to the following:

•macroeconomic conditions may negatively affect the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates;
•we may be prevented from operating our manufacturing facilities and other worksites;
•we may experience interruptions including temporary suspensions or reduced capacity of operations due to health concerns and government imposed restrictions;
•we may experience ongoing supply chain disruptions, including those caused by industry capacity constraints, mismatch of supply and demand, material availability, logistics delays, and delays in resumption of operations by one or more suppliers;
•we may be subject to legal claims related to alleged exposure to COVID-19 on Company premises; and
•we may experience labor shortages or disruptions due to illnesses or unwillingness of employees to return to work.

The longer the pandemic continues, the more likely the foregoing risks will be realized. The ultimate duration and severity of the COVID-19 pandemic cannot be accurately forecasted at this time. Nor can the disruption to our business, customers and supply chain due to the pandemic be accurately forecasted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described throughout this section.

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

We depend on governmental sales, and a decrease in such sales could adversely affect our business, results of operations and financial condition.

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

We are subject to fluctuations in market prices for raw materials such as steel and energy. For example, in 2021 the price of raw materials like steel and other components we require in our manufacturing process increased materially due to inflationary pressures. In addition, although most of the raw materials and purchased components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods sold, our business, results of operations and financial condition may be adversely affected. In addition, higher energy costs could negatively affect spending by farmers, including their purchases of our products. In 2021 we experienced delays in obtaining certain important components from our suppliers largely due to operational disruptions resulting from the COVID-19 pandemic. We may experience delays, shortages, price increases or other supply chain disruptions as a result of the ongoing COVID-19 pandemic which could have a material adverse effect on our business and financial results.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2021, goodwill was $202.4 million, which represents 17% of total assets.

The Company recognized no goodwill impairment in 2021, 2020 or 2019. During the 2021 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2021 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than 15% decline in fair value, it could impact our results of operations as well as our net worth.

We are significantly dependent on information technology and our business may suffer from disruptions associated with information technology, cyber-attacks or other catastrophic losses affecting our IT infrastructure.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems (some of which are provided and maintained by third parties) may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. In addition, a number of our salaried employees are working remotely at various times. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology systems. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

In addition, in the ordinary course of our business, we collect and store sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information or other sensitive information of our customers and employees. The secure use, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the information security measures we have taken, our information technology and infrastructure may be subjected to attacks by hackers or breached due to employee malfeasance, employee errors, or other disruptions. Cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data and intellectual property. Cyber-attacks, unauthorized access or security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other similar attacks. These threats are constantly evolving, which increases the difficulty of defending against them or implementing adequate preventive measures. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers could result in inappropriate access to our intellectual property, Company data, or personally identifiable information of our global workforce, suppliers, or customers. Potential consequences of a successful cyber-attack or other cybersecurity breach or incident include remediation costs, legal costs, increased cybersecurity protection costs, lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value.

While we have taken steps to address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate. We cannot assure that the steps we have taken will be sufficient to protect our systems, information or other property. Our systems and information may be vulnerable to theft, loss, damage and interruption from a number of potential threats and events.

Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The EU has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”), which came into effect in May of 2018. GDPR extends the scope of the existing EU data protection law to foreign companies processing personal data of EU residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20.0 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states have enacted privacy and data protection laws. For example, the State of California enacted the California Consumer Privacy Act ("CCPA") which became effective in 2020. Implementation of, and compliance with, the GDPR, CCPA and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR, CCPA and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation. Privacy legislation, enforcement and policy activity in this area continues to rapidly expand. Compliance costs and costs related with implementing privacy-related and data protection measures could be significant. Further, noncompliance could expose us to significant monetary penalties, damage to our reputation, and even possible criminal sanctions. Even our inadvertent failure to comply with privacy-related or data protection laws and regulations could have a material adverse impact on our results of operations.

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
•potentially adverse effects including negative economic conditions resulting from war or the threat of war, including the ongoing conflict occurring in the Ukraine;
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

Acquisitions are an important part of our growth strategy and we have completed a number of acquisitions over the past several years. In 2019, we completed three acquisitions, namely Dutch Power, Dixie Chopper, and Morbark, and in 2021 we acquired Timberwolf. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could affect the availability and cost of products, commodities and energy, which may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. New legal and regulatory requirements have been, and may continue to be, implemented to address the concern over climate change in an effort to reduce or mitigate the effects of it, and such regulatory requirements dealing with the environmental aspects of the products we manufacture could result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such requirements. We cannot currently predict the specific terms of any new climate change legislation or regulation, but any such new legislation or regulation may have a material adverse impact on our business, results of operations, or financial condition.
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

Skilled labor shortages or our ability to retain qualified employees could adversely affect our operations.

In 2021, we experienced labor constraints that negatively impacted our business. Shortages of skilled labor, such as welders and machine operators, are ongoing and could negatively affect our production capabilities or lead to production inefficiencies, which could materially impact our financial results. Our failure to attract or retain qualified employees could also have an adverse effect on our business, results of operations, and financial condition.

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

Changes in environmental laws or new laws relating to the emission of greenhouse gases ("GHG") or the emission of other gases may cause us to make additional investment in new product designs or could increase our environmental compliance expenditures. The regulation of GHG emissions could result in other additional costs to the Company in the form of tax or emissions allowances, facility improvement costs, and higher input costs. Increased input costs and other costs associated with GHG emissions regulation and related compliance may also negatively impact customer demand. Because the timing and extent of GHG emission regulations or climate change regulations are unknown at this time, we are unable to predict the impact this may have on our overall business.

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

Current interest rates on borrowings under our credit facility are variable and include the use of the London Interbank Offered Rate (“LIBOR”). In 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. Although the publication of certain USD LIBOR for key tenors have been extended through June 30, 2023, to allow certain legacy LIBOR-indexed contracts to mature without disruption, there is no certainty as to the outcome of such extension. The discontinuation, reform, or replacement of LIBOR, including with the Secured Overnight Financing Rate identified by the Alternative Reference Rate Committee as the alternative reference rate for US dollar LIBOR, or any other benchmark rates, may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability.

Risks related to investing in our common stock

Because the price of our common stock may fluctuate significantly, it may be difficult for you to resell our common stock when desired or at attractive prices.

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2021 ranged from $136.01 to $164.81 per share, and during 2020 from $75.21 to $143.15 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2021, 11,927,452 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 170,226 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 3, 2022, the Board of Directors of the Company increased its quarterly dividend from $0.14 per share to $0.18 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2021, six investors - BlackRock, Inc., Henry Crown and Company, Dimensional Fund Advisors LP, T. Rowe Price Associates, Inc., Victory Capital Management Inc., and The Vanguard Group - beneficially owned approximately 49% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2021, the Company utilized twenty-nine principal manufacturing plants with sixteen located in the United States, eight in Europe, three in Canada, one in Brazil, and one in Australia. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,100,000	Owned	Tree chippers, Grinders, Brush Cutters, Debarkers, Utility Loaders for Morbark and Boxer
Selma, Alabama*	769,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Zero Turn Radius Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Stump Cutters, Aerial Trimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Post Hole Diggers, Deep Tillage Equipment, front-end loaders, backhoes, and other implements for Rhino, Bush Hog and OEMs
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Richmond, Virginia*	197,000	Leased	Leaf Collection Equipment and Replacement Brooms for Street Sweepers for ODB
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Agriculture Mowing Equipment and other Attachments for Santa Izabel
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Middelburg, the Netherlands*	110,000	Owned	Boom Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Leavenworth, Kansas*	72,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Giessen, the Netherlands*	70,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Alamo Group The Netherlands
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Hopkinton, New Hampshire*	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine*	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Kent, Washington*	43,000	Owned	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Suffolk, England*	35,000	Leased	Commercial wood chippers and other forestry equipment for Timberwolf
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia*	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Matao, Brazil	12,000	Owned	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	585,000	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin, Texas	21,000	Owned	Corporate Office
Total	6,179,000	80%
     * Principal manufacturing plants

Approximately 80% of the manufacturing, warehouse and office space is owned. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations. Our Chartres, France location which was listed for sale, was sold in February of 2021. In the fourth quarter of 2020, the Company announced the future closure of Dutch Power's facility in Enschede, The Netherlands. The facility was subsequently sold in April of 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 18, 2022, there were 11,934,602 shares of common stock outstanding, held by approximately 84 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 18, 2022, the closing price of the common stock on the New York Stock Exchange was $136.62 per share.

On January 3, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.18 per share which was paid on February 1, 2022 to holders of record as of January 18, 2022. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Alamo Group Inc. specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2021, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and the Company's selected peer group index (the Russell 2000 Index).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P SmallCap 600 Index and the Russell 2000 Index
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Alamo Group Inc.
S&P SmallCap 600
Russell 2000

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
Alamo Group Inc.	100.00	149.01	102.53	167.31	184.72	197.82
S&P SmallCap 600	100.00	113.23	103.63	127.24	141.60	179.58
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39

Purchase of Equity Securities

Due to the COVID-19 pandemic, in April of 2020, the Company announced that it had temporarily suspended its share repurchase program for the year.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Outlook

This report contains forward-looking statements that are based on Alamo Group’s current expectations. Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section beginning on page 14.

While we experienced strong demand in our markets and across our full range of products in 2021, we were confronted with the direct and indirect consequences of the COVID-19 pandemic which remained ongoing throughout the year. At various times during the year, employee sickness and quarantining requirements created operational disruptions at several of our manufacturing facilities, leading to delayed shipments of our products, plant inefficiencies, and higher labor costs. We were also negatively impacted by significant input cost inflation, supply chain disruptions, and labor shortages, all of which continued throughout the year. We believe these negative forces will persist, at least for the first half of 2022.

Our record backlog level at the end of 2021 provides us with some confidence and visibility for 2022, but we remain concerned about the ongoing negative effects of the pandemic. During the first few weeks of 2022, we experienced an increase in employee absences due to illness and quarantining, and we continue to struggle with inflationary pressures, supply chain issues and labor shortages. We are hopeful that these negative influences will moderate during the course of the year, but it is hard to determine the extent to which these issues will continue with the information we currently have available to us. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the contagiousness and severity of Coronavirus variants, including Delta and Omicron, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. Of course, we may also be negatively affected by several other unanticipated factors, such as a weakness in the overall economy; significant changes in currency exchange rates; further changes in trade or tax policy; increased levels of government regulation; weakness in the end-markets we serve; acquisition integration issues; budget constraints or revenue shortfalls in governmental entities; and other risks and uncertainties as described in “Risk Factors.”

2021 Performance

In 2021, the Company's net sales increased by 14.7% and net income increased by 38.8% compared to 2020. The increase in both net sales and net income was primarily due to a strong recovery in customer demand for our products compared to the prior year where demand for our products was materially impacted as a result of the onset of the COVID-19 pandemic. Partially offsetting the increases in net sales and net income in 2021 were the ongoing negative effects associated with the pandemic, including supply chain disruptions, labor shortages, inflationary pressures, and logistics issues.

The Company's Vegetation Management Division experienced a 24.1% increase in sales for the full year of 2021 compared to a full year of 2020. The increase in sales was primarily attributable to improved sales of forestry and tree care products and agricultural mowing products, along with solid contributions from the U.K., Europe, Brazil and Australia operations. The Division's new orders and backlog improved in all product lines, though cases of COVID-19 in certain facilities caused some operational disruptions during the first half of 2021. Negatively impacting this Division were higher input costs and supply chain disruptions which affected manufacturing efficiencies. Notwithstanding these challenges, the Division's income from operations for the full year of 2021 recorded a 69.2% improvement compared to the full year of 2020.

The Company's Industrial Equipment Division sales were up 2.5% for the full year of 2021 compared to a full year of 2020. The increase in sales was led by excavation/vacuum trucks and sweeper/debris collection offset by soft demand for our Snow Removal product line. The Division's income from operations for the full year of 2021 was down 21.0% compared to the full year of 2020. Negatively affecting this Division's sales and income for operations were the effects of the ongoing COVID-19 pandemic which included higher input costs, supply chain disruptions and labor shortages and related affected manufacturing efficiencies. While the Industrial Division experienced ongoing strong market conditions for most of its product categories, the supply chain and inflation cost impacts on this division were more significant than those experienced by our Vegetation Management Division in 2021. In addition, sales of snow removal products were lower in 2021 as compared to 2020 and the snow product group had both higher warranty costs with more significant impacts from steel price increases that could not be passed on to their government customers. New orders and backlog improved in all product groups for the full year 2021.

Consolidated income from operations was $116.9 million for the full year of 2021, which included a $1.1 million charge for acceleration of stock grants for our former CEO, compared to $94.8 million, which included $4.8 million of an inventory step-up expense related to the Morbark acquisition. The Company's backlog increased 126.2% to $800.8 million at the end of 2021 versus the backlog of $354.1 million at the end of 2020. The increase in the Company's backlog was primarily attributable to improved market conditions and an increase in customer demand for our products in both Divisions as outlined above.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2021	2020	2019

Vegetation Management	$812,676	$654,630	$502,194
Industrial Equipment	521,547	508,836	616,944
Total net sales	$1,334,223	$1,163,466	$1,119,138

Cost and profit margins, as percentages of net sales:

Cost of sales	74.9%	74.8%	75.6%
Gross profit	25.1%	25.2%	24.4%
Selling, general, administrative, and amortization expenses	16.3%	17.1%	16.0%
Income from operations	8.8%	8.1%	8.5%
Income before income taxes	8.2%	6.9%	7.6%
Net income	6.0%	5.0%	5.6%

Results of Operations

Fiscal 2021 compared to Fiscal 2020

The Company’s net sales in the fiscal year ended December 31, 2021 (“2021”) were $1,334.2 million, an increase of $170.7 million or 14.7% compared to $1,163.5 million for the fiscal year ended December 31, 2020 (“2020”). The increase in sales was attributable to the continued strong recovery in customer demand for our products in both the Vegetation Management and the Industrial Equipment Divisions. Negatively affecting sales in 2020 was the onset of the COVID-19 pandemic which materially impacted global demand for the Company's products and overall Company financial performance.

Net Vegetation Management sales were $812.7 million in 2021 compared to $654.6 million in 2020, an increase of $158.1 million or 24.1%, coming from improved sales in the forestry/tree care and agricultural mowing units along with solid contributions from the U.K., Europe, Brazil and Australia operations. Sales in this Division were negatively impacted by operational and supply chain disruptions and logistics issues due to the pandemic.

Net Industrial Equipment sales were $521.5 million in 2021 compared to $508.8 million in 2020, representing an increase of $12.7 million or 2.5%. The increase primarily resulted from higher customer demand for excavation/vacuum truck products and to a lesser extent the sweeper/debris collection products, offset by softer demand for snow removal equipment. Negatively affecting this Division were delays in truck chassis deliveries due to ongoing computer chip shortages as well as other supply chain constraints and operational disruptions due to the pandemic.

Gross profit for 2021 was $334.5 million (25.1% of net sales) compared to $293.7 million (25.2% of net sales) in 2020, an increase of $40.8 million. The increase in gross profit was primarily attributable to higher sales volume in 2021 as well as pricing increases that were implemented over the course of the year. This was offset by inflationary pressures, mainly from steel, along with higher costs relating to delivery of component parts, such as airfreighting charges to meet customer deliveries, which also had a negative effect on gross margin percentage for the full year of 2021. Negatively affecting the gross margin and gross margin percentage during for the full year of 2020 was a $4.8 million charge on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $202.9 million (15.2% of net sales) in 2021 compared to $184.2 million (15.8% of net sales) in 2020, an increase of $18.7 million. The full year of 2021 included higher administrative and marketing expenses as the Company returned to pre-pandemic expense levels. Amortization expense in 2021 was $14.6 million compared to $14.7 million in 2020, a decrease of $0.1 million.

Interest expense for 2021 was $10.5 million compared to $15.8 million in 2020, a decrease of $5.3 million or 33.5%. The decrease in interest expense in 2021 primarily came from a decrease in interest rates, and to a lesser extent, reduced borrowing levels.

Other income (expense), net was income of $1.9 million during 2021 compared to expense of $0.6 million in 2020. The income in 2021 was primarily from changes in exchange rates and the sale of a facility in the Netherlands and the expense in 2020 was primarily the result of changes in exchange rates offset by the gain on the sale of two properties, one in the U.S. and one in Canada.

Provision for income taxes was $29.3 million (26.7% of income before income taxes) for 2021 compared to $22.0 million (27.5% of income before income taxes) in 2020.

Net income for 2021 was $80.2 million compared to $57.8 million in 2020, with the increase in 2021 net income resulting from the factors described above.

Fiscal 2020 compared to Fiscal 2019

The Company’s net sales in the fiscal year ended December 31, 2020 (“2020”) were $1,163.5 million, an increase of $44.4 million or 4.0% compared to $1,119.1 million for the fiscal year ended December 31, 2019 (“2019”). The increase was attributable to the acquisitions of Morbark and Dutch Power, which year over year contributed net sales of $160.5 million. Negatively affecting sales in 2020, was the onset of the COVID-19 pandemic which began to negatively affect the Company's operations and customer demand late in the first quarter of 2020.

Net Vegetation Management sales were $654.6 million in 2020 compared to $502.2 million in 2019, an increase of $152.4 million or 30.4%, mainly coming from the acquisitions of Dutch Power and Morbark mentioned above and improved sales of agricultural mowing as demand for those products in 2020 outpaced demand in 2019. This was offset by the impacts from the COVID-19 pandemic that began to materially affect the Division late in the first quarter of 2020. This included temporary plant closures in the U.S., France and Canada along with other operational disruptions throughout our global markets resulting from health concerns and governmental directives, reduced governmental spending, lower customer demand, and customer delivery restrictions, among other things.

Net Industrial Machinery sales were $508.8 million in 2020 compared to $616.9 million in 2019, representing a decrease of $108.1 million or 17.5%. The COVID-19 pandemic materially impacted all product lines in this Division, which resulted in significantly lower sales during 2020. This Division also had several operational disruptions throughout 2020 including temporary plant closures and delays in customer deliveries.

Gross profit for 2020 was $293.7 million (25.2% of net sales) compared to $273.5 million (24.4% of net sales) in 2019, an increase of $20.2 million. The increase in gross profit mainly came from the acquisitions of Dutch Power and Morbark. Gross margin percentage improved year over year primarily due to a favorable mix of parts sales and pricing actions which more than offset the negative impact of higher steel prices and lower factory utilization. Also negatively affecting the gross margin and gross margin percentage of 2020 were $4.8 million of charges on sales of inventory that had been previously stepped-up related to the Morbark acquisition.

Selling, general and administrative expenses (“SG&A”) were $184.2 million (15.8% of net sales) in 2020 compared to $172.9 million (15.5% of net sales) in 2019, an increase of $11.3 million. Morbark and Dutch Power accounted for $23.6 million of net additional SG&A expense in 2020 offset by $12.3 million in expense savings related to the COVID-19 pandemic. 2019 included $1.9 million of acquisition expenses related to the Morbark and Dutch Power. Amortization expense in 2020 was $14.7 million compared to $5.7 million in 2019, an increase of $9.0 million. The increased amortization expense in 2020 was primarily due to the acquisitions of Morbark and Dutch Power.

Interest expense for 2020 was $15.8 million compared to $10.7 million in 2019, an increase of $5.1 million or 47.4%. The increase in interest expense in 2020 was the result of increased borrowings due to the Morbark acquisition in 2019 offset by a decrease in interest rates.

Other income (expense), net was expense of $0.6 million during 2020 compared to expense of $0.8 million in 2019. The expense in 2020 and the expense in 2019 were primarily the result of changes in exchange rates.

Provision for income taxes was $22.0 million (27.5% of income before income taxes) for 2020 compared to $21.5 million (25.4% of income before income taxes) in 2019. The increase in the tax rate for 2020 was due to the reversal of a FIN 48 benefit recognized in 2019 partially offset by the benefit of the final GILTI regulations issued in July of 2020.

Net income for 2020 was $57.8 million compared to $63.1 million in 2019, due to the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to conduct the Company’s business, including inventory purchases and capital expenditures. The Company’s accounts receivable, inventory and accounts payable levels, particularly in its Vegetation Management Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year-round sales programs. These sales, primarily in the Vegetation Management Division, help balance the Company’s production during the first and fourth quarters.

As of December 31, 2021, the Company had working capital of $419.6 million, which represents a increase of $61.4 million from working capital of $358.2 million as of December 31, 2020. The increase in working capital was primarily due to sales growth and increased demand for our products as well as increased inventory to support Company's higher backlog levels along with increased work in process due to supply chain constraints.

Capital expenditures were $25.3 million for 2021, compared to $17.9 million for 2020. The increase was related to the Company returning to a more normalized level of capital expenditures as the Company limited new capital expenditures in 2020 in response to the COVID-19 pandemic. The Company will fund any future expenditure from operating cash flows or through our revolving credit facility, described below. Also contributing to the increase in capital expenditures in 2021 was approximately $2.2 million of capital projects intended to advance the Company's ongoing sustainability efforts. These capital projects included LED lighting upgrades at several of our facilities, the installation of a solar power system at one of our facilities and the replacement of less efficient capital equipment.

Net cash provided by operating activities was $49.7 million for 2021, compared to $184.3 million for 2020. The decrease of cash from operating activities came primarily from volume related increases in working capital due to higher accounts receivable and inventory levels from sales growth. In 2021 we experienced strong demand for our products coupled with supply chain disruptions and material cost inflation which led to higher inventory levels. In

2020, as a result of the COVID-19 pandemic, we focused on reductions in accounts receivable and inventory levels which led to a significant reduction in our debt levels.

Net cash used in investing activities was $33.4 million for 2021, compared to $14.2 million for 2020. The increase in cash used in investing activities was primarily due to the acquisition of Timberwolf, and increased purchases of Property, plant and equipment partially offset by proceeds from the sale of an facility in the Netherlands.

Net cash used by financing activities was $23.0 million for 2021, compared to $164.2 million for 2020. The majority of the net cash used by financing activities in 2020 was primarily due to the pay down of debt related to the 2019 acquisitions of Morbark and Dutch Power.

The Company had $37.2 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2021. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 2024. Outstanding loans under the revolving credit facility bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case depending on the leverage ratio. The Agreement requires the Company to maintain two financial covenants, a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2021, $269.5 million was outstanding under the Credit Agreement, $265.5 million on the Term Facility and $4.0 million on the Revolver Facility. On December 31, 2021, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $255.0 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Inflation

The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted. In 2021, the Company was impacted by inflationary pressures that significantly increased the price of steel as well as the price of many other purchased components. These inflationary pressures are ongoing.

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2021, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2021:

	Payment due by period
(in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$269,498	$15,000	$254,498	$—	$—
Finance and operating lease obligations	18,259	4,981	6,492	3,696	3,090
Interest obligations	12	4	8	—	—
Purchase obligations	338,017	338,017	—	—	—
Total	$625,786	$358,002	$260,998	$3,696	$3,090

Definitions:
A.Long-term debt obligation means a principal payment obligation under long-term borrowings.
B.Finance lease obligation means a principal payment obligation under a lease classified as a finance lease. Operating lease obligation means a payment obligation under a lease classified as an operating lease.
C.Interest obligation means interest due on long-term debt and capital lease obligations. Interest on long-term debt assumes all floating rates of interest remain the same as those in effect at December 31, 2021.
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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policy reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangible assets that are separately identifiable from goodwill, inventory step-up, and property, plant, and equipment, and are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. Such significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to an acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate subsequent to an acquisition; selecting an appropriate royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning the appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company manufactures its products primarily in the U.S., the U.K., France, the Netherlands, Canada, Brazil and Australia. The Company sells its products primarily within the markets where the products are produced, but certain of the Company’s sales from its U.K. and Canadian operations are denominated in other currencies. As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates in the U.K. and Canada or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2021, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $8.9 million. Comparatively, on December 31, 2020, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $8.2 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2021 was a loss of $15.8 million. On December 31, 2021, the British pound closed at 0.7392 relative to the U.S. dollar, and the Euro closed at 0.8793 relative to the U.S. dollar. By comparison, on December 31, 2020, the British pound closed at 0.7318 relative to the U.S. dollar, and the Euro closed at 0.8187 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2021 average interest rate under these borrowings, the Company’s 2021 interest expense would have changed by approximately $6.6 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 49 through 81 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was carried out, under the supervision and with the participation of the Company's management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, the President & Chief Executive Officer and Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.

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

Item 9B. Other Information

(a) On February 24, 2022, the Company entered into a change in control agreement with Michael A. Haberman. The Company entered into similar change in control of agreements with its other executive officers on March 6, 2020. The agreement with Mr. Haberman is entered into in connection with Mr. Haberman's recent appointment as the Executive Vice-President of the Company's Industrial Equipment Division. The intent of this agreement is to provide the executive with financial security in the event of a change in control to facilitate a transaction which may benefit shareholders but result in job loss to the executive. Mr. Haberman is entitled to receive, upon termination of employment within six months preceding or twenty-four months after a change in control of the Company (unless such termination is because of death, disability, for cause, or by the officer other than for "good reason," as defined in the change in control agreement), (a) a lump sum severance payment equal to (i) the executive officers annual base salary in effect immediately prior to the change in control or the date of the executive's termination (whichever is greater) plus (ii) an amount equal to the executive’s target bonus opportunity for the calendar year in which the change in control or the date of the executive's termination occurs (whichever is greater) multiplied by a benefit factor which has been set at a factor of "2" for Mr. Haberman (the "Severance Factor"); (b) acceleration of vesting of all time-based equity awards including restricted stock awards (RSAs) and stock options that vest ratably over time; and (c) reimbursement of health care insurance costs for a period of eighteen (18) months following the executive's termination of employment, if COBRA is elected by the executive under the Company's group health plan. The events that trigger a change-in-control under the agreement include (i) the acquisition of 50% or more of our outstanding common stock by certain persons, (ii) certain changes in the membership of the Board of Directors of the Company, (iii) certain mergers or consolidations, and (iv) a sale or transfer of all or substantially all of the Company’s assets. The receipt of any and all severance payments pursuant the change in control agreement is expressly conditioned on the executive's execution (and non-revocation) of a release of claims agreement. The summary is qualified in its entirety by the form of change of control agreement attached hereto as exhibit 10.24 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2021.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

Information on Alamo Group Inc.’s Equity Compensation Plans

The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options. The Company currently does not have an Equity Compensation Plan that is not approved by the Stockholders.

The numbers in the table are as of December 31, 2021, the last day of Alamo Group Inc.’s 2021 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2005 Incentive Stock Option Plan	19,050	$43.05	—
2009 Equity Incentive Plan	18,225	$96.21	—
2015 Incentive Stock Option Plan	68,560	$104.63	297,850
2019 Equity Incentive Plan	64,391	$136.59	423,969
Plans not approved by stockholders	—	—	—
Total	170,226		721,819

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2021.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Antonio, TX, Auditor Firm ID: 185.

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, March 30, 2020
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.4	—	First Amended and Restated 1999 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 2001	Filed as Exhibit B to Schedule 14A, March 30, 2001
*10.5	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
*10.6	—	2009 Equity Incentive Plan, adopted by the Board of Directors on May 7, 2009	Filed as Exhibit 10.1 to Form 8-K, May 13, 2009
10.7	—	Second Amended and Restated Credit Agreement, dated as of October 24, 2019, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, National Association, and BBVA USA as co-syndication agents, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 29, 2019
10.8	—	First Amendment to Securities Purchase Agreement, dated as of October 22, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers pursuant to Section 10.6 of the Securities Purchase Agreement.	Filed as Exhibit 10.2 to Form 10-Q, October 31, 2019
*10.9	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.10	—	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 8-K, May 13, 2009
*10.11	—	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 8-K, May 13, 2009
*10.12	—	Form of Nonqualified Stock Option Agreement under the First Amended and Restated 1999 Nonqualified Stock Option Plan	Filed as Exhibit 10.5 to Form 8-K, May 13, 2009

*10.13	—	Form of Stock Option Agreement under the 2005 Stock Option Plan	Filed as Exhibit 10.6 to Form 8-K, May 13, 2009
10.14	—	Investor Rights Agreement, dated October 22, 2009, between Alamo Group Inc. and Bush Hog, LLC	Filed as Exhibit 10.25 to Form 10-K, March 12, 2012
*10.15	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.16	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.17	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.18	—	Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.19	—	Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.20	—	Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020
*10.21	—	Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.22 to Form 10-K, February 26, 2021
10.22	—	Form of Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
10.23	—	Amendment to Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 10-Q, August 4, 2021
10.24	—	Executive Change in Control Agreement by and between Alamo Group Inc. and Michael A. Haberman	Filed Herewith
18.1	—	Lifo Preferability Letter	Filed as Exhibit 18.1 to Form 10-Q, November 3, 2021
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 24, 2022
/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 24th day of February, 2022.

Signature	Title

/s/RODERICK R. BATY Roderick R. Baty	Chairman of the Board & Director

/s/JEFFERY A. LEONARD Jeffery A. Leonard	President & Chief Executive Officer (Principal Executive Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/NINA C. GROOMS Nina C. Grooms	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

/s/RONALD A. ROBINSON Ronald A. Robinson	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2021, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 24, 2022	/s/Jeffery A. Leonard
Jeffery A. Leonard
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of evidence over the existence of inventory
As discussed in Note 6 to the consolidated financial statements, the value of inventory was $320.9 million as of December 31, 2021. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 29 principal manufacturing plants located in seven countries.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

San Antonio, Texas
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
February 24, 2022

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$42,115	$50,195
Accounts receivable, net	237,970	209,276
Inventories, net	320,917	242,501
Prepaid expenses and other current assets	9,500	7,382
Income tax receivable	1,666	6,186
Total current assets	612,168	515,540

Rental equipment, net	32,514	42,266

Property, plant and equipment	321,863	312,362
Less: Accumulated depreciation	(169,372)	(156,928)
Total property, plant and equipment, net	152,491	155,434

Goodwill	202,406	195,132
Intangible assets, net	183,466	193,172
Deferred income taxes	1,110	1,203
Other non-current assets	21,587	19,112
Total assets	$1,205,742	$1,121,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$101,396	$75,317
Income taxes payable	2,613	2,278
Accrued liabilities	73,523	64,634
Current maturities of long-term debt and finance lease obligations	15,032	15,066
Total current liabilities	192,564	157,295

Long-term debt and finance lease obligations, net of current maturities	254,522	270,320
Long-term tax liability	4,416	3,954
Other long-term liabilities	27,119	32,475
Deferred income taxes	21,458	22,812
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,874,178 and 11,809,926 outstanding at December 31, 2021 and December 31, 2020, respectively	1,187	1,181
Additional paid-in capital	124,228	118,528
Treasury stock, at cost; 82,600 shares at December 31, 2021 and December 31, 2020	(4,566)	(4,566)
Retained earnings	633,804	560,186
Accumulated other comprehensive loss	(48,990)	(40,326)
Total stockholders’ equity	705,663	635,003
Total liabilities and stockholders’ equity	$1,205,742	$1,121,859
*Years ended December 31, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to the Consolidated Financial Statements.

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net sales:
Vegetation Management	$812,676	$654,630	$502,194
Industrial Equipment	521,547	508,836	616,944
Total net sales	1,334,223	1,163,466	1,119,138
Cost of sales	999,709	869,736	845,647
Gross profit	334,514	293,730	273,491

Selling, general and administrative expenses	202,939	184,199	172,921
Amortization expense	14,637	14,746	5,658
Income from operations	116,938	94,785	94,912

Interest expense	(10,533)	(15,837)	(10,747)
Interest income	1,149	1,366	1,229
Other income	1,944	(557)	(795)
Income before income taxes	109,498	79,757	84,599

Provision for income taxes	29,253	21,953	21,496
Net income	$80,245	$57,804	$63,103

Net income per common share:
Basic	$6.78	$4.91	$5.38
Diluted	$6.75	$4.88	$5.35
Average common shares:
Basic	11,837	11,782	11,729
Diluted	11,896	11,845	11,800
*Years ended December 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to the Consolidated Financial Statements.
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$80,245	$57,804	$63,103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (expense) benefit of $(344), $810, and zero	(15,800)	8,862	3,363
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(1,405), $1,842, and zero, respectively	5,298	(7,484)	610
Recognition of deferred pension and other post-retirement benefits, net of tax (expense) benefit of $(356), $230, and $703, respectively	1,838	(866)	20
Other comprehensive (loss) income, net of tax	$(8,664)	$512	$3,993
Comprehensive income	$71,581	$58,316	$67,096
*Years ended December 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to the Consolidated Financial Statements.

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2018	11,620	$1,166	$108,422	$(426)	$451,029	$(44,831)	$515,360
Other comprehensive income	—	—	—	—	63,103	3,993	67,096
Stock-based compensation expense	—	—	3,269	—	—	—	3,269
Stock-based compensation transactions	90	9	1,975	—	—	—	1,984
Repurchased shares	(40)	—		(4,140)	—	—	(4,140)
Dividends paid ($0.48 per share)	—	—	—	—	(5,626)	—	(5,626)
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4,566)	$508,506	$(40,838)	$577,943
Other comprehensive income	—	—	—	—	57,804	512	58,316
Stock-based compensation expense	—	—	4,119	—	—	—	4,119
Stock-based compensation transactions	57	6	743	—	—	—	749
Repurchased shares	—	—	—	—	—	—	—
Dividends paid ($0.52 per share)	—	—	—	—	(6,124)	—	(6,124)
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	80,245	(8,664)	71,581
Stock-based compensation expense	—	—	5,987	—	—	—	5,987
Stock-based compensation transactions	64	6	(287)	—	—	—	(281)
Dividends paid ($0.56 per share)	—	—	—	—	(6,627)	—	(6,627)
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
*Years ended December 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to the Consolidated Financial Statements.
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating Activities
Net income	$80,245	$57,804	$63,103
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	506	860	575
Depreciation - PP&E	21,229	19,264	14,934
Depreciation - Rental	8,613	9,830	9,373
Amortization of intangibles	14,637	14,746	5,658
Amortization of debt issuance	667	634	295
Stock-based compensation expense	5,987	4,119	3,269
Provision for deferred income tax (benefit) expense	(1,182)	(855)	3,383
Gain on sale of property, plant and equipment	(3,779)	(1,094)	(912)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,571)	28,064	11,447
Inventories	(78,463)	38,275	393
Rental equipment	1,138	4,542	(20,729)
Prepaid expenses and other	(6,994)	6,373	(4,633)
Trade accounts payable and accrued liabilities	32,532	(3,783)	6,397
Income taxes payable	4,648	6,601	(4,861)
Long term tax payable	462	(3,478)	(1,082)
Other assets and liabilities, net	(3,008)	2,431	2,203
Net cash provided by operating activities	49,667	184,333	88,813

Investing Activities
Acquisitions, net of cash acquired	(17,798)	—	(400,784)
Purchase of property, plant and equipment	(25,263)	(17,874)	(31,337)
Proceeds from sale of property, plant and equipment	9,667	3,703	2,277
Purchase of patents	(44)	—	(96)
Net cash used in investing activities	(33,438)	(14,171)	(429,940)

Financing Activities
Borrowings on bank revolving credit facility	188,000	115,000	217,000
Repayment on bank revolving credit facility	(189,000)	(255,000)	(157,000)
Principal payments on long-term debt and capital leases	(15,093)	(18,867)	(122)
Proceeds from issuance of long-term debt	—	—	300,002
Debt issuance cost	—	—	(2,875)
Dividends paid	(6,627)	(6,124)	(5,626)
Proceeds from exercise of stock options	1,676	1,459	2,573
Treasury stock repurchased	—	—	(4,140)
Common stock repurchased	(1,957)	(710)	(589)
Net cash used in financing activities	(23,001)	(164,242)	349,223

Effect of exchange rate changes on cash	(1,308)	1,964	172
Net change in cash and cash equivalents	(8,080)	7,884	8,268
Cash and cash equivalents at beginning of the year	50,195	42,311	34,043
Cash and cash equivalents at end of the year	$42,115	$50,195	$42,311
Cash paid during the year for:
Interest	$10,248	$17,049	$9,455
Income taxes	$32,865	$17,140	$23,099
*Years ended December 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to the Consolidated Financial Statements.
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

The Company manages its business through two principal reporting segments: Vegetation Management and Industrial Equipment, which are discussed in Note 18.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Group Inc. and its subsidiaries (the “Company” or “Alamo Group”), all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

 At the beginning of the fourth quarter of 2021, the Company began reporting operating results on the basis of two new segments, the Vegetation Management Division and the Industrial Equipment Division. Prior to the fourth quarter of 2021, the Company had been reporting its operating results on the basis of two segments, the Industrial and Agricultural Divisions. The realignment into these two new segments will allow the Company to capture synergies in areas such as cross-branding, distribution and product development. The prior period segment information has been retrospectively adjusted to reflect the current segment presentation in Note 18 to the Consolidated Financial Statements.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2021 and December 31, 2020, there was no restricted cash.
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

The Company applied this change retrospectively to all periods presented. There was an immaterial impact to the Company’s Consolidated Income Statement and Consolidated Statement of Cash Flows for the twelve months ended December 31, 2021, 2020 and 2019. The following financial statement line items in the Company's Consolidated Balance Sheet as of December 31, 2020 was adjusted as follows:

Consolidated Balance Sheets	December 31, 2020
(in thousands)	As Originally Reported	Effect of Change	As Adjusted

Inventories, net	$229,971	$12,530	$242,501
Deferred income taxes (liability)	19,642	3,170	22,812
Retained earnings	550,826	9,360	560,186

Property, Plant and Equipment

Property, plant, and equipment are stated on the basis of cost. Major renewals and betterments are charged to the property accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed to the current period. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method.

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

Revenue Recognition

The majority of the Company's revenue is recognized from product sales under contracts with customers. The Company presents two reportable operating segments within its financial statements: Vegetation Management and Industrial Equipment. Contract terms and performance obligations within each contractual agreement are generally consistent for both divisions, with small differences that do not have a significant impact on the revenue recognition considerations under Topic 606. Revenues are recognized when we satisfy our performance obligation to transfer product to our customers, which typically occurs at a point in time upon shipment or delivery of the product, and for an amount that reflects the transaction price that is allocated to the performance obligation. Our contracts with customers state the final terms of sale, including the description, quantity and price for goods sold. In the normal course of business, we generally do not accept product returns.

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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $20.1 million and $18.0 million on December 31, 2021 and December 31, 2020, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2021, 2020, and 2019 was approximately $10.2 million, $10.1 million and $12.2 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $11.7 million, $12.4 million, and $12.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Stock-Based Compensation

The Company has granted options to purchase its common stock, restricted stock awards, restricted stock units, and performance stock units to certain employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited in the event that the employee or director terminates his or her employment or relationship with the Company or one of its affiliates other than by retirement or death.  These options generally vest over five years.  All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2021, 2020, and 2019:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2021	2020	2019

Risk-free interest rate	1.25%	1.22%	2.43%
Dividend yield	0.4%	0.5%	0.5%
Volatility factors	33.9%	30.0%	31.2%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

Earnings per Common Share (“EPS”)

Basic EPS is computed using the weighted-average number of common shares outstanding during the year. The treasury stock method is used to compute diluted EPS which gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for awards granted under the Company’s incentive stock option plans. The treasury stock method assumes that proceeds obtained upon exercise of awards granted under the incentive stock option plans are used to purchase outstanding common stock at the average market price during the period.

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

3. BUSINESS COMBINATIONS

On October 26, 2021, the Company acquired 100% of the issued and outstanding equity interests of Timberwolf Limited (“Timberwolf”). Timberwolf manufactures a broad range of commercial wood chippers, primarily serving markets in the U.K. and the European Union. The primary reason for the Timberwolf acquisition was to enhance the Company's forestry and tree care platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $25.0 million. The Company has included the operating results of Timberwolf in its consolidated financial statements since the date of acquisition, these results are considered immaterial.

4. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2021	2020	2019

Net income	$80,245	$57,804	$63,103

Average common shares:
Basic (weighted-average outstanding shares)	11,837	11,782	11,729
Dilutive potential common shares from stock options	59	63	71
Diluted (weighted-average outstanding shares)	11,896	11,845	11,800

Basic earnings per share	$6.78	$4.91	$5.38

Diluted earnings per share	$6.75	$4.88	$5.35

Stock options totaling 15,586 shares in 2021, 9,864 shares in 2020, and 4,244 shares in 2019 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2021
Reserve for sales discounts	$13,549	$116,114	$(688)	$(116,408)	$12,567
Reserve for inventory obsolescence	12,027	6,531	(146)	(5,504)	12,908
Reserve for warranty	9,096	10,727	(132)	(9,738)	9,953
2020
Reserve for sales discounts	$16,883	$93,398	$15	$(96,747)	$13,549
Reserve for inventory obsolescence	8,233	4,609	1,471	(2,286)	12,027
Reserve for warranty	10,249	8,466	247	(9,866)	9,096
2019
Reserve for sales discounts	$18,123	$91,962	$39	$(93,241)	$16,883
Reserve for inventory obsolescence	7,194	5,711	6,467	(11,139)	8,233
Reserve for warranty	4,992	8,273	4,343	(7,359)	10,249

Sales Discounts

On December 31, 2021, the Company had $12.6 million in reserves for sales discounts compared to $13.5 million on December 31, 2020 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

Reserve for Inventory Obsolescence

We value inventories at the lower of the cost of inventory or net realizable value. As needed, we record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of.

The Company had a reserve of $12.9 million on December 31, 2021 and $12.0 million on December 31, 2020 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Industrial Equipment Division. The reserve for inventory obsolescence is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

Warranty

The Company’s warranty policy is generally to provide its customers warranty for up to one year on all wholegood units and 90 days on parts, though some components can have warranty for longer terms.

Warranty reserve, as a percentage of sales, is generally calculated by looking at the current twelve months’ expenses and prorating that amount based on twelve months’ sales with a three to six month lag period. The Company’s historical experience is that an end-user takes approximately three to six months from the receipt of the unit to file a warranty claim.

The current liability warranty reserve balance was $10.0 million on December 31, 2021 and $9.1 million on December 31, 2020 and is included in Note 11.
6. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2021	2020
Finished goods and parts	$277,760	$208,656
Work in process	24,895	21,225
Raw materials	18,262	12,620
Inventory, net	$320,917	$242,501

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2021	2020	Useful Lives
Land	$12,838	$14,908
Buildings and improvements	145,086	149,048	5-20 yrs.
Machinery and equipment	129,901	116,825	3-10 yrs.
Office furniture and equipment	13,291	11,743	3-7 yrs.
Computer software	12,384	12,276	3-7 yrs.
Transportation equipment	8,363	7,562	3 yrs.
Property, plant and equipment, at cost	321,863	312,362
Accumulated depreciation	(169,372)	(156,928)
Property, plant and equipment, net	$152,491	$155,434

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2019, 2020, and 2021 are as follows:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2018	$16,751	$66,492	$83,243
Translation adjustment	(72)	92	20
Goodwill acquired	110,215	4,544	114,759
Balance at December 31, 2019	$126,894	$71,128	$198,022
Translation adjustment	132	1,036	1,168
Goodwill adjustment	(2,045)	(2,013)	(4,058)
Balance at December 31, 2020	$124,981	$70,151	$195,132
Translation adjustment	(1,510)	(708)	(2,218)
Goodwill acquired	9,492	—	9,492
Balance at December 31, 2021	$132,963	$69,443	$202,406

9. INTANGIBLE ASSETS

The following is a summary of the Company's intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2021	December 31, 2020
Definite:
Trade names and trademarks	15-25 years	$68,321	$67,770
Customer and dealer relationships	8-15 years	126,104	122,470
Patents and developed technologies	3-12 years	29,338	28,764
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		227,963	223,204
Less accumulated amortization		(49,997)	(35,532)
Total net		177,966	187,672
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$183,466	$193,172

The Company's net carrying value at December 31, 2021 of intangible assets with definite useful lives consists of trade names and trademarks at $57.2 million, customer and dealer relationships at $95.8 million, patents and drawings at $22.1 million, and favorable leasehold interests at $2.9 million. As of December 31, 2021, the related accumulated amortization balance for the definite-lived assets were $11.1 million for trade names and trademarks, $30.4 million for customer and dealer relationships, $7.2 million for patents and drawings, and $1.3 million for favorable leasehold interests. The Company estimates amortization expense to be $14.5 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and capital leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2021, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$67	$89
Interest on lease liabilities	3	7
Operating lease cost	5,571	4,824
Short-term lease cost	1,033	818
Variable lease cost	410	487
Total lease cost	$7,084	$6,225

As of December 31, 2021, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases
2022	$4,949
2023	3,793
2024	2,683
2025	2,036
2026	1,652
Thereafter	3,090
Total minimum lease payments	$18,203
Less imputed interest	(1,311)
Total lease liabilities	$16,892

Rental expense for operating leases was $7.0 million for 2021, $6.1 million for 2020, and $5.5 million for 2019.

Future Lease Commencements

As of December 31, 2021, we have additional operating leases that have not yet commenced in the amount of $4.2 million. These operating leases will commence in fiscal year 2022.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2021	2020
Other non-current assets	$16,744	$14,144

Accrued liabilities	4,655	3,680
Other long-term liabilities	12,237	10,565
Total operating lease liabilities	$16,892	$14,245
Weighted average remaining lease term	5.14 years	5.83 years
Weighted average discount rate	2.83%	3.04%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,013	4,487

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2021	2020
Salaries, wages and bonuses	$37,462	$31,658
Lease liability	4,655	3,680
Taxes	1,902	5,907
Warranty	9,953	9,096
Retirement provision	2,967	3,252
Customer deposits	6,383	1,385
Other	10,201	9,656
Accrued liabilities	$73,523	$64,634

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires or permits certain assets or liabilities to be measured at fair value on a recurring or non- recurring basis in our balance sheets. U.S. GAAP also requires the disclosure of the fair values of financial instruments when an option to elect fair value accounting has been provided but such election has not been made. A debt obligation is an example of such a financial instrument.

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2021 and 2020, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring or nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2021 and 2020.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2021	2020
Bank revolving credit facility	$4,000	$5,000
Term debt	265,498	280,233
Capital lease obligations	56	153
Total debt	269,554	285,386
Less current maturities	15,032	15,066
Total long-term debt	$254,522	$270,320

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company has borrowed $300.0 million pursuant to a Term Facility repayable with interest quarterly at a percentage of the initial principal amount of the Term Facility of 5.0% per year with the remaining principal due in 5 years. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility which terminates in 5 years. Outstanding loans under the revolving credit facility bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case depending on the leverage ratio. The Agreement requires the Company to maintain two financial covenants - a maximum leverage ratio and a minimum asset coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of December 31, 2021, $269.5 million was outstanding under the Credit Agreement. Of the total outstanding, $265.5 million was on the Term Facility at a rate of 1.60% and $4.0 million was on the Revolver Facility at a rate of 3.75%. On December 31, 2021, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $255.0 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2021, are as follows: $15.0 million in 2022; $15.0 million in 2023; $239.5 million in 2024; $0.01 million in 2025; and zero thereafter.

14. INCOME TAXES

Income Statement Components

Earnings before income taxes were as follows:

	December 31,
(in thousands)	2021	2020	2019
Income before income taxes:
Domestic	$74,070	$50,977	$54,830
Foreign	35,428	28,780	29,769
	$109,498	$79,757	$84,599

The components of income tax expense (benefit) were as follows:

	December 31,
(in thousands)	2021	2020	2019
Current:
Domestic	$16,846	$10,823	$6,403
Foreign	8,646	8,759	8,419
State	4,943	3,226	3,291
	30,435	22,808	18,113
Deferred:
Domestic	(679)	1,238	3,906
Foreign	(274)	(1,199)	(280)
State	(229)	(894)	(243)
	(1,182)	(855)	3,383
Total income taxes	$29,253	$21,953	$21,496

A reconciliation of the income tax at the Company’s U.S. statutory federal income tax rate to the provision for income taxes follows:

	December 31,
(in thousands)	2021	2020	2019
Income tax expense at statutory rates	$22,995	$16,749	$17,765
Increase (reduction) from:
Jurisdictional rate differences	1,599	1,034	988
Executive compensation limitation	1,314	170	715
Stock based compensation	(322)	(366)	(358)
U.S. state taxes	3,724	2,556	3,137
Foreign tax expense	—	704	—
R&D credit	(670)	(415)	(699)
GILTI	—	50	872
Previously unrecognized tax (benefit)/expense	8	2,219	(1,504)
Other, net	605	(748)	580
Provision for income taxes	$29,253	$21,953	$21,496
Effective tax rate	27%	28%	25%

Deferred Income Tax Assets and Liabilities

The components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Inventory basis difference	$892	$519
Accounts receivable reserve	240	255
Rental equipment and Property, plant and equipment	201	144
Stock based compensation	688	606
Pension liability	3,116	3,655
Employee benefit accrual	2,747	1,585
Product liability and warranty reserves	2,155	2,242
Foreign net operating loss	3,764	3,566
Lease liability	3,858	3,376
State net operating loss	157	148
Other	1,016	1,891

Total deferred income tax assets	$18,834	$17,987
Less: Valuation allowance	(4,129)	(3,641)

Net deferred income tax assets	$14,705	$14,346

Deferred income tax liabilities:
Inventory basis differences	$(165)	$(287)
Rental equipment and Property, plant and equipment	(13,844)	(14,818)
Lease asset	(3,794)	(3,351)
Intangible assets	(16,197)	(16,496)
Expenses not currently deductible for book purposes	(1,053)	(1,003)

Total deferred income tax liabilities	$(35,053)	$(35,955)

Net deferred income taxes	$(20,348)	$(21,609)

As of December 31, 2021, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $11.8 million with an unlimited carry-forward period, and $0.8 million with a carry-forward expiring in 2035. The Company also has U.S. state net operating loss carry-forwards in the amount of $3.6 million which will expire between 2022 and 2030.

The Company's valuation allowances as of December 31, 2021 and 2020 related primarily to foreign net operating losses and foreign tax credits.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2021	2020
Balance as of beginning of year	$262	$262
Increases for tax positions related to the current year	82	88
Decreases due to lapse of statute of limitations	(74)	(88)
Balance as of end of year	$270	$262

The Company has adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2021, no interest or penalties have accrued. With few exceptions, the Company’s open tax years for its federal and state income tax returns are for the tax years ended 2018 through 2021, and for tax years ended 2014 through 2021 for its foreign income tax returns.

The Company currently intends to permanently reinvest its earnings in certain foreign subsidiaries. No U.S. corporate income taxes or foreign withholding taxes should be imposed on future distributions of the earnings not permanently reinvested. If the amounts asserted as permanent reinvestment were distributed, the Company would be subject to approximately $4.5 million in withholding taxes.

15. COMMON STOCK

On January 3, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.18 per share which was paid on February 1, 2022 to holders of record as of January 18, 2022. The Company also has a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. During 2021, the Company purchased zero shares.

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2021		2020		2019
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	100,920	$68.58	119,720	$57.65	140,170	$49.78
Granted	18,900	156.38	13,950	114.53	12,150	105.56
Exercised	(30,210)	53.68	(31,300)	45.94	(28,100)	38.93
Canceled	(2,000)	130.92	(1,450)	96.97	(4,500)	58.57
Options outstanding at end of year	87,610	91.24	100,920	68.58	119,720	57.65
Options exercisable at end of year	49,360	$61.21	67,700	$52.60	85,070	$47.10
Options available for grant at end of year	297,850		314,750		327,250
*Weighted Averages

 Options outstanding and exercisable at December 31, 2021 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$32.76 - $52.51	16,100	1.49	$40.88	16,100	$40.88
$53.51 - $80.27	19,800	3.35	$54.20	19,800	$54.20
$83.99 - $125.99	33,710	7.08	$102.27	13,460	$95.85
$156.38 - $234.57	18,000	9.16	$156.38	—	$—
Total	87,610			49,360
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2021, 2020, and 2019 were $59.01, $38.33 and $39.85, respectively. Stock option expense was $0.6 million, $0.5 million and $0.5 million for years ending 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2021	2020	2019
Options available for grant at end of year	423,969	455,549	499,640

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2021		2020		2019
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	3,000	$53.51	5,300	$46.87	40,200	$42.99
Granted	—	—	—	—	—	—
Exercised	(1,000)	53.51	(2,300)	38.22	(34,900)	42.40
Canceled	—	—	—	—	—	—
Options outstanding at end of year	2,000	53.51	3,000	53.51	5,300	46.87
Options exercisable at end of year	2,000	$53.51	3,000	$53.51	5,300	$46.87
*Weighted Averages

Options outstanding and exercisable as of December 31, 2021 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$53.51 - $80.27	2,000	2.36	$53.51	2,000	$53.51
Total	2,000			2,000
*Weighted Averages

There were no options granted in 2019, 2020 or 2021. Stock option expense was zero, zero and $0.01 million for years ending 2021, 2020, and 2019, respectively. As of December 31, 2021, there was zero unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.

During 2021, 2020, and 2019, 1,000, 2,300, and 34,900 non-qualified options were exercised, respectively, $0.1 million, $0.1 million, and $1.5 million of cash receipts were received, respectively.

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards ("RSA")/Units for the periods indicated:

	2021		2020		2019
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	91,043	$104.77	78,705	$94.34	75,636	$81.39
Granted	35,224	157.00	44,307	111.95	36,060	105.69
Exercised	(45,651)	101.36	(31,594)	88.90	(32,466)	69.94
Canceled	—	—	(375)	100.34	(525)	99.96
Awards outstanding at end of year	80,616	129.53	91,043	104.77	78,705	94.34
*Weighted Averages

Restricted stock awards granted in 2019 vest 25% after one year following the award date and for an additional 25% of total awarded shares each succeeding year until fully vested. Restricted stock awards granted in 2020 and 2021 vest over a three year period. The weighted-average remaining contractual life in years for 2021, 2020 and 2019 was 1.61, 1.95 and 2.48, respectively. Compensation expense was $5.4 million, $3.7 million and $2.8 million for years ending 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost for awards granted prior to 2020 is expected to be recognized over a period of four years. In 2020, the Board of Directors modified the vesting period for new RSA's granted to three years to be inline with grants of future performance stock units.

Performance Stock Units

In 2020, the Company's Board of Directors approved a change to our long-term incentive compensation plan to implement new performance-based equity grants in the form of a Performance Stock Unit ("PSU") award. PSU award vesting and payout amounts are tied to the Company's achievement of certain targeted financial metrics relating to a three-year performance period with the goal of more closely aligning executive compensation with long-term Company performance.

The 2020 target long-term incentive compensation mix established for the Company's Section 16 filers consists of RSAs and PSUs each representing fifty percent (50%) of the total long-term incentive compensation target value. PSU awards represent a right to receive a certain number of shares of the Company’s common stock at the end of the three-year performance period if certain financial or other performance targets/metrics have been met.

17. RETIREMENT BENEFIT PLANS
Defined Benefit Plans

In connection with the February 3, 2006 purchase of all the net assets of the Gradall excavator business, the Company assumed sponsorship of two Gradall non-contributory defined benefit pension plans, both of which are frozen with respect to both future benefit accruals and future new entrants.

The Gradall Company Employees’ Retirement Plan covers approximately 248 former employees and 55 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of year	$24,100	$22,449
Service cost	5	4
Interest cost	553	689
Liability actuarial (gain) loss	(994)	2,025
Benefits paid	(1,100)	(1,067)
Benefit obligation at end of year	$22,564	$24,100
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$22,370	$20,605
Return on plan assets	2,401	2,832
Employer contributions	—	—
Benefits paid	(1,100)	(1,067)
Fair value of plan assets at end of year	23,671	22,370
Funded status	$1,107	$(1,730)

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

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2021	2020
Discount rate	2.75%	2.35%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2021	2020
Discount rate	2.35%	3.15%
Long-term rate of return on plan assets	7.25%	7.25%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2021	2020
Service cost	$5	$4
Interest cost	553	689
Expected return on plan assets	(1,581)	(1,452)
Amortization of net loss	542	508
Net periodic benefit cost	$(481)	$(251)

 The Company estimates that $0.2 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2022.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2021	2020
Equity securities	36%	56%
Debt securities	62%	38%
Short-term investments	2%	2%
Other	—%	4%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$637	$637	$—	$—
International	940	940	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution CIT I	7,782	—	7,782	—
Wells Fargo Liability Driven Solution CIT II	7,026	—	7,026	—
Wells Fargo BlackRock International Equity	616	—	616	—
Wells Fargo/Causeway International Value	586	—	586	—
Wells Fargo BlackRock Large Cap Growth Index Fund	950	—	950	—
Wells Fargo BlackRock Large Cap Value Index Fund	968	—	968	—
Wells Fargo Multi-Manager Small Cap	1,015	—	1,015	—
Wells Fargo BlackRock Russell 2000 Index Fund	332	—	332	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	419	—	419	—
Wells Fargo/MFS Value CIT F	469	—	469	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	465	—	465	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	487	—	487	—
Wells Fargo Voya Large Cap Growth CIT F	482	—	482	—

Cash & Short-term Investments	497	497	—	—
Total	$23,671	$2,074	$21,597	$—

(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$1,450	$1,450	$—	$—
Large Cap	3,233	3,233	—	—
International	2,660	2,660	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution	3,106	—	3,106	—
Wells Fargo BlackRock International Equity	959	—	959	—
Wells Fargo Core Bond	1,552	—	1,552	—
Wells Fargo/Causeway International Value	923	—	923	—
Wells Fargo BlackRock Large Cap Growth Index Fund	1,268	—	1,268	—
Wells Fargo BlackRock Large Cap Value Index Fund	1,240	—	1,240	—
Wells Fargo Multi-Manager Small Cap	1,544	—	1,544	—
Wells Fargo BlackRock Russell 2000 Index Fund	702	—	702	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	781	—	781	—
Wells Fargo/MFS Value CIT F	627	—	627	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	639	—	639	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	643	—	643	—
Wells Fargo Voya Large Cap Growth CIT F	639	—	639	—

Cash & Short-term Investments	404	404	—	—
Total	$22,370	$7,747	$14,623	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2021 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2021. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2022	$1,269
2023	1,288
2024	1,301
2025	1,310
2026	1,306
Years 2027 through 2031	6,287

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2021, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2021 and 2020, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2021	2020
Benefit obligation at January 1,	$10,160	$9,022
Service cost	369	305
Interest cost	205	236
Liability actuarial loss (gain)	759	1,168
Benefits paid	(167)	(1,025)
Plan amendments	—	454
Benefit obligation at December 31,	$11,326	$10,160

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2021	2020
Service cost	$369	$305
Interest cost	205	236
Amortization of prior service cost	413	317
Amortization of net (gain)/loss	318	158
Recognition of settlement	—	188
Net periodic benefit cost	$1,305	$1,204

The Company estimates that $0.9 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income into net periodic benefit costs during 2022.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2021	2020
Discount rate	2.50%	2.05%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2021	2020
Discount rate	2.05%	2.95%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2022	$456
2023	489
2024	530
2025	606
2026	828
Years 2027 through 2031	4,105

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.5 million, $0.4 million, and $0.6 million to the IAM Plan for the plan years ended December 31, 2021, 2020 and 2019, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2021, 2020 and 2019 were $3.9 million, $3.5 million, and $2.8 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $0.9 million, $0.9 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2021	2020	2019
Net Sales
Wholegoods	$1,024,158	$885,254	$875,805
Parts	262,432	247,126	207,766
Other	47,633	31,086	35,567
Consolidated	$1,334,223	$1,163,466	$1,119,138

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Effective for the fourth quarter of 2021, the Company began reporting its operating results on the basis of the following segments, Vegetation Management Division and Industrial Equipment Division. Prior to the fourth quarter of 2021, the Company had been reporting its operating results on the basis of two segments which were the Industrial Division and Agricultural Division. The Vegetation Management Division includes all of the operations of the former Agricultural Division plus the mowing and forestry/tree care operations that were previously part of the former Industrial Division. The Industrial Equipment Division includes the Company’s vocational truck business and other industrial operations such as excavators, vacuum trucks, street sweepers, and snow removal equipment. The Company's prior period segment information has been retrospectively adjusted to reflect the current segment presentation.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenue and income from operations by reporting segment for the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in thousands)	2021	2020	2019
Net Revenue
Vegetation Management	$812,676	$654,630	$502,194
Industrial Equipment	521,547	508,836	616,944
Consolidated	$1,334,223	$1,163,466	$1,119,138

Income from Operations
Vegetation Management	$78,917	$46,651	$34,035
Industrial Equipment	38,021	48,134	60,877
Consolidated	$116,938	$94,785	$94,912
The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Goodwill
Vegetation Management	$132,963	$124,981
Industrial Equipment	69,443	70,151
Consolidated	$202,406	$195,132

Identifiable Assets
Vegetation Management	$789,838	$707,398
Industrial Equipment	415,904	414,461
Consolidated	$1,205,742	$1,121,859

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Twelve Months Ended December 31,
	2021				2020
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(26,597)	$(6,855)	$(6,874)	$(40,326)	$(35,459)	$(5,989)	$610	$(40,838)
Other comprehensive income (loss) before reclassifications	(15,800)	—	7,984	(7,816)	8,862	—	(5,789)	3,073
Amounts reclassified from accumulated other comprehensive loss	—	1,838	(2,686)	(848)	—	(866)	(1,695)	(2,561)
Other comprehensive income (loss)	(15,800)	1,838	5,298	(8,664)	8,862	(866)	(7,484)	512
Balance as of end of period	$(42,397)	$(5,017)	$(1,576)	$(48,990)	$(26,597)	$(6,855)	$(6,874)	$(40,326)

20. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2021	2020	2019
Net sales	$363,339	$312,462	$357,602
Income from operations	34,561	31,166	32,518
Income before income taxes	37,051	30,674	31,975
Identifiable assets	352,187	304,536	333,392

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2021	2020	2019
Geographic net sales:
United States	$953,024	$862,430	$774,854
France	92,052	81,259	99,145
Canada	83,392	65,313	72,950
United Kingdom	57,386	47,757	52,098
Brazil	31,365	16,592	17,919
Netherlands	27,964	23,946	23,462
Germany	8,977	9,328	7,825
Australia	20,980	10,999	7,550
Other	59,083	45,842	63,335
Total net sales	$1,334,223	$1,163,466	$1,119,138
Geographic location of long-lived assets:
United States	$461,341	$480,940	$515,189
Netherlands	32,262	39,063	37,930
Canada	32,132	33,573	32,606
United Kingdom	36,569	18,843	19,840
France	19,781	21,033	19,513
Brazil	10,408	11,123	15,096
Australia	790	964	1,021
Total long-lived assets	$593,283	$605,539	$641,195

Net sales are attributed to countries based on the location of customers.

21. COMMITMENTS AND CONTINGENCIES

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