Form 10-Q
period 2022-03-31
ALAMO GROUP INC
filed 2022-05-05
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

At April 29, 2022, 11,958,609 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2022 and December 31, 2021

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2022 and March 31, 2021

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2022 and March 31, 2021

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2022 and March 31, 2021

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2022 and March 31, 2021

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$84,277	$42,115
Accounts receivable, net	296,857	237,970
Inventories, net	355,389	320,917
Prepaid expenses and other current assets	12,531	9,500
Income tax receivable	209	1,666
Total current assets	749,263	612,168

Rental equipment, net	31,850	32,514

Property, plant and equipment	324,236	321,863
Less: Accumulated depreciation	(172,552)	(169,372)
Total property, plant and equipment, net	151,684	152,491

Goodwill	198,726	202,406
Intangible assets, net	182,305	183,466
Deferred income taxes	1,054	1,110
Other non-current assets	23,133	21,587

Total assets	$1,338,015	$1,205,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$114,312	$101,396
Income taxes payable	867	2,613
Accrued liabilities	68,315	73,523
Current maturities of long-term debt and finance lease obligations	15,022	15,032
Total current liabilities	198,516	192,564

Long-term debt and finance lease obligations, net of current maturities	357,834	254,522
Long-term tax liability	4,416	4,416
Other long-term liabilities	25,908	27,119
Deferred income taxes	24,161	21,458

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,894,188 and 11,874,178 outstanding at March 31, 2022 and December 31, 2021, respectively	1,189	1,187
Additional paid-in-capital	125,681	124,228
Treasury stock, at cost; 82,600 shares at March 31, 2022 and December 31, 2021, respectively	(4,566)	(4,566)
Retained earnings	650,141	633,804
Accumulated other comprehensive loss	(45,265)	(48,990)
Total stockholders’ equity	727,180	705,663

Total liabilities and stockholders’ equity	$1,338,015	$1,205,742

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net sales:
Vegetation Management	$221,006	$183,884
Industrial Equipment	140,999	127,305
Total net sales	362,005	311,189
Cost of sales	275,364	234,763
Gross profit	86,641	76,426

Selling, general and administrative expenses	53,635	47,330
Amortization expense	3,887	3,658
Income from operations	29,119	25,438

Interest expense	(2,647)	(2,613)
Interest income	72	288
Other income (expense), net	(1,752)	(630)
Income before income taxes	24,792	22,483
Provision for income taxes	6,322	5,021
Net Income	$18,470	$17,462

Net income per common share:
Basic	$1.56	$1.48
Diluted	$1.55	$1.47
Average common shares:
Basic	11,860	11,820
Diluted	11,916	11,882

Dividends declared	$0.18	$0.14

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$18,470	$17,462
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $(250) and $(115), respectively	1,667	(4,010)
Recognition of deferred pension and other post-retirement benefits, net of tax benefit of $255 and expense of $(67), respectively	206	251
Unrealized income on derivative instruments, net of tax expense of $(367) and $(578), respectively	1,852	2,173
Other comprehensive income (loss), net of tax	3,725	(1,586)
Comprehensive income	$22,195	$15,876

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180

For three months ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$575,994	$(41,912)	$651,241

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating Activities
Net income	$18,470	$17,462
Adjustment to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	339	(113)
Depreciation - Property, plant and equipment	5,236	5,247
Depreciation - Rental equipment	1,890	2,207
Amortization of intangibles	3,887	3,658
Amortization of debt issuance	167	167
Stock-based compensation expense	1,371	1,240
Provision for deferred income tax (benefit)	2,797	(502)
Gain on sale of property, plant and equipment	(22)	(615)
Changes in operating assets and liabilities:
Accounts receivable	(58,231)	(34,239)
Inventories	(34,139)	(21,552)
Rental equipment	(1,227)	365
Prepaid expenses and other assets	(3,989)	(712)
Trade accounts payable and accrued liabilities	7,979	16,021
Income taxes payable	(382)	2,629
Long-term tax payable	—	454
Other assets and long-term liabilities, net	869	(318)
Net cash used in operating activities	(54,985)	(8,601)

Investing Activities
Purchase of property, plant and equipment	(4,358)	(3,477)
Proceeds from sale of property, plant and equipment	33	681
Net cash used in investing activities	(4,325)	(2,796)

Financing Activities
Borrowings on bank revolving credit facility	128,000	86,000
Repayments on bank revolving credit facility	(21,000)	(14,000)
Principal payments on long-term debt and finance leases	(3,763)	(3,766)
Dividends paid	(2,133)	(1,654)
Proceeds from exercise of stock options	474	1,072
Common stock repurchased	(390)	(296)
Net cash provided by financing activities	101,188	67,356

Effect of exchange rate changes on cash and cash equivalents	284	(889)
Net change in cash and cash equivalents	42,162	55,070
Cash and cash equivalents at beginning of the year	42,115	50,195
Cash and cash equivalents at end of the period	$84,277	$105,265

Cash paid during the period for:
Interest	$2,619	$2,557
Income taxes	3,574	2,758
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2022

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K").

Effective July 1, 2021, the Company changed its method of accounting for its U.S. inventories from last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company applied this change retrospectively for all prior periods presented.

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

At March 31, 2022 the Company had $17.1 million in reserves for sales discounts compared to $12.6 million at December 31, 2021 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Finished goods	$311,492	$277,760
Work in process	30,527	24,895
Raw materials	13,370	18,262
Inventories, net	$355,389	$320,917

Inventory obsolescence reserves were $14.0 million at March 31, 2022 and $12.9 million at December 31, 2021.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $19.8 million and $20.1 million at March 31, 2022 and December 31, 2021, respectively. The Company recognized depreciation expense of $1.9 million and $2.2 million for the three months ended March 31, 2022 and 2021.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2022 and December 31, 2021, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2022:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	167	(190)	(23)
Goodwill adjustment	(3,657)	—	(3,657)
Balance at March 31, 2022	$129,473	$69,253	$198,726

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2022	December 31, 2021
Definite:
Trade names and trademarks	15-25 years	$69,242	$68,321
Customer and dealer relationships	8-15 years	128,843	126,104
Patents and drawings	3-12 years	28,429	29,338
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		230,714	227,963
Less accumulated amortization		(53,909)	(49,997)
Total net		176,805	177,966
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$182,305	$183,466

The Company recognized amortization expense of $3.9 million and $3.7 million for the three months ended March 31, 2022 and 2021.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$13	$17
Interest on lease liabilities	1	1
Operating lease cost	1,497	1,233
Short-term lease cost	299	214
Variable lease cost	109	116
Total lease cost	$1,919	$1,581

Rent expense for the three months ended March 31, 2022 and 2021 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2022		December 31, 2021
2022	$4,077	*	$4,949
2023	4,245		3,793
2024	3,154		2,683
2025	2,531		2,036
2026	2,110		1,652
Thereafter	3,089		3,090
Total minimum lease payments	$19,206		$18,203
Less imputed interest	(1,303)		(1,311)
Total operating lease liabilities	$17,903		$16,892
*Period ended March 31, 2022 represents the remaining nine months of 2022.
Future Lease Commencements

As of March 31, 2022, there are additional operating leases, primarily for office equipment, autos and forklifts, that have not yet commenced in the amount of $0.7 million. These operating leases will commence in fiscal year 2022 with lease terms of 1 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2022	December 31, 2021
Other non-current assets	$17,797	$16,744

Accrued liabilities	4,762	4,655
Other long-term liabilities	13,141	12,237
Total operating lease liabilities	$17,903	$16,892

Weighted Average Remaining Lease Term	5.05 years	5.14 years
Weighted Average Discount Rate	2.88%	2.83%

Supplemental Cash Flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,355	$1,121

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current Maturities:
Finance lease obligations	$22	$32
Term debt	15,000	15,000
	15,022	15,032
Long-term debt:
Finance lease obligations	20	24
Term debt, net	246,814	250,498
Bank revolving credit facility	111,000	4,000
Total Long-term debt	357,834	254,522
Total debt	$372,856	$269,554

As of March 31, 2022, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $160.9 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2022	2021

Dividends declared	$0.18	$0.14
Dividends paid	$0.18	$0.14

On April 4, 2022, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.18 per share, which was paid on May 2, 2022, to shareholders of record at the close of business on April 18, 2022.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2022	2021
Net Income	$18,470	$17,462
Average Common Shares:
Basic (weighted-average outstanding shares)	11,860	11,820
Dilutive potential common shares from stock options	56	62
Diluted (weighted-average outstanding shares)	11,916	11,882

Basic earnings per share	$1.56	$1.48
Diluted earnings per share	$1.55	$1.47

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2022	2021
Net Sales
Wholegoods	$280,943	$239,297
Parts	67,972	63,538
Other	13,090	8,354
Consolidated	$362,005	$311,189

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2022	2021
Net Sales
United States	$255,187	$219,429
France	23,046	24,952
Canada	20,453	19,209
United Kingdom	17,674	12,499
Netherlands	3,480	7,485
Brazil	13,094	5,881
Australia	7,156	4,793
Germany	—	1,939
Other	21,915	15,002
Consolidated	$362,005	$311,189

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Sales
Vegetation Management	$221,006	$183,884
Industrial Equipment	140,999	127,305
Consolidated	$362,005	$311,189

Income from Operations
Vegetation Management	$18,334	$16,750
Industrial Equipment	10,785	8,688
Consolidated	$29,119	$25,438

(in thousands)	March 31, 2022	December 31, 2021
Goodwill
Vegetation Management	$129,473	$132,963
Industrial Equipment	69,253	69,443
Consolidated	$198,726	$202,406

Total Identifiable Assets
Vegetation Management	$892,028	$789,838
Industrial Equipment	445,987	415,904
Consolidated	$1,338,015	$1,205,742

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(42,397)	$(5,017)	$(1,576)	$(48,990)	$(26,597)	$(6,855)	$(6,874)	$(40,326)
Other comprehensive income (loss) before reclassifications	1,667	—	2,496	4,163	(4,010)	—	2,823	(1,187)
Amounts reclassified from accumulated other comprehensive loss	—	206	(644)	(438)	—	251	(650)	(399)
Other comprehensive income (loss)	1,667	206	1,852	3,725	(4,010)	251	2,173	(1,586)
Balance as of end of period	$(40,730)	$(4,811)	$276	$(45,265)	$(30,607)	$(6,604)	$(4,701)	$(41,912)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

	Three Months Ended March 31,
As a Percent of Net Sales	2022	2021

Vegetation Management	61.1%	59.1%
Industrial Equipment	38.9%	40.9%
Total sales, net	100.0%	100.0%

	Three Months Ended March 31,
Cost Trends and Profit Margin, as Percentages of Net Sales	2022	2021

Gross profit	23.9%	24.6%
Income from operations	8.0%	8.2%
Income before income taxes	6.8%	7.2%
Net income	5.1%	5.6%

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

We experienced continued strong demand for our products during the first quarter of 2022. In January, COVID-19 variant cases created operational disruptions at several of our North American and European facilities but the number of cases has diminished. Our top line performance was strong in the first quarter but margins have continued to be constrained by higher material and freight costs, as well as ongoing supply chain disruptions which have had a negative effect on our manufacturing efficiencies. While we have taken action to mitigate supply chain disruptions, we expect these challenges to continue for the remainder of 2022.

For the first three months of 2022, the Company's net sales increased by 16%, and net income increased by 6% compared to the same period in 2021. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year which was impacted by the COVID-19 pandemic. Offsetting the increase were disruptions in our supply chain, significant input cost inflation (including increased freight and material costs), and logistics issues.

The Company's Vegetation Management Division experienced a 20% increase in sales for the first three months of 2022 compared to the first three months of 2021 primarily as a result of increased customer demand as well as pricing actions. The Division's new orders and backlog improved in all product lines. The Division's income from operations for the first three months of 2022 was up 9% versus the same period in 2021, due to increased demand but offset by higher material and freight costs and supply chain disruptions which had a negative effect on manufacturing efficiencies.

The Company's Industrial Equipment Division sales increased in the first three months of 2022 by 11% as compared to the first three months of 2021. Industrial Equipment sales were strong in the excavator and vacuum truck product lines supported by solid yet modest increases in street sweeper, debris collector and snow removal equipment. Negatively impacting this Division in the quarter were higher input costs and supply chain disruptions which affected manufacturing efficiencies. Notwithstanding these challenges, the Division's income from operations recorded a 24% improvement for the first three months of 2022 compared to the first three months of 2021.

Consolidated income from operations was $29.1 million in the first three months of 2022 compared to $25.4 million in the first three months of 2021, an increase of 14%. The Company's backlog increased 103% to $917.8 million at the end of the first quarter of 2022 versus a backlog of $452.5 million at the end of the first quarter of 2021. The increase in the Company's backlog was primarily attributable to strong customer demand for our products in both Divisions as outlined above.

The effects of the COVID-19 pandemic continue to impact our business and operations. While we have seen a decline of COVID-19 cases in our facilities and in the markets we serve, new strains of the disease and/or a resurgence of cases could negatively impact us in the future by, among other things, reducing overall customer demand for our products or creating significant operational disruptions in our manufacturing facilities that could lead to delayed deliveries and/or production inefficiencies and higher costs. The indirect effects of the pandemic, including supply chain and logistics challenges, the unavailability of certain raw materials and key product components, input cost inflation and labor shortages, continue to negatively impact us and are likely to persist in the near-term.

While the direct and indirect consequences of the COVID-19 pandemic continue to pose significant challenges, the Company may also be negatively affected by several other factors such as changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, further supply chain issues, changes in U.S. fiscal policy such as changes in the federal tax rate, weakness in the overall world-wide economy, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

Results of Operations

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Net sales for the first quarter of 2022 were $362.0 million, an increase of $50.8 million or 16% compared to $311.2 million for the first quarter of 2021. Net sales during the first quarter of 2022 improved due to strong customer demand for our products versus the first quarter of 2021. Negatively affecting the first quarter of 2022 were higher costs for materials, inbound freight and supply chain disruptions which caused shortages of component parts.

Net Vegetation Management sales increased by $37.1 million or 20% to $221.0 million for the first quarter of 2022 compared to $183.9 million during the same period in 2021. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Supply chain and logistics disruptions had an overall negative impact during the first quarter of 2022.

Net Industrial Equipment sales were $141.0 million in the first quarter of 2022 compared to $127.3 million for the same period in 2021, an increase of $13.7 million or 11%. The increase was mainly due to the continued solid results in excavator and vacuum truck product lines with modest support from other product lines. This Division also continued to experience supply chain disruptions and logistics issues in the first quarter of 2022, including delays in receiving truck chassis and component parts from supply chain partners.

Gross profit for the first quarter of 2022 was $86.6 million (24% of net sales) compared to $76.4 million (25% of net sales) during the same period in 2021, an increase of $10.2 million.  The increase in gross profit during the first quarter of 2022 compared to the first quarter of 2021 was the result of higher sales volume. Profitability in the quarter was negatively impacted by shortages of component parts, which created manufacturing inefficiencies, along with higher costs of materials and inbound freight. These factors had a negative effect on the Company's gross margin percentage during the first quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $53.6 million (15% of net sales) during the first quarter of 2022 compared to $47.3 million (15% of net sales) during the same period of 2021, an increase of $6.3 million. The increase in SG&A expense in the first quarter of 2022 compared to the first quarter of 2021 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Amortization expense in the first quarter of 2022 was $3.9 million compared to $3.7 million in the same period in 2021, an increase of $0.2 million.

Interest expense was $2.6 million for the first quarter of 2022 compared to $2.6 million during the same period in 2021.

Other income (expense), net was $1.8 million of expense for the first quarter of 2022 compared to $0.6 million of expense during the same period in 2021.

Provision for income taxes was $6.3 million (26% of income before income tax) in the first quarter of 2022 compared to $5.0 million (22% of income before income tax) during the same period in 2021. The higher tax rate incurred in the first quarter of 2022 as compared to 2021, represents the annual rate the Company expects to incur.

The Company’s net income after tax was $18.5 million or $1.55 per share on a diluted basis for the first quarter of 2022 compared to $17.5 million or $1.47 per share on a diluted basis for the first quarter of 2021.  The increase of $1.0 million resulted from the factors described above.

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

As of March 31, 2022, the Company had working capital of $550.7 million which represents an increase of $131.1 million from working capital of $419.6 million at December 31, 2021. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable as well as an increase in inventory to support the Company's higher backlog levels.

Capital expenditures were $4.4 million for the first three months of 2022, compared to $3.5 million during the first three months of 2021. The Company expects to approve a normalized capital expenditure level for the full year of 2022. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $4.3 million during the first three months of 2022 compared to $2.8 million during the first three months of 2021.
Net cash provided by financing activities was $101.2 million and $67.4 million during the three month periods ended March 31, 2022 and March 31, 2021, respectively. Higher net cash provided by financing activities for the first three months of 2022 relates to increased borrowings on the Company's revolving credit facility used for increased working capital needs in support of elevated backlog levels.

The Company had $80.6 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2022. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company borrowed $300.0 million pursuant to a Term Facility repayable at a percentage of the initial principal amount of the Term Facility equal to 5.0% per year along with interest payable quarterly. The remaining principal amount is due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of March 31, 2022, $373.5 million was outstanding under the Credit Agreement, $262.5 million on the Term Facility and $111.0 million on the Revolver Facility. On March 31, 2022, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $160.9 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2022.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2021 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2021 Form 10-K.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions; the ongoing direct and indirect impacts of the COVID-19 pandemic; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; negative economic impacts resulting from geopolitical events such as the war in Ukraine or trade wars; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increase in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; repercussions from the exit by the U.K. from the European Union (EU); acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of raw materials and product components; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. The Company continues to experience the impacts of COVID-19 on its markets and operations including, most notably, supply chain disruptions, input cost inflation and skilled labor shortages. The full extent to which COVID-19 will continue to adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $1.7 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $2.6 million for the three month period ended March 31, 2022.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

In March 2019, the Company entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include €40 million ($45 million) that matured in December 2021.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2022 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.9 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of March 31, 2022, the Company had $373.5 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K").

Item 1A. - Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2021 Form 10-K for the year ended December 31, 2021.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-31, 2022	—	—	—	$25,861,222
February 1-28, 2022	—	—	—	$25,861,222
March 1-31, 2022	—	—	—	$25,861,222
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

May 4, 2022	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)