Form 10-Q
period 2022-06-30
ALAMO GROUP INC
filed 2022-08-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

At July 29, 2022, 11,966,177 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2022 and December 31, 2021

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2022 and June 30, 2021

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2022 and June 30, 2021

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2022 and June 30, 2021

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2022 and June 30, 2021

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$75,894	$42,115
Accounts receivable, net	306,967	237,970
Inventories, net	352,915	320,917
Prepaid expenses and other current assets	11,095	9,500
Income tax receivable	1,432	1,666
Total current assets	748,303	612,168

Rental equipment, net	31,168	32,514

Property, plant and equipment	325,911	321,863
Less: Accumulated depreciation	(172,004)	(169,372)
Total property, plant and equipment, net	153,907	152,491

Goodwill	196,068	202,406
Intangible assets, net	178,781	183,466
Deferred income taxes	1,006	1,110
Other non-current assets	23,143	21,587

Total assets	$1,332,376	$1,205,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$107,003	$101,396
Income taxes payable	1,498	2,613
Accrued liabilities	66,100	73,523
Current maturities of long-term debt and finance lease obligations	15,015	15,032
Total current liabilities	189,616	192,564

Long-term debt and finance lease obligations, net of current maturities	356,149	254,522
Long-term tax liability	2,444	4,416
Other long-term liabilities	24,642	27,119
Deferred income taxes	23,083	21,458

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,909,064 and 11,874,178 outstanding at June 30, 2022 and December 31, 2021, respectively	1,191	1,187
Additional paid-in-capital	127,180	124,228
Treasury stock, at cost; 82,600 shares at June 30, 2022 and December 31, 2021, respectively	(4,566)	(4,566)
Retained earnings	676,474	633,804
Accumulated other comprehensive loss	(63,837)	(48,990)
Total stockholders’ equity	736,442	705,663

Total liabilities and stockholders’ equity	$1,332,376	$1,205,742

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales:
Vegetation Management	$255,003	$214,665	$476,009	$398,549
Industrial Equipment	141,211	132,885	282,210	260,190
Total net sales	396,214	347,550	758,219	658,739
Cost of sales	296,497	259,410	571,861	494,173
Gross profit	99,717	88,140	186,358	164,566

Selling, general and administrative expenses	55,009	50,887	108,644	98,217
Amortization expense	3,792	3,663	7,679	7,321
Income from operations	40,916	33,590	70,035	59,028

Interest expense	(3,189)	(2,854)	(5,836)	(5,467)
Interest income	57	293	129	581
Other income (expense), net	(134)	3,253	(1,886)	2,623
Income before income taxes	37,650	34,282	62,442	56,765
Provision for income taxes	9,178	8,245	15,500	13,266
Net Income	$28,472	$26,037	$46,942	$43,499

Net income per common share:
Basic	$2.39	$2.20	$3.95	$3.68
Diluted	$2.39	$2.19	$3.94	$3.66
Average common shares:
Basic	11,880	11,842	11,870	11,831
Diluted	11,938	11,902	11,927	11,892

Dividends declared	$0.18	$0.14	$0.36	$0.28

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$28,472	$26,037	$46,942	$43,499
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense of $(654) and zero, and $(904) and $(115), respectively	(19,822)	4,566	(18,155)	556
Recognition of deferred pension and other post-retirement benefits, net of tax benefit and (expense) of $59 and $(67), and $314 and $(134), respectively	205	252	411	503
Unrealized income on derivative instruments, net of tax expense of $(371) and $(23), and $(738) and $(601), respectively	1,045	88	2,897	2,261
Other comprehensive (loss) income, net of tax	(18,572)	4,906	(14,847)	3,320
Comprehensive income	$9,900	$30,943	$32,095	$46,819

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180
Other comprehensive income	—	—	—	—	28,472	(18,572)	9,900
Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Stock-based compensation transactions	15	2	(251)	—	—	—	(249)
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at June 30, 2022	11,826	$1,191	$127,180	$(4,566)	$676,474	$(63,837)	$736,442

For six months ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$575,994	$(41,912)	$651,241
Other comprehensive income	—	—	—	—	26,037	4,906	30,943
Stock-based compensation expense	—	—	1,316	—	—	—	1,316
Stock-based compensation transactions	23	2	(604)	—	—	—	(602)
Dividends paid ($0.14 per share)	—	—	—	—	(1,657)	—	(1,657)
Balance at June 30, 2021	11,779	$1,186	$121,253	$(4,566)	$600,374	$(37,006)	$681,241

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating Activities
Net income	$46,942	$43,499
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	315	115
Depreciation - Property, plant and equipment	10,648	10,546
Depreciation - Rental equipment	3,765	4,418
Amortization of intangibles	7,679	7,321
Amortization of debt issuance	334	334
Stock-based compensation expense	3,121	2,556
Provision for deferred income tax (benefit)	349	500
Gain on sale of property, plant and equipment	(69)	(4,160)
Changes in operating assets and liabilities:
Accounts receivable	(74,024)	(43,235)
Inventories	(37,185)	(34,621)
Rental equipment	(2,501)	(772)
Prepaid expenses and other assets	(2,992)	(13)
Trade accounts payable and accrued liabilities	2,263	27,283
Income taxes payable	(1,028)	(3,414)
Long-term tax payable	(1,972)	454
Other assets and long-term liabilities, net	966	(1,415)
Net cash (used in) provided by operating activities	(43,389)	9,396

Investing Activities
Acquisitions, net of cash acquired	(2,000)	—
Purchase of property, plant and equipment	(14,965)	(9,357)
Proceeds from sale of property, plant and equipment	181	9,312
Net cash used in investing activities	(16,784)	(45)

Financing Activities
Borrowings on bank revolving credit facility	162,000	103,000
Repayments on bank revolving credit facility	(53,000)	(66,000)
Principal payments on long-term debt and finance leases	(7,521)	(7,537)
Dividends paid	(4,272)	(3,311)
Proceeds from exercise of stock options	547	1,403
Common stock repurchased	(712)	(1,229)
Net cash provided by financing activities	97,042	26,326

Effect of exchange rate changes on cash and cash equivalents	(3,090)	(242)
Net change in cash and cash equivalents	33,779	35,435
Cash and cash equivalents at beginning of the year	42,115	50,195
Cash and cash equivalents at end of the period	$75,894	$85,630

Cash paid during the period for:
Interest	$5,998	$5,207
Income taxes	17,615	15,647
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2022

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

2. Business Combinations

On October 26, 2021, the Company acquired 100% of the issued and outstanding equity interests of Timberwolf Limited (“Timberwolf”). Timberwolf manufactures a broad range of commercial wood chippers, primarily serving markets in the U.K. and the European Union. The primary reason for the Timberwolf acquisition was to enhance the Company's forestry and tree care platform for growth by increasing both the Company's product portfolio and capabilities in the European market. The acquisition price was approximately $25.0 million. The Company completed its review of the valuation of the purchase price allocation for Timberwolf during the second quarter of 2022. The Company has included the operating results of Timberwolf in its consolidated financial statements since the date of acquisition, these results are considered immaterial.

3. Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At June 30, 2022 the Company had $17.2 million in reserves for sales discounts compared to $12.6 million at December 31, 2021 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Finished goods	$310,497	$277,760
Work in process	29,072	24,895
Raw materials	13,346	18,262
Inventories, net	$352,915	$320,917

Inventory obsolescence reserves were $11.7 million at June 30, 2022 and $12.9 million at December 31, 2021.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $20.5 million and $20.1 million at June 30, 2022 and December 31, 2021, respectively. The Company recognized depreciation expense of $1.9 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively and $3.8 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2022 and December 31, 2021, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2022:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	(1,876)	(943)	(2,819)
Goodwill adjustment	(3,519)	—	(3,519)
Balance at June 30, 2022	$127,568	$68,500	$196,068

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2022	December 31, 2021
Definite:
Trade names and trademarks	15-25 years	$68,719	$68,321
Customer and dealer relationships	8-15 years	129,539	126,104
Patents and drawings	3-12 years	28,223	29,338
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		230,681	227,963
Less accumulated amortization		(57,400)	(49,997)
Total net		173,281	177,966
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$178,781	$183,466

The Company recognized amortization expense of $3.8 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.7 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$6	$17	$19	$34
Interest on lease liabilities	—	1	1	2
Operating lease cost	1,434	1,288	2,931	2,521
Short-term lease cost	334	243	633	457
Variable lease cost	103	97	212	213
Total lease cost	$1,877	$1,646	$3,796	$3,227

Rent expense for the three and six months ended June 30, 2022 and 2021 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2022		December 31, 2021
2022	$2,524	*	$4,949
2023	4,175		3,793
2024	3,117		2,683
2025	2,451		2,036
2026	2,072		1,652
Thereafter	3,127		3,090
Total minimum lease payments	$17,466		$18,203
Less imputed interest	(1,251)		(1,311)
Total operating lease liabilities	$16,215		$16,892
*Period ended June 30, 2022 represents the remaining six months of 2022.
Future Lease Commencements

As of June 30, 2022, there are additional operating leases, primarily for buildings, equipment, autos and forklifts, that have not yet commenced in the amount of $1.1 million. These operating leases will commence in fiscal year 2022 with lease terms of 2 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2022	December 31, 2021
Other non-current assets	$16,075	$16,744

Accrued liabilities	4,287	4,655
Other long-term liabilities	11,928	12,237
Total operating lease liabilities	$16,215	$16,892

Weighted Average Remaining Lease Term	4.97 years	5.14 years
Weighted Average Discount Rate	2.97%	2.83%

Supplemental Cash Flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,651	$2,287

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current Maturities:
Finance lease obligations	$15	$32
Term debt	15,000	15,000
	15,015	15,032
Long-term debt:
Finance lease obligations	18	24
Term debt, net	243,131	250,498
Bank revolving credit facility	113,000	4,000
Total Long-term debt	356,149	254,522
Total debt	$371,164	$269,554

As of June 30, 2022, $2.1 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $185.7 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Dividends declared	$0.18	$0.14	$0.36	$0.28
Dividends paid	$0.18	$0.14	$0.36	$0.28

On July 1, 2022, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.18 per share, which was paid on August 1, 2022, to shareholders of record at the close of business on July 18, 2022.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2022	2021	2022	2021
Net Income	$28,472	$26,037	$46,942	$43,499
Average Common Shares:
Basic (weighted-average outstanding shares)	11,880	11,842	11,870	11,831
Dilutive potential common shares from stock options	58	60	57	61
Diluted (weighted-average outstanding shares)	11,938	11,902	11,927	11,892

Basic earnings per share	$2.39	$2.20	$3.95	$3.68
Diluted earnings per share	$2.39	$2.19	$3.94	$3.66

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Wholegoods	$313,884	$270,665	$594,827	$509,963
Parts	70,825	67,067	138,797	127,592
Other	11,505	9,818	24,595	21,184
Consolidated	$396,214	$347,550	$758,219	$658,739

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Sales
United States	$283,102	$242,361	$538,289	$461,790
France	23,671	23,064	46,717	48,016
Canada	23,276	25,675	43,729	44,884
United Kingdom	17,395	15,817	35,069	28,316
Netherlands	3,862	8,680	7,342	16,165
Brazil	14,109	8,303	27,203	14,184
Australia	5,785	4,796	12,941	9,589
Germany	1,427	1,893	1,758	3,832
Other	23,587	16,961	45,171	31,963
Consolidated	$396,214	$347,550	$758,219	$658,739

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Vegetation Management	$255,003	$214,665	$476,009	$398,549
Industrial Equipment	141,211	132,885	282,210	260,190
Consolidated	$396,214	$347,550	$758,219	$658,739

Income from Operations
Vegetation Management	$32,796	$22,664	$51,130	$39,414
Industrial Equipment	8,120	10,926	18,905	19,614
Consolidated	$40,916	$33,590	$70,035	$59,028

(in thousands)	June 30, 2022	December 31, 2021
Goodwill
Vegetation Management	$127,568	$132,963
Industrial Equipment	68,500	69,443
Consolidated	$196,068	$202,406

Total Identifiable Assets
Vegetation Management	$889,067	$789,838
Industrial Equipment	443,309	415,904
Consolidated	$1,332,376	$1,205,742

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(40,730)	$(4,811)	$276	$(45,265)	$(30,607)	$(6,604)	$(4,701)	$(41,912)
Other comprehensive income (loss) before reclassifications	(19,822)	—	1,380	(18,442)	4,566	—	757	5,323
Amounts reclassified from accumulated other comprehensive loss	—	205	(335)	(130)	—	252	(669)	(417)
Other comprehensive income (loss)	(19,822)	205	1,045	(18,572)	4,566	252	88	4,906
Balance as of end of period	$(60,552)	$(4,606)	$1,321	$(63,837)	$(26,041)	$(6,352)	$(4,613)	$(37,006)

	Six Months Ended June 30,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gaines (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(42,397)	$(5,017)	$(1,576)	$(48,990)	$(26,597)	$(6,855)	$(6,874)	$(40,326)
Other comprehensive income (loss) before reclassifications	(18,155)	—	3,876	(14,279)	556	—	3,580	4,136
Amounts reclassified from accumulated other comprehensive loss	—	411	(979)	(568)	—	503	(1,319)	(816)
Other comprehensive income (loss)	(18,155)	411	2,897	(14,847)	556	503	2,261	3,320
Balance as of end of period	$(60,552)	$(4,606)	$1,321	$(63,837)	$(26,041)	$(6,352)	$(4,613)	$(37,006)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vegetation Management	64.4%	61.8%	62.8%	60.5%
Industrial Equipment	35.6%	38.2%	37.2%	39.5%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	25.2%	25.4%	24.6%	25.0%
Income from operations	10.3%	9.7%	9.2%	9.0%
Income before income taxes	9.5%	9.9%	8.2%	8.6%
Net income	7.2%	7.5%	6.2%	6.6%

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

We experienced continued strong demand for our products during the first six months of 2022 as was reflected in our top line growth. Margins improved due to the increase in shipments along with pricing actions we began in 2021 which helped mitigate inflation cost pressures. However, we continue to be constrained by higher material and inbound freight costs, ongoing supply chain disruptions and skilled labor shortages.

For the first six months of 2022, the Company's net sales increased by 15%, and net income increased by 8% compared to the same period in 2021. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year and solid cost and expense discipline. Offsetting the increase were disruptions in our supply chain, significant input cost inflation (including increased inbound freight and material costs), and logistics issues.

The Company's Vegetation Management Division experienced a 19% increase in sales for the first six months of 2022 compared to the first six months of 2021 primarily as a result of increased customer demand as well as pricing actions. The Division's new orders and backlog improved in all product lines. The Division's income from operations for the first six months of 2022 was up 30% versus the same period in 2021, due to increased demand but offset by higher material and inbound freight costs and supply chain disruptions.

The Company's Industrial Equipment Division sales increased in the first six months of 2022 by 8% as compared to the first six months of 2021. Industrial Equipment sales were strong in the excavator and vacuum truck product lines and were supported by modest increases in our street sweeper, debris collector and snow removal equipment lines. Negatively impacting this Division in the quarter were higher input costs and supply chain disruptions. These challenges had a negative effect on the Division's income from operations which led to a 4% decline for the first six months of 2022 compared to the first six months of 2021.

Consolidated income from operations was $70.0 million in the first six months of 2022 compared to $59.0 million in the first six months of 2021, an increase of 19%. The Company's backlog increased 78% to $894.0 million at the end of the second quarter of 2022 versus a backlog of $503.6 million at the end of the second quarter of 2021. The increase in the Company's backlog was primarily attributable to strong customer demand for our products in both Divisions as outlined above.

The effects of the COVID-19 pandemic continue to impact our business and operations. In general, we have seen a gradual decline in the number of COVID-19 cases in our facilities despite occasional localized outbreaks. However, new strains of the disease and/or a significant resurgence of cases could negatively impact us in the future by, among other things, reducing overall customer demand for our products or creating significant operational disruptions in our manufacturing facilities that could lead to delayed deliveries and/or production inefficiencies and higher costs. The indirect effects of the pandemic, including supply chain and logistics challenges, the unavailability of certain raw materials and key product components, input cost inflation and labor shortages, continue to negatively impact us and seem likely to persist in the near-term.

While the direct and indirect consequences of the COVID-19 pandemic continue to pose significant challenges, the Company may also be negatively affected by several other factors such as increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, further supply chain issues, changes in U.S. fiscal policy such as changes in the federal tax rate, weakness in the overall world-wide economy, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

Results of Operations

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Net sales for the second quarter of 2022 were $396.2 million, an increase of $48.6 million or 14% compared to $347.6 million for the second quarter of 2021. Net sales during the second quarter of 2022 improved due to strong customer demand for our products versus the second quarter of 2021. Negatively affecting the second quarter of 2022 were higher costs for materials and inbound freight, as well as supply chain disruptions which caused component shortages and related operational disruptions.

Net Vegetation Management sales increased by $40.3 million or 19% to $255.0 million for the second quarter of 2022 compared to $214.7 million during the same period in 2021. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Supply chain and logistics disruptions had an overall negative impact during the second quarter of 2022.

Net Industrial Equipment sales were $141.2 million in the second quarter of 2022 compared to $132.9 million for the same period in 2021, an increase of $8.3 million or 6%. The increase was mainly due to continued solid results in our excavator and vacuum truck product lines with modest support from other product lines. This Division was also negatively impacted by ongoing supply chain disruptions and logistics issues in the second quarter of 2022, including delays in receiving truck chassis and component parts from supply chain partners.

Gross profit for the second quarter of 2022 was $99.7 million (25% of net sales) compared to $88.1 million (25% of net sales) during the same period in 2021, an increase of $11.6 million.  The increase in gross profit during the second quarter of 2022 compared to the second quarter of 2021 was primarily attributable to higher sales volume and positive pricing actions. Profitability in the quarter was negatively impacted by shortages of component parts along with higher costs of materials and inbound freight. These factors had a negative effect on the Company's gross margin percentage during the second quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $55.0 million (14% of net sales) during the second quarter of 2022 compared to $50.9 million (15% of net sales) during the same period of 2021, an increase of $4.1 million. The increase in SG&A expense in the second quarter of 2022 compared to the second quarter of 2021 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Amortization expense in the second quarter of 2022 was $3.8 million compared to $3.7 million in the same period in 2021, an increase of $0.1 million.

Interest expense was $3.2 million for the second quarter of 2022 compared to $2.9 million during the same period in 2021.

Other income (expense), net was $0.1 million of expense for the second quarter of 2022 compared to $3.3 million of income during the same period in 2021.  The income in 2021 was primarily from the sale of a facility in the Netherlands of $3.4 million.

Provision for income taxes was $9.2 million (24% of income before income tax) in the second quarter of 2022 compared to $8.2 million (24% of income before income tax) during the same period in 2021.

The Company’s net income after tax was $28.5 million or $2.39 per share on a diluted basis for the second quarter of 2022 compared to $26.0 million or $2.19 per share on a diluted basis for the second quarter of 2021.  The increase of $2.5 million resulted from the factors described above.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Net sales for the first six months of 2022 were $758.2 million, an increase of $99.5 million or 15% compared to $658.7 million for the first six months of 2021. The increase in net sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions and improved pricing. Negatively impacting net sales were higher costs for materials, inbound freight and supply chain and logistical disruptions.

Net Vegetation Management sales increased during the first six months by $77.5 million or 19% to $476.0 million for 2022 compared to $398.5 million during the same period in 2021. The increase was due to a strong performance in all product lines, particularly forestry and tree care and agricultural and governmental mowing equipment in both North America and Europe. Supply chain disruptions, logistics issues and unfavorable input cost changes constrained this Division during the first six months of 2022.

Net Industrial Equipment sales were $282.2 million during the first six months of 2022 compared to $260.2 million for the same period in 2021, an increase of $22.0 million or 8%. The increase in sales for the first six months of 2022 compared to the first six months of 2021 was mainly due to the continued solid results in excavator and vacuum truck product lines, with modest support from other product lines. Net sales in the first six months of 2022 were also negatively affected by supply chain disruptions and higher input costs in both material and inbound freight costs.

Gross profit for the first six months of 2022 was $186.4 million (25% of net sales) compared to $164.6 million (25% of net sales) during the same period in 2021, an increase of $21.8 million. The increase in gross profit was mainly attributable to higher sales volume during the first six months of 2022 compared to the first six months of 2021 as well as improved pricing. Shortages of component parts along with higher costs of materials and inbound freight negatively impacted the first six months of 2022.

SG&A expenses were $108.6 million (14% of net sales) during the first six months of 2022 compared to $98.2 million (15% of net sales) during the same period of 2021, an increase of $10.4 million. The increase in SG&A expense in the first six months of 2022 compared to the first six months of 2021 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Amortization expense in the first six months of 2022 was $7.7 million compared to $7.3 million in the same period in 2021, an increase of $0.4 million.

Interest expense was $5.8 million for the first six months of 2022 compared to $5.5 million during the same period in 2021, an increase of $0.3 million.

Other income (expense), net was $1.9 million of expense during the first six months of 2022 compared to $2.6 million of income in the first six months of 2021. The expense in 2022 is primarily from an excise tax audit and to a lesser extent, changes in exchange rates. The income in 2021 is primarily from changes in exchange rates and the sale of a facility in the Netherlands for $3.4 million.

Provision for income taxes was $15.5 million (25% of income before income taxes) in the first six months of 2022 compared to $13.3 million (23% of income before income taxes) during the same period in 2021.

The Company's net income after tax was $46.9 million or $3.94 per share on a diluted basis for the first six months of 2022 compared to $43.5 million or $3.66 per share on a diluted basis for the first six months of 2021. The increase of $3.4 million resulted from the factors described above.

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

As of June 30, 2022, the Company had working capital of $558.7 million which represents an increase of $139.1 million from working capital of $419.6 million at December 31, 2021. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable as well as an increase in inventory to support the Company's higher backlog levels.

Capital expenditures were $15.0 million for the first six months of 2022, compared to $9.4 million during the first six months of 2021. The Company expects to approve a normalized capital expenditure level of approximately $30.0 million for the full year of 2022. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $16.8 million during the first six months of 2022 compared to $— million during the first six months of 2021.
Net cash provided by financing activities was $97.0 million and $26.3 million during the six month periods ended June 30, 2022 and June 30, 2021, respectively. Higher net cash provided by financing activities for the first six months of 2022 relates to increased borrowings on the Company's revolving credit facility used for increased working capital needs in support of elevated backlog levels.

The Company had $70.9 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2022. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 24, 2019, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Second Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent. The Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $650.0 million and, subject to certain conditions, the Company has the option to request an increase in aggregate commitments of up to an additional $200.0 million. Pursuant to the Credit Agreement, the Company borrowed $300.0 million pursuant to a Term Facility repayable at a percentage of the initial principal amount of the Term Facility equal to 5.0% per year along with interest payable quarterly. The remaining principal amount is due in 2024. Up to $350.0 million is available under the Credit Agreement pursuant to a Revolver Facility. The Agreement requires the Company to maintain two financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the Term Facility and the Revolver Facility is October 24, 2024. As of June 30, 2022, $371.8 million was outstanding under the Credit Agreement, $258.8 million on the Term Facility and $113.0 million on the Revolver Facility. On June 30, 2022, $2.1 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $185.7 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2022.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $19.8 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the

Company’s sales are denominated would result in a change in gross profit of $5.5 million for the six month period ended June 30, 2022.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2022 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.9 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of June 30, 2022, the Company had $371.8 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1-30, 2022	—	—	—	$25,861,222
May 1-31, 2022	—	—	—	$25,861,222
June 1-30, 2022	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program has a term of five (5) years, terminating on December 12, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

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

August 3, 2022	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)