Form 10-Q
period 2022-09-30
ALAMO GROUP INC
filed 2022-11-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

At October 28, 2022, 11,966,223 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2022 and December 31, 2021

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2022 and September 30, 2021

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2022 and September 30, 2021

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2022 and September 30, 2021

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2022 and September 30, 2021

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$75,308	$42,115
Accounts receivable, net	301,919	237,970
Inventories, net	362,713	320,917
Prepaid expenses and other current assets	7,443	9,500
Income tax receivable	3,242	1,666
Total current assets	750,625	612,168

Rental equipment, net	33,156	32,514

Property, plant and equipment	325,283	321,863
Less: Accumulated depreciation	(172,221)	(169,372)
Total property, plant and equipment, net	153,062	152,491

Goodwill	192,946	202,406
Intangible assets, net	173,508	183,466
Deferred income taxes	1,043	1,110
Other non-current assets	23,451	21,587

Total assets	$1,327,791	$1,205,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$100,886	$101,396
Income taxes payable	5,218	2,613
Accrued liabilities	71,820	73,523
Current maturities of long-term debt and finance lease obligations	15,010	15,032
Total current liabilities	192,934	192,564

Long-term debt and finance lease obligations, net of current maturities	348,463	254,522
Long-term tax liability	3,781	4,416
Other long-term liabilities	24,821	27,119
Deferred income taxes	20,761	21,458

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,909,944 and 11,874,178 outstanding at September 30, 2022 and December 31, 2021, respectively	1,191	1,187
Additional paid-in-capital	128,780	124,228
Treasury stock, at cost; 82,600 shares at September 30, 2022 and December 31, 2021, respectively	(4,566)	(4,566)
Retained earnings	700,156	633,804
Accumulated other comprehensive loss	(88,530)	(48,990)
Total stockholders’ equity	737,031	705,663

Total liabilities and stockholders’ equity	$1,327,791	$1,205,742

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales:
Vegetation Management	$228,511	$209,796	$704,520	$608,345
Industrial Equipment	140,282	128,515	422,492	388,705
Total net sales	368,793	338,311	1,127,012	997,050
Cost of sales	276,428	252,015	848,289	746,188
Gross profit	92,365	86,296	278,723	250,862

Selling, general and administrative expenses	52,723	52,586	161,367	150,803
Amortization expense	3,802	3,667	11,481	10,988
Income from operations	35,840	30,043	105,875	89,071

Interest expense	(3,734)	(2,660)	(9,570)	(8,127)
Interest income	93	296	222	877
Other income (expense), net	1,413	36	(473)	2,659
Income before income taxes	33,612	27,715	96,054	84,480
Provision for income taxes	7,791	10,196	23,291	23,462
Net Income	$25,821	$17,519	$72,763	$61,018

Net income per common share:
Basic	$2.18	$1.48	$6.13	$5.16
Diluted	$2.16	$1.47	$6.10	$5.13
Average common shares:
Basic	11,883	11,842	11,875	11,835
Diluted	11,941	11,900	11,932	11,895

Dividends declared	$0.18	$0.14	$0.54	$0.42

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$25,821	$17,519	$72,763	$61,018
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $(781) and $(321), and $(1,685) and $(436), respectively	(24,921)	(9,216)	(43,076)	(8,660)
Recognition of deferred pension and other post-retirement benefits, net of tax benefit and (expense) of $61 and $(67), and $375 and $(201), respectively	206	251	617	754
Unrealized income on derivative instruments, net of tax expense of $(7) and $(354), and $(745) and $(955), respectively	22	1,331	2,919	3,592
Other comprehensive loss, net of tax	(24,693)	(7,634)	(39,540)	(4,314)
Comprehensive income	$1,128	$9,885	$33,223	$56,704

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180
Other comprehensive income	—	—	—	—	28,472	(18,572)	9,900
Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Stock-based compensation transactions	15	2	(251)	—	—	—	(249)
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at June 30, 2022	11,826	$1,191	$127,180	$(4,566)	$676,474	$(63,837)	$736,442
Other comprehensive income	—	—	—	—	25,821	(24,693)	1,128
Stock-based compensation expense	—	—	1,508	—	—	—	1,508
Stock-based compensation transactions	1	—	92	—	—	—	92
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at September 30, 2022	11,827	$1,191	$128,780	$(4,566)	$700,156	$(88,530)	$737,031

See accompanying notes.

For nine months ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	17,462	(1,586)	15,876
Stock-based compensation expense	—	—	1,240	—	—	—	1,240
Stock-based compensation transactions	29	3	773	—	—	—	776
Dividends paid ($0.14 per share)	—	—	—	—	(1,654)	—	(1,654)
Balance at March 31, 2021	11,756	$1,184	$120,541	$(4,566)	$575,994	$(41,912)	$651,241
Other comprehensive income	—	—	—	—	26,037	4,906	30,943
Stock-based compensation expense	—	—	1,316	—	—	—	1,316
Stock-based compensation transactions	23	2	(604)	—	—	—	(602)
Dividends paid ($0.14 per share)	—	—	—	—	(1,657)	—	(1,657)
Balance at June 30, 2021	11,779	$1,186	$121,253	$(4,566)	$600,374	$(37,006)	$681,241
Other comprehensive income	—	—	—	—	17,519	(7,634)	9,885
Stock-based compensation expense	—	—	2,840	—	—	—	2,840
Stock-based compensation transactions	9	1	(647)	—	—	—	(646)
Dividends paid ($0.14 per share)	—	—	—	—	(1,658)	—	(1,658)
Balance at September 30, 2021	11,788	$1,187	$123,446	$(4,566)	$616,235	$(44,640)	$691,662

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating Activities
Net income	$72,763	$61,018
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	319	133
Depreciation - Property, plant and equipment	16,307	15,798
Depreciation - Rental equipment	5,665	6,562
Amortization of intangibles	11,481	10,988
Amortization of debt issuance	500	500
Stock-based compensation expense	4,629	5,396
Provision for deferred income tax (benefit)	(4,029)	(6,705)
Gain on sale of property, plant and equipment	(156)	(4,162)
Changes in operating assets and liabilities:
Accounts receivable	(74,884)	(38,106)
Inventories	(54,122)	(54,408)
Rental equipment	(6,416)	(540)
Prepaid expenses and other assets	(802)	(1,668)
Trade accounts payable and accrued liabilities	5,696	36,331
Income taxes payable	910	10,266
Long-term tax payable	(635)	454
Other assets and long-term liabilities, net	1,595	1,530
Net cash (used in) provided by operating activities	(21,179)	43,387

Investing Activities
Acquisitions, net of cash acquired	(2,000)	—
Purchase of property, plant and equipment	(23,499)	(14,584)
Proceeds from sale of property, plant and equipment	527	9,287
Purchase of patents	—	(44)
Net cash used in investing activities	(24,972)	(5,341)

Financing Activities
Borrowings on bank revolving credit facility	190,000	128,000
Repayments on bank revolving credit facility	(85,000)	(108,000)
Principal payments on long-term debt and finance leases	(11,277)	(11,308)
Dividends paid	(6,411)	(4,969)
Proceeds from exercise of stock options	639	1,485
Common stock repurchased	(712)	(1,957)
Net cash provided by financing activities	87,239	3,251

Effect of exchange rate changes on cash and cash equivalents	(7,895)	(2,303)
Net change in cash and cash equivalents	33,193	38,994
Cash and cash equivalents at beginning of the year	42,115	50,195
Cash and cash equivalents at end of the period	$75,308	$89,189

Cash paid during the period for:
Interest	$9,742	$7,839
Income taxes	27,162	20,151
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2022

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

At September 30, 2022 the Company had $17.2 million in reserves for sales discounts compared to $12.6 million at December 31, 2021 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Finished goods	$320,384	$277,760
Work in process	28,410	24,895
Raw materials	13,919	18,262
Inventories, net	$362,713	$320,917

Inventory obsolescence reserves were $11.5 million at September 30, 2022 and $12.9 million at December 31, 2021.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $22.0 million and $20.1 million at September 30, 2022 and December 31, 2021, respectively. The Company recognized depreciation expense of $1.9 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively and $5.7 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2022 and December 31, 2021, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2022:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	(3,836)	(2,105)	(5,941)
Goodwill adjustment	(3,519)	—	(3,519)
Balance at September 30, 2022	$125,608	$67,338	$192,946

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2022	December 31, 2021
Definite:
Trade names and trademarks	15-25 years	$67,949	$68,321
Customer and dealer relationships	8-15 years	128,644	126,104
Patents and drawings	3-12 years	27,967	29,338
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		228,760	227,963
Less accumulated amortization		(60,752)	(49,997)
Total net		168,008	177,966
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$173,508	$183,466

The Company recognized amortization expense of $3.8 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.5 million and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$6	$17	$25	$51
Interest on lease liabilities	—	1	1	3
Operating lease cost	1,414	1,464	4,345	3,985
Short-term lease cost	320	365	953	822
Variable lease cost	56	87	268	300
Total lease cost	$1,796	$1,934	$5,592	$5,161

Rent expense for the three and nine months ended September 30, 2022 and 2021 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2022		December 31, 2021
2022	$1,399	*	$4,949
2023	4,629		3,793
2024	3,568		2,683
2025	2,779		2,036
2026	2,261		1,652
Thereafter	3,150		3,090
Total minimum lease payments	$17,786		$18,203
Less imputed interest	(1,176)		(1,311)
Total operating lease liabilities	$16,610		$16,892
*Period ended September 30, 2022 represents the remaining three months of 2022.
Future Lease Commencements

As of September 30, 2022, there are additional operating leases, primarily for autos and forklifts, that have not yet commenced in the amount of $0.5 million. These operating leases will commence in fiscal year 2022 with lease terms of 3 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2022	December 31, 2021
Other non-current assets	$16,498	$16,744

Accrued liabilities	4,495	4,655
Other long-term liabilities	12,115	12,237
Total operating lease liabilities	$16,610	$16,892

Weighted Average Remaining Lease Term	4.78 years	5.14 years
Weighted Average Discount Rate	3.13%	2.83%

Supplemental Cash Flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,971	$3,603

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current Maturities:
Finance lease obligations	$10	$32
Term debt	15,000	15,000
	15,010	15,032
Long-term debt:
Finance lease obligations	16	24
Term debt, net	239,447	250,498
Bank revolving credit facility	109,000	4,000
Total Long-term debt	348,463	254,522
Total debt	$363,473	$269,554

As of September 30, 2022, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $216.7 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Dividends declared	$0.18	$0.14	$0.54	$0.42
Dividends paid	$0.18	$0.14	$0.54	$0.42

On October 3, 2022, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.18 per share, which was paid on November 1, 2022, to shareholders of record at the close of business on October 18, 2022.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2022	2021	2022	2021
Net Income	$25,821	$17,519	$72,763	$61,018
Average Common Shares:
Basic (weighted-average outstanding shares)	11,883	11,842	11,875	11,835
Dilutive potential common shares from stock options	58	58	57	60
Diluted (weighted-average outstanding shares)	11,941	11,900	11,932	11,895

Basic earnings per share	$2.18	$1.48	$6.13	$5.16
Diluted earnings per share	$2.16	$1.47	$6.10	$5.13

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Wholegoods	$282,619	$251,712	$877,446	$761,674
Parts	76,047	74,009	214,844	201,601
Other	10,127	12,590	34,722	33,775
Consolidated	$368,793	$338,311	$1,127,012	$997,050

Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Sales
United States	$264,915	$249,024	$803,204	$710,814
France	18,369	21,236	65,086	69,252
Canada	24,753	15,499	68,482	60,383
United Kingdom	17,613	15,524	52,682	43,840
Netherlands	8,570	6,624	15,912	22,789
Brazil	9,688	9,212	36,891	23,396
Australia	7,513	4,999	20,454	14,588
Germany	2,757	2,665	4,515	6,497
Other	14,615	13,528	59,786	45,491
Consolidated	$368,793	$338,311	$1,127,012	$997,050

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Vegetation Management	$228,511	$209,796	$704,520	$608,345
Industrial Equipment	140,282	128,515	422,492	388,705
Consolidated	$368,793	$338,311	$1,127,012	$997,050

Income from Operations
Vegetation Management	$27,130	$21,375	$78,261	$60,789
Industrial Equipment	8,710	8,668	27,614	28,282
Consolidated	$35,840	$30,043	$105,875	$89,071

(in thousands)	September 30, 2022	December 31, 2021
Goodwill
Vegetation Management	$125,608	$132,963
Industrial Equipment	67,338	69,443
Consolidated	$192,946	$202,406

Total Identifiable Assets
Vegetation Management	$873,055	$789,838
Industrial Equipment	454,736	415,904
Consolidated	$1,327,791	$1,205,742

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(60,552)	$(4,606)	$1,321	$(63,837)	$(26,041)	$(6,352)	$(4,613)	$(37,006)
Other comprehensive income (loss) before reclassifications	(24,921)	—	(373)	(25,294)	(9,216)	—	2,013	(7,203)
Amounts reclassified from accumulated other comprehensive loss	—	206	395	601	—	251	(682)	(431)
Other comprehensive income (loss)	(24,921)	206	22	(24,693)	(9,216)	251	1,331	(7,634)
Balance as of end of period	$(85,473)	$(4,400)	$1,343	$(88,530)	$(35,257)	$(6,101)	$(3,282)	$(44,640)

	Nine Months Ended September 30,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(42,397)	$(5,017)	$(1,576)	$(48,990)	$(26,597)	$(6,855)	$(6,874)	$(40,326)
Other comprehensive income (loss) before reclassifications	(43,076)	—	3,503	(39,573)	(8,660)	—	5,593	(3,067)
Amounts reclassified from accumulated other comprehensive loss	—	617	(584)	33	—	754	(2,001)	(1,247)
Other comprehensive income (loss)	(43,076)	617	2,919	(39,540)	(8,660)	754	3,592	(4,314)
Balance as of end of period	$(85,473)	$(4,400)	$1,343	$(88,530)	$(35,257)	$(6,101)	$(3,282)	$(44,640)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vegetation Management	62.0%	62.0%	62.5%	61.0%
Industrial Equipment	38.0%	38.0%	37.5%	39.0%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	25.0%	25.5%	24.7%	25.2%
Income from operations	9.7%	8.9%	9.4%	8.9%
Income before income taxes	9.1%	8.2%	8.5%	8.5%
Net income	7.0%	5.2%	6.5%	6.1%

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

We experienced continued strong demand for our products during the first nine months of 2022 as was reflected in our top line growth. Margins improved due to the increase in shipments along with pricing actions we began in 2021 which helped mitigate inflation cost pressures. However, we continue to be constrained by higher material and inbound freight costs, ongoing supply chain disruptions and skilled labor shortages.

For the first nine months of 2022, the Company's net sales increased by 13%, and net income increased by 19% compared to the same period in 2021. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year, positive pricing actions, and ongoing cost and expense discipline. The year-over-year improvement in both net sales and net income was constrained by disruptions in our supply chain, significant input cost inflation (including increased inbound freight and material costs), and tightness in the availability of skilled labor.

The Company's Vegetation Management Division experienced a 16% increase in sales for the first nine months of 2022 compared to the first nine months of 2021 primarily as a result of increased customer demand as well as pricing actions. The Division's backlog improved in all product lines with the exception of Brazilian Herder products. The Division's income from operations for the first nine months of 2022 was up 29% versus the same period in 2021, due to increased demand but offset by higher material and inbound freight costs and supply chain disruptions.

The Company's Industrial Equipment Division sales increased in the first nine months of 2022 by 9% as compared to the first nine months of 2021. Industrial Equipment sales were strong in the excavator and vacuum truck product lines and were also supported by moderate sales increases in our street sweeper, debris collector and snow removal equipment lines. Negatively impacting this Division were higher input costs and supply chain disruptions including a shortage of truck chassis. These challenges had a negative effect on the Division's income from operations which led to a 2% decline for the first nine months of 2022 compared to the first nine months of 2021.

Consolidated income from operations was $105.9 million in the first nine months of 2022 compared to $89.1 million in the first nine months of 2021, an increase of 19%. The Company's backlog increased 41% to $908.9 million at the end of the third quarter of 2022 versus a backlog of $645.1 million at the end of the third quarter of 2021. The increase in the Company's backlog was primarily attributable to strong customer demand for our products in both Divisions as outlined above.

The effects of the COVID-19 pandemic continue to impact our business and operations. There has been a general decline in the number of COVID-19 cases in our facilities despite occasional localized outbreaks. However, new strains of the disease and/or a significant resurgence of cases could negatively impact us in the future by, among other things, reducing overall customer demand for our products or creating significant operational disruptions in our manufacturing facilities that could lead to delayed deliveries and/or production inefficiencies and higher costs. The indirect effects of the pandemic, including supply chain and logistics challenges, the unavailability of certain raw materials and key product components, input cost inflation and labor shortages, continue to negatively impact us and seem likely to persist in the near-term.

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

Results of Operations

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Net sales for the third quarter of 2022 were $368.8 million, an increase of $30.5 million or 9% compared to $338.3 million for the third quarter of 2021. Net sales during the third quarter of 2022 improved due to strong customer demand for our products versus the third quarter of 2021, as well as positive pricing actions. Negatively affecting the third quarter of 2022 were higher costs for materials and inbound freight, supply chain disruptions, which caused component shortages, and related operational disruptions and continuing labor constraints.

Net Vegetation Management sales increased by $18.7 million or 9% to $228.5 million for the third quarter of 2022 compared to $209.8 million during the same period in 2021. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Supply chain disruptions and labor shortages had an overall negative impact during the third quarter of 2022. Currency translation effects also negatively impacted net sales in this division during the third quarter.

Net Industrial Equipment sales were $140.3 million in the third quarter of 2022 compared to $128.5 million for the same period in 2021, an increase of $11.8 million or 9%. The increase was mainly due to continued solid results in our excavator and vacuum truck product lines with modest support from other product lines. This Division was also negatively impacted by ongoing supply chain disruptions and logistics issues in the third quarter of 2022, including delays in receiving truck chassis and component parts from supply chain partners.

Gross profit for the third quarter of 2022 was $92.4 million (25% of net sales) compared to $86.3 million (26% of net sales) during the same period in 2021, an increase of $6.1 million.  The increase in gross profit during the third quarter of 2022 compared to the third quarter of 2021 was primarily attributable to higher sales volume and positive pricing actions. Profitability in the quarter was negatively impacted by supply chain disruptions, shortages of component parts, along with higher costs of materials and inbound freight. These factors had a negative effect on the Company's gross margin percentage during the third quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $52.7 million (14% of net sales) during the third quarter of 2022 compared to $52.6 million (16% of net sales) during the same period of 2021, an increase of $0.1 million. The increase in SG&A expense in the third quarter of 2022 compared to the third quarter of 2021 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Included in the 2021 SG&A expenses, are additional stock based compensation in the amount of $1.1 million related to the acceleration of restricted stock awards of our former CEO. Amortization expense in the third quarter of 2022 was $3.8 million compared to $3.7 million in the same period in 2021, an increase of $0.1 million.

Interest expense was $3.7 million for the third quarter of 2022 compared to $2.7 million during the same period in 2021.

Other income (expense), net was $1.4 million of income for the third quarter of 2022 compared to $36.0 thousand of income during the same period in 2021.  Both the income in 2021 and the expense in 2022 was primarily the result of changes in currency exchange rates.

Provision for income taxes was $7.8 million (23% of income before income tax) in the third quarter of 2022 compared to $10.2 million (37% of income before income tax) during the same period in 2021.

The Company’s net income after tax was $25.8 million or $2.16 per share on a diluted basis for the third quarter of 2022 compared to $17.5 million or $1.47 per share on a diluted basis for the third quarter of 2021.  The increase of $8.3 million resulted from the factors described above.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Net sales for the first nine months of 2022 were $1,127.0 million, an increase of $129.9 million or 13% compared to $997.1 million for the first nine months of 2021. The increase in net sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions and improved pricing. Negatively impacting net sales were higher costs for materials and inbound freight, supply chain disruptions and a shortage of skilled labor.

Net Vegetation Management sales increased during the first nine months by $96.2 million or 16% to $704.5 million for 2022 compared to $608.3 million during the same period in 2021. The increase was due to a strong performance in all product lines, particularly forestry and tree care and agricultural and governmental mowing equipment in both North America and Europe. Supply chain disruptions, labor constraints and unfavorable input cost changes constrained this Division during the first nine months of 2022.

Net Industrial Equipment sales were $422.5 million during the first nine months of 2022 compared to $388.7 million for the same period in 2021, an increase of $33.8 million or 9%. The increase in sales for the first nine months of 2022 compared to the first nine months of 2021 was mainly due to the continued solid results in excavator and vacuum truck product lines, with modest support from other product lines. Net sales in the first nine months of 2022 were negatively affected by supply chain disruptions and higher input costs in both material and inbound freight costs.

Gross profit for the first nine months of 2022 was $278.7 million (25% of net sales) compared to $250.9 million (25% of net sales) during the same period in 2021, an increase of $27.8 million. The increase in gross profit was mainly attributable to higher sales volume during the first nine months of 2022 compared to the first nine months of 2021 as well as improved pricing. Shortages of component parts along with higher costs of materials and inbound freight negatively impacted the first nine months of 2022.

SG&A expenses were $161.4 million (14% of net sales) during the first nine months of 2022 compared to $150.8 million (15% of net sales) during the same period of 2021, an increase of $10.6 million. The increase in SG&A expense in the first nine months of 2022 compared to the first nine months of 2021 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Amortization expense in the first nine months of 2022 was $11.5 million compared to $11.0 million in the same period in 2021, an increase of $0.5 million.

Interest expense was $9.6 million for the first nine months of 2022 compared to $8.1 million during the same period in 2021, an increase of $1.5 million.

Other income (expense), net was $0.5 million of expense during the first nine months of 2022 compared to $2.7 million of income in the first nine months of 2021. The expense in 2022 is primarily from an excise tax audit and to a lesser extent, changes in exchange rates. The income in 2021 is primarily from changes in exchange rates and the sale of a facility in the Netherlands for $3.4 million.

Provision for income taxes was $23.3 million (24% of income before income taxes) in the first nine months of 2022 compared to $23.5 million (28% of income before income taxes) during the same period in 2021.

The Company's net income after tax was $72.8 million or $6.10 per share on a diluted basis for the first nine months of 2022 compared to $61.0 million or $5.13 per share on a diluted basis for the first nine months of 2021. The increase of $11.8 million resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the business, including inventory purchases and capital expenditures.  The Company’s accounts receivable, inventory and accounts payable levels, particularly in its Vegetation Management Division, build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year-round sales programs. These sales, primarily in the Vegetation Management Division, help balance the Company’s production during the first and fourth quarters.

As of September 30, 2022, the Company had working capital of $557.7 million which represents an increase of $138.1 million from working capital of $419.6 million at December 31, 2021. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable as well as an increase in inventory to support the Company's higher backlog levels.

Capital expenditures were $23.5 million for the first nine months of 2022, compared to $14.6 million during the first nine months of 2021. The Company expects to approve a normalized capital expenditure level of approximately $30.0 million for the full year of 2022. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $25.0 million during the first nine months of 2022 compared to $5.3 million during the first nine months of 2021.
Net cash provided by financing activities was $87.2 million and $3.3 million during the nine month periods ended September 30, 2022 and September 30, 2021, respectively. Higher net cash provided by financing activities for the first nine months of 2022 relates to increased borrowings on the Company's revolving credit facility used for increased working capital needs in support of elevated backlog levels.

The Company had $73.9 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2022. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

As of September 30, 2022, $364.0 million was outstanding under the Credit Agreement, $255.0 million on the Term Facility and $109.0 million on the Revolver Facility. On September 30, 2022, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $216.7 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2022.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655,000,000. Under the 2022 Credit Agreement, the Company has borrowed $255,000,000 pursuant to a Term Facility, while up to $400,000,000 is available to the Company pursuant to a Revolver Facility which terminates in five years. The Term Facility requires the Company to make equal quarterly principal payments of $3,750,000 over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term.

Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400,000,000 Revolver Facility.

The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027.

Management believes the 2022 Credit Agreement along with the Company’s ability to internally generate funds from operations should be sufficient to allow the Company to meet its cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $24.9 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $8.1 million for the nine month period ended September 30, 2022.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2022 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.8 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations. As of September 30, 2022, the Company had $364.0 million outstanding under the Credit Agreement of which $200.0 million was hedged in a three year interest rate swap contract with a fixed LIBOR base rate of 1.43%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-31, 2022	—	—	—	$25,861,222
August 1-31, 2022	—	—	—	$25,861,222
September 1-30, 2022	—	—	—	$25,861,222
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

November 3, 2022	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)