Form 10-K
period 2022-12-31
ALAMO GROUP INC
filed 2023-02-23
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2022 (based upon the last reported sale price of $116.43 per share) was approximately $1,160,963,116 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 17, 2023 was 11,971,477 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2023 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,”  “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture and servicing of high quality vegetation management and infrastructure maintenance equipment for governmental, industrial and agricultural use. The Company’s products include tractor mounted and self-propelled mowers, zero-turn mowers, agricultural implements, tree and branch chippers, forestry/wood recycling equipment, street and parking lot sweepers, leaf and debris collection equipment, pothole patchers, vacuum trucks, hydro-excavation equipment, telescopic boom excavators, and snow removal equipment. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and controlling its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets.

The Company has approximately 4,200 employees and manages a total of 28 plants with business operations in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users and related independent contractors, as well as to other commercial customers. The primary markets for our products are North America, South America, Europe and Australia.

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

The Company added to its presence in the industrial and governmental vegetation markets with the acquisition of Tiger Corporation (“Tiger”) in 1994. Tiger manufactures a wide variety of durable rotary and flail boom mowers, side mowers and rear mowing equipment, along with truck mounted boom mowers and a full line of specialty mowing equipment and attachments.

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

In 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”). Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors. The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves. In 2004, the Company purchased the pothole patcher product line from Wildcat Manufacturing, Inc. This product line was merged into the Schwarze operation and is complementary to its current product offerings.

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

In 2005, the Company acquired 100% of the issued and outstanding stock of Spearhead Machinery Limited (“Spearhead”) and subsequently merged its manufacturing operations into Bomford’s facility. Spearhead manufactures a range of tractor-mounted vegetation maintenance equipment, including reach mowers, flail mowers and rotary cutters. This acquisition extended our product lines and market coverage in Europe.

In 2006, the Company purchased substantially all of the assets of the Gradall excavator business (“Gradall”) from JLG Industries, Inc., including their manufacturing plant in New Philadelphia, Ohio. Gradall is a leading manufacturer of both wheeled and crawler telescopic excavators in North America. This acquisition enhanced our Industrial Equipment Division product offering sold to governmental and commercial buyers for digging/grading along roadways, maintenance along right-of-ways, and other applications.

In 2006, the Company purchased the vacuum truck and sweeper lines of Clean Earth Environmental Group, LLC and Clean Earth Kentucky, LLC (collectively referred to as “VacAll”). This included the product lines, inventory and certain other assets that relate to this business. The production of the vacuum truck and sweeper lines was moved to the Gradall facility in New Philadelphia, Ohio.

In 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which expanded our presence in that market and which complements our Schwarze sweeper line.

In 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users. In 2022, the Henke manufacturing operations were consolidated into our Wausau snow equipment facility in New Berlin, Wisconsin.

In 2008, the Company acquired Rivard Developpement S.A.S. (“Rivard”), a leading French manufacturer of vacuum trucks, high pressure cleaning systems and trenchers. The acquisition broadened the Company’s product offering to our customers in Europe and other markets we serve.

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC (“Bush Hog”), a leading manufacturer of rotary cutters, finishing mowers, zero turn radius mowers, front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of rotary mowers, established the Company as one of the largest manufacturers of rotary mowers in the world.

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

In 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers which are sold direct and through dealers to a wide variety of agricultural markets as well as the roadside maintenance market. This acquisition established a presence for the Company in Brazil, one of the largest agricultural markets in the world. The Herder manufacturing operations have been consolidated into our Santa Izabel facility.

In 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements, sugar cane trailers and other vegetation management products sold throughout Brazil. This acquisition, along with our existing Herder operation in Brazil, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

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

In 2019, the Company acquired substantially all of the assets of the Dixie Chopper ("Dixie Chopper") business. Dixie Chopper manufactures a wide range of commercial and high end residential Zero Turn ("ZT") mowers. This acquisition provided a new channel and increased the Company's exposure in the outdoor power equipment market. Dixie Chopper was consolidated into our Rhino business operations.

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

In 2021, the Company acquired 100% of the outstanding capital shares of Timberwolf Limited ("Timberwolf") in the U.K. Timberwolf is a leading manufacturer of a broad range of commercial wood chippers primarily serving markets in the U.K. and the European Union. This acquisition complemented the Company's existing range of tree care products and strengthened the Company's presence in the U.K. and European forestry and tree care markets.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King®, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB®, Henke®, Tenco®, Wausau®, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®,Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, RhinoAg®, M&W®, Dixie Chopper®, Herschel®, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Rousseau® , Timberwolf™ , and Wolftrack™ trademarks (some with related designs) as well as other trademarks and trade names.

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

McConnel equipment principally includes a broad line of hydraulic, boom-mounted hedge and grass cutters, remote control mowers as well as other tractor attachments and implements such as cultivators, subsoilers and other implements and related replacement parts. McConnel equipment is sold primarily in the U.K., Ireland, France and in other parts of Europe through independent dealers and distributors. McConnel also sells a range of self-propelled sprayers and a variety of multi-drive load-carrying vehicles. These products are sold through its existing dealer network as well as various marketing groups within the European region of the Vegetation Management Division.
Bomford equipment includes hydraulic boom-mounted hedge and hedgerow cutters, industrial grass mowers, agricultural seedbed preparation cultivators and related replacement parts. Bomford equipment is sold to governmental agencies, contractors and agricultural end-users in the U.K., Ireland, France and other parts of Europe, North America, Australia and Asia. Bomford’s sales network is similar to that of McConnel in the U.K.

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
Rousseau sells hydraulic and mechanical boom mowers, primarily in France, through its own sales force and its dealer distribution network mainly to agricultural and governmental markets. These products have also been introduced into other markets outside of France. These products are manufactured at our facility near Lyon, France.

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

Alamo Industrial equipment is principally sold through independent dealers to governmental end-users, related independent contractors and utility and other dealers serving infrastructure maintenance operators and other applications in the U.S. and other countries. Governmental agencies and contractors that perform services for such agencies purchase primarily hydraulically-powered, tractor - and off-road chassis mounted mowers, including boom-mounted mowers, other types of cutters and replacement parts for heavy-duty, intensive use applications, including maintenance around highway, airport, recreational and other public areas. A portion of Alamo Industrial’s sales includes tractors, which are not manufactured by Alamo Industrial.

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

Industrial Equipment Division

Gradall produces a range of excavators based on high-pressure hydraulic telescoping booms which are sold through dealers primarily to governmental agencies and, to a lesser extent, the mining industry, steel mills and other specialty applications in the U.S. and other countries. Many of these products are designed for excavation, grading, shaping and similar tasks involved in land clearing, road building, grading or maintenance. These products are available mounted on various types of undercarriages: wheels for full-speed highway travel, wheels for on/off road use, and crawlers. A portion of Gradall’s sales includes truck chassis which are not manufactured by Gradall.

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

ODB manufactures and sells leaf and debris collection equipment and replacement brooms for street sweepers, both of which are sold to municipalities, contractors and commercial landscape markets in North America.

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

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 19%, 20% and 21% of the Company’s total sales for the years ended December 31, 2022, 2021 and 2020, respectively. Replacement parts generally are more profitable and less cyclical than wholegoods.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2022, the Company employed 267 people in its various engineering departments, 166 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $14.3 million in 2022, $11.7 million in 2021 and $12.4 million in 2020. As a percentage of sales, research & development was approximately 0.9% in 2022, 0.9% in 2021 and 1.1% in 2020, and is expected to continue at similar levels in 2023.

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

Unfilled Orders

As of December 31, 2022, the Company had unfilled customer orders of $1.0 billion compared to $800.8 million at December 31, 2021. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2022 will be shipped during fiscal year 2023. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that the lingering effects of the COVID-19 pandemic, including supply chain disruptions, labor constraints and other new and/or unanticipated effects, could cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2022, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices, but in 2022 we experienced significant price inflation for many of the raw materials we purchase. We expect pricing to remain elevated in 2023 but anticipate a slowing of the rate of inflation.

While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gearboxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications. In addition, the Company, through its subsidiaries, purchases tractors and truck chassis as a number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but during 2022 we experienced significant delays in receiving truck chassis which caused us to delay shipments of some of our products and created operational inefficiencies in some of our facilities, particularly within our Industrial Equipment Division. The Company sources its purchased goods from international and domestic suppliers. No one supplier is responsible for supplying more than 10% of the principal raw materials or purchased goods used by the Company.

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $78.9 million and $84.8 million as of December 31, 2022 and 2021, respectively.

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

The U.S. Environmental Protection Agency ("EPA"), the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have emission requirements setting maximum emission standards for certain equipment. In addition to the the EPA's implementation of Tier 4 emission requirements applicable to diesel engines, China, the European Union ("EU") and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other markets in which we sell our products. CARB continues to propose and discuss implementation of zero emissions equipment regulations that will likely create increasingly stringent requirements on exhaust and other emissions from some of the products we manufacture.

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

We believe we have maintained compliance with existing laws, rules and regulations applicable to our business and will continue to do so. W believe there will be some additional costs to our business as a result of the increasing level of regulation applicable to our business activities, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

Human Capital Resources and Management

We recognize that the success of our Company is dependent upon the talents and dedication of our people, and we are committed to investing in their success. Our Vice-President of Corporate Human Resources is responsible for developing and executing our human resources strategy together with our President and Chief Executive Officer and the other members of the Company's management team. Our Chief Executive Officer and Vice-President of Human Resources regularly update our Board of Directors regarding the status of our human resources initiatives. Among the key elements of our human resources strategy are the following:

Focus on Health and Safety: Employee health and safety is of paramount importance to us. We believe it is our responsibility to maintain a safe and healthy workplace in each of our locations and to make continuous improvements in this area. We do this by embedding safety into every level of the organization as one of our core values. Our approach is proactive and preventative. Regular safety meetings are held at our plants on an ongoing basis. Every location offers frequent safety training programs to all employees and leverages safety committees who conduct safety audits to identify and remove potential issues. We ensure that safety performance is tracked, aggregated, and reviewed timely and reported to management for appropriate action. Our corporate technical affairs and safety team collects data on recordable injury rates, severe injury rates, and near misses from each Alamo Group operating company, and conducts root cause analysis with corrective action plans to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis. With the onset of the COVID-19 pandemic, we implemented, and continue to adhere to, certain rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities that we determined were in the best interest of our employees, customers, and suppliers. This led to the adoption of various measures including COVID-19 case tracking and quarantining where and when necessary, mandating face coverings when required by local rules and regulations (except where hazardous), regular sanitization, reconfiguration of workstations to allow for appropriate distancing, expanding the use of internal video meetings and installation of related technology, minimizing travel, and implementing remote work assignments, amongst other actions. These measures continue to be in place where and when necessary.

Employee Engagement and Talent Development: We focus on attracting, developing, and retaining a team of highly talented and motivated employees. Our key talent philosophy is to develop internal candidates from within our Company, so they are “ready now” when career opportunities arise, and when we recruit externally to select candidates with future stretch potential. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. Our formal offerings include tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational and trade skills training, and external partnerships with educational institutions and trade schools across the globe. The Company's focus on supervisor and manager development and a culture of promoting a diverse, inclusive, and respectful workplace supports our ability to attract, engage, retain, and motivate industry-leading talent to meet our customer’s needs and sustain the Company’s growth. Formal welder training, apprenticeships, and local partnerships with vocational training programs, junior colleges, and high schools ensure that our operating companies continue to attract and grow their critical manufacturing skills. The Company’s emphasis on our core competencies, including Leading People and Leading Change, continues to favorably impact our succession planning and employee retention with below industry average annual turnover rates. In January of 2022, we implemented The Alamo Group Learning & Development Academy, a new talent development program which focuses on building and strengthening the leadership capabilities of our management teams and also offers technical skills training for our production floor employees. Many programs are available on-demand to manufacturing supervisors, which offers development opportunities to those with direct oversight of the people building our products. Training is easily accessible both to employees who work on-site as well as those who work in remote and hybrid environments. Virtual, in-person and on-campus programs are offered to encourage cross-location and cross-functional networking and sharing of ideas that foster and support our culture of continuous improvement.

Commitment to Diversity and Inclusion: We recognize, value, and respect the individual differences of our employees and believe that a diverse set of backgrounds, experiences, and perspectives is crucial to our ability to continue to innovate, collaborate, and meet the needs of our global workforce and customers. Accordingly, we are committed to encouraging and fostering an inclusive culture where diversity and individual differences are accepted, respected, and valued so that employees feel empowered to contribute fully to the Company's ongoing success. To support diversity and inclusion in the workplace, we dedicate people and resources to promote an inclusive environment through policies and training. We also market our career opportunities to a wide network of organizations and job boards that can help us source diverse candidate pools. We actively volunteer and engage in local community projects and contribute donations to charitable organizations. We build strategies and implement tactics that will attract and maintain a diverse workforce, positively impacting the communities and markets in which our employees live and work. Initiatives include but are not limited to increased diversity and inclusion training that increases awareness and reinforces respect in the workplace, as well as building partnerships with organizations like Women in Manufacturing and The National Diversity Council.

Compensation and Benefits: We conduct regular assessments of our pay and benefit practices to help ensure that our people are compensated fairly and competitively. We also devote significant resources to management and employee training and development, including tuition assistance for career-enhancing academic and professional programs. In addition to salaries, our compensation programs, which vary by country and region, can include annual bonus and incentive plans, profit sharing, stock-based compensation awards, company-sponsored retirement savings plans with employee matching opportunities (or similar local retirement benefits), healthcare and insurance benefits, dependent care and flexible savings accounts, paid time off such as vacation and holidays, sick pay, disability pay and family leave, flexible work schedules, wellness and employee assistance programs for mental health, self-improvement, legal and financial services, service anniversary awards, tuition assistance and dependent college scholarships, and discounts on products and services.

Labor Agreements: As of December 31, 2022, we employed approximately 4,200 employees. In the U.S. the Company has a collective bargaining agreement at its Gradall plant which covers 185 employees and will expire on April 14, 2024. In Canada the Tenco bargaining agreement covers 99 employees and expires on December 31, 2025; RPM has an agreement covering 4 employees which expires on February 1, 2025; and Everest has a collective bargaining agreement covering 66 employees which will expire on November 30, 2023. In the Company’s European locations, all employees are covered by the European Works Council agreements. McConnel, Bomford, Spearhead, AMS-UK, SMA, Faucheux, Forges Gorce, Rousseau, Rivard, and Alamo Group The Netherlands have various collective bargaining agreements covering approximately 784 employees. The Company considers its employee relations to be satisfactory.

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
•our ability to hire suitable employees for our business and maintain good relations with employees;
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
•negative impacts on our business and financial results including from operational and supply chain disruptions, input cost inflation, labor shortages, and other negative effects resulting from the COVID-19 pandemic or other causes;
•the price and availability of energy and critical raw materials, particularly steel and steel products;
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
•an increase in unfunded pension plan liability due to financial market deterioration;
•the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics;
•adverse market conditions and credit constraints which could affect our customers and end-users, such as cutbacks on dealer stocking levels;
•changes in market demand;

•climate related incidents and other sustainability risks, global pandemics, acts of war or aggression (including the war between Russia and Ukraine) and terrorist activities or military actions;
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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2023 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Jeffery A. Leonard	63	President and Chief Executive Officer
Richard J. Wehrle	66	Executive Vice President and Chief Financial Officer
Edward T. Rizzuti	53	Executive Vice President, General Counsel and Secretary
Dan E. Malone	62	Executive Vice President, Chief Sustainability Officer
Richard H. Raborn	57	Executive Vice President, Alamo Vegetation Management Division
Michael A. Haberman	64	Executive Vice President, Alamo Industrial Equipment Division
Janet S. Pollock	64	Vice President, Human Resources
Lori L. Sullivan	53	Vice President, Internal Audit

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

The strength and profitability of our business depends on the overall demand for our products and upon economic conditions and outlook, including but not limited to economic growth rates, consumer spending levels, financing availability, pricing and terms for our dealers and end-users, employment rates, interest rates, inflation, consumer confidence and general economic and political conditions and expectations in the United States and the other economies in which we conduct business. Slow or negative growth rates, inflationary/deflationary pressures, higher commodity costs and energy prices, reduced credit availability or unfavorable credit terms for our dealers and end-user customers, increased unemployment rates, and recessionary economic conditions and outlook could cause consumers to reduce spending, which may cause them to delay or forgo purchases of our products and could have an adverse effect on our net sales and earnings.

Deterioration of industry conditions could harm our business, results of operations and financial condition.

Our business depends to a large extent upon the prospects for the infrastructure maintenance, vegetation management and agricultural markets in general. Future prospects of the industry depend largely on factors outside of our control. Any of those factors could adversely impact demand for our products, which could adversely impact our business, results of operations and financial condition. These factors include the following:

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

We purchase commodities, components, parts, accessories and other goods, such as steel, truck chassis, engines, transmissions, hydraulics, electrification components, and other items necessary for the manufacture of our end-products. The lack of availability or the increased cost of these purchased materials and components due to supply chain disruptions, inflation, increased tariffs, and/or other uncontrollable events have negatively affected our business operations and profitability and may continue to do so in the future. Historically, we have mitigated commodity, component, parts, and other input cost increases, in part, by increasing prices on our products and executing on our strategic productivity initiatives. However, we may not be able to fully offset increased input costs in the future. If our price increases are not accepted by our customers and the market or we are not able to realize anticipated manufacturing efficiencies, our net sales, profit margins, earnings, and market share could be adversely affected. Further, if we are unavailable to timely source items such as truck chassis, engines, hydraulics and other critical components our business, results of operations and financial condition may be adversely affected.

The COVID-19 pandemic may continue to materially and adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic caused a significant downturn in our markets and subsequently caused significant market volatility and operational challenges, among other things. The extent and duration of ongoing impacts stemming from the pandemic will depend on numerous factors, including:

•global governmental, business and individual actions taken in response to COVID-19;
•the effect on our suppliers and companies throughout our supply chain to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis and at anticipated costs;
•the effect on our dealers, distributors, and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts;
•our ability to fulfill existing and future sales order backlog;
•potential effects the pandemic may have on our available labor force;
•increasing logistics costs and transportation challenges;

While our markets appear to have recovered from the more direct negative impacts of the pandemic, the longer term effects of the pandemic, including supply chain disruptions, purchased component shortages, and inflationary pressures are unknown and could have a material adverse effect on our business, results of operations and financial results.

Skilled labor shortages or our inability to retain qualified employees could adversely affect our operations.

Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, compensate, train and retain personnel necessary to meet our requirements. We may experience shortages of qualified personnel such as engineers, project managers, supervisors, and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled or unskilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. Shortages of skilled labor, such as welders and machine operators, are ongoing and could negatively affect our production capabilities, lead to production inefficiencies, or increase our cost of operating. Labor shortages or increased labor costs could impair our ability to operate our business, meet customer commitments or grow our revenues, and could materially and adversely impact our business, results of operations and financial results.

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

The U.S. has made significant changes in its trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S. Any continued actions or further changes in U.S. trade policy could trigger additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2022, goodwill was $195.9 million, which represents 15% of total assets.

The Company recognized no goodwill impairment in 2022, 2021 or 2020. During the 2022 impairment analysis review, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 15% decline in the fair value of each reporting unit as of October 1, 2022 would not result in an impairment of goodwill for any of the reporting units. If we were to have a significant goodwill impairment caused by a greater than 15% decline in fair value, it could impact our results of operations as well as our net worth.

We are significantly dependent on information technology and our business may suffer from disruptions associated with information technology, cyber-attacks or other catastrophic losses affecting our IT infrastructure.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, including our accounting and financial functions, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems (some of which are provided and maintained by third parties) may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. In addition, a number of our salaried employees are working remotely at various times. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology systems. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, a loss of critical company records, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.

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

Federal, state, provincial and local governments have been moving to adopt privacy rules and regulations that may impact us in the future. In 2018, the EU adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”) which imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20.0 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states have enacted privacy and data protection laws. For example, the State of California enacted the California Consumer Privacy Act ("CCPA") which became effective in 2020. Implementation of, and compliance with, the GDPR, CCPA and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR, CCPA and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation. Privacy legislation, enforcement and policy activity in this area continues to rapidly expand. Compliance costs and costs related with implementing privacy-related and data protection measures could be significant. Further, noncompliance could expose us to significant monetary penalties, damage to our reputation, and even possible criminal sanctions. Even our inadvertent failure to comply with privacy-related or data protection laws and regulations could have a material adverse impact on our results of operations.

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
•potentially adverse effects including negative economic conditions resulting from war or the threat of war, including the ongoing war between Ukraine and Russia;
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

Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, United States export control laws, and data privacy laws such as the European GDPR. The costs of compliance with these various laws, regulations and policies can be significant and penalties for noncompliance could significantly and adversely impact our business. Our international operations may also be adversely affected by laws and policies affecting foreign trade, investment, taxation, and our ability to effectively source components and raw materials internationally. For example, any significant changes in U.S. trade policy, including the introduction of any new or expanded tariffs, could increase the cost of critical materials and supplies that we source internationally or negatively impact international sales of our products, which would have an adverse effect on our net sales and earnings.

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

The long-term effects of global climate change present both physical risks (such as weather catastrophes) and transition risks (such as regulatory changes), which are expected to be widespread and unpredictable. Unusual weather conditions, including drought and flood conditions may affect the purchasing decisions of some of our customers, particularly customers of our agriculture products which could lead to lower sales volumes of those products. In addition, changes in climate could affect the availability and cost of products, commodities and energy, which may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Our facilities may also be directly impacted by significant weather events brought on by climate change, and we face the risk of losses incurred as a result of physical damage to our facilities, loss or spoilage of inventory and business interruption caused by such events. New legal and regulatory requirements have been, and may continue to be, implemented to address the concern over climate change in an effort to reduce or mitigate the effects of it, and such regulatory requirements dealing with the environmental aspects of our operations and the products we manufacture could result in significant expenditures in upgrading our facilities and/or designing and manufacturing new forms of equipment that satisfy such requirements. We cannot currently predict the specific terms of any new climate change legislation or regulation, but any such new legislation or regulation may have a material adverse impact on our business, results of operations, or financial condition.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2022 ranged from $109.83 to $159.75 per share, and during 2021 from $136.01 to $164.81 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2022, 11,968,197 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 183,277 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 3, 2023, the Board of Directors of the Company increased its quarterly dividend from $0.18 per share to $0.22 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2022, six investors - BlackRock, Inc., Henry Crown and Company, Dimensional Fund Advisors LP, T. Rowe Price Associates, Inc., Victory Capital Management Inc., and The Vanguard Group - beneficially owned approximately 50% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties
      As of December 31, 2022, the Company utilized twenty-eight principal manufacturing plants with sixteen located in the United States, eight in Europe, three in Canada, and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,100,000	Owned	Tree chippers, Grinders, Brush Cutters, and Debarkers for Morbark
Selma, Alabama*	769,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Stump Cutters, Aerial Trimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Zero Turn Radius Mowers, Blades, Deep Tillage Equipment, and other implements for Rhino, Bush Hog and OEMs
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Richmond, Virginia*	197,000	Leased	Leaf Collection Equipment and Street Sweeper Replacement Brooms for ODB
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Mowing Equipment, Sugar Cane Trailers and other equipment for Santa Izabel
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Street Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Middelburg, the Netherlands*	110,000	Owned	Boom Mowers, Flail Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Leavenworth, Kansas*	72,000	Owned	Snow Plows and Heavy-Duty Snow Removal Equipment for Henke
Giessen, the Netherlands*	70,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Alamo Group The Netherlands
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Hopkinton, New Hampshire*	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine*	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Kent, Washington*	43,000	Owned	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Suffolk, England*	35,000	Leased	Commercial wood chippers and other forestry equipment for Timberwolf
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Matao, Brazil	12,000	Owned	Agriculture Mowing Equipment and other Attachments for Herder
Installation & Rental Facilities, Warehouses & Sales	585,000	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin, Texas	21,000	Owned	Corporate Office
Total	6,179,000	80%
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 17, 2023, there were 11,971,477 shares of common stock outstanding, held by approximately 78 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 17, 2023, the closing price of the common stock on the New York Stock Exchange was $163.16 per share.

On January 3, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.22 per share which was paid on February 1, 2023 to holders of record as of January 18, 2023. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2022, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index).

In addition, the Company has changed its peer group index and has selected the S&P Industrials Index as its published industry or line-of-business index, replacing the Russell 2000 Index used in prior years, as the Company believes the S&P industrials Index represents a more appropriate peer group. The cumulative return of the Russell 2000 Index is presented in the graph below as required by Item 201(e)(4) of Regulation S-K.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alamo Group Inc., the S&P SmallCap 600 Index,
the Russell 2000 Index and S&P Industrials Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Alamo Group Inc.
S&P SmallCap 600
Russell 2000
S&P Industrials

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	12/17	12/18	12/19	12/20	12/21	12/22
Alamo Group Inc.	100.00	68.81	112.28	123.97	132.76	128.40
S&P SmallCap 600	100.00	91.52	112.37	125.05	158.59	133.06
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Industrials	100.00	86.71	112.17	124.59	150.89	142.63

Purchase of Equity Securities

The Company has suspended its share repurchase program but the program may be reinstated in the future.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary and Outlook

This report contains forward-looking statements that are based on Alamo Group’s current expectations. Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section beginning on page 14.

We experienced strong demand for our products in 2022 which led to record net sales for the full year. Our markets continue to exhibit strength and we currently see do not anticipate a significant reduction in customer demand, at least in the near term. However, many of the same adverse operating conditions that we experienced in 2022 including, among other things, supply chain disruptions, input cost inflation, and labor shortages continue to present challenges to our business. Supply chain and labor issues have led to disruptions in our manufacturing facilities which constrain our operating efficiencies and negatively impact our overall profitability. These challenges are also partially responsible for our record high backlog levels, as we have struggled to fully complete and ship products in a timely manner. While our supply chain appears to be gradually improving, we expect that some or all of these adverse operating conditions will persist for at least a portion of 2023.

2022 Performance

In 2022, the Company's net sales increased by 13% and net income increased by 27% compared to 2021. The increase in both net sales and net income was primarily due to a strong demand for our products. Margins improved due to the increase in demand along with pricing actions we began in 2021 which helped mitigate inflation cost pressures. However, our results were constrained by higher input costs, ongoing supply chain disruptions, and skilled labor shortages.

The Company's Vegetation Management Division experienced a 15% increase in net sales for the full year of 2022 compared to the full year of 2021. The increase in net sales was primarily due to continued strong customer demand for our products and positive pricing actions. The division's income from operations for 2022 was up 37% versus the full year of 2021, due to improved sales and positive pricing actions but offset by higher input costs and operational inefficiencies due to supply chain disruptions and labor constraints.

The Company's Industrial Equipment Division net sales were up 11% for the full year of 2022 compared to the full year of 2021. The division's net sales were strong in the excavator and vacuum truck product lines and were also supported by moderate sales increases in our street sweeper, debris collector and snow removal equipment lines. Negatively impacting this division were higher input costs and supply chain disruptions including, most significantly, a shortage of truck chassis. These adverse conditions had a negative impact on the division's income from operations, which for the full year of 2022 was up only 5% compared to the full year of 2021.

Consolidated income from operations was $148.6 million for the full year of 2022 compared to $116.9 million in 2021, an increase of 27%. The Company's backlog increased 26% to $1.0 billion at the end of 2022 versus the backlog of $800.8 million at the end of 2021. The increase in the Company's backlog was primarily attributable to continued strong customer demand for our products in both of the Company's divisions as outlined above.

Inflationary Impacts

In 2022, the cost of commodities, components, parts, and accessories was significantly higher compared to the cost of those items purchased in 2021, mainly as a result of ongoing upward inflationary pressure. In 2023, we anticipate that the average cost of commodities, components, parts, and accessories will be slightly higher than the average costs experienced during 2022 but the rate of inflation appears to be moderating. Any material worsening of the current inflationary environment could lead to higher input costs which is likely to have a material adverse effect on our business and financial results.

Impact of the War in Ukraine

In 2022, we discontinued sales into the Russian and Belarusian markets as a response to the war in Ukraine. Our sales in those markets represented an insignificant share of our overall international business and, accordingly, this decision did not have a material impact on our 2022 results nor do we expect it to have a material impact on our future financial results. The war has disrupted parts of our supply chain and has created additional inflationary pressure on some of the items we purchase for our end-products, but we do not believe these effects are material to our business. However, any significant change in or escalation of the war in Ukraine could result in unanticipated effects which may adversely impact our business.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2022	2021	2020

Vegetation Management	$937,065	$812,676	$654,630
Industrial Equipment	576,551	521,547	508,836
Total net sales	$1,513,616	$1,334,223	$1,163,466

Cost and profit margins, as percentages of net sales:

Cost of sales	75.1%	74.9%	74.8%
Gross profit	24.9%	25.1%	25.2%
Selling, general, administrative, and amortization expenses	15.1%	16.3%	17.1%
Income from operations	9.8%	8.8%	8.1%
Income before income taxes	8.9%	8.2%	6.9%
Net income	6.7%	6.0%	5.0%

Results of Operations

Fiscal 2022 compared to Fiscal 2021

The Company’s net sales in the fiscal year ended December 31, 2022 (“2022”) were $1,513.6 million, an increase of $179.4 million or 13.4% compared to $1,334.2 million for the fiscal year ended December 31, 2021 (“2021”). The increase in sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions and improved pricing. Negatively impacting net sales were higher costs for materials and inbound freight, supply chain disruptions and a shortage of skilled labor. Also, currency translation negatively affected sales as the U.S. dollar strengthened against the currencies of international countries where we operate.

Net Vegetation Management sales were $937.1 million in 2022 compared to $812.7 million in 2021, an increase of $124.4 million or 15.3%, coming from a strong performance in all product lines, particularly forestry and tree care and agricultural and governmental mowing equipment in both North America and Europe. Supply chain disruptions, labor constraints and unfavorable input cost changes constrained this Division during 2022. Currency translation effects also negatively impacted net sales in this division.

Net Industrial Equipment sales were $576.6 million in 2022 compared to $521.5 million in 2021, representing an increase of $55.1 million or 10.5%. The increase was mainly due to continued solid results in our excavator and vacuum truck product lines with modest support from other product lines. This division was also negatively impacted by ongoing supply chain disruptions and logistics issues in 2022, including delays in receiving truck chassis and component parts from supply chain partners.

Gross profit for 2022 was $376.5 million (24.9% of net sales) compared to $334.5 million (25.1% of net sales) in 2021, an increase of $42.0 million. The increase in gross profit was mainly attributable to higher sales volume during 2022 compared to 2021 as well as improved pricing. Profitability was negatively impacted by supply chain disruptions, shortages of component parts, along with higher costs of materials and inbound freight. These factors led to lower profitability as a percentage of sales in 2022 as compared to the same period in 2021.

Selling, general and administrative expenses (“SG&A”) were $212.6 million (14.0% of net sales) in 2022 compared to $202.9 million (15.2% of net sales) in 2021, an increase of $9.7 million. The increase in SG&A expenses in 2022 was attributable to higher administrative, marketing and engineering expenses as the Company returned to pre-pandemic expense levels. Amortization expense in 2022 was $15.3 million compared to $14.6 million in 2021, an increase of $0.7 million.

Interest expense for 2022 was $14.4 million compared to $10.5 million in 2021, an increase of $3.9 million or 36.3%. The increase in interest expense in 2022 primarily came from higher interest rates and increased borrowing levels. Borrowing levels rose in 2022 primarily because of the need for the Company to increase its inventory levels to accommodate stronger market demand and to mitigate supply chain challenges. We anticipate borrowing levels will continue to be pressured by higher inventory requirements unless and until the supply chain situation improves.

Other income (expense), net was expense of $0.7 million during 2022 compared to income of $1.9 million in 2021. The expense in 2022 was primarily the result of an excise tax audit and to a lesser extent, changes in exchange rates. The income in 2021 was primarily due to changes in exchange rates and the sale of a facility in the Netherlands for $3.4 million.

Provision for income taxes was $32.4 million (24.1% of income before income taxes) for 2022 compared to $29.3 million (26.7% of income before income taxes) in 2021.

Net income for 2022 was $101.9 million compared to $80.2 million in 2021, with the increase in 2022 net income resulting from the factors described above.

Fiscal 2021 compared to Fiscal 2020

The Company’s net sales in the fiscal year ended 2021 were $1,334.2 million, an increase of $170.7 million or 14.7% compared to $1,163.5 million for the fiscal year ended December 31, 2020 (“2020”). The increase in sales was attributable to the continued strong recovery in customer demand for our products in both the Vegetation Management and the Industrial Equipment Divisions. Negatively affecting sales in 2020 was the onset of the COVID-19 pandemic which materially impacted global demand for the Company's products and overall Company financial performance.

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

As of December 31, 2022, the Company had working capital of $536.7 million, which represents a increase of $117.1 million from working capital of $419.6 million as of December 31, 2021. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable as well as an increase in inventory to support the Company's higher backlog levels.

Capital expenditures were $31.1 million for 2022, compared to $25.3 million for 2021. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by operating activities was $14.5 million for 2022, compared to $49.7 million for 2021. The decrease of cash from operating activities is primarily the result of increased borrowings on the Company's revolving credit facility used for increased working capital needs in support of elevated backlog levels.

Net cash used in investing activities was $31.7 million for 2022, compared to $33.4 million for 2021. Net cash provided by financing activities was $24.5 million for 2022, compared to net cash used of $23.0 million for 2021.

The Company had $42.9 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2022. The majority of these funds are held at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as the borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in five years. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027.

As of December 31, 2022, $301.9 million was outstanding under the Credit Agreement, $249.9 million on the Term Facility and $52.0 million on the Revolver Facility. On December 31, 2022, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $295.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Inflation

The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted. In 2022, the Company was materially impacted by inflationary pressures that significantly increased the price of steel as well as the price of many other purchased components. In 2022, we worked to mitigate some of the effects of cost increases through aggressive pricing actions but cost inflation is an ongoing challenge that could have a material impact on the Company's business and financial results, particularly if the current inflationary environment materially worsens.

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2021, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

Payment due by period
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

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2022, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $10.9 million. Comparatively, on December 31, 2021, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $8.9 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2022 was a loss of $23.0 million. On December 31, 2022, the British pound closed at 0.8266 relative to the U.S. dollar, and the Euro closed at 0.9344 relative to the U.S. dollar. By comparison, on December 31, 2021, the British pound closed at 0.7392 relative to the U.S. dollar, and the Euro closed at 0.8793 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2022 average interest rate under these borrowings, the Company’s 2022 interest expense would have changed by approximately $7.3 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 49 through 79 of this report are incorporated herein by reference.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website (www.alamo-group.com) under the “Corporate Governance” tab at https://www.alamo-group.com/our-company/corporate-governance/ and are also available in printed form at no charge by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal executive office of the Company. The telephone number is (830) 379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2022.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2022, the last day of Alamo Group Inc.’s 2022 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2005 Incentive Stock Option Plan	10,500	$48.36	—
2009 Equity Incentive Plan	6,300	$97.30	—
2015 Incentive Stock Option Plan	74,147	$114.65	286,033
2019 Equity Incentive Plan	92,330	$135.29	381,531
Plans not approved by stockholders	—	—	—
Total	183,277		667,564

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2022.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Antonio, TX, Auditor Firm ID: 185.

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, December 12, 2022
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.4	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
10.5	—	Third Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, N.A., and PNC Bank, N.A. as co-syndication agents, TD Bank, N.A. as documentation agent, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 31, 2022
10.6	—	First Amendment to Securities Purchase Agreement, dated as of October 22, 2019, by and among Alamo Acquisition Corporation, a Delaware corporation, Alamo Group Inc., a Delaware corporation, Stellex Capital Partners, LP, a Delaware limited partnership, and in its capacity as the initial representative of the other Sellers pursuant to Section 10.6 of the Securities Purchase Agreement.	Filed as Exhibit 10.2 to Form 10-Q, October 31, 2019
*10.7	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.8	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.9	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.10	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.11	—	Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.12	—	Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.13	—	Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020

*10.14	—	Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.22 to Form 10-K, February 26, 2021
10.15	—	Form of Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
10.16	—	Amendment to Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 10-Q, August 4, 2021
10.17	—	Executive Change in Control Agreement by and between Alamo Group Inc. and Michael A. Haberman	Filed as Exhibit 10.24 to Form 10-K, February 24, 2022
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 23, 2023
/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 23th day of February 2023.

Signature	Title

/s/RODERICK R. BATY Roderick R. Baty	Independent Board Chair & Director

/s/JEFFERY A. LEONARD Jeffery A. Leonard	President & Chief Executive Officer (Principal Executive Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/NINA C. GROOMS Nina C. Grooms	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

/s/RONALD A. ROBINSON Ronald A. Robinson	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2022, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 23, 2023	/s/Jeffery A. Leonard
Jeffery A. Leonard
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of evidence over the existence of inventory
As discussed in Note 6 to the consolidated financial statements, the value of inventory was $353 million as of December 31, 2022. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 28 principal manufacturing plants located in six countries.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
February 23, 2023

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,016	$42,115
Accounts receivable, net	317,581	237,970
Inventories, net	352,553	320,917
Prepaid expenses and other current assets	9,144	9,500
Income tax receivable	916	1,666
Total current assets	727,210	612,168

Rental equipment, net	33,723	32,514

Property, plant and equipment	335,078	321,863
Less: Accumulated depreciation	(180,071)	(169,372)
Total property, plant and equipment, net	155,007	152,491

Goodwill	195,858	202,406
Intangible assets, net	171,341	183,466
Deferred income taxes	969	1,110
Other non-current assets	24,400	21,587
Total assets	$1,308,508	$1,205,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$97,537	$101,396
Income taxes payable	6,592	2,613
Accrued liabilities	71,368	73,523
Current maturities of long-term debt and finance lease obligations	15,009	15,032
Total current liabilities	190,506	192,564

Long-term debt and finance lease obligations, net of current maturities	286,943	254,522
Long-term tax liability	3,781	4,416
Other long-term liabilities	23,668	27,119
Deferred income taxes	18,250	21,458
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,913,890 and 11,874,178 outstanding at December 31, 2022 and December 31, 2021, respectively	1,191	1,187
Additional paid-in capital	129,820	124,228
Treasury stock, at cost; 82,600 shares at December 31, 2022 and December 31, 2021	(4,566)	(4,566)
Retained earnings	727,183	633,804
Accumulated other comprehensive loss	(68,268)	(48,990)
Total stockholders’ equity	785,360	705,663
Total liabilities and stockholders’ equity	$1,308,508	$1,205,742

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net sales:
Vegetation Management	$937,065	$812,676	$654,630
Industrial Equipment	576,551	521,547	508,836
Total net sales	1,513,616	1,334,223	1,163,466
Cost of sales	1,137,098	999,709	869,736
Gross profit	376,518	334,514	293,730

Selling, general and administrative expenses	212,649	202,939	184,199
Amortization expense	15,277	14,637	14,746
Income from operations	148,592	116,938	94,785

Interest expense	(14,361)	(10,533)	(15,837)
Interest income	752	1,149	1,366
Other income	(673)	1,944	(557)
Income before income taxes	134,310	109,498	79,757

Provision for income taxes	32,382	29,253	21,953
Net income	$101,928	$80,245	$57,804

Net income per common share:
Basic	$8.58	$6.78	$4.91
Diluted	$8.54	$6.75	$4.88
Average common shares:
Basic	11,877	11,837	11,782
Diluted	11,934	11,896	11,845

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$101,928	$80,245	$57,804
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (expense) benefit of $1,069, $(344), and $810	(23,032)	(15,800)	8,862
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(497), $(1,405), and $1,842, respectively	2,047	5,298	(7,484)
Recognition of deferred pension and other post-retirement benefits, net of tax (expense) benefit of $(194), $(356), and $230, respectively	1,707	1,838	(866)
Other comprehensive (loss) income, net of tax	$(19,278)	$(8,664)	$512
Comprehensive income	$82,650	$71,581	$58,316

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2019	11,670	$1,175	$113,666	$(4566)	$508,506	$(40,838)	$577,943
Other comprehensive income	—	—	—	—	57,804	512	58,316
Stock-based compensation expense	—	—	4,119	—	—	—	4,119
Stock-based compensation transactions	57	6	743	—	—	—	749
Dividends paid ($0.52 per share)	—	—	—	—	(6,124)	—	(6,124)
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	80,245	(8,664)	71,581
Stock-based compensation expense	—	—	5,987	—	—	—	5,987
Stock-based compensation transactions	64	6	(287)	—	—	—	(281)
Dividends paid ($0.56 per share)	—	—	—	—	(6,627)	—	(6,627)
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	101,928	(19,278)	82,650
Stock-based compensation expense	—	—	5,561	—	—	—	5,561
Stock-based compensation transactions	40	4	31	—	—	—	35
Dividends paid ($0.72 per share)	—	—	—	—	(8,549)	—	(8,549)
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating Activities
Net income	$101,928	$80,245	$57,804
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	424	506	860
Depreciation - PP&E	23,673	21,229	19,264
Depreciation - Rental	7,739	8,613	9,830
Amortization of intangibles	15,277	14,637	14,746
Amortization of debt issuance	667	667	634
Stock-based compensation expense	5,561	5,987	4,119
Provision for deferred income tax (benefit) expense	(2,337)	(1,182)	(855)
Gain on sale of property, plant and equipment	(161)	(3,779)	(1,094)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(85,055)	(27,571)	28,064
Inventories	(37,739)	(78,463)	38,275
Rental equipment	(9,196)	1,138	4,542
Prepaid expenses and other	(6,146)	(6,994)	6,373
Trade accounts payable and accrued liabilities	(2,879)	32,532	(3,783)
Income taxes payable	2,934	4,648	6,601
Long term tax payable	(635)	462	(3,478)
Other assets and liabilities, net	475	(3,008)	2,431
Net cash provided by operating activities	14,530	49,667	184,333

Investing Activities
Acquisitions, net of cash acquired	(2,000)	(17,798)	—
Purchase of property, plant and equipment	(31,141)	(25,263)	(17,874)
Proceeds from sale of property, plant and equipment	1,566	9,667	3,703
Purchase of patents	(163)	(44)	—
Net cash used in investing activities	(31,738)	(33,438)	(14,171)

Financing Activities
Borrowings on bank revolving credit facility	222,000	188,000	115,000
Repayment on bank revolving credit facility	(174,000)	(189,000)	(255,000)
Principal payments on long-term debt and capital leases	(15,031)	(15,093)	(18,867)
Dividends paid	(8,549)	(6,627)	(6,124)
Proceeds from exercise of stock options	803	1,676	1,459
Common stock repurchased	(768)	(1,957)	(710)
Net cash provided (used) in financing activities	24,455	(23,001)	(164,242)

Effect of exchange rate changes on cash	(2,346)	(1,308)	1,964
Net change in cash and cash equivalents	4,901	(8,080)	7,884
Cash and cash equivalents at beginning of the year	42,115	50,195	42,311
Cash and cash equivalents at end of the year	$47,016	$42,115	$50,195
Cash paid during the year for:
Interest	$14,575	$10,248	$17,049
Income taxes	$35,102	$32,865	$17,140

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2022 and December 31, 2021, there was no restricted cash.
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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $22.3 million and $20.1 million on December 31, 2022 and December 31, 2021, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2022, 2021, and 2020 was approximately $10.9 million, $10.2 million and $10.1 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $14.3 million, $11.7 million, and $12.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2022, 2021, and 2020:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2022	2021	2020

Risk-free interest rate	1.93%	1.25%	1.22%
Dividend yield	0.5%	0.4%	0.5%
Volatility factors	33.2%	33.9%	30.0%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

2. ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issues ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this Update are effective for are effective for fiscal years beginning after December 15, 202 and require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve this objective, the Company will disclose qualitative and quantitative information about its supplier finance programs.

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

(in thousands, except per share amounts)	2022	2021	2020

Net income	$101,928	$80,245	$57,804

Average common shares:
Basic (weighted-average outstanding shares)	11,877	11,837	11,782
Dilutive potential common shares from stock options	57	59	63
Diluted (weighted-average outstanding shares)	11,934	11,896	11,845

Basic earnings per share	$8.58	$6.78	$4.91

Diluted earnings per share	$8.54	$6.75	$4.88

Stock options totaling 25,610 shares in 2022, 15,586 shares in 2021, and 9,864 shares in 2020 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2022
Reserve for sales discounts	$12,567	$137,553	$(21)	$(130,238)	$19,861
Reserve for inventory obsolescence	12,908	6,998	(277)	(6,420)	13,209
Reserve for warranty	9,953	11,290	(244)	(11,659)	9,340
2021
Reserve for sales discounts	$13,549	$116,114	$(688)	$(116,408)	$12,567
Reserve for inventory obsolescence	12,027	6,531	(146)	(5,504)	12,908
Reserve for warranty	9,096	10,727	(132)	(9,738)	9,953
2020
Reserve for sales discounts	$16,883	$93,398	$15	$(96,747)	$13,549
Reserve for inventory obsolescence	8,233	4,609	1,471	(2,286)	12,027
Reserve for warranty	10,249	8,466	247	(9,866)	9,096

Sales Discounts

On December 31, 2022, the Company had $19.9 million in reserves for sales discounts compared to $12.6 million on December 31, 2021 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

The Company had a reserve of $13.2 million on December 31, 2022 and $12.9 million on December 31, 2021 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Industrial Equipment Division. The reserve for inventory obsolescence is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $9.3 million on December 31, 2022 and $10.0 million on December 31, 2021 and is included in Note 11.

6. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2022	2021
Finished goods and parts	$312,726	$277,760
Work in process	22,273	24,895
Raw materials	17,554	18,262
Inventory, net	$352,553	$320,917

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2022	2021	Useful Lives
Land	$12,792	$12,838
Buildings and improvements	145,616	145,086	5-20 yrs.
Machinery and equipment	140,252	129,901	3-10 yrs.
Office furniture and equipment	13,270	13,291	3-7 yrs.
Computer software	13,551	12,384	3-7 yrs.
Transportation equipment	9,597	8,363	3 yrs.
Property, plant and equipment, at cost	335,078	321,863
Accumulated depreciation	(180,071)	(169,372)
Property, plant and equipment, net	$155,007	$152,491

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2020, 2021, and 2022 are as follows:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2019	$126,894	$71,128	$198,022
Translation adjustment	132	1,036	1,168
Goodwill adjustment	(2,045)	(2,013)	(4,058)
Balance at December 31, 2020	$124,981	$70,151	$195,132
Translation adjustment	(1,510)	(708)	(2,218)
Goodwill acquired	9,492	—	9,492
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	(1,882)	(1,147)	(3,029)
Goodwill adjustment	(3,519)	—	(3,519)
Balance at December 31, 2022	$127,562	$68,296	$195,858

9. INTANGIBLE ASSETS

The following is a summary of the Company's intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2022	December 31, 2021
Definite:
Trade names and trademarks	15-25 years	$68,797	$68,321
Customer and dealer relationships	8-15 years	129,338	126,104
Patents and developed technologies	3-12 years	28,437	29,338
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		230,772	227,963
Less accumulated amortization		(64,931)	(49,997)
Total net		165,841	177,966
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$171,341	$183,466

The Company's net carrying value at December 31, 2022 of intangible assets with definite useful lives consists of trade names and trademarks at $54.9 million, customer and dealer relationships at $90.2 million, patents and drawings at $18.5 million, and favorable leasehold interests at $2.3 million. As of December 31, 2022, the related accumulated amortization balance for the definite-lived assets were $13.9 million for trade names and trademarks, $39.2 million for customer and dealer relationships, $9.9 million for patents and drawings, and $1.9 million for favorable leasehold interests. The Company estimates amortization expense to be $15.3 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and capital leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2022, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$30	$67
Interest on lease liabilities	1	3
Operating lease cost	5,783	5,571
	1,397	1,033
Variable lease cost	348	410
Total lease cost	$7,559	$7,084

As of December 31, 2022, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases
2023	$5,177
2024	4,099
2025	3,294
2026	2,728
2027	1,780
Thereafter	1,743
Total minimum lease payments	$18,821
Less imputed interest	(1,287)
Total lease liabilities	$17,534

Rental expense for operating leases was $7.5 million for 2022, $7.0 million for 2021, and $6.1 million for 2020.

Future Lease Commencements

As of December 31, 2022, we have additional operating leases that have not yet commenced in the amount of $3.1 million. These operating leases will commence in fiscal year 2023.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2022	2021
Other non-current assets	$17,249	$16,744

Accrued liabilities	4,685	4,655
Other long-term liabilities	12,849	12,237
Total operating lease liabilities	$17,534	$16,892
Weighted average remaining lease term	4.66 years	5.14 years
Weighted average discount rate	3.30%	2.83%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,246	$5,013

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2022	2021
Salaries, wages and bonuses	$37,590	$37,462
Lease liability	4,685	4,655
Taxes	2,426	1,902
Warranty	9,340	9,953
Retirement provision	2,588	2,967
Customer deposits	5,197	6,383
Other	9,542	10,201
Accrued liabilities	$71,368	$73,523

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2022 and 2021, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring or nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2022 and 2021.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2022	2021
Bank revolving credit facility	$52,000	$4,000
Term debt	249,928	265,498
Capital lease obligations	24	56
Total debt	301,952	269,554
Less current maturities	15,009	15,032
Total long-term debt	$286,943	$254,522

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 5 years. The Term Facility requires the Company to make equal quarterly principal payments of $3,750,000 over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400,000,000 Revolver Facility.

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

As of December 31, 2022, $301.9 million was outstanding under the Credit Agreement. Of the total outstanding, $249.9 million was on the Term Facility at a rate of 6.17% and $52.0 million was on the Revolver Facility at a rate of 6.25%. On December 31, 2022, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $295.2 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2022, are as follows: $15.0 million in 2023; $15.0 million in 2024; $15.0 million in 2025; $15.0 million in 2026; $241.9 in 2027; and zero thereafter.

14. INCOME TAXES

Income Statement Components

Earnings before income taxes were as follows:

	December 31,
(in thousands)	2022	2021	2020
Income before income taxes:
Domestic	$86,680	$74,070	$50,977
Foreign	47,630	35,428	28,780
	$134,310	$109,498	$79,757

The components of income tax expense (benefit) were as follows:

	December 31,
(in thousands)	2022	2021	2020
Current:
Domestic	$19,197	$16,846	$10,823
Foreign	11,848	8,646	8,759
State	3,674	4,943	3,226
	34,719	30,435	22,808
Deferred:
Domestic	(2,246)	(679)	1,238
Foreign	(51)	(274)	(1199)
State	(40)	(229)	(894)
	(2,337)	(1,182)	(855)
Total income taxes	$32,382	$29,253	$21,953

A reconciliation of the income tax at the Company’s U.S. statutory federal income tax rate to the provision for income tax follows:

	December 31,
(in thousands)	2022	2021	2020
Income tax expense at statutory rates	$28,205	$22,995	$16,749
Increase (reduction) from:
Jurisdictional rate differences	1,989	1,599	1,034
Executive compensation limitation	481	1,314	170
Stock based compensation	122	(322)	(366)
U.S. state taxes	2,632	3,724	2,556
Foreign tax expense	267	—	704
R&D credit	(1,645)	(670)	(415)
GILTI	500	—	50
Previously unrecognized tax (benefit)/expense	51	8	2,219
Other, net	(220)	605	(748)
Provision for income taxes	$32,382	$29,253	$21,953
Effective tax rate	24%	27%	28%

Deferred Income Tax Assets and Liabilities

The components of the Company’s deferred income tax assets and liabilities were as follows. Certain prior year deferred tax component amounts have been reclassified to conform to the current year presentation.

	December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Inventory basis difference	$3,459	$1,136
Accounts receivable reserve	334	270
Rental equipment and Property, plant and equipment	347	201
Stock based compensation	826	754
Pension liability	2,900	3,351
Employee benefit accrual	2,451	3,070
Product liability and warranty reserves	2,177	2,464
Foreign net operating loss	3,078	3,764
Lease liability	4,738	4,221
Capitalized R&D costs	4,230	—
Other	1,635	1,415

Total deferred income tax assets	$26,175	$20,646
Less: Valuation allowance	(3,637)	(4,129)

Net deferred income tax assets	$22,538	$16,517

Deferred income tax liabilities:
Inventory basis differences	$(264)	$(283)
Rental equipment and Property, plant and equipment	(14,373)	(13,253)
Lease asset	(4,637)	(4,149)
Intangible assets	(19,301)	(18,041)
Expenses not currently deductible for book purposes	(1,244)	(1,139)

Total deferred income tax liabilities	$(39,819)	$(36,865)

Net deferred income taxes	$(17,281)	$(20,348)

As of December 31, 2022, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $10.1 million with an unlimited carry-forward period. The Company also has U.S. state net operating loss carry-forwards in the amount of $0.2 million which will expire between 2036 and 2042.

The Company's valuation allowances as of December 31, 2022 and 2021 related primarily to foreign net operating losses and foreign tax credits.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2022	2021
Balance as of beginning of year	$270	$262
Increases for tax positions related to the current year	156	82
Decreases due to lapse of statute of limitations	(105)	(74)
Balance as of end of year	$321	$270

The Company has adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2022, no interest or penalties have accrued. With few exceptions, the Company’s open tax years for its federal and state income tax returns are for the tax years ended 2017 through 2022, and for tax years ended 2016 through 2022 for its foreign income tax returns.

The Company currently intends to permanently reinvest its earnings in certain foreign subsidiaries. No U.S. corporate income taxes or foreign withholding taxes should be imposed on future distributions of the earnings not permanently reinvested. If the amounts asserted as permanent reinvestment were distributed, the Company would be subject to approximately $4.8 million in withholding taxes.

15. COMMON STOCK

On January 3, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.22 per share which was paid on February 1, 2023 to holders of record as of January 18, 2023. The Company also has a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. During 2022, the Company purchased zero shares.

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2022		2021		2020
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	87,610	$91.24	100,920	$68.58	119,720	$57.65
Granted	17,625	137.93	18,900	156.38	13,950	114.53
Exercised	(14,780)	50.79	(30,210)	53.68	(31,300)	45.94
Canceled	(5,808)	114.48	(2,000)	130.92	(1,450)	96.97
Options outstanding at end of year	84,647	106.43	87,610	91.24	100,920	68.58
Options exercisable at end of year	43,412	$78.50	49,360	$61.21	67,700	$52.60
Options available for grant at end of year	286,033		297,850		314,750
*Weighted Averages

 Options outstanding and exercisable at December 31, 2022 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$42.70 - $83.99	27,725	2.32	$57.89	27,725	$57.89
$92.50 - $138.75	40,422	7.57	$119.34	12,387	$103.89
$156.38 - $234.57	16,500	8.16	$156.38	3,300	$156.38
Total	84,647			43,412
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2022, 2021, and 2020 were $52.70, $59.01 and $38.33, respectively. Stock option expense was $0.6 million, $0.6 million and $0.5 million for years ending 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2022	2021	2020
Options available for grant at end of year	381,531	423,969	455,549

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2022		2021		2020
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	2,000	$53.51	3,000	$53.51	5,300	$46.87
Granted	—	—	—	—	—	—
Exercised	(1,000)	53.51	(1,000)	53.51	(2,300)	38.22
Canceled	—	—	—	—	—	—
Options outstanding at end of year	1,000	53.51	2,000	53.51	3,000	53.51
Options exercisable at end of year	1,000	$53.51	2,000	$53.51	3,000	$53.51
*Weighted Averages

Options outstanding and exercisable as of December 31, 2022 were as follows:

Non-Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$42.70 - $83.99	1,000	1.36	$53.51	1,000	$53.51
Total	1,000			1,000
*Weighted Averages

There were no options granted in 2020, 2021 or 2022. Stock option expense was zero for years ending 2022, 2021, and 2020, respectively. As of December 31, 2022, there was zero unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.

During 2022, 2021, and 2020, 1,000, 1,000, and 2,300 non-qualified options were exercised, respectively, $0.1 million, $0.1 million, and $0.1 million of cash receipts were received, respectively.

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards ("RSA")/Units for the periods indicated:

	2022		2021		2020
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	80,616	$129.53	91,043	$104.77	78,705	$94.34
Granted	48,396	133.70	35,224	157.00	44,307	111.95
Exercised	(29,922)	122.19	(45,651)	101.36	(31,594)	88.90
Canceled	(1,460)	143.82	—	—	(375)	100.34
Awards outstanding at end of year	97,630	133.67	80,616	129.53	91,043	104.77
*Weighted Averages

Restricted stock awards vest over a three year period. The weighted-average remaining contractual life in years for 2022, 2021 and 2020 was 1.41, 1.61 and 1.95, respectively. Compensation expense was $4.9 million, $5.4 million and $3.7 million for years ending 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $7.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

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

The Gradall Company Employees’ Retirement Plan covers approximately 245 former employees and 51 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2022	2021
Change in projected benefit obligation
Benefit obligation at beginning of year	$22,564	$24,100
Service cost	4	5
Interest cost	604	553
Liability actuarial (gain) loss	(4,761)	(994)
Benefits paid	(1,140)	(1,100)
Benefit obligation at end of year	$17,271	$22,564
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$23,671	$22,370
Return on plan assets	(4,262)	2,401
Employer contributions	—	—
Benefits paid	(1,140)	(1,100)
Fair value of plan assets at end of year	18,269	23,671
Funded status	$998	$1,107

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

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2022	2021
Discount rate	5.10%	2.75%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2022	2021
Discount rate	2.75%	2.35%
Long-term rate of return on plan assets	6.00%	7.25%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2022	2021
Service cost	$4	$5
Interest cost	604	553
Expected return on plan assets	(1,384)	(1,581)
Amortization of net loss	182	542
Net periodic benefit cost	$(594)	$(481)

 The Company estimates that $1.0 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2023.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2022	2021
Equity securities	36%	36%
Debt securities	62%	62%
Short-term investments	2%	2%
Other	—%	—%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$512	$512	$—	$—
International	743	743	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution CIT I	7,815	—	7,815	—
Wells Fargo Liability Driven Solution CIT II	3,550	—	3,550	—
Wells Fargo BlackRock International Equity	488	—	488	—
Wells Fargo/Causeway International Value	464	—	464	—
Wells Fargo BlackRock Large Cap Growth Index Fund	724	—	724	—
Wells Fargo BlackRock Large Cap Value Index Fund	744	—	744	—
Wells Fargo Multi-Manager Small Cap	785	—	785	—
Wells Fargo BlackRock Russell 2000 Index Fund	261	—	261	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	320	—	320	—
Wells Fargo/MFS Value CIT F	359	—	359	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	359	—	359	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	356	—	356	—
Wells Fargo Voya Large Cap Growth CIT F	357	—	357	—

Cash & Short-term Investments	432	432	—	—
Total	$18,269	$1,687	$16,582	$—

(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$637	$637	$—	$—
International	940	940	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution CIT I	7,782	—	7,782	—
Wells Fargo Liability Driven Solution CIT II	7,026		7,026
Wells Fargo BlackRock International Equity	616	—	616	—
Wells Fargo/Causeway International Value	586	—	586	—
Wells Fargo BlackRock Large Cap Growth Index Fund	950	—	950	—
Wells Fargo BlackRock Large Cap Value Index Fund	968	—	968	—
Wells Fargo Multi-Manager Small Cap	1,015	—	1,015	—
Wells Fargo BlackRock Russell 2000 Index Fund	332	—	332	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	419	—	419	—
Wells Fargo/MFS Value CIT F	469	—	469	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	465	—	465	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	487	—	487	—
Wells Fargo Voya Large Cap Growth CIT F	482	—	482	—

Cash & Short-term Investments	497	497	—	—
Total	$23,671	$2,074	$21,597	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2022 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2022. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2023	$1,275
2024	1,304
2025	1,315
2026	1,312
2027	1,306
Years 2028 through 2032	6,209

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2022, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2022 and 2021, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2022	2021
Benefit obligation at January 1,	$11,326	$10,160
Service cost	284	369
Interest cost	278	205
Liability actuarial loss (gain)	(2,023)	759
Benefits paid	(313)	(167)
Benefit obligation at December 31,	$9,552	$11,326

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2022	2021
Service cost	$284	$369
Interest cost	278	205
Amortization of prior service cost	420	413
Amortization of net (gain)/loss	440	318
Net periodic benefit cost	$1,422	$1,305

The Company estimates that $0.4 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income into net periodic benefit costs during 2023.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2022	2021
Discount rate	5.05%	2.50%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2022	2021
Discount rate	2.50%	2.05%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2023	$490
2024	546
2025	639
2026	866
2027	868
Years 2028 through 2032	4,321

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.5 million, $0.5 million, and $0.4 million to the IAM Plan for the plan years ended December 31, 2022, 2021 and 2020, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2022, 2021 and 2020 were $4.2 million, $3.9 million, and $3.5 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $0.9 million, $0.9 million, and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2022	2021	2020
Net Sales
Wholegoods	$1,185,885	$1,024,158	$885,254
Parts	280,261	262,432	247,126
Other *	47,470	47,633	31,086
Consolidated	$1,513,616	$1,334,223	$1,163,466
    *Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

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

The Company has included a summary of the financial information by reporting segment. The following table presents the revenue and income from operations by reporting segment for the years ended December 31, 2022, 2021, and 2020:

	December 31,
(in thousands)	2022	2021	2020
Net Revenue
Vegetation Management	$937,065	$812,676	$654,630
Industrial Equipment	576,551	521,547	508,836
Consolidated	$1,513,616	$1,334,223	$1,163,466

Income from Operations
Vegetation Management	$108,508	$78,917	$46,651
Industrial Equipment	40,084	38,021	48,134
Consolidated	$148,592	$116,938	$94,785

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Goodwill
Vegetation Management	$127,562	$132,963
Industrial Equipment	68,296	69,443
Consolidated	$195,858	$202,406

Identifiable Assets
Vegetation Management	$866,974	$789,838
Industrial Equipment	441,534	415,904
Consolidated	$1,308,508	$1,205,742

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Twelve Months Ended December 31,
	2022				2021
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(42,397)	$(5,017)	$(1,576)	$(48,990)	$(26,597)	$(6,855)	$(6,874)	$(40,326)
Other comprehensive income (loss) before reclassifications	(23,032)	—	1,512	(21,520)	(15,800)	—	7,984	(7,816)
Amounts reclassified from accumulated other comprehensive loss	—	1,707	535	2,242	—	1,838	(2,686)	(848)
Other comprehensive income (loss)	(23,032)	1,707	2,047	(19,278)	(15,800)	1,838	5,298	(8,664)
Balance as of end of period	$(65,429)	$(3,310)	$471	$(68,268)	$(42,397)	$(5,017)	$(1,576)	$(48,990)

20. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2022	2021	2020
Net sales	$420,678	$363,339	$312,462
Income from operations	48,893	34,561	31,166
Income before income taxes	51,206	37,051	30,674
Identifiable assets	364,752	352,187	304,536

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2022	2021	2020
Geographic net sales:
United States	$1,080,893	$953,024	$862,430
France	89,629	92,052	81,259
Canada	95,799	83,392	65,313
United Kingdom	69,454	57,386	47,757
Brazil	46,841	31,365	16,592
Netherlands	23,304	27,964	23,946
Germany	9,115	8,977	9,328
Australia	26,117	20,980	10,999
Other	72,464	59,083	45,842
Total net sales	$1,513,616	$1,334,223	$1,163,466
Geographic location of long-lived assets:
United States	$457,075	$461,341	$480,940
Netherlands	28,428	32,262	39,063
Canada	32,165	32,132	33,573
United Kingdom	31,767	36,569	18,843
France	18,728	19,781	21,033
Brazil	12,175	10,408	11,123
Australia	670	790	964
Total long-lived assets	$581,008	$593,283	$605,539

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