Form 10-Q
period 2023-03-31
ALAMO GROUP INC
filed 2023-05-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

At April 28, 2023, 12,001,034 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2023 and December 31, 2022

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2023 and March 31, 2022

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2023 and March 31, 2022

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2023 and March 31, 2022

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2023 and March 31, 2022

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	22

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$109,320	$47,016
Accounts receivable, net	363,525	317,581
Inventories, net	362,593	352,553
Prepaid expenses and other current assets	9,660	9,144
Income tax receivable	318	916
Total current assets	845,416	727,210

Rental equipment, net	36,125	33,723

Property, plant and equipment	341,516	335,078
Less: Accumulated depreciation	(183,128)	(180,071)
Total property, plant and equipment, net	158,388	155,007

Goodwill	196,533	195,858
Intangible assets, net	167,832	171,341
Deferred income taxes	983	969
Other non-current assets	23,935	24,400

Total assets	$1,429,212	$1,308,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$101,549	$97,537
Income taxes payable	14,801	6,592
Accrued liabilities	72,890	71,368
Current maturities of long-term debt and finance lease obligations	15,008	15,009
Total current liabilities	204,248	190,506

Long-term debt and finance lease obligations, net of current maturities	356,259	286,943
Long-term tax liability	3,781	3,781
Other long-term liabilities	23,628	23,668
Deferred income taxes	18,948	18,250

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,941,738 and 11,913,890 outstanding at March 31, 2023 and December 31, 2022, respectively	1,194	1,191
Additional paid-in-capital	131,657	129,820
Treasury stock, at cost; 82,600 shares at March 31, 2023 and December 31, 2022, respectively	(4,566)	(4,566)
Retained earnings	757,917	727,183
Accumulated other comprehensive loss	(63,854)	(68,268)
Total stockholders’ equity	822,348	785,360

Total liabilities and stockholders’ equity	$1,429,212	$1,308,508

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net sales:
Vegetation Management	$256,435	$221,006
Industrial Equipment	155,336	140,999
Total net sales	411,771	362,005
Cost of sales	299,264	275,364
Gross profit	112,507	86,641

Selling, general and administrative expenses	59,668	53,635
Amortization expense	3,815	3,887
Income from operations	49,024	29,119

Interest expense	(5,940)	(2,647)
Interest income	383	72
Other income (expense), net	1,002	(1,752)
Income before income taxes	44,469	24,792
Provision for income taxes	11,120	6,322
Net Income	$33,349	$18,470

Net income per common share:
Basic	$2.80	$1.56
Diluted	$2.79	$1.55
Average common shares:
Basic	11,899	11,860
Diluted	11,962	11,916

Dividends declared	$0.22	$0.18

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$33,349	$18,470
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $(173) and $(250), respectively	4,546	1,667
Recognition of deferred pension and other post-retirement benefits, net of tax (expense) and benefit of $(65) and $255, respectively	282	206
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $59 and $(367), respectively	(414)	1,852
Other comprehensive income, net of tax	4,414	3,725
Comprehensive income	$37,763	$22,195

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348

See accompanying notes.

For three months ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating Activities
Net income	$33,349	$18,470
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	313	339
Depreciation - Property, plant and equipment	5,521	5,236
Depreciation - Rental equipment	2,105	1,890
Amortization of intangibles	3,815	3,887
Amortization of debt issuance	176	167
Stock-based compensation expense	1,699	1,371
Provision for deferred income tax	436	2,797
Gain on sale of property, plant and equipment	(1,716)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(44,825)	(58,231)
Inventories	(8,703)	(34,139)
Rental equipment	(4,502)	(1,227)
Prepaid expenses and other assets	380	(3,989)
Trade accounts payable and accrued liabilities	4,564	7,979
Income taxes payable	8,783	(382)
Other assets and long-term liabilities, net	(189)	869
Net cash provided by (used in) operating activities	1,206	(54,985)

Investing Activities
Purchase of property, plant and equipment	(8,999)	(4,358)
Proceeds from sale of property, plant and equipment	2,533	33
Net cash used in investing activities	(6,466)	(4,325)

Financing Activities
Borrowings on bank revolving credit facility	91,000	128,000
Repayments on bank revolving credit facility	(18,000)	(21,000)
Principal payments on long-term debt and finance leases	(3,753)	(3,763)
Dividends paid	(2,615)	(2,133)
Proceeds from exercise of stock options	877	474
Common stock repurchased	(736)	(390)
Net cash provided by financing activities	66,773	101,188

Effect of exchange rate changes on cash and cash equivalents	791	284
Net change in cash and cash equivalents	62,304	42,162
Cash and cash equivalents at beginning of the year	47,016	42,115
Cash and cash equivalents at end of the period	$109,320	$84,277

Cash paid during the period for:
Interest	$5,065	$2,619
Income taxes	3,042	3,574
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2023

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K").

2. Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At March 31, 2023 the Company had $24.5 million in reserves for sales discounts compared to $19.9 million at December 31, 2022 related to products shipped to our customers under various promotional programs.

3.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Finished goods	$320,071	$312,726
Work in process	32,912	22,273
Raw materials	9,610	17,554
Inventories, net	$362,593	$352,553

Inventory obsolescence reserves were $11.4 million at March 31, 2023 and $13.2 million at December 31, 2022.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $23.2 million and $22.3 million at March 31, 2023 and December 31, 2022, respectively. The Company recognized depreciation expense of $2.1 million and $1.9 million for the three months ended March 31, 2023 and 2022.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2023 and December 31, 2022, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2023:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	530	145	675
Balance at March 31, 2023	$128,092	$68,441	$196,533

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2023	December 31, 2022
Definite:
Trade names and trademarks	15-25 years	$68,971	$68,797
Customer and dealer relationships	8-15 years	129,513	129,338
Patents and drawings	3-12 years	28,484	28,437
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		231,168	230,772
Less accumulated amortization		(68,836)	(64,931)
Total net		162,332	165,841
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$167,832	$171,341

The Company recognized amortization expense of $3.8 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$3	$13
Interest on lease liabilities	—	1
Operating lease cost	1,458	1,497
Short-term lease cost	324	299
Variable lease cost	76	109
Total lease cost	$1,861	$1,919

Rent expense for the three and three months ended March 31, 2023 and 2022 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2023		December 31, 2022
2023	$4,195	*	$5,177
2024	4,581		4,099
2025	3,774		3,294
2026	2,901		2,728
2027	1,869		1,780
Thereafter	1,744		1,743
Total minimum lease payments	$19,064		$18,821
Less imputed interest	(1,365)		(1,287)
Total operating lease liabilities	$17,699		$17,534
*Period ended March 31, 2023 represents the remaining nine months of 2023.
Future Lease Commencements

As of March 31, 2023, there are additional operating leases, primarily for buildings and autos, that have not yet commenced in the amount of $0.5 million. These operating leases will commence in fiscal year 2023 with lease terms of 2 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2023	December 31, 2022
Other non-current assets	$17,397	$17,249

Accrued liabilities	4,907	4,685
Other long-term liabilities	12,792	12,849
Total operating lease liabilities	$17,699	$17,534

Weighted Average Remaining Lease Term	4.44 years	4.66 years
Weighted Average Discount Rate	3.69%	3.30%

Supplemental Cash Flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,304	$1,355

8. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Current Maturities:
Finance lease obligations	$8	$9
Term debt	15,000	15,000
	15,008	15,009
Long-term debt:
Finance lease obligations	13	15
Term debt, net	231,246	234,928
Bank revolving credit facility	125,000	52,000
Total Long-term debt	356,259	286,943
Total debt	$371,267	$301,952

As of March 31, 2023, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $272.2 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2023	2022

Dividends declared	$0.22	$0.18
Dividends paid	$0.22	$0.18

On April 3, 2023, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.22 per share, which was paid on May 1, 2023, to shareholders of record at the close of business on April 17, 2023.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2023	2022
Net Income	$33,349	$18,470
Average Common Shares:
Basic (weighted-average outstanding shares)	11,899	11,860
Dilutive potential common shares from stock options	63	56
Diluted (weighted-average outstanding shares)	11,962	11,916

Basic earnings per share	$2.80	$1.56
Diluted earnings per share	$2.79	$1.55

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2023	2022
Net Sales
Wholegoods	$329,768	$280,943
Parts	69,373	67,972
Other	12,630	13,090
Consolidated	$411,771	$362,005

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2023	2022
Net Sales
United States	$291,579	$255,187
France	24,202	23,046
Canada	26,865	20,453
United Kingdom	21,604	17,674
Netherlands	9,792	3,480
Brazil	11,513	13,094
Australia	7,782	7,156
Germany	2,469	331
Other	15,965	21,584
Consolidated	$411,771	$362,005

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Sales
Vegetation Management	$256,435	$221,006
Industrial Equipment	155,336	140,999
Consolidated	$411,771	$362,005

Income from Operations
Vegetation Management	$36,508	$18,334
Industrial Equipment	12,516	10,785
Consolidated	$49,024	$29,119

(in thousands)	March 31, 2023	December 31, 2022
Goodwill
Vegetation Management	$128,092	$127,562
Industrial Equipment	68,441	68,296
Consolidated	$196,533	$195,858

Total Identifiable Assets
Vegetation Management	$952,684	$866,974
Industrial Equipment	476,528	441,534
Consolidated	$1,429,212	$1,308,508

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(65,429)	$(3,310)	$471	$(68,268)	$(42,397)	$(5,017)	$(1,576)	$(48,990)
Other comprehensive income (loss) before reclassifications	4,546	—	(940)	3,606	1,667	—	2,496	4,163
Amounts reclassified from accumulated other comprehensive loss	—	282	526	808	—	206	(644)	(438)
Other comprehensive income (loss)	4,546	282	(414)	4,414	1,667	206	1,852	3,725
Balance as of end of period	$(60,883)	$(3,028)	$57	$(63,854)	$(40,730)	$(4,811)	$276	$(45,265)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended March 31,
	2023	2022
Vegetation Management	62.3%	61.1%
Industrial Equipment	37.7%	38.9%
Total sales, net	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended March 31,
	2023	2022
Gross profit	27.3%	23.9%
Income from operations	11.9%	8.0%
Income before income taxes	10.8%	6.8%
Net income	8.1%	5.1%

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

We experienced continued strong demand for our products during the first three months of 2023 as was reflected in our top line growth. Margins improved due to the increase in shipments and the pricing actions we began in 2021 which helped mitigate inflation cost pressures. We also experienced more consistent deliveries of purchased products as our supply chain performance improved, which led to to enhanced manufacturing efficiencies and margin expansion.

For the first three months of 2023, the Company's net sales increased by 14%, and net income increased by 81% compared to the same period in 2022. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year, positive pricing actions, and ongoing cost and expense discipline and a moderately improving supply chain. The year-over-year improvement in both net sales and net income was somewhat constrained by ongoing challenges in certain parts of our supply chain and tightness in the availability of skilled labor.

The Company's Vegetation Management Division experienced a 16% increase in sales for the first three months of 2023 compared to the first three months of 2022 primarily as a result of increased customer demand as well as pricing actions. The Division's backlog remained strong but incoming orders, specifically in the forestry and North American agricultural mowing, softened. The Division's income from operations for the first three months of 2023 was up 99% versus the same period in 2022, due to increased demand, higher pricing and improving supply chain conditions, but offset by labor constraints and negative currency effects.

The Company's Industrial Equipment Division sales increased in the first three months of 2023 by 10% as compared to the first three months of 2022. Industrial Equipment sales were strong in all product lines with the street sweeper and, debris collector products increasing the most. Negatively impacting this Division were supply chain disruptions including an ongoing limited allocation of truck chassis.

Consolidated income from operations was $49.0 million in the first three months of 2023 compared to $29.1 million in the first three months of 2022, an increase of 68%. The Company's backlog increased 8% to $994.8 million at the end of the first quarter of 2023 versus a backlog of $917.8 million at the end of the first quarter of 2022. The increase in the Company's backlog was primarily attributable to strong customer demand for our products in both Divisions as outlined above.

While the supply chain issues we have experienced over the last several quarters appear to be moderately improving, we remain challenged by inflationary impacts, negative currency exchange rates, and labor constraints. In addition, the Company may also be negatively affected by several other factors such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

Results of Operations

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Net sales for the first quarter of 2023 were $411.8 million, an increase of $49.8 million or 14% compared to $362.0 million for the first quarter of 2022. Net sales during the first quarter of 2023 improved due to strong customer demand and higher shipments of our products versus the first quarter of 2022, as well as positive pricing actions. Negatively affecting the first quarter of 2023 were ongoing disruptions in certain areas of our supply chain, although our supply chain moderately improved compared to previous quarters. Ongoing labor constraints and negative currency translation effects also negatively impacted quarterly results.

Net Vegetation Management sales increased by $35.4 million or 16% to $256.4 million for the first quarter of 2023 compared to $221.0 million during the same period in 2022. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Labor shortages had an overall negative affect during the first quarter of 2023. Currency translation effects also negatively impacted net sales in this division during the first quarter of 2023.

Net Industrial Equipment sales were $155.3 million in the first quarter of 2023 compared to $141.0 million for the same period in 2022, an increase of $14.3 million or 10%. The increase was mainly due to solid results in our sweeper and debris group product lines with modest support from other product lines. This Division was negatively impacted by supply chain disruptions, particularly truck chassis limitations, and continued labor shortages.

Gross profit for the first quarter of 2023 was $112.5 million (27% of net sales) compared to $86.6 million (24% of net sales) during the same period in 2022, an increase of $25.9 million. The increase in gross profit during the first quarter of 2023 compared to the first quarter of 2022 was primarily attributable to higher sales volume and positive pricing actions. Profitability in the quarter increased as supply chain conditions generally improved which led to higher efficiencies and better capacity utilization. This resulted in higher gross margins compared to the first quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $59.7 million (14% of net sales) during the first quarter of 2023 compared to $53.6 million (15% of net sales) during the same period of 2022, an increase of $6.1 million. The increase in SG&A expense in the first quarter of 2023 compared to the first quarter of 2022 was attributable to higher marketing expenses related to trade shows, commissions and sales promotions. Amortization expense in the first quarter of 2023 was $3.8 million compared to $3.9 million in the same period in 2022, a decrease of $0.1 million.

Interest expense was $5.9 million for the first quarter of 2023 compared to $2.6 million during the same period in 2022. The increase in interest expense in the first quarter of 2023 was mainly due to higher interest rates compared to the first quarter of 2022.

Other income (expense), net was $1.0 million of income for the first quarter of 2023 compared to $1.8 million of expense during the same period in 2022. The income in first quarter of 2023 was primarily a result from a gain of approximately $1.7 million related to a sale of a manufacturing facility and to a lesser extent changes in currency exchange rates. The expense in in the first quarter of 2022 was primarily the result of an excise tax audit expense in the amount of $1.2 million and to a lesser extent changes in currency exchange rates.

Provision for income taxes was $11.1 million (25% of income before income tax) in the first quarter of 2023 compared to $6.3 million (26% of income before income tax) during the same period in 2022.

The Company’s net income after tax was $33.3 million or $2.79 per share on a diluted basis for the first quarter of 2023 compared to $18.5 million or $1.55 per share on a diluted basis for the first quarter of 2022.  The increase of $14.8 million resulted from the factors described above.

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

As of March 31, 2023, the Company had working capital of $641.2 million which represents an increase of $104.5 million from working capital of $536.7 million at December 31, 2022. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable and to a lesser extent an increase in inventory to support the Company's higher backlog levels.

Capital expenditures were $9.0 million for the first three months of 2023, compared to $4.4 million during the first three months of 2022. The Company expects to approve a normalized capital expenditure level of approximately $30.0 million for the full year of 2023. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $6.5 million during the first three months of 2023 compared to $4.3 million during the first three months of 2022.
Net cash provided by financing activities was $66.8 million and $101.2 million during the three month periods ended March 31, 2023 and March 31, 2022, respectively. Lower net cash provided by financing activities for the first three months of 2023 relates to reduced borrowings on the Company's revolving credit facility.

The Company had $106.4 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2023. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

As of March 31, 2023, $372.5 million was outstanding under the 2022 Credit Agreement, $247.5 million on the Term Facility and $125.0 million on the Revolver Facility. On March 31, 2023, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $272.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2023.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2022 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Form 10-K.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties facing the Company include changes in market conditions and a potential weakening of the markets we serve; supply chain disruptions; labor constraints; changes in tariff regulations and the imposition of new tariffs; a strong U.S. dollar; increased competition; negative economic impacts resulting from geopolitical events such as the war in Ukraine or trade wars; new or unanticipated effects of the COVID-19 pandemic; decreases in the prices of agricultural commodities, which could affect our customers' income levels; increases in input costs; our inability to increase profit margins through continuing production efficiencies and cost reductions; acquisition integration issues; budget constraints or income shortfalls which could affect the purchases of our type of equipment by governmental customers; credit availability for both the Company and its customers, adverse weather conditions such as droughts, floods, snowstorms, etc. which can affect buying patterns of the Company’s customers and related contractors; the price and availability of raw materials and product components; energy cost; increased cost of governmental regulations which effect corporations including related fines and penalties (such as the European General Data Protection Regulation and the California Consumer Privacy Act); the potential effects on the buying habits of our customers due to animal disease outbreaks and other epidemics; the Company’s ability to develop and manufacture new and existing products profitably; market acceptance of new and existing products; the Company’s ability to maintain good relations with its employees; the Company's ability to successfully complete acquisitions and operate acquired businesses or assets; the ability to hire and retain quality skilled employees; cyber security risks affecting information technology or data security breaches; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company primarily manufactures its products in the U.S., U.K., France, Canada, Brazil, and the Netherlands.  The Company sells its products primarily in the functional currency within the markets where the products are produced, but certain sales from the Company's U.K. and Canadian operations are denominated in other foreign currencies.  As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $4.5 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $3.1 million for the three month period ended March 31, 2023.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2023 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.9 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations, which expired in January 2023.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K").

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2022 Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-31, 2023	—	—	—	$25,861,222
February 1-28, 2023	—	—	—	$25,861,222
March 1-31, 2023	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program has a term of five (5) years, terminating on December 12, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

(c) Not Applicable

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

May 4, 2023	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)