Form 10-Q
period 2023-06-30
ALAMO GROUP INC
filed 2023-08-02
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

At July 28, 2023, 12,010,532 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2023 and December 31, 2022

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2023 and June 30, 2022

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2023 and June 30, 2022

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2023 and June 30, 2022

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2023 and June 30, 2022

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$112,061	$47,016
Accounts receivable, net	378,675	317,581
Inventories, net	369,319	352,553
Prepaid expenses and other current assets	10,979	9,144
Income tax receivable	937	916
Total current assets	871,971	727,210

Rental equipment, net	36,375	33,723

Property, plant and equipment	352,233	335,078
Less: Accumulated depreciation	(188,799)	(180,071)
Total property, plant and equipment, net	163,434	155,007

Goodwill	197,445	195,858
Intangible assets, net	164,376	171,341
Deferred income taxes	1,053	969
Other non-current assets	23,105	24,400

Total assets	$1,457,759	$1,308,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$116,287	$97,537
Income taxes payable	11,284	6,592
Accrued liabilities	72,266	71,368
Current maturities of long-term debt and finance lease obligations	15,008	15,009
Total current liabilities	214,845	190,506

Long-term debt and finance lease obligations, net of current maturities	332,576	286,943
Long-term tax liability	2,464	3,781
Other long-term liabilities	22,804	23,668
Deferred income taxes	19,128	18,250

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,958,938 and 11,913,890 outstanding at June 30, 2023 and December 31, 2022, respectively	1,196	1,191
Additional paid-in-capital	133,598	129,820
Treasury stock, at cost; 82,600 shares at June 30, 2023 and December 31, 2022, respectively	(4,566)	(4,566)
Retained earnings	791,669	727,183
Accumulated other comprehensive loss	(55,955)	(68,268)
Total stockholders’ equity	865,942	785,360

Total liabilities and stockholders’ equity	$1,457,759	$1,308,508

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales:
Vegetation Management	$261,346	$255,003	$517,781	$476,009
Industrial Equipment	179,348	141,211	334,684	282,210
Total net sales	440,694	396,214	852,465	758,219
Cost of sales	322,620	296,497	621,884	571,861
Gross profit	118,074	99,717	230,581	186,358

Selling, general and administrative expenses	59,858	55,009	119,526	108,644
Amortization expense	3,824	3,792	7,639	7,679
Income from operations	54,392	40,916	103,416	70,035

Interest expense	(6,837)	(3,189)	(12,777)	(5,836)
Interest income	357	57	740	129
Other income (expense), net	(1,046)	(134)	(44)	(1,886)
Income before income taxes	46,866	37,650	91,335	62,442
Provision for income taxes	10,492	9,178	21,612	15,500
Net Income	$36,374	$28,472	$69,723	$46,942

Net income per common share:
Basic	$3.05	$2.39	$5.85	$3.95
Diluted	$3.03	$2.39	$5.82	$3.94
Average common shares:
Basic	11,921	11,880	11,910	11,870
Diluted	11,993	11,938	11,977	11,927

Dividends declared	$0.22	$0.18	$0.44	$0.36

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$36,374	$28,472	$69,723	$46,942
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $(241) and $(654), and $(414) and $(904), respectively	7,616	(19,822)	12,162	(18,155)
Recognition of deferred pension and other post-retirement benefits, net of tax (expense) and benefit of $(99) and $59, and $(164) and $314, respectively	283	205	565	411
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $0 and $(371), and $59 and $(738), respectively	—	1,045	(414)	2,897
Other comprehensive income (loss), net of tax	7,899	(18,572)	12,313	(14,847)
Comprehensive income	$44,273	$9,900	$82,036	$32,095

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348
Other comprehensive income	—	—	—	—	36,374	7,899	44,273
Stock-based compensation expense	—	—	1,869	—	—	—	1,869
Stock-based compensation transactions	17	2	72	—	—	—	74
Dividends paid ($0.22 per share)	—	—	—	—	(2,622)	—	(2,622)
Balance at June 30, 2023	11,876	$1,196	$133,598	$(4,566)	$791,669	$(55,955)	$865,942

See accompanying notes.

For six months ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180
Other comprehensive income	—	—	—	—	28,472	(18,572)	9,900
Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Stock-based compensation transactions	15	2	(251)	—	—	—	(249)
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at June 30, 2022	11,826	$1,191	$127,180	$(4,566)	$676,474	$(63,837)	$736,442

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating Activities
Net income	$69,723	$46,942
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	244	315
Depreciation - Property, plant and equipment	11,270	10,648
Depreciation - Rental equipment	4,259	3,765
Amortization of intangibles	7,639	7,679
Amortization of debt issuance	351	334
Stock-based compensation expense	3,568	3,121
Provision for deferred income tax	105	349
Gain on sale of property, plant and equipment	(2,058)	(69)
Changes in operating assets and liabilities:
Accounts receivable	(57,260)	(74,024)
Inventories	(13,273)	(37,185)
Rental equipment	(6,889)	(2,501)
Prepaid expenses and other assets	(415)	(2,992)
Trade accounts payable and accrued liabilities	17,435	2,263
Income taxes payable	4,586	(1,028)
Long-term tax payable	(1,317)	(1,972)
Other assets and long-term liabilities, net	(784)	966
Net cash provided by (used in) operating activities	37,184	(43,389)

Investing Activities
Acquisitions, net of cash acquired	—	(2,000)
Purchase of property, plant and equipment	(18,238)	(14,965)
Proceeds from sale of property, plant and equipment	2,931	181
Net cash used in investing activities	(15,307)	(16,784)

Financing Activities
Borrowings on bank revolving credit facility	117,000	162,000
Repayments on bank revolving credit facility	(64,000)	(53,000)
Principal payments on long-term debt and finance leases	(7,504)	(7,521)
Dividends paid	(5,237)	(4,272)
Proceeds from exercise of stock options	1,204	547
Common stock repurchased	(989)	(712)
Net cash provided by financing activities	40,474	97,042

Effect of exchange rate changes on cash and cash equivalents	2,694	(3,090)
Net change in cash and cash equivalents	65,045	33,779
Cash and cash equivalents at beginning of the year	47,016	42,115
Cash and cash equivalents at end of the period	$112,061	$75,894

Cash paid during the period for:
Interest	$12,140	$5,998
Income taxes	19,891	17,615
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2023

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

At June 30, 2023 the Company had $24.0 million in reserves for sales discounts compared to $19.9 million at December 31, 2022 related to products shipped to our customers under various promotional programs.

3.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Finished goods	$330,952	$312,726
Work in process	28,976	22,273
Raw materials	9,391	17,554
Inventories, net	$369,319	$352,553

Inventory obsolescence reserves were $9.4 million at June 30, 2023 and $13.2 million at December 31, 2022.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $23.7 million and $22.3 million at June 30, 2023 and December 31, 2022, respectively. The Company recognized depreciation expense of $2.2 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively and $4.3 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2023 and December 31, 2022, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2023:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	1,223	364	1,587
Balance at June 30, 2023	$128,785	$68,660	$197,445

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2023	December 31, 2022
Definite:
Trade names and trademarks	15-25 years	$69,148	$68,797
Customer and dealer relationships	8-15 years	129,815	129,338
Patents and drawings	3-12 years	28,517	28,437
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		231,680	230,772
Less accumulated amortization		(72,804)	(64,931)
Total net		158,876	165,841
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$164,376	$171,341

The Company recognized amortization expense of $3.8 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and $7.6 million and $7.7 million for the six months ended June 30, 2023 and 2022, respectively.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2	$6	$5	$19
Interest on lease liabilities	—	—	—	1
Operating lease cost	1,482	1,434	2,940	2,931
Short-term lease cost	305	334	629	633
Variable lease cost	75	103	151	212
Total lease cost	$1,864	$1,877	$3,725	$3,796

Rent expense for the three and six months ended June 30, 2023 and 2022 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2023		December 31, 2022
2023	$2,833	*	$5,177
2024	4,666		4,099
2025	3,858		3,294
2026	2,962		2,728
2027	1,886		1,780
Thereafter	1,748		1,743
Total minimum lease payments	$17,953		$18,821
Less imputed interest	(1,245)		(1,287)
Total operating lease liabilities	$16,708		$17,534
*Period ended June 30, 2023 represents the remaining six months of 2023.
Future Lease Commencements

As of June 30, 2023, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $3.4 million. These operating leases will commence in fiscal year 2023 with lease terms of 2 to 3 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2023	December 31, 2022
Other non-current assets	$16,414	$17,249

Accrued liabilities	4,776	4,685
Other long-term liabilities	11,932	12,849
Total operating lease liabilities	$16,708	$17,534

Weighted Average Remaining Lease Term	4.29 years	4.66 years
Weighted Average Discount Rate	3.73%	3.30%

Supplemental Cash Flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,639	$2,651

8. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Current Maturities:
Finance lease obligations	$8	$9
Term debt	15,000	15,000
	15,008	15,009
Long-term debt:
Finance lease obligations	11	15
Term debt, net	227,565	234,928
Bank revolving credit facility	105,000	52,000
Total Long-term debt	332,576	286,943
Total debt	$347,584	$301,952

As of June 30, 2023, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $292.2 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Dividends declared	$0.22	$0.18	$0.44	$0.36
Dividends paid	$0.22	$0.18	$0.44	$0.36

On July 3, 2023, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.22 per share, which was paid on August 1, 2023, to shareholders of record at the close of business on July 18, 2023.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2023	2022	2023	2022
Net Income	$36,374	$28,472	$69,723	$46,942
Average Common Shares:
Basic (weighted-average outstanding shares)	11,921	11,880	11,910	11,870
Dilutive potential common shares from stock options	72	58	67	57
Diluted (weighted-average outstanding shares)	11,993	11,938	11,977	11,927

Basic earnings per share	$3.05	$2.39	$5.85	$3.95
Diluted earnings per share	$3.03	$2.39	$5.82	$3.94

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Wholegoods	$353,670	$313,884	$683,438	$594,827
Parts	72,959	70,825	142,333	138,797
Other	14,065	11,505	26,694	24,595
Consolidated	$440,694	$396,214	$852,465	$758,219

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Sales
United States	$312,314	$283,102	$603,893	$538,289
Canada	37,464	23,276	64,329	43,729
France	25,163	23,671	49,365	46,717
United Kingdom	20,385	17,395	41,989	35,069
Brazil	12,519	14,109	24,032	27,203
Netherlands	9,091	3,862	18,883	7,342
Australia	7,768	5,785	15,550	12,941
Germany	3,103	1,427	5,572	1,758
Other	12,887	23,587	28,852	45,171
Consolidated	$440,694	$396,214	$852,465	$758,219

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Vegetation Management	$261,346	$255,003	$517,781	$476,009
Industrial Equipment	179,348	141,211	334,684	282,210
Consolidated	$440,694	$396,214	$852,465	$758,219

Income from Operations
Vegetation Management	$35,561	$32,796	$72,069	$51,130
Industrial Equipment	18,831	8,120	31,347	18,905
Consolidated	$54,392	$40,916	$103,416	$70,035

(in thousands)	June 30, 2023	December 31, 2022
Goodwill
Vegetation Management	$128,785	$127,562
Industrial Equipment	68,660	68,296
Consolidated	$197,445	$195,858

Total Identifiable Assets
Vegetation Management	$973,555	$866,974
Industrial Equipment	484,204	441,534
Consolidated	$1,457,759	$1,308,508

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(60,883)	$(3,028)	$57	$(63,854)	$(40,730)	$(4,811)	$276	$(45,265)
Other comprehensive income (loss) before reclassifications	7,616	—	—	7,616	(19,822)	—	1,380	(18,442)
Amounts reclassified from accumulated other comprehensive loss	—	283	—	283	—	205	(335)	(130)
Other comprehensive income (loss)	7,616	283	—	7,899	(19,822)	205	1,045	(18,572)
Balance as of end of period	$(53,267)	$(2,745)	$57	$(55,955)	$(60,552)	$(4,606)	$1,321	$(63,837)

	Six Months Ended June 30,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(65,429)	$(3,310)	$471	$(68,268)	$(42,397)	$(5,017)	$(1,576)	$(48,990)
Other comprehensive income (loss) before reclassifications	12,162	—	(940)	11,222	(18,155)	—	3,876	(14,279)
Amounts reclassified from accumulated other comprehensive loss	—	565	526	1,091	—	411	(979)	(568)
Other comprehensive income (loss)	12,162	565	(414)	12,313	(18,155)	411	2,897	(14,847)
Balance as of end of period	$(53,267)	$(2,745)	$57	$(55,955)	$(60,552)	$(4,606)	$1,321	$(63,837)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vegetation Management	59.3%	64.4%	60.7%	62.8%
Industrial Equipment	40.7%	35.6%	39.3%	37.2%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	26.8%	25.2%	27.0%	24.6%
Income from operations	12.3%	10.3%	12.1%	9.2%
Income before income taxes	10.6%	9.5%	10.7%	8.2%
Net income	8.3%	7.2%	8.2%	6.2%

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

We experienced continued strong demand for our products during the first six months of 2023 as was reflected in our top line growth. Margins improved due to price discipline over the past year, better manufacturing flows and improved capacity utilization. We also experienced more consistent deliveries of purchased products as our supply chain performance improved, which led to enhanced manufacturing efficiencies and margin expansion.

For the first six months of 2023, the Company's net sales increased by 12%, and net income increased by 49% compared to the same period in 2022. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year, positive pricing actions, and ongoing cost and expense discipline and a moderately improving supply chain. The year-over-year improvement in both net sales and net income was somewhat constrained by ongoing challenges in certain parts of our supply chain and tightness in the availability of skilled labor.

The Company's Vegetation Management Division experienced a 9% increase in sales for the first six months of 2023 compared to the first six months of 2022 that was driven by strong shipments of forestry, tree care and governmental mowing products in both North America and Europe. The Division's backlog remained strong but incoming orders, specifically in the forestry and North American agricultural mowing, softened. The Division's income from operations for the first six months of 2023 was up 41% versus the same period in 2022, due to increased demand, higher pricing and improving supply chain conditions, but offset by labor constraints and negative currency effects.

The Company's Industrial Equipment Division sales increased in the first six months of 2023 by 19% as compared to the first six months of 2022. Industrial Equipment sales were strong in all product lines with vacuum trucks, sweeper and debris collector and snow removal products increasing the most. The Division's income from operations for the first six months of 2023 was up 66% versus the same period in 2022, due to increased demand, higher pricing and some improvement in supply chain conditions. Negatively impacting this Division were supply chain disruptions, labor shortages and, to a lesser extent, negative currency effects.

Consolidated income from operations was $103.4 million in the first six months of 2023 compared to $70.0 million in the first six months of 2022, an increase of 48%. The Company's backlog of $891.2 million at the end of the first six months of 2023 was down slightly versus a backlog of $894.0 million at the end of the first six months of 2022.

While the supply chain issues we experienced over the last several quarters appear to be improving, we remain affected by inflationary impacts, negative currency exchange rates, and labor constraints. In addition, the Company may also be negatively affected by several other factors such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the ongoing war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

Results of Operations

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Net sales for the second quarter of 2023 were $440.7 million, an increase of $44.5 million or 11% compared to $396.2 million for the second quarter of 2022. Net sales during the second quarter of 2023 improved due to strong customer demand and higher shipments of our products versus the second quarter of 2022, as well as positive pricing actions. Negatively affecting the second quarter of 2023 were ongoing disruptions in certain areas of our supply chain, although the supply chain moderately improved compared to previous quarters. Ongoing labor constraints and, to a lesser extent, negative currency translation effects also had an unfavorable impact on the quarterly results.

Net Vegetation Management sales increased by $6.3 million or 2% to $261.3 million for the second quarter of 2023 compared to $255.0 million during the same period in 2022. The increase was due to strong performance in forestry and tree care and governmental mowing equipment in both North America and Europe. Labor shortages and, to a lesser extent, supply chain issues, had an overall negative affect during the second quarter of 2023.

Net Industrial Equipment sales were $179.3 million in the second quarter of 2023 compared to $141.2 million for the same period in 2022, an increase of $38.1 million or 27%. The increase was mainly due to solid results in all product lines, particularly vacuum trucks, sweeper, debris collector and snow removal. This Division continued to be negatively impacted by supply chain disruptions, although improved from last quarter, continued labor shortages and, to a lesser extent, currency translation effects.

Gross profit for the second quarter of 2023 was $118.1 million (27% of net sales) compared to $99.7 million (25% of net sales) during the same period in 2022, an increase of $18.4 million. The increase in gross profit during the second quarter of 2023 compared to the second quarter of 2022 was primarily attributable to higher sales volume and positive pricing actions. Profitability in the quarter increased as supply chain conditions generally improved which led to higher efficiencies and better capacity utilization. This resulted in higher gross margins compared to the second quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $59.9 million (14% of net sales) during the second quarter of 2023 compared to $55.0 million (14% of net sales) during the same period of 2022, an increase of $4.9 million. The increase in SG&A expense in the second quarter of 2023 compared to the second quarter of 2022 was attributable to higher marketing expenses related to sales promotions and commissions. Amortization expense in the second quarter of 2023 was $3.8 million compared to $3.8 million in the same period in 2022.

Interest expense was $6.8 million for the second quarter of 2023 compared to $3.2 million during the same period in 2022. The increase in interest expense in the second quarter of 2023 was mainly due to higher interest rates compared to the second quarter of 2022.

Other income (expense), net was $1.0 million of expense for the second quarter of 2023 compared to $0.1 million of expense during the same period in 2022. The expense in the second quarter of 2023 was from changes in currency exchange rates.

Provision for income taxes was $10.5 million (22% of income before income tax) in the second quarter of 2023 compared to $9.2 million (24% of income before income tax) during the same period in 2022. The decrease in the tax rate for the second quarter of 2023 was a result of tax benefits associated with additional research and development credits of approximately $0.9 million.

The Company’s net income after tax was $36.4 million or $3.03 per share on a diluted basis for the second quarter of 2023 compared to $28.5 million or $2.39 per share on a diluted basis for the second quarter of 2022.  The increase of $7.9 million resulted from the factors described above.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Net sales for the first six months of 2023 were $852.5 million, an increase of $94.3 million or 12% compared to $758.2 million for the first six months of 2022. The increase in net sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions and improved pricing. Negatively affecting the first six months of 2023 were ongoing disruptions in certain areas of our supply chain, although our supply chain moderately improved compared to previous quarters. Ongoing skilled labor shortages and negative currency translation effects also negatively impacted the first six months results of 2023.

Net Vegetation Management sales increased during the first six months by $41.8 million or 9% to $517.8 million for 2023 compared to $476.0 million during the same period in 2022. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Labor shortages had an overall negative affect during the first six months of 2023. Currency translation effects also negatively impacted net sales in this division during the first half of 2023.

Net Industrial Equipment sales were $334.7 million during the first six months of 2023 compared to $282.2 million for the same period in 2022, an increase of $52.5 million or 19%. The increase in sales for the first six months of 2023 compared to the first six months of 2022 was mainly due to the continued solid results in vacuum trucks, sweeper, debris collector and snow removal, with modest support from excavators. Net sales in the first six months of 2023 were negatively affected by supply chain disruptions, although it improved from last few quarters, continued labor shortages and currency translation effects.

Gross profit for the first six months of 2023 was $230.6 million (27% of net sales) compared to $186.4 million (25% of net sales) during the same period in 2022, an increase of $44.2 million. The increase in gross profit was mainly attributable to higher sales volume and positive pricing actions. Profitability in the first six months of 2023 increased as supply chain conditions generally improved which led to higher efficiencies and better capacity utilization. This also led to a higher gross margin percentage in the first six months of 2023 compared to the first six months of 2022.

SG&A expenses were $119.5 million (14% of net sales) during the first six months of 2023 compared to $108.6 million (14% of net sales) during the same period of 2022, an increase of $10.9 million. The increase in SG&A expense in the first six months of 2023 compared to the first six months of 2022 was a result of higher marketing expenses related to commissions and sales promotions. Amortization expense in the first six months of 2023 was $7.6 million compared to $7.7 million in the same period in 2022, a decrease of $0.1 million.

Interest expense was $12.8 million for the first six months of 2023 compared to $5.8 million during the same period in 2022, an increase of $7.0 million. The increase in interest expense in the first six months of 2023 was mainly due to higher interest rates compared to the six months of 2022.

Other income (expense), net was less than one hundred thousand dollars of expense during the first six months of 2023 compared to $1.9 million of expense in the first six months of 2022. The expense in 2023 was a result from a gain of approximately $1.7 million related to a sale of a manufacturing facility offset from changes in currency exchange rates. The expense in 2022 is primarily from an excise tax audit and to a lesser extent, changes in exchange rates.

Provision for income taxes was $21.6 million (24% of income before income taxes) in the first six months of 2023 compared to $15.5 million (25% of income before income taxes) during the same period in 2022.

The Company's net income after tax was $69.7 million or $5.82 per share on a diluted basis for the first six months of 2023 compared to $46.9 million or $3.94 per share on a diluted basis for the first six months of 2022. The increase of $22.8 million resulted from the factors described above.

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

As of June 30, 2023, the Company had working capital of $657.1 million which represents an increase of $120.4 million from working capital of $536.7 million at December 31, 2022. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable and, to a lesser extent, an increase in inventory to support the Company's high backlog levels.

Capital expenditures were $18.2 million for the first six months of 2023, compared to $15.0 million during the first six months of 2022. The Company expects to approve a normalized capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2023. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $15.3 million during the first six months of 2023 compared to $16.8 million during the first six months of 2022.
Net cash provided by financing activities was $40.5 million and $97.0 million during the six month periods ended June 30, 2023 and June 30, 2022, respectively. Lower net cash provided by financing activities for the first six months of 2023 relates to reduced net borrowings on the Company's credit facility.

The Company had $110.4 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2023. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in five years. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of June 30, 2023, $348.8 million was outstanding under the 2022 Credit Agreement, $243.8 million on the Term Facility and $105.0 million on the Revolver Facility. On June 30, 2023, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $292.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2023.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $7.6 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6.4 million for the six month period ended June 30, 2023.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2023 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.7 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In January 2020, the Company entered into an interest rate swap agreement with three of its total lenders that hedge future cash flows related to its outstanding debt obligations, which expired in January 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (Principal Financial Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1-30, 2023	—	—	—	$25,861,222
May 1-31, 2023	—	—	—	$25,861,222
June 1-30, 2023	—	—	—	$25,861,222
(a) On December 13, 2018, the Board authorized a stock repurchase program of up to $30.0 million of the Company's common stock. The program has a term of five (5) years, terminating on December 12, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) Reports on Form 8-K

None.

(b) Other Information

None.

(c) During the period covered by this report, none of the Company’s directors or executive officers has adopted     or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Executive Change in Control Agreement by and between Alamo Group Inc. and Dan Malone	Filed Herewith
10.2	—	Executive Change in Control Agreement by and between Alamo Group Inc. and Edward Rizzuti	Filed Herewith
10.3	—	Executive Change in Control Agreement by and between Alamo Group Inc. and Richard Wehrle	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2023	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)