Form 10-Q
period 2023-09-30
ALAMO GROUP INC
filed 2023-11-02
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

At October 27, 2023, 12,011,781 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2023 and December 31, 2022

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2023 and September 30, 2022

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2023 and September 30, 2022

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2023 and September 30, 2022

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2023 and September 30, 2022

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$113,534	$47,016
Accounts receivable, net	378,107	317,581
Inventories, net	371,748	352,553
Prepaid expenses and other current assets	9,226	9,144
Income tax receivable	750	916
Total current assets	873,365	727,210

Rental equipment, net	38,431	33,723

Property, plant and equipment	357,234	335,078
Less: Accumulated depreciation	(192,715)	(180,071)
Total property, plant and equipment, net	164,519	155,007

Goodwill	195,863	195,858
Intangible assets, net	159,884	171,341
Deferred income taxes	904	969
Other non-current assets	22,548	24,400

Total assets	$1,455,514	$1,308,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$110,944	$97,537
Income taxes payable	13,695	6,592
Accrued liabilities	79,682	71,368
Current maturities of long-term debt and finance lease obligations	15,008	15,009
Total current liabilities	219,329	190,506

Long-term debt and finance lease obligations, net of current maturities	308,892	286,943
Long-term tax liability	2,634	3,781
Other long-term liabilities	22,171	23,668
Deferred income taxes	14,754	18,250

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,962,295 and 11,913,890 outstanding at September 30, 2023 and December 31, 2022, respectively	1,196	1,191
Additional paid-in-capital	135,571	129,820
Treasury stock, at cost; 82,600 shares at September 30, 2023 and December 31, 2022, respectively	(4,566)	(4,566)
Retained earnings	823,960	727,183
Accumulated other comprehensive loss	(68,427)	(68,268)
Total stockholders’ equity	887,734	785,360

Total liabilities and stockholders’ equity	$1,455,514	$1,308,508

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales:
Vegetation Management	$246,902	$228,511	$764,683	$704,520
Industrial Equipment	172,742	140,282	507,426	422,492
Total net sales	419,644	368,793	1,272,109	1,127,012
Cost of sales	305,501	276,428	927,385	848,289
Gross profit	114,143	92,365	344,724	278,723

Selling, general and administrative expenses	60,564	52,723	180,090	161,367
Amortization expense	3,826	3,802	11,465	11,481
Income from operations	49,753	35,840	153,169	105,875

Interest expense	(6,729)	(3,734)	(19,506)	(9,570)
Interest income	385	93	1,125	222
Other income (expense), net	138	1,413	94	(473)
Income before income taxes	43,547	33,612	134,882	96,054
Provision for income taxes	8,632	7,791	30,244	23,291
Net Income	$34,915	$25,821	$104,638	$72,763

Net income per common share:
Basic	$2.93	$2.18	$8.78	$6.13
Diluted	$2.91	$2.16	$8.73	$6.10
Average common shares:
Basic	11,928	11,883	11,916	11,875
Diluted	11,996	11,941	11,983	11,932

Dividends declared	$0.22	$0.18	$0.66	$0.54

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$34,915	$25,821	$104,638	$72,763
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $62 and $(781), and $(352) and $(1,685), respectively	(12,718)	(24,921)	(556)	(43,076)
Recognition of deferred pension and other post-retirement benefits, net of tax (expense) and benefit of $(83) and $61, and $(247) and $375, respectively	282	206	847	617
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $7 and $(7), and $66 and $(745), respectively	(36)	22	(450)	2,919
Other comprehensive loss	(12,472)	(24,693)	(159)	(39,540)
Comprehensive income	$22,443	$1,128	$104,479	$33,223

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348
Other comprehensive income	—	—	—	—	36,374	7,899	44,273
Stock-based compensation expense	—	—	1,869	—	—	—	1,869
Stock-based compensation transactions	17	2	72	—	—	—	74
Dividends paid ($0.22 per share)	—	—	—	—	(2,622)	—	(2,622)
Balance at June 30, 2023	11,876	$1,196	$133,598	$(4,566)	$791,669	$(55,955)	$865,942
Other comprehensive income	—	—	—	—	34,915	(12,472)	22,443
Stock-based compensation expense	—	—	1,805	—	—	—	1,805
Stock-based compensation transactions	4	—	168	—	—	—	168
Dividends paid ($0.22 per share)	—	—	—	—	(2,624)	—	(2,624)
Balance at September 30, 2023	11,880	$1,196	$135,571	$(4,566)	$823,960	$(68,427)	$887,734

See accompanying notes.

For nine months ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	18,470	3,725	22,195
Stock-based compensation expense	—	—	1,371	—	—	—	1,371
Stock-based compensation transactions	20	2	82	—	—	—	84
Dividends paid ($0.18 per share)	—	—	—	—	(2,133)	—	(2,133)
Balance at March 31, 2022	11,811	$1,189	$125,681	$(4,566)	$650,141	$(45,265)	$727,180
Other comprehensive income	—	—	—	—	28,472	(18,572)	9,900
Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Stock-based compensation transactions	15	2	(251)	—	—	—	(249)
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at June 30, 2022	11,826	$1,191	$127,180	$(4,566)	$676,474	$(63,837)	$736,442
Other comprehensive income	—	—	—	—	25,821	(24,693)	1,128
Stock-based compensation expense	—	—	1,508	—	—	—	1,508
Stock-based compensation transactions	1	—	92	—	—	—	92
Dividends paid ($0.18 per share)	—	—	—	—	(2,139)	—	(2,139)
Balance at September 30, 2022	11,827	$1,191	$128,780	$(4,566)	$700,156	$(88,530)	$737,031

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating Activities
Net income	$104,638	$72,763
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	367	319
Depreciation - Property, plant and equipment	17,204	16,307
Depreciation - Rental equipment	6,470	5,665
Amortization of intangibles	11,465	11,481
Amortization of debt issuance	527	500
Stock-based compensation expense	5,373	4,629
Provision for deferred income tax	(3,971)	(4,029)
Gain on sale of property, plant and equipment	(2,204)	(156)
Changes in operating assets and liabilities:
Accounts receivable	(60,885)	(74,884)
Inventories	(19,220)	(54,122)
Rental equipment	(11,176)	(6,416)
Prepaid expenses and other assets	1,535	(802)
Trade accounts payable and accrued liabilities	21,784	5,696
Income taxes payable	7,365	910
Long-term tax payable	(1,147)	(635)
Other assets and long-term liabilities, net	(1,094)	1,595
Net cash provided by (used in) operating activities	77,031	(21,179)

Investing Activities
Acquisitions, net of cash acquired	—	(2,000)
Purchase of property, plant and equipment	(27,051)	(23,499)
Proceeds from sale of property, plant and equipment	3,094	527
Net cash used in investing activities	(23,957)	(24,972)

Financing Activities
Borrowings on bank revolving credit facility	134,000	190,000
Repayments on bank revolving credit facility	(101,000)	(85,000)
Principal payments on long-term debt and finance leases	(11,256)	(11,277)
Dividends paid	(7,861)	(6,411)
Proceeds from exercise of stock options	1,417	639
Common stock repurchased	(1,034)	(712)
Net cash provided by financing activities	14,266	87,239

Effect of exchange rate changes on cash and cash equivalents	(822)	(7,895)
Net change in cash and cash equivalents	66,518	33,193
Cash and cash equivalents at beginning of the year	47,016	42,115
Cash and cash equivalents at end of the period	$113,534	$75,308

Cash paid during the period for:
Interest	$18,729	$9,742
Income taxes	29,712	27,162
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2023

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

At September 30, 2023 the Company had $23.4 million in reserves for sales discounts compared to $19.9 million at December 31, 2022 related to products shipped to our customers under various promotional programs.

3.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Finished goods	$333,318	$312,726
Work in process	29,844	22,273
Raw materials	8,586	17,554
Inventories, net	$371,748	$352,553

Inventory obsolescence reserves were $8.3 million at September 30, 2023 and $13.2 million at December 31, 2022.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $24.3 million and $22.3 million at September 30, 2023 and December 31, 2022, respectively. The Company recognized depreciation expense of $2.2 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively and $6.5 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2023 and December 31, 2022, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2023:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	122	(117)	5
Balance at September 30, 2023	$127,684	$68,179	$195,863

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2023	December 31, 2022
Definite:
Trade names and trademarks	15-25 years	$68,753	$68,797
Customer and dealer relationships	8-15 years	129,395	129,338
Patents and drawings	3-12 years	28,394	28,437
Favorable leasehold interests	7 years	4,200	4,200
Total at cost		230,742	230,772
Less accumulated amortization		(76,358)	(64,931)
Total net		154,384	165,841
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$159,884	$171,341

The Company recognized amortization expense of $3.8 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $11.5 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2	$6	$7	$25
Interest on lease liabilities	1	—	1	1
Operating lease cost	1,513	1,414	4,453	4,345
Short-term lease cost	306	320	935	953
Variable lease cost	69	56	220	268
Total lease cost	$1,891	$1,796	$5,616	$5,592

Rent expense for the three and nine months ended September 30, 2023 and 2022 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2023		December 31, 2022
2023	$1,432	*	$5,177
2024	5,115		4,099
2025	4,094		3,294
2026	2,941		2,728
2027	1,882		1,780
Thereafter	1,747		1,743
Total minimum lease payments	$17,211		$18,821
Less imputed interest	(1,140)		(1,287)
Total operating lease liabilities	$16,071		$17,534
*Period ended September 30, 2023 represents the remaining three months of 2023.
Future Lease Commencements

As of September 30, 2023, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $4.1 million. These operating leases will commence in fiscal year 2024 with lease terms of 2 to 3 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2023	December 31, 2022
Other non-current assets	$15,768	$17,249

Accrued liabilities	4,877	4,685
Other long-term liabilities	11,194	12,849
Total operating lease liabilities	$16,071	$17,534

Weighted Average Remaining Lease Term	4.03 years	4.66 years
Weighted Average Discount Rate	3.85%	3.30%

Supplemental Cash Flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,994	$3,971

8. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Current Maturities:
Finance lease obligations	$8	$9
Term debt	15,000	15,000
	15,008	15,009
Long-term debt:
Finance lease obligations	9	15
Term debt, net	223,883	234,928
Bank revolving credit facility	85,000	52,000
Total Long-term debt	308,892	286,943
Total debt	$323,900	$301,952

As of September 30, 2023, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $312.6 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Dividends declared	$0.22	$0.18	$0.66	$0.54
Dividends paid	$0.22	$0.18	$0.66	$0.54

On October 2, 2023, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.22 per share, which was paid on October 31, 2023, to shareholders of record at the close of business on October 16, 2023.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2023	2022	2023	2022
Net Income	$34,915	$25,821	$104,638	$72,763
Average Common Shares:
Basic (weighted-average outstanding shares)	11,928	11,883	11,916	11,875
Dilutive potential common shares from stock options	68	58	67	57
Diluted (weighted-average outstanding shares)	11,996	11,941	11,983	11,932

Basic earnings per share	$2.93	$2.18	$8.78	$6.13
Diluted earnings per share	$2.91	$2.16	$8.73	$6.10

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Wholegoods	$326,843	$282,619	$1,010,281	$877,446
Parts	78,739	76,047	221,071	214,844
Other	14,062	10,127	40,757	34,722
Consolidated	$419,644	$368,793	$1,272,109	$1,127,012

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales
United States	$295,021	$264,915	$898,914	$803,204
Canada	37,720	24,753	102,049	68,482
France	20,959	18,369	70,324	65,086
United Kingdom	19,277	17,613	61,266	52,682
Brazil	13,322	9,688	37,354	36,891
Netherlands	7,720	8,570	26,603	15,912
Australia	6,332	7,513	21,882	20,454
Germany	3,754	2,757	9,326	4,515
Other	15,539	14,615	44,391	59,786
Consolidated	$419,644	$368,793	$1,272,109	$1,127,012

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Vegetation Management	$246,902	$228,511	$764,683	$704,520
Industrial Equipment	172,742	140,282	507,426	422,492
Consolidated	$419,644	$368,793	$1,272,109	$1,127,012

Income from Operations
Vegetation Management	$30,251	$27,130	$102,320	$78,261
Industrial Equipment	19,502	8,710	50,849	27,614
Consolidated	$49,753	$35,840	$153,169	$105,875

(in thousands)	September 30, 2023	December 31, 2022
Goodwill
Vegetation Management	$127,684	$127,562
Industrial Equipment	68,179	68,296
Consolidated	$195,863	$195,858

Total Identifiable Assets
Vegetation Management	$941,288	$866,974
Industrial Equipment	514,226	441,534
Consolidated	$1,455,514	$1,308,508

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(53,267)	$(2,745)	$57	$(55,955)	$(60,552)	$(4,606)	$1,321	$(63,837)
Other comprehensive income (loss) before reclassifications	(12,718)	—	(97)	(12,815)	(24,921)	—	(373)	(25,294)
Amounts reclassified from accumulated other comprehensive (income) loss	—	282	61	343	—	206	395	601
Other comprehensive income (loss)	(12,718)	282	(36)	(12,472)	(24,921)	206	22	(24,693)
Balance as of end of period	$(65,985)	$(2,463)	$21	$(68,427)	$(85,473)	$(4,400)	$1,343	$(88,530)

	Nine Months Ended September 30,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(65,429)	$(3,310)	$471	$(68,268)	$(42,397)	$(5,017)	$(1,576)	$(48,990)
Other comprehensive income (loss) before reclassifications	(556)	—	(1,037)	(1,593)	(43,076)	—	3,503	(39,573)
Amounts reclassified from accumulated other comprehensive (income) loss	—	847	587	1,434	—	617	(584)	33
Other comprehensive income (loss)	(556)	847	(450)	(159)	(43,076)	617	2,919	(39,540)
Balance as of end of period	$(65,985)	$(2,463)	$21	$(68,427)	$(85,473)	$(4,400)	$1,343	$(88,530)

13.  Subsequent Events

On October 10, 2023, the Company announced that it acquired 100% of the outstanding equity capital of Royal Truck & Equipment, Inc. ("Royal Truck"). Royal Truck is a leading manufacturer of truck mounted highway attenuator trucks and other specialty trucks and equipment for the highway infrastructure and traffic control market. Royal Truck represents the Company's entry into the highway safety equipment market, a new platform for future opportunities. The purchase price was approximately $28 million subject to post closing adjustments. The Company will include the operating results of Royal Truck in its consolidated financial statements as of December 31, 2023, these results are expected to be immaterial.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vegetation Management	58.8%	62.0%	60.1%	62.5%
Industrial Equipment	41.2%	38.0%	39.9%	37.5%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit	27.2%	25.0%	27.1%	24.7%
Income from operations	11.9%	9.7%	12.0%	9.4%
Income before income taxes	10.4%	9.1%	10.6%	8.5%
Net income	8.3%	7.0%	8.2%	6.5%

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

We experienced continued strong demand for our products during the first nine months of 2023 as was reflected in our top line growth. Margins improved due to price discipline over the past year, better manufacturing flows and improved capacity utilization. We also experienced more consistent deliveries of purchased products as our supply chain performance improved, which led to enhanced manufacturing efficiencies and margin expansion.

For the first nine months of 2023, the Company's net sales increased by 13%, and net income increased by 44% compared to the same period in 2022. The increase in both net sales and net income was primarily due to continued strong customer demand for our products compared to the prior year, positive pricing actions, and ongoing cost and expense discipline and a moderately improving supply chain. The year-over-year improvement in both net sales and net income was somewhat constrained by ongoing challenges in certain parts of our supply chain and tightness in the availability of skilled labor.

The Company's Vegetation Management Division experienced a 9% increase in sales for the first nine months of 2023 compared to the first nine months of 2022 that was driven by strong shipments of forestry, tree care and governmental mowing products in both North America and Europe. The Division's backlog remained strong but incoming orders, specifically in the forestry and North American agricultural mowing, softened. The Division's income from operations for the first nine months of 2023 was up 31% versus the same period in 2022, due to increased demand, higher pricing and improving supply chain conditions, but offset by labor constraints and negative currency effects.

The Company's Industrial Equipment Division sales increased in the first nine months of 2023 by 20% as compared to the first nine months of 2022. Industrial Equipment sales were strong in all product lines with vacuum trucks, sweeper and debris collector and snow removal products increasing the most. The Division's income from operations for the first nine months of 2023 was up 84% versus the same period in 2022, due to increased demand, higher pricing and some improvement in supply chain conditions. Negatively impacting this Division were supply chain disruptions, labor shortages and, to a lesser extent, negative currency effects.

Consolidated income from operations was $153.2 million in the first nine months of 2023 compared to $105.9 million in the first nine months of 2022, an increase of 45%. The Company's backlog of $890.9 million at the end of the first nine months of 2023 was down slightly versus a backlog of $908.9 million at the end of the first nine months of 2022.

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

Results of Operations

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Net sales for the third quarter of 2023 were $419.6 million, an increase of $50.8 million or 14% compared to $368.8 million for the third quarter of 2022. Net sales during the third quarter of 2023 improved due to strong customer demand resulting in higher shipments of our products versus the third quarter of 2022, as well as positive pricing actions. Also contributing to our sales were currency translation effects which had a favorable impact on the quarterly results. Negatively affecting the third quarter of 2023 were ongoing labor constraints and disruptions in certain areas of our supply chain, although the supply chain moderately improved compared to previous quarters.

Net Vegetation Management sales increased by $18.4 million or 8% to $246.9 million for the third quarter of 2023 compared to $228.5 million during the same period in 2022. The increase was due to strong performance in governmental and agricultural mowing equipment in North America, Europe, and

South America. Labor shortages and, to a lesser extent, supply chain issues, had an overall negative affect during the third quarter of 2023.

Net Industrial Equipment sales were $172.7 million in the third quarter of 2023 compared to $140.3 million for the same period in 2022, an increase of $32.4 million or 23%. The increase was mainly due to solid results in all product lines, particularly vacuum trucks, sweeper, debris collectors and snow removal. This Division continued to be negatively impacted by supply chain disruptions, although improved from last quarter, and continued labor shortages.

Gross profit for the third quarter of 2023 was $114.1 million (27% of net sales) compared to $92.4 million (25% of net sales) during the same period in 2022, an increase of $21.7 million. The increase in gross profit during the third quarter of 2023 compared to the third quarter of 2022 was primarily attributable to higher sales volume and positive pricing actions. Profitability in the quarter increased as supply chain conditions generally improved which led to higher efficiencies and better capacity utilization. This resulted in higher gross margins compared to the third quarter of 2022.

Selling, general and administrative expenses (“SG&A”) were $60.6 million (14% of net sales) during the third quarter of 2023 compared to $52.7 million (14% of net sales) during the same period of 2022, an increase of $7.9 million. The increase in SG&A expense in the third quarter of 2023 compared to the third quarter of 2022 was attributable to higher marketing expenses related to sales promotions and commissions. Amortization expense in the third quarter of 2023 was $3.8 million compared to $3.8 million in the same period in 2022.

Interest expense was $6.7 million for the third quarter of 2023 compared to $3.7 million during the same period in 2022. The increase in interest expense in the third quarter of 2023 was mainly due to higher interest rates compared to the third quarter of 2022.

Other income (expense), net was $0.1 million of income for the third quarter of 2023 compared to $1.4 million of income during the same period in 2022. The income in the third quarter of 2022 was from changes in currency exchange rates.

Provision for income taxes was $8.6 million (20% of income before income tax) in the third quarter of 2023 compared to $7.8 million (23% of income before income tax) during the same period in 2022. The decrease in the tax rate for the third quarter of 2023 was a result of a return to provision adjustment largely driven by higher research and development and foreign tax credits.

The Company’s net income after tax was $34.9 million or $2.91 per share on a diluted basis for the third quarter of 2023 compared to $25.8 million or $2.16 per share on a diluted basis for the third quarter of 2022.  The increase of $9.1 million resulted from the factors described above.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Net sales for the first nine months of 2023 were $1,272.1 million, an increase of $145.1 million or 13% compared to $1,127.0 million for the first nine months of 2022. The increase in net sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions and improved pricing. Negatively affecting the first nine months of 2023 were ongoing disruptions in certain areas of our supply chain, although our supply chain moderately improved compared to previous quarters. Ongoing skilled labor shortages and negative currency translation effects also negatively impacted the first nine months results of 2023.

Net Vegetation Management sales increased during the first nine months by $60.2 million or 9% to $764.7 million for 2023 compared to $704.5 million during the same period in 2022. The increase was due to strong performance in all product lines particularly agricultural, forestry and tree care and governmental mowing equipment in both North America and Europe. Labor shortages and to a lesser extent currency translation effects negatively impacted net sales in this division during the first nine months of 2023.

Net Industrial Equipment sales were $507.4 million during the first nine months of 2023 compared to $422.5 million for the same period in 2022, an increase of $84.9 million or 20%. The increase in sales for the first nine months of 2023 compared to the first nine months of 2022 was mainly due to the continued

solid results in vacuum trucks, sweeper, debris collectors and snow removal, with modest support from excavators. Net sales in the first nine months of 2023 were negatively affected by supply chain disruptions, although it improved from last few quarters, continued labor shortages and currency translation effects.

Gross profit for the first nine months of 2023 was $344.7 million (27% of net sales) compared to $278.7 million (25% of net sales) during the same period in 2022, an increase of $66.0 million. The increase in gross profit was mainly attributable to higher sales volume and positive pricing actions. Profitability in the first nine months of 2023 increased as supply chain conditions generally improved which led to higher efficiencies and better capacity utilization. This also led to a significantly higher gross margin percentage in the first nine months of 2023 compared to the first nine months of 2022.

SG&A expenses were $180.1 million (14% of net sales) during the first nine months of 2023 compared to $161.4 million (14% of net sales) during the same period of 2022, an increase of $18.7 million. The increase in SG&A expense in the first nine months of 2023 compared to the first nine months of 2022 was a result of higher marketing expenses related to commissions and sales promotions. Amortization expense in the first nine months of 2023 was $11.5 million compared to $11.5 million in the same period in 2022. a decrease of $0.0 million.

Interest expense was $19.5 million for the first nine months of 2023 compared to $9.6 million during the same period in 2022, an increase of $9.9 million. The increase in interest expense in the first nine months of 2023 was mainly due to higher interest rates compared to the first nine months of 2022.

Other income (expense), net was less than $0.1 million of income during the first nine months of 2023 compared to $0.5 million of expense in the first nine months of 2022. The income in 2023 was a result from a gain of approximately $1.7 million related to a sale of a manufacturing facility offset by changes in currency exchange rates. The expense in 2022 is primarily from an excise tax audit and to a lesser extent, changes in exchange rates.

Provision for income taxes was $30.2 million (22% of income before income taxes) in the first nine months of 2023 compared to $23.3 million (24% of income before income taxes) during the same period in 2022. The decrease in the tax rate for the first nine months of 2023 was a result of a return to provision adjustment largely driven by higher research and development and foreign tax credits.

The Company's net income after tax was $104.6 million or $8.73 per share on a diluted basis for the first nine months of 2023 compared to $72.8 million or $6.10 per share on a diluted basis for the first nine months of 2022. The increase of $31.8 million resulted from the factors described above.

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

As of September 30, 2023, the Company had working capital of $654.0 million which represents an increase of $117.3 million from working capital of $536.7 million at December 31, 2022. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable and, to a lesser extent, an increase in inventory to support the Company's high backlog levels.

Capital expenditures were $27.1 million for the first nine months of 2023, compared to $23.5 million during the first nine months of 2022. The Company expects to approve a normalized capital expenditure level of approximately $33.0 million to $37.0 million for the full year of 2023. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $24.0 million during the first nine months of 2023 compared to $25.0 million during the first nine months of 2022.
Net cash provided by financing activities was $14.3 million and $87.2 million during the nine month periods ended September 30, 2023 and September 30, 2022, respectively. Lower net cash provided by financing activities for the first nine months of 2023 relates to reduced net borrowings on the Company's credit facility.

The Company had $109.9 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2023. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in five years. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of September 30, 2023, $325.0 million was outstanding under the 2022 Credit Agreement, $240.0 million on the Term Facility and $85.0 million on the Revolver Facility. On September 30, 2023, $2.4 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $312.6 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2023.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $12.7 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $9.6 million for the nine month period ended September 30, 2023.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2023 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.6 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-31, 2023	—	—	—	$25,861,222
August 1-31, 2023	—	—	—	$25,861,222
September 1-30, 2023	—	—	—	$25,861,222
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

November 2, 2023	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)