Form 10-K
period 2023-12-31
ALAMO GROUP INC
filed 2024-02-22
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2023
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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2023 (based upon the last reported sale price of $183.91 per share) was approximately $1,864,808,595 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 16, 2024 was 12,015,281 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2024 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,” "Alamo Group," “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the design, manufacture and servicing of high quality vegetation management and infrastructure maintenance equipment for governmental, industrial and agricultural use. The Company’s products include tractor mounted and self-propelled mowers, zero-turn mowers, agricultural implements, tree and branch chippers, forestry/wood recycling equipment, street and parking lot sweepers, leaf and debris collection equipment, truck mounted highway attenuator trucks, vacuum trucks, hydro-excavation equipment, telescopic boom excavators, and snow removal equipment. The Company emphasizes high quality, cost-effective products for its customers and strives to develop and market innovative products while constantly monitoring and controlling its manufacturing and overhead costs. The Company has a long-standing strategy of supplementing its internal growth through acquisitions of businesses or product lines that currently complement, command, or have the potential to achieve a meaningful share of their niche markets.

The Company has approximately 4,350 employees and manages a total of 29 plants with business operations in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users and related independent contractors, as well as to other commercial customers. The primary markets for our products are North America, South America, Europe and Australia.

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

In 2000, the Company acquired Schwarze Industries, Inc. (“Schwarze”). Schwarze is a manufacturer of a broad range of street sweeping equipment which is sold to governmental agencies and contractors. The Company believes the Schwarze sweeper products fit the Company’s strategy of identifying product offerings with brand recognition in the industrial markets the Company serves. In 2004, the Company purchased the pothole patcher product line from Wildcat Manufacturing, Inc. This product line was merged into the Schwarze operation and, in 2023, the product line assets were sold.

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

In 2006, the Company acquired 100% of the ownership interests in Nite-Hawk Sweepers LLC (“Nite-Hawk”), a manufacturer of truck mounted sweeping equipment primarily for the contract sweeping market, which expanded our presence in that market and which complements our Schwarze sweeper line. In 2023, the Kent, Washington facility was sold and leased back.

In 2007, the Company purchased Henke Manufacturing Corporation (“Henke”), a manufacturer of specialty snow removal attachments. Henke’s products are mounted on both heavy industrial equipment and medium to heavy-duty trucks. The primary end-users are governmental agencies, related contractors and other industrial users. In 2022, the Henke manufacturing operations were consolidated into our Wausau snow equipment facility in New Berlin, Wisconsin. In 2023, the Henke Leavenworth, Kansas facility was sold.

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

In 2011, the Company acquired substantially all of the assets and assumed certain specified liabilities of Tenco Group, Inc. ("Tenco") and its subsidiaries. Tenco is a Canadian-based manufacturer of snow removal equipment including snow blades, blowers, dump bodies, spreaders and associated parts and service. Tenco has operations in Quebec and New York. The equipment is sold primarily through dealers to governmental end-users as well as snow removal contractors.

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

In 2015, the Company acquired Herder Implementos e Maquinas Agricolas Ltda. ("Herder"). Herder is a manufacturer of flail mowers which are sold direct and through dealers to a wide variety of agricultural markets as well as the roadside maintenance market. This acquisition established a presence for the Company in Brazil, one of the largest agricultural markets in the world. The Herder manufacturing operations have been consolidated into our Santa Izabel facility and the Herder Matao facility was subsequently sold in 2023.

In 2017, the Company acquired 100% of the outstanding shares of Santa Izabel Agro Industria Ltda. ("Santa Izabel"). Santa Izabel designs, manufactures and markets a variety of agricultural implements, sugar cane trailers and other vegetation management products sold throughout Brazil. This acquisition, along with Herder, augmented our product portfolio and improved our manufacturing capabilities in one of the world's largest agricultural markets.

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

In 2019, the Company acquired 100% of the outstanding capital shares of Morbark, LLC ("Morbark") which included its subsidiaries Rayco Manufacturing LLC ("Rayco") and Denis Cimaf Inc. ("Denis Cimaf"). Morbark is a leading manufacturer of equipment and aftermarket parts for forestry, tree care, biomass, land management and recycling markets. This acquisition expanded the Company's product line and complemented its range of vegetation maintenance equipment in an adjacent market. Morbark is based in Winn, Michigan with subsidiary locations in Wooster, Ohio and Roxton Falls, Quebec. At the end of 2020, the Denis Cimaf manufacturing operations based in Roxton Falls were consolidated into the Rayco facility in Wooster, Ohio. In 2023, the Morbark Roxton Falls, Quebec location was sold.

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

In 2023, the Company acquired 100% of the outstanding equity capital of Royal Truck & Equipment, Inc. ("Royal Truck"), a leading manufacturer of truck mounted highway attenuator trucks and other specialty trucks and equipment for the highway infrastructure and traffic control market. The primary reason for the Royal Truck acquisition was to acquire business operations in an adjacent market, highway safety and equipment, where the Company sees compelling future opportunities. Royal Truck is based in Shoemakersville, Pennsylvania.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King®, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB®, Henke®, Tenco®, Wausau®, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®,Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, RhinoAg®, M&W®, Dixie Chopper®, Herschel®, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Rousseau® , Royal Truck & Equipment™, Timberwolf™ , and Wolftrack™ trademarks (some with related designs) as well as other trademarks and trade names.

Products and Distribution Channels

At the beginning of the fourth quarter of 2021, the Company began reporting operating results on the basis of two new segments, namely, the Vegetation Management Division and the Industrial Equipment Division. Prior to the fourth quarter of 2021, the Company had been reporting its operating results on the basis of two segments which were the Industrial Division and Agricultural Division. The Vegetation Management Division includes all of the operations of the former Agricultural Division plus the mowing and forestry/tree care operations that were previously part of the former Industrial Division. The Industrial Equipment Division includes the Company’s vocational truck business and other industrial operations such as excavators, vacuum trucks, street sweepers, snow removal equipment, and the recently acquired Royal Truck business. We believe the realignment of our two divisions provides greater potential to capture synergies in cross-branding, distribution, product development, supply chain management and logistics. The two divisions are also more balanced in scale and scope, giving the Company two strong platforms for ongoing development through a mix of organic growth and acquisitions.

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

SMA equipment includes hydraulic boom-mounted hedge and hedgerow cutters and related replacement parts. SMA’s principal customers are French local authorities. SMA’s product offerings include certain quick-attach boom mowers manufactured by the Company in the U.K. to expand its presence in agricultural dealerships. The SMA product line is manufactured at our facility near Lyon, France.

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

Royal Truck manufactures and sells truck mounted highway crash attenuator trucks, cone safety and traffic control trucks, and a broad range of other equipment focused on highway safety. Royal Truck sells its products directly to a diverse base of customers in the traffic control services, equipment rental, and construction businesses, as well as to governmental agencies. A portion of Royal Truck's sales includes truck chassis which are not manufactured by Royal Truck.

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 17%, 19% and 20% of the Company’s total sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2023, the Company employed 269 people in its various engineering departments, 164 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $13.4 million in 2023, $14.3 million in 2022 and $11.7 million in 2021. As a percentage of sales, research & development was approximately 0.8% in 2023, 0.9% in 2022 and 0.9% in 2021, and is expected to continue at similar levels in 2024.

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

Unfilled Orders

As of December 31, 2023, the Company had unfilled customer orders of $859.8 million compared to $1.0 billion at December 31, 2022. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2023 will be shipped during fiscal year 2024. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that supply chain disruptions, labor constraints, and other new and/or unanticipated effects, could cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2023, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. While supply chain issues have improved compared to prior years, we remain affected by inflationary impacts for many of the raw materials we purchase. We expect pricing to remain elevated in 2024 but anticipate a slowing of the rate of inflation.

While the Company manufactures many of the parts for its products, a significant percentage of parts, including most drivelines, gearboxes, industrial engines, and hydraulic components, are purchased from outside suppliers which manufacture to the Company’s specifications. In addition, the Company, through its subsidiaries, purchases tractors and truck chassis as a number of the Company’s products are mounted and shipped with a tractor or truck chassis. Tractors and truck chassis are generally available, but during 2023 we experienced delays in receiving truck chassis which caused us to delay shipments of some of our products and created operational inefficiencies in some of our facilities, particularly within our Industrial Equipment Division. The Company sources its purchased goods from international and domestic suppliers. No one supplier is responsible for supplying more than 10% of the principal raw materials or purchased goods used by the Company.

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $77.1 million and $78.9 million as of December 31, 2023 and 2022, respectively.

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

The U.S. Environmental Protection Agency ("EPA"), the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have emission requirements setting maximum emission standards for certain equipment. In addition to the EPA's implementation of Tier 4 emission requirements applicable to diesel engines, China, the European Union ("EU") and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other markets in which we sell our products. CARB continues to propose new regulations, including Tier 5 off-road diesel engine emissions standards that are in development. In addition, CARB has started to implement on-road zero emissions equipment regulations that will likely create increasingly stringent requirements on exhaust and other emissions from some of the products we manufacture. These new on-road zero emissions regulations have started to limit the availability of some on-road vehicle chassis that use diesel engines in California and possibly in other states that plan to adopt these CARB regulations.

The U.S. federal government, several U.S. states, and certain international markets where we sell our products, including the EU and some EU member countries have introduced product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life. These include, among other laws and regulations: (i) the Registration, Evaluation, Authorization and Restriction of

Chemicals ("REACH") directive, U.S. Toxic Substances Control Act ("TSCA"), or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (ii) California Proposition 65 and other product substance restriction laws, some of which require certain labeling of products; (iii) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (iv) conflict minerals laws, such as those contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; and (v) supply chain transparency laws and regulations addressing modern slavery and human trafficking.

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

Human Capital Resources and Management

The success of our Company depends on the talents and dedication of our people, and we are committed to investing in their success. Our Vice-President of Corporate Human Resources ("VPHR") is responsible for developing and executing our human resources strategy together with our President and Chief Executive Officer ("CEO") and the other members of the Company's management team. Our CEO and VPHR regularly update our Board of Directors regarding the status of our human resources initiatives, which include:

Focus on Health and Safety: Maintaining a safe and healthy workplace in each of our locations is a priority, and we focus on continuous improvement by embedding proactive and preventative safety into every level of the organization as one of our core values. Every location offers frequent safety meetings and training programs to all employees. Our safety committees conduct audits to identify and remove potential issues. Safety performance is tracked, aggregated, reviewed timely and reported to management for appropriate action by our corporate technical affairs and safety team, who conducts root cause analysis with corrective action plans to prevent future occurrences. Safety performance data is reviewed by the executive leadership team and the Company's Board of Directors.

Employee Engagement and Talent Development: Alamo Group's culture aims to promote a diverse, inclusive, and respectful workplace. Attracting, developing, and retaining our team of highly talented and motivated employees is key to Alamo Group's success in meeting our customers' needs and sustaining the Company's growth. In addition to developing internal candidates, so they are "ready now" when opportunities arise, we also recruit external candidates with future stretch potential. Employees are provided a wide range of professional development experiences, at all stages in their careers. We offer tuition reimbursement, a broad range of leadership development experiences, vocational and trade skills training, and external partnerships with educational institutions across the globe. Welder training, apprenticeships, and local partnerships with various educational programs and high schools enable our operating companies to hire and grow critical manufacturing skills. The Alamo Group Learning & Development Academy builds leadership capabilities and offers technical skills training for our production floor employees. Programs are available on-demand and training is easily accessible to employees. Virtual, in-person and on-campus programs are offered to encourage cross-location and cross-functional networking that foster and support our culture of continuous improvement.

Commitment to Diversity and Inclusion: We recognize, value, and respect the individual differences of our employees and believe that a diverse set of backgrounds, experiences, and perspectives is crucial to our ability to continue to innovate, collaborate, and meet the needs of our global workforce and customers. We promote an inclusive environment through policies and training, so that employees feel empowered to contribute to the Company's ongoing success. Career opportunities are marketed internally and externally to a wide network of organizations and job boards, such as Women in Manufacturing, so we can source diverse candidate pools. We actively volunteer and engage in local community projects and contribute donations to charitable organizations to positively impact the communities and markets in which our employees live and work.

Compensation and Benefits: We regularly assess our pay and benefit practices to ensure our people are compensated fairly and competitively. Our compensation programs vary by country and region, and may include annual bonus and incentive plans, profit sharing, stock-based compensation awards, company-sponsored retirement savings plans with employee matching opportunities (or similar local retirement benefits), healthcare and insurance benefits, dependent care and flexible savings accounts, paid time off such as vacation and holidays, sick pay, disability pay and family leave, flexible work schedules, wellness and employee assistance programs for mental health, self-improvement, legal and financial services, service anniversary awards, tuition assistance and dependent college scholarships, and discounts on products and services.

Labor Agreements: As of December 31, 2023, we employed approximately 4,350 employees. In the U.S., the Company has a collective bargaining agreement at its Gradall plant which covers 215 employees and will expire on April 14, 2024. In Canada the Tenco bargaining agreement covers 115 employees and expires on December 31, 2025; RPM has an agreement covering 4 employees which expires on February 1, 2025; and Everest has a collective bargaining agreement covering 67 employees which expired on November 30, 2023 and with respect to which negotiations are ongoing. In the Company’s European locations, all employees are covered by the European Works Council agreements. McConnel, Bomford, Spearhead, AMS-UK, SMA, Faucheux, Forges Gorce, Rousseau, Rivard, and Alamo Group The Netherlands have various collective bargaining agreements covering approximately 1,010 employees. In addition, 219 employees in Brazil are covered by a collective bargaining agreement, which is renegotiated every calendar year. The Company considers its employee relations to be satisfactory.

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
•changes in market demand;
•climate related incidents and other sustainability risks, global pandemics, acts of war or aggression and terrorist activities or military actions;
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
•government actions, including but not limited to budget levels, and changes in tax laws, regulations and legislation, relating to the environment, commerce, infrastructure spending, health and safety; and

•risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2024 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Jeffery A. Leonard	64	President and Chief Executive Officer
Richard J. Wehrle	67	Executive Vice President and Chief Financial Officer
Edward T. Rizzuti	54	Executive Vice President, General Counsel and Secretary
Dan E. Malone	63	Executive Vice President, Chief Sustainability Officer
Richard H. Raborn	58	Executive Vice President, Alamo Vegetation Management Division
Michael A. Haberman	65	Executive Vice President, Alamo Industrial Equipment Division
Ian M. Eckert	36	Vice President, Corporate Controller and Chief Accounting Officer
Janet S. Pollock	65	Vice President, Human Resources
Lori L. Sullivan	54	Vice President, Internal Audit

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

Ian M. Eckert was appointed Vice President, Corporate Controller and Chief Accounting Officer of Alamo Group Inc. in June 2023. Prior to joining the Company, from 2020 to 2023, Mr. Eckert served as Vice President, Finance for AMETEK Inc's Electron Microscopy Technologies business based in Pleasanton, California. Prior to 2020, Mr. Eckert held controllership, FP&A, and strategy roles progressing in responsibility at Howmet Aerospace Inc. (formerly Alcoa Inc.).

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

We purchase commodities, components, parts, accessories and other goods, such as steel, truck chassis, engines, transmissions, hydraulics, electrification components, and other items necessary for the manufacture of our end-products. The lack of availability or the increased cost of these purchased materials and components due to supply chain disruptions, inflation, increased tariffs, and/or other uncontrollable events have negatively affected our business operations and profitability and may continue to do so in the future. Historically, we have mitigated commodity, component, parts, and other input cost increases, in part, by increasing prices on our products and executing on our strategic productivity initiatives. However, we may not be able to fully offset increased input costs in the future. If our price increases are not accepted by our customers and the market or we are not able to realize anticipated manufacturing efficiencies, our net sales, profit margins, earnings, and market share could be adversely affected. Further, if we are unable to timely source items such as truck chassis, engines, hydraulics and other critical components our business, results of operations and financial condition may be adversely affected.

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

A substantial portion of our revenues is derived from sales to federal, state, provincial and local governmental entities and related contractors, both in the U.S. and in other countries in which we sell our products. These sales depend primarily on the levels of budgeted and appropriated expenditures for highway, airport, roadside and parks maintenance by various governmental entities and are affected by changes in local and national economic conditions. Federal, state, provincial and local government budgets were negatively affected by the COVID-19 pandemic and its resurgence or a similar pandemic or event could have a material negative impact on our business and financial condition.

Significant changes in trade policy and related trade wars could have a material adverse impact on our results of operations.

The U.S. has made significant changes in its trade policy and has taken certain actions that have impacted U.S. trade and relationships with China and other trading partners, including imposing tariffs on certain goods imported into the U.S. Any continued actions or further changes in U.S. trade policy could trigger additional retaliatory actions by affected countries, resulting in "trade wars." Trade wars may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes. These or other consequences from any trade wars could have a material adverse impact on our sales volumes, prices and our consolidated financial results.

Impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2023, goodwill was $206.5 million, which represents approximately 15% of total assets. The Company recognized no goodwill impairment in 2023, 2022 or 2021. If we were to have a significant goodwill impairment it could impact our results of operations as well as our net worth.

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

Federal, state, provincial and local governments have been moving to adopt privacy rules and regulations that may impact us in the future. In 2018, the EU adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (“GDPR”) which imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20.0 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR applies across the EU, as has been the case under the current data protection regime, EU Member States have some national derogations and local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, certain U.S. states have enacted privacy and data protection laws. For example, the State of California enacted the California Consumer Privacy Act ("CCPA") which became effective in 2020 and was further amended and extended by the California Privacy Rights Act ("CPRA") which became effective in 2023. Implementation of, and compliance with, the GDPR, CCPA, CPRA, and other similar laws could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR, CCPA, CPRA, and other laws may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation. Privacy legislation, enforcement and policy activity in this area continues to rapidly expand. Compliance costs and costs related with implementing privacy-related and data protection measures could be significant. Further, noncompliance could expose us to significant monetary penalties, damage to our reputation, and even possible criminal sanctions. Even our inadvertent failure to comply with privacy-related or data protection laws and regulations could have a material adverse impact on our results of operations.

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

Acquisitions are an important part of our growth strategy and we have completed a number of acquisitions over the past several years. We acquired Timberwolf in 2021 and Royal Truck in 2023. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

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

The long-term effects of global climate change present both physical risks (such as weather catastrophes) and transition risks (such as regulatory changes), which are expected to be widespread and unpredictable. Unusual weather conditions, including drought and flood conditions, may affect the purchasing decisions of some of our customers, particularly customers of our agriculture products which could lead to lower sales volumes of those products. In addition, changes in climate could affect the availability and cost of products, commodities and energy, which may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Our facilities may also be directly impacted by significant weather events brought on by climate change, and we face the risk of losses incurred as a result of physical damage to our facilities, loss or spoilage of inventory and business interruption caused by such events. New legal and regulatory requirements have been, and may continue to be, implemented to address the concern over climate change in an effort to reduce or mitigate the effects of it, and such regulatory requirements dealing with the environmental aspects of our operations and the products we manufacture could result in significant expenditures in upgrading our facilities and/or designing and manufacturing new forms of equipment that satisfy such requirements. We cannot currently predict the specific terms of any new climate change legislation or regulation, but any such new legislation or regulation may have a material adverse impact on our business, results of operations, or financial condition.

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

The products we manufacture or sell, particularly engines, are subject to increasingly stringent environmental emission regulations. For instance, the EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. State agencies, including the California Air Resources Board ("CARB"), are also adopting emission regulations that apply to products we sell. Requirements have expanded to additional horsepower categories and, accordingly, apply to more of the products we sell. Our ability to meet the Tier 4 and CARB requirements is subject to many variables, some of which are beyond our direct control. If we fail to meet the Tier 4 or CARB requirements and any other EPA or state emission standards that are currently in place or that may be introduced in the future, our ability to sell our products into the market may be limited, which could have a material adverse effect on our competitive position and financial results.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2023 ranged from $140.27 to $213.25 per share, and during 2022 from $109.83 to $159.75 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2023, 12,013,481 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 169,840 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2024, the Board of Directors of the Company increased its quarterly dividend from $0.22 per share to $0.26 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2023, four investors - Henry Crown and Company, BlackRock, Inc., Dimensional Fund Advisors LP, and The Vanguard Group - beneficially owned approximately 40% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program framework is based on the Center for Internet Security's ("CIS") Critical Security Controls. We have policies and procedures in place based on best practices and guidelines from the National Institute of Standards and Technology ("NIST"), an agency of the United States Department of Commerce, and the Cybersecurity & Infrastructure Security Agency, an agency of the United States Department of Homeland Security. Our Information Technology ("IT") team works to protect not only our information, but also the information of third parties we may hold or control, including by implementing physical, electronic, and procedural safeguards to protect the confidentiality, integrity, and availability of Company computer systems. We also limit physical access to server, storage, and network equipment to necessary staff.

We assess the security of our networks, websites, and systems with automated vulnerability detection services from a provider that is validated by the NIST, based on the Security Content Automation Protocol ("SCAP") standard. We perform an annual review of our efforts to manage risk with controls that align with and map to key compliance frameworks, such as NIST and the ISO 27000 series of regulations. We perform quarterly IT risk assessments that include cybersecurity risk assessments focused on action plans developed through annual reviews. We also respond to risks as they are discovered real-time. We are guided by an Information Security Incident Response Policy and corresponding Information Security Incident Response Procedure we implement when handling IT security incidents.

Our process of assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management system. Our process of managing risks from cybersecurity threats includes monitoring information channels from trusted security information sources. We review third-party service providers that manage sensitive Company information prior to engaging any such provider. Our reviews align with relevant government compliance requirements and review of System and Organization Controls reports. We establish governance, processes, and tools for managing various third-party related risks, including information security. As a condition of working with the Company, third-party service providers who access sensitive business or customer information are expected to meet certain information security requirements. Our processes for assessing, classifying, and managing cybersecurity risks were created in collaboration with consultants and auditors. We maintain consulting relationships that provide guidance for responding to evolving cybersecurity risks. We require employees to undertake data protection, cybersecurity training, and compliance programs annually. Internal and external auditors also review our adherence to established IT and cybersecurity controls.

Despite our efforts, cyber attacks, unauthorized access or security breaches, or other cyber incidents such as computer viruses, malicious or destructive code, ransomware, social engineering attacks, hacking, denial-of-service attacks, and other similar attacks could materially affect us and disrupt our business. To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition. Potential consequences of a successful cyber attack or cybersecurity breaches or incidents could, however, include remediation costs, disruption of manufacturing capabilities, legal costs, increased cybersecurity protection costs, lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company's competitiveness, stock price, and long-term shareholder value. For more information about the cybersecurity risks we face, see the risk factor titled “We are significantly dependent on information technology and our business may suffer from disruptions associated with information technology, cyber-attacks or other catastrophic losses affecting our IT infrastructure” in Item 1A. Risk Factors.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated responsibility for the periodic review and evaluation of the Company’s policies and programs for identifying cybersecurity risks to the Audit Committee. In addition, the entire Board receives quarterly updates on the Company's cybersecurity action plans and annual reports containing full cybersecurity control assessments and action plans from senior management, and periodically reviews information regarding the Company's cybersecurity risks. We have an Information Technology Steering Committee ("ITSC"), comprised of the Company President and Chief Executive Officer, the Executive Vice Presidents of our Vegetation Management and Industrial Equipment Divisions, the Chief

Financial Officer, and the Chief Sustainability Officer, that determines the priority of cybersecurity initiatives. The ITSC also reviews the Board's and Audit Committee’s feedback and incorporates it into ongoing cybersecurity management efforts.

Our IT team, led by the Vice President of IT and the Director of Network and Information Systems, is responsible for day-to-day assessment and management of cybersecurity risks. Members of our IT team have undergraduate and graduate degrees in relevant fields, including information systems, information assurance, and information technology with a concentration in cybersecurity. Members of our IT team have also obtained relevant certifications, including the Director of Network and Information Systems being a Certified Information Systems Security Professional.

Item 2. Properties
      As of February 16, 2024, the Company utilized twenty-nine principal manufacturing plants with seventeen located in the United States, eight in Europe, three in Canada, and one in Brazil. The facilities are listed below:

Facility	Square Footage		Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,100,000	Owned	Tree chippers, Grinders, Brush Cutters, and Debarkers for Morbark
Selma, Alabama*	744,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Stump Cutters, Aerial Trimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Gibson City, Illinois*	275,000	Owned	Mechanical Mowers, Blades, Deep Tillage Equipment, and other implements for Rhino, Bush Hog and OEMs
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Indianola, Iowa*	200,000	Owned	Distribution and Manufacturing of Aftermarket Farm Equipment Replacement and Wear Parts for Herschel/Valu-Bilt
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Richmond, Virginia*	160,000	Leased	Leaf Collection Equipment and Street Sweeper Replacement Brooms for ODB
Ludlow, England*	160,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Salford Priors, England*	157,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Sao Joao da Boa Vista, Brazil*	138,000	Owned	Mowing Equipment, Sugar Cane Trailers and other equipment for Santa Izabel
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Street Sweeping Equipment for Schwarze
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Coatesville, Indiana*	120,000	Owned	Zero Turn Radius Mowers for Dixie Chopper
Middelburg, the Netherlands*	110,000	Owned	Boom Mowers, Flail Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	100,000	Owned	Snow and Ice Removal Equipment for Tenco
Daumeray, France*	100,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Giessen, the Netherlands*	70,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Alamo Group The Netherlands
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Shoemakersville, Pennsylvania*	65,000	Leased	Truck Mounted Highway Attenuator Trucks and Other Specialty Trucks and Equipment for Royal Truck and Equipment
Hopkinton, New Hampshire*	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine*	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Kent, Washington*	43,000	Leased	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Suffolk, England*	35,000	Leased	Commercial wood chippers and other forestry equipment for Timberwolf
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Installation & Rental Facilities, Warehouses & Sales	503,200	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin & New Braunfels, Texas	29,000	Leased /Owned	Corporate Office
Total	6,144,200	82%
     * Principal manufacturing plants

Approximately 82% of the manufacturing, warehouse and office space is owned. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 16, 2024, there were 12,015,281 shares of common stock outstanding, held by approximately 78 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 16, 2024, the closing price of the common stock on the New York Stock Exchange was $217.33 per share.

On January 2, 2024, the Board of Directors of the Company declared a quarterly dividend of $0.26 per share which was paid on January 29, 2024 to holders of record as of January 16, 2024. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2023, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and a published industry or line-of-business index (the S&P 500 Industrials Index) for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alamo Group Inc., the S&P SmallCap 600 Index, and the S&P 500 Industrials Index
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Alamo Group Inc.
S&P SmallCap 600
S&P 500 Industrials

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/18	12/19	12/20	12/21	12/22	12/23
Alamo Group Inc.	100.00	163.18	180.16	192.93	186.60	278.40
S&P SmallCap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P 500 Industrials	100.00	129.37	143.68	174.02	164.49	194.31

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

We experienced strong demand for our products in 2023 together with improving supply chain conditions which facilitated higher throughput and better operating efficiency, leading to record net sales and income for the full year. Market conditions are mixed; governmental and industrial product demand is robust while vegetation product demand has been hampered by higher interest rates and elevated channel inventories. While our supply chain has improved, there are lingering supply chain issues and we continue to face labor challenges in some of our locations.

2023 Performance

In 2023, the Company's net sales increased by 12% and net income increased by 34% compared to 2022. The increase in both net sales and net income was primarily due to a strong demand for our products and improving operating conditions, particularly in the later part of the year. Margins improved due to the increase in demand along with pricing actions which helped mitigate inflation cost pressures. However, our full-year results were constrained to some extent by higher input costs, ongoing supply chain disruptions, and skilled labor shortages, all of which had a greater impact on our results earlier in the year.

The Company's Vegetation Management Division experienced a 4% increase in net sales for the full year of 2023 compared to the full year of 2022. The increase in net sales was primarily due to continued strong customer demand for our products and positive pricing actions. The division's income from operations for 2023 was up 13% versus the full year of 2022, due to improved sales, positive pricing actions,and better productivity, but offset by higher input costs, lingering supply chain disruptions, labor constraints, and higher marketing costs.

The Company's Industrial Equipment Division net sales were up 23% for the full year of 2023 compared to the full year of 2022. The division's net sales were strong in each of the product lines: excavator and vacuum trucks, street sweepers, debris collectors, and snow removal equipment. The division's income from operations for 2023 was up 89% versus the full year of 2022, driven by significant sales growth and improved operating efficiencies, but offset by higher input costs and certain key supplier issues, most notably, a shortage of truck chassis earlier in the year.

Consolidated income from operations was $198.0 million for the full year of 2023 compared to $148.6 million in 2022, an increase of 33%. The Company's backlog decreased 15% to $859.8 million at the end of 2023 versus the backlog of $1.0 billion at the end of 2022. The decrease in the Company's backlog was primarily attributable to a decline in Vegetation Management Division product orders which returned to normal levels from a historical perspective.

Inflationary Impacts

In 2023, the cost of commodities, components, parts, and accessories was higher compared to the cost of those items purchased in 2022, mainly as a result of inflationary pressure. Inflation moderated in the second half of 2023 and we anticipate that trend will continue in 2024 with the average cost of commodities, components, parts, and accessories increasing slightly when compared to the average costs in 2023.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2023	2022	2021

Vegetation Management	$979,040	$937,065	$812,676
Industrial Equipment	710,611	576,551	521,547
Total net sales	$1,689,651	$1,513,616	$1,334,223

Cost and profit margins, as percentages of net sales:

Cost of sales	73.2%	75.1%	74.9%
Gross profit	26.8%	24.9%	25.1%
Selling, general, administrative, and amortization expenses	15.1%	15.1%	16.3%
Income from operations	11.7%	9.8%	8.8%
Income before income taxes	10.4%	8.9%	8.2%
Net income	8.1%	6.7%	6.0%

Results of Operations

Fiscal 2023 compared to Fiscal 2022

The Company’s net sales in the fiscal year ended December 31, 2023 (“2023”) were $1,689.7 million, an increase of $176.1 million or 11.6% compared to $1,513.6 million for the fiscal year ended December 31, 2022 (“2022”). The increase in sales was attributable to continued strong customer demand for our products in both the Vegetation Management and Industrial Equipment Divisions, improved pricing, and higher throughput due to gradually improving supply chain conditions. Supply chain disruptions and a shortage of skilled labor negatively impacted net sales, especially in the first half of the year earlier.

Net Vegetation Management sales were $979.0 million in 2023 compared to $937.1 million in 2022, an increase of $41.9 million or 4.5%, coming from a strong performance in European agricultural and governmental mowing, forestry and tree care, and North American governmental mowing equipment. Skilled labor shortages and certain supplier issues constrained this division during 2023.

Net Industrial Equipment sales were $710.6 million in 2023 compared to $576.6 million in 2022, representing an increase of $134.0 million or 23.3%. The increase was a result of strong performance in all product lines including excavator and vacuum trucks, sweepers and debris collection, and snow removal equipment further supported by the acquisition of Royal Truck. This division was negatively impacted by a shortage of skilled labor and disruptions in parts of its supply chain, predominantly causing delays in receiving truck chassis.

Gross profit for 2023 was $453.6 million (26.8% of net sales) compared to $376.5 million (24.9% of net sales) in 2022, an increase of $77.1 million. The increase in gross profit was mainly attributable to higher sales volume and better operational performance during 2023 compared to 2022 as well as improved pricing which led to higher profitability as a percentage of sales in 2023 compared to 2022, though these results were partially offset by the negative impacts of supply chain disruptions and material inflation previously mentioned.

Selling, general and administrative expenses (“SG&A”) were $240.2 million (14.2% of net sales) in 2023 compared to $212.6 million (14.0% of net sales) in 2022, an increase of $27.6 million. The increase in SG&A expenses in 2023 was largely attributable to higher marketing expenses related to trade shows, sales promotions and commissions and to a lesser extent, sales volume-driven administration expense. Amortization expense in 2023 was $15.5 million compared to $15.3 million in 2022, an increase of $0.2 million.

Interest expense for 2023 was $26.1 million compared to $14.4 million in 2022, an increase of $11.7 million or 81.7%. The increase in interest expense in 2023 primarily came from higher interest rates compared to 2022.

Other income (expense), net was income of $1.8 million during 2023 compared to expense of $0.7 million in 2022. The increase in 2023 was primarily the result of a gain on fixed assets relating to the sale of a manufacturing facility located in Kent, Washington partially offset by loss on currency exchange. The expense in 2022 was primarily the result of an excise tax audit and to a lesser extent, changes in exchange rates.

Provision for income taxes was $39.0 million (22.2% of income before income taxes) for 2023 compared to $32.4 million (24.1% of income before income taxes) in 2022.

Net income for 2023 was $136.2 million compared to $101.9 million in 2022, with the increase in 2023 net income resulting from the factors described above.

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

As of December 31, 2023, the Company had working capital of $590.0 million, which represents an increase of $53.3 million from working capital of $536.7 million as of December 31, 2022. The increase in working capital was primarily a result of volume-driven and inflation-driven increases in accounts receivable as well as a volume driven increase in inventory to support the Company's backlog.

Capital expenditures were $37.7 million for 2023, compared to $31.1 million for 2022. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by operating activities was $131.2 million for 2023, compared to $14.5 million for 2022. The increase of cash from operating activities is primarily the result of stronger net income driven by sales growth and a significantly lower year-on-year change in operating assets compared to 2022.

Net cash used in investing activities was $52.6 million for 2023, compared to $31.7 million for 2022. The increase in investing activities is driven by the acquisition of Royal Truck. Net cash used by financing activities was $76.9 million for 2023, compared to net cash provided of $24.5 million for 2022. This reduction in cash provided by financing activities is due to repayment of revolving credit.

The Company had $42.5 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2023. The majority of these funds are held at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

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

As of December 31, 2023, $235.2 million was outstanding under the Credit Agreement, $235.2 million on the Term Facility and zero on the Revolver Facility. On December 31, 2023, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.4 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Inflation

The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted. In 2023, the cost of commodities, components, parts, and accessories was higher compared to the cost of those items purchased in 2022, mainly as a result of inflationary pressure. In 2023, we worked to mitigate some of the effects of cost increases through pricing actions. Inflation moderated in the second half of 2023 and we anticipate that trend will continue in 2024 with the average cost of commodities, components, parts, and accessories increasing slightly when compared to the average costs in 2023. However, cost inflation is an ongoing challenge that could have a material impact on the Company's business and financial results, particularly if the current inflationary environment materially worsens.

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2023, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policy reflects its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Foreign Currency Risk

International Sales

A portion of the Company’s operations consists of manufacturing and sales activities in international jurisdictions. The Company manufactures its products primarily in the U.S., the U.K., France, the Netherlands, Canada, Brazil and Australia. The Company sells its products primarily within the markets where the products are produced, but some of the Company’s sales from its U.K. and Canadian operations are denominated in other currencies. As a result, the Company’s financials, specifically the value of its foreign assets, could be affected by factors such as changes in foreign currency exchange rates in the U.K. and Canada or weak economic conditions in the other markets in which the subsidiaries of the Company distribute their products.

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2023, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $12.5 million. Comparatively, on December 31, 2022, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $10.9 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2023 was a gain of $13.6 million. On December 31, 2023, the British pound closed at 0.7854 relative to the U.S. dollar, and the Euro closed at 0.9060 relative to the U.S. dollar. By comparison, on December 31, 2022, the British pound closed at 0.8266 relative to the U.S. dollar, and the Euro closed at 0.9344 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s net income is affected by changes in interest rates. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2023 average interest rate under these borrowings, the Company’s 2023 interest expense would have changed by approximately $7.0 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 49 through 79 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was carried out, under the supervision and with the participation of the Company's management, including our President & Chief Executive Officer, Executive Vice President & Chief Financial Officer (Principal Financial Officer), and Vice President & Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, the President & Chief Executive Officer and Executive Vice President & Chief Financial Officer (Principal Financial Officer), and Vice President & Chief Accounting Officer (Principal Accounting Officer), concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

During the period covered by this report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” “Meetings and Committees of the Board,” “The Audit Committee,” and “The Nominating/Corporate Governance Committee."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

The Committee Charters, Code of Business Conduct and Ethics, and Corporate Governance Guidelines may be found on the Company’s website (www.alamo-group.com) under the “Corporate Governance” tab at https://www.alamo-group.com/corporate-governance/ and are also available in printed form at no charge by sending a request to the Corporate Secretary, Alamo Group Inc., 1627 E. Walnut Street, Seguin, Texas 78155, which is the principal executive office of the Company. The telephone number is (830) 379-1480. The Company will post any amendments to the Code of Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website.

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2023.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2023, the last day of Alamo Group Inc.’s 2023 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2005 Incentive Stock Option Plan	550	$53.51	—
2015 Incentive Stock Option Plan	75,312	$129.19	273,558
2019 Equity Incentive Plan	93,978	$158.99	356,156
Plans not approved by stockholders	—	—	—
Total	169,840		629,714

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2023.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Antonio, TX, Auditor Firm ID: 185.

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, December 12, 2022
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.4	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
10.5	—	Third Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, N.A., and PNC Bank, N.A. as co-syndication agents, TD Bank, N.A. as documentation agent, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 31, 2022
*10.6	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.7	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.8	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.9	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.10	—	Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.11	—	Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.12	—	Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020
*10.13	—	Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.22 to Form 10-K, February 26, 2021
10.14	—	Form of Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
10.15	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Dan Malone	Filed as Exhibit 10.1 to Form 10-Q, August 2, 2023

10.16	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Edward Rizzuti	Filed as Exhibit 10.2 to Form 10-Q, August 2, 2023
10.17	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Richard Wehrle	Filed as Exhibit 10.3 to Form 10-Q, August 2, 2023
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Richard J. Wehrle under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Ian M. Eckert under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Richard J. Wehrle under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Ian M. Eckert under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
97.0	—	Recoupment Policy	Filed Herewith
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
________________________________________________________________________________________________________________________
*Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 22, 2024
/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 22nd day of February 2024.

Signature	Title

/s/RODERICK R. BATY Roderick R. Baty	Independent Board Chair & Director

/s/JEFFERY A. LEONARD Jeffery A. Leonard	President & Chief Executive Officer (Principal Executive Officer)

/s/RICHARD J. WEHRLE Richard J. Wehrle	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/IAN M. ECKERT Ian M. Eckert	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/NINA C. GROOMS Nina C. Grooms	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/RICHARD W. PAROD Richard W. Parod	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 22, 2024	/s/Jeffery A. Leonard
Jeffery A. Leonard
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/Ian M. Eckert
Ian M. Eckert
Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of evidence over the existence of inventory
As discussed in Note 6 to the consolidated financial statements, the value of inventory was $377 million as of December 31, 2023. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 29 principal manufacturing plants located in six countries.

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

San Antonio, Texas
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
February 22, 2024

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,919	$47,016
Accounts receivable, net	362,007	317,581
Inventories, net	377,480	352,553
Prepaid expenses and other current assets	12,497	9,144
Income tax receivable	54	916
Total current assets	803,957	727,210

Rental equipment, net	39,264	33,723

Property, plant and equipment	365,960	335,078
Less: Accumulated depreciation	(199,300)	(180,071)
Total property, plant and equipment, net	166,660	155,007

Goodwill	206,536	195,858
Intangible assets, net	168,296	171,341
Deferred income taxes	1,375	969
Other non-current assets	23,298	24,400
Total assets	$1,409,386	$1,308,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$99,678	$97,537
Income taxes payable	12,529	6,592
Accrued liabilities	86,711	71,368
Current maturities of long-term debt and finance lease obligations	15,008	15,009
Total current liabilities	213,926	190,506

Long-term debt and finance lease obligations, net of current maturities	220,269	286,943
Long-term tax liability	2,634	3,781
Other long-term liabilities	23,694	23,668
Deferred income taxes	16,100	18,250
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 11,964,181 and 11,913,890 outstanding at December 31, 2023 and December 31, 2022, respectively	1,196	1,191
Additional paid-in capital	137,791	129,820
Treasury stock, at cost; 82,600 shares at December 31, 2023 and December 31, 2022	(4,566)	(4,566)
Retained earnings	852,859	727,183
Accumulated other comprehensive loss	(54,517)	(68,268)
Total stockholders’ equity	932,763	785,360
Total liabilities and stockholders’ equity	$1,409,386	$1,308,508

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net sales:
Vegetation Management	$979,040	$937,065	$812,676
Industrial Equipment	710,611	576,551	521,547
Total net sales	1,689,651	1,513,616	1,334,223
Cost of sales	1,236,007	1,137,098	999,709
Gross profit	453,644	376,518	334,514

Selling, general and administrative expenses	240,158	212,649	202,939
Amortization expense	15,519	15,277	14,637
Income from operations	197,967	148,592	116,938

Interest expense	(26,093)	(14,361)	(10,533)
Interest income	1,485	752	1,149
Other income (expense)	1,761	(673)	1,944
Income before income taxes	175,120	134,310	109,498

Provision for income taxes	38,959	32,382	29,253
Net income	$136,161	$101,928	$80,245

Net income per common share:
Basic	$11.42	$8.58	$6.78
Diluted	$11.36	$8.54	$6.75
Average common shares:
Basic	11,920	11,877	11,837
Diluted	11,987	11,934	11,896

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$136,161	$101,928	$80,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (expense) benefit of $(949), $1,069, and $(344)	13,644	(23,032)	(15,800)
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $282, $(497), and $(1,405), respectively	(1,231)	2,047	5,298
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(391), $(194), and $(356), respectively	1,338	1,707	1,838
Other comprehensive income (loss), net of tax	$13,751	$(19,278)	$(8,664)
Comprehensive income	$149,912	$82,650	$71,581

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,727	$1,181	$118,528	$(4,566)	$560,186	$(40,326)	$635,003
Other comprehensive income	—	—	—	—	80,245	(8,664)	71,581
Stock-based compensation expense	—	—	5,987	—	—	—	5,987
Stock-based compensation transactions	64	6	(287)	—	—	—	(281)
Dividends paid ($0.56 per share)	—	—	—	—	(6,627)	—	(6,627)
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	101,928	(19,278)	82,650
Stock-based compensation expense	—	—	5,561	—	—	—	5,561
Stock-based compensation transactions	40	4	31	—	—	—	35
Dividends paid ($0.72 per share)	—	—	—	—	(8,549)	—	(8,549)
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	136,161	13,751	149,912
Stock-based compensation expense	—	—	7,424	—	—	—	7,424
Stock-based compensation transactions	51	5	547	—	—	—	552
Dividends paid ($0.88 per share)	—	—	—	—	(10,485)	—	(10,485)
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating Activities
Net income	$136,161	$101,928	$80,245
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	253	424	506
Depreciation - PP&E	23,665	23,673	21,229
Depreciation - Rental	8,789	7,739	8,613
Amortization of intangibles	15,519	15,277	14,637
Amortization of debt issuance	703	667	667
Stock-based compensation expense	7,424	5,561	5,987
Provision for deferred income tax benefit	(4,253)	(2,337)	(1,182)
Gain on sale of property, plant and equipment	(6,621)	(161)	(3,779)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,293)	(85,055)	(27,571)
Inventories	(10,844)	(37,739)	(78,463)
Rental equipment	(13,930)	(9,196)	1,138
Prepaid expenses and other	(835)	(6,146)	(6,994)
Trade accounts payable and accrued liabilities	4,813	(2,879)	32,532
Income taxes payable	6,705	2,934	4,648
Long term tax payable	(1,147)	(635)	462
Other assets and liabilities, net	45	475	(3,008)
Net cash provided by operating activities	131,154	14,530	49,667

Investing Activities
Acquisitions, net of cash acquired	(27,560)	(2,000)	(17,798)
Purchase of property, plant and equipment	(37,745)	(31,141)	(25,263)
Proceeds from sale of property, plant and equipment	12,682	1,566	9,667
Purchase of patents	—	(163)	(44)
Net cash used in investing activities	(52,623)	(31,738)	(33,438)

Financing Activities
Borrowings on bank revolving credit facility	183,000	222,000	188,000
Repayment on bank revolving credit facility	(235,000)	(174,000)	(189,000)
Principal payments on long-term debt and capital leases	(14,948)	(15,031)	(15,093)
Dividends paid	(10,485)	(8,549)	(6,627)
Proceeds from exercise of stock options	1,586	803	1,676
Common stock repurchased	(1,034)	(768)	(1,957)
Net cash (used in) provided by financing activities	(76,881)	24,455	(23,001)

Effect of exchange rate changes on cash	3,253	(2,346)	(1,308)
Net change in cash and cash equivalents	4,903	4,901	(8,080)
Cash and cash equivalents at beginning of the year	47,016	42,115	50,195
Cash and cash equivalents at end of the year	$51,919	$47,016	$42,115
Cash paid during the year for:
Interest	$25,358	$14,575	$10,248
Income taxes	$37,330	$35,102	$32,865

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

The Company manufactures, distributes and services high quality tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, truck mounted highway attenuator trucks, forestry and tree maintenance equipment, snow removal equipment, leaf collection equipment, pothole patchers, zero turn radius mowers, agricultural implements and related aftermarket parts and services.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2023 and December 31, 2022, there was no restricted cash.
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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $24.7 million and $22.3 million on December 31, 2023 and December 31, 2022, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in costs of goods sold.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2023, 2022, and 2021 was approximately $23.2 million, $10.9 million and $10.2 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $13.4 million, $14.3 million, and $11.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2023, 2022, and 2021:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2023	2022	2021

Risk-free interest rate	4.05%	1.93%	1.25%
Dividend yield	0.5%	0.5%	0.4%
Volatility factors	32.1%	33.2%	33.9%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

2. ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. Upon adoption this ASU will likely result in incremental disclosures as required. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

3. BUSINESS COMBINATIONS

On October 10, 2023, the Company acquired 100% of the issued and outstanding equity capital of Royal Truck & Equipment, Inc. (“Royal Truck”). Royal Truck is a leading manufacturer of truck mounted highway attenuator trucks and other specialty trucks and equipment for the highway infrastructure and traffic control market. The primary reason for the Royal Truck acquisition was to acquire business operations in an adjacent market, highway safety and equipment, where the Company sees compelling future opportunities. The acquisition price was approximately $28 million subject to post closing adjustments. The Company has included the operating results of

Royal Truck in its consolidated financial statements since the date of acquisition, these results are considered immaterial.

4. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2023	2022	2021

Net income	$136,161	$101,928	$80,245

Average common shares:
Basic (weighted-average outstanding shares)	11,920	11,877	11,837
Dilutive potential common shares from stock options	67	57	59
Diluted (weighted-average outstanding shares)	11,987	11,934	11,896

Basic earnings per share	$11.42	$8.58	$6.78

Diluted earnings per share	$11.36	$8.54	$6.75

Stock options totaling 4,991 shares in 2023, 25,610 shares in 2022, and 15,586 shares in 2021 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2023
Reserve for sales discounts	$19,861	$159,235	$5	$(155,070)	$24,031
Reserve for inventory obsolescence	13,209	5,527	410	(10,161)	8,985
Reserve for warranty	9,340	13,809	313	(12,324)	11,138
2022
Reserve for sales discounts	$12,567	$137,553	$(21)	$(130,238)	$19,861
Reserve for inventory obsolescence	12,908	6,998	(277)	(6,420)	13,209
Reserve for warranty	9,953	11,290	(244)	(11,659)	9,340
2021
Reserve for sales discounts	$13,549	$116,114	$(688)	$(116,408)	$12,567
Reserve for inventory obsolescence	12,027	6,531	(146)	(5,504)	12,908
Reserve for warranty	9,096	10,727	(132)	(9,738)	9,953

Sales Discounts

On December 31, 2023, the Company had $24.0 million in reserves for sales discounts compared to $19.9 million on December 31, 2022 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

The Company had a reserve of $9.0 million on December 31, 2023 and $13.2 million on December 31, 2022 to cover obsolete and slow moving inventory. The decrease in the reserve was primarily attributable to the Company's Industrial Equipment Division. The reserve for inventory obsolescence is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $11.1 million on December 31, 2023 and $9.3 million on December 31, 2022 and is included in Note 11.

6. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Finished goods and parts	$338,675	$312,726
Work in process	30,616	22,273
Raw materials	8,189	17,554
Inventory, net	$377,480	$352,553

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2023	2022	Useful Lives
Land	$12,092	$12,792
Buildings and improvements	151,925	145,616	5-20 yrs.
Machinery and equipment	159,863	140,252	3-10 yrs.
Office furniture and equipment	15,603	13,270	3-7 yrs.
Computer software	15,528	13,551	3-7 yrs.
Transportation equipment	10,949	9,597	3 yrs.
Property, plant and equipment, at cost	365,960	335,078
Accumulated depreciation	(199,300)	(180,071)
Property, plant and equipment, net	$166,660	$155,007

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2021, 2022, and 2023 are as follows:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2020	$124,981	$70,151	$195,132
Translation adjustment	(1,510)	(708)	(2,218)
Goodwill acquired	9,492	—	9,492
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	(1,882)	(1,147)	(3,029)
Goodwill adjustment	(3,519)	—	(3,519)
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	1,337	476	1,813
Goodwill acquired	—	8,865	8,865
Balance at December 31, 2023	$128,899	$77,637	$206,536

9. INTANGIBLE ASSETS

The following is a summary of the Company's intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2023	December 31, 2022
Definite:
Trade names and trademarks	15-25 years	$72,834	$68,797
Customer and dealer relationships	8-15 years	137,744	129,338
Patents and developed technologies	3-12 years	28,558	28,437
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	—
Total at cost		243,536	230,772
Less accumulated amortization		(80,740)	(64,931)
Total net		162,796	165,841
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$168,296	$171,341

The Company's net carrying value at December 31, 2023 of intangible assets with definite useful lives consists of trade names and trademarks at $55.9 million, customer and dealer relationships at $89.3 million, patents and drawings at $15.7 million, and favorable leasehold interests at $1.7 million. As of December 31, 2023, the related accumulated amortization balance for the definite-lived assets were $16.9 million for trade names and trademarks, $48.5 million for customer and dealer relationships, $12.8 million for patents and drawings, and $2.5 million for favorable leasehold interests. The Company estimates amortization expense to be $15.5 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2023, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$9	$30
Interest on lease liabilities	1	1
Operating lease cost	6,137	5,783
Short-term lease cost	1,308	1,397
Variable lease cost	281	348
Total lease cost	$7,736	$7,559

As of December 31, 2023, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases
2024	$5,825
2025	4,842
2026	3,443
2027	1,887
2028	786
Thereafter	962
Total minimum lease payments	$17,745
Less imputed interest	(1,143)
Total lease liabilities	$16,602

Rental expense for operating leases was $7.7 million for 2023, $7.5 million for 2022, and $7.0 million for 2021.

Future Lease Commencements

As of December 31, 2023, we have additional operating leases that have not yet commenced in the amount of $2.4 million. These operating leases will commence in fiscal year 2024.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2023	2022
Other non-current assets	$16,279	$17,249

Accrued liabilities	5,295	4,685
Other long-term liabilities	11,307	12,849
Total operating lease liabilities	$16,602	$17,534
Weighted average remaining lease term	3.76 years	4.66 years
Weighted average discount rate	4.05%	3.30%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,490	$5,246

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2023	2022
Salaries, wages and bonuses	$43,503	$37,590
Lease liability	5,295	4,685
Taxes	1,965	2,426
Warranty	11,138	9,340
Retirement provision	2,785	2,588
Customer deposits	6,216	5,197
Other	15,809	9,542
Accrued liabilities	$86,711	$71,368

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2023 and 2022, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring or nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2023 and 2022.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2023	2022
Bank revolving credit facility	$—	$52,000
Term debt	235,201	249,928
Finance lease obligations	76	24
Total debt	235,277	301,952
Less current maturities	15,008	15,009
Total long-term debt	$220,269	$286,943

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

As of December 31, 2023, $235.2 million was outstanding under the Credit Agreement. Of the total outstanding, $235.2 million was on the Term Facility at a rate of 6.71%. On December 31, 2023, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.4 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2023, are as follows: $15.0 million in 2024; $15.1 million in 2025; $15.0 million in 2026; $190.2 million in 2027; and zero thereafter.

14. INCOME TAXES

Income Statement Components

Earnings before income taxes were as follows:

	December 31,
(in thousands)	2023	2022	2021
Income before income taxes:
Domestic	$121,065	$86,680	$74,070
Foreign	54,055	47,630	35,428
	$175,120	$134,310	$109,498

The components of income tax expense (benefit) were as follows:

	December 31,
(in thousands)	2023	2022	2021
Current:
Domestic	$24,168	$19,197	$16,846
Foreign	11,356	11,848	8,646
State	7,688	3,674	4,943
	43,212	34,719	30,435
Deferred:
Domestic	(4,451)	(2,246)	(679)
Foreign	353	(51)	(274)
State	(155)	(40)	(229)
	(4,253)	(2,337)	(1,182)
Total income taxes	$38,959	$32,382	$29,253

A reconciliation of the income tax at the Company’s U.S. statutory federal income tax rate to the provision for income tax follows. Some prior year components have been reclassified to conform to the current year presentation.

	December 31,
(in thousands)	2023	2022	2021
Income tax expense at statutory rates	$36,775	$28,205	$22,995
Increase (reduction) from:
Jurisdictional rate differences	2,766	1,989	1,599
Executive compensation limitations	183	481	1,314
Valuation allowance	(789)	(316)	(269)
Stock based compensation	(24)	122	(322)
U.S. state taxes	6,076	2,632	3,724
Foreign tax (credit) / expense	(371)	267	—
R&D credit (net)	(3,618)	(1,585)	(782)
Other credits	(628)	—	—
GILTI	109	500	—
FDII	(731)	(192)	—
Previously unrecognized tax (benefit) / expense	170	51	8
Other (net)	(959)	228	986
Provision for income taxes	$38,959	$32,382	$29,253
Effective tax rate	22.2%	24.1%	26.7%

Deferred Income Tax Assets and Liabilities

The components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Inventory basis difference	$3,580	$3,459
Accounts receivable reserve	798	334
Rental equipment and Property, plant and equipment	—	347
Stock based compensation	944	826
Pension liability	2,922	2,900
Employee benefit accrual	3,150	2,451
Product liability and warranty reserves	2,415	2,177
Foreign net operating loss	2,736	3,078
Lease liability	4,052	4,738
Capitalized R&D costs	10,335	4,230
Other	447	1,635

Total deferred income tax assets	$31,379	$26,175
Less: Valuation allowance	(2,512)	(3,637)

Net deferred income tax assets	$28,867	$22,538

Deferred income tax liabilities:
Inventory basis differences	$(75)	$(264)
Rental equipment and Property, plant and equipment	(17,074)	(14,373)
Lease asset	(3,941)	(4,637)
Intangible assets	(20,878)	(19,301)
Expenses not currently deductible for book purposes	(1,624)	(1,244)

Total deferred income tax liabilities	$(43,592)	$(39,819)

Net deferred income taxes	$(14,725)	$(17,281)

As of December 31, 2023, the Company had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. These foreign jurisdictions’ net operating loss carry-forwards are approximately $9.2 million, and substantially all of these foreign jurisdiction net operating losses have an unlimited carry-forward period.

The Company's valuation allowance as of December 31, 2023 related primarily to foreign net operating losses and as of December 31, 2022 related primarily to foreign net operating losses and foreign tax credits.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2023	2022
Balance as of beginning of year	$321	$270
Increases for tax positions related to the current year	252	156
Decreases due to lapse of statute of limitations	(83)	(105)
Balance as of end of year	$490	$321

The Company has adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2023, no interest or penalties have been accrued. With few exceptions, the Company’s open tax years for its federal and state income tax returns are for the tax years ended 2018 through 2023, and for tax years ended 2017 through 2023 for its foreign income tax returns.

The Company currently intends to permanently reinvest its earnings in certain foreign subsidiaries. No U.S. corporate income taxes or foreign withholding taxes should be imposed on future distributions of the earnings not permanently reinvested. If the amounts asserted as permanent reinvestment were distributed, the Company would be subject to approximately $6.4 million in withholding taxes.

15. COMMON STOCK

On January 2, 2024, the Board of Directors of the Company declared a quarterly dividend of $0.26 per share which was paid on January 29, 2024 to holders of record as of January 16, 2024. The Company also had a share repurchase program under which the Company had authorized to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. During 2023, the Company repurchased zero shares and the program terminated on December 12, 2023.

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2023		2022		2021
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	84,647	$106.43	87,610	$91.24	100,920	$68.58
Granted	14,425	178.25	17,625	137.93	18,900	156.38
Exercised	(21,260)	72.09	(14,780)	50.79	(30,210)	53.68
Canceled	(1,950)	148.08	(5,808)	114.48	(2,000)	130.92
Options outstanding at end of year	75,862	128.64	84,647	106.43	87,610	91.24
Options exercisable at end of year	34,027	$100.00	43,412	$78.50	49,360	$61.21
Options available for grant at end of year	273,558		286,033		297,850
*Weighted Averages

 Options outstanding and exercisable at December 31, 2023 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$52.51 - $83.99	12,225	2.23	$62.30	12,225	$62.30
$92.50 - $138.75	34,852	6.65	$120.20	16,432	$109.62
$156.38 - $234.57	28,785	8.13	$167.04	5,370	$156.38
Total	75,862			34,027
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2023, 2022, and 2021 were $76.10, $52.70 and $59.01, respectively. Stock option expense was $0.8 million, $0.6 million and $0.6 million for years ending 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2023	2022	2021
Options available for grant at end of year	356,156	381,531	423,969

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2023		2022		2021
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	1,000	$53.51	2,000	$53.51	3,000	$53.51
Granted	—	—	—	—	—	—
Exercised	(1,000)	53.51	(1,000)	53.51	(1,000)	53.51
Canceled	—	—	—	—	—	—
Options outstanding at end of year	—	—	1,000	53.51	2,000	53.51
Options exercisable at end of year	—	$—	1,000	$53.51	2,000	$53.51
*Weighted Averages

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards ("RSA")/Units for the periods indicated:

	2023		2022		2021
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	97,630	$133.67	80,616	$129.53	91,043	$104.77
Granted	45,267	178.66	48,396	133.70	35,224	157.00
Exercised	(33,847)	129.51	(29,922)	122.19	(45,651)	101.36
Canceled	(15,072)	118.97	(1,460)	143.82	—	—
Awards outstanding at end of year	93,978	$158.99	97,630	$133.67	80,616	$129.53
*Weighted Averages

Restricted stock awards vest over a three year period. The weighted-average remaining contractual life in years for 2023, 2022 and 2021 was 1.51, 1.41 and 1.61, respectively. Compensation expense was $6.6 million, $4.9 million and $5.4 million for years ending 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

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

The Gradall Company Employees’ Retirement Plan covers approximately 245 former employees and 47 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2023	2022
Change in projected benefit obligation
Benefit obligation at beginning of year	$17,271	$22,564
Service cost	2	4
Interest cost	848	604
Liability actuarial (gain) loss	(35)	(4,761)
Benefits paid	(1,139)	(1,140)
Benefit obligation at end of year	$16,947	$17,271
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$18,269	$23,671
Return on plan assets	1,645	(4,262)
Employer contributions	—	—
Benefits paid	(1,139)	(1,140)
Fair value of plan assets at end of year	18,775	18,269
Funded status	$1,828	$998

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

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2023	2022
Discount rate	4.90%	5.10%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2023	2022
Discount rate	5.10%	2.75%
Long-term rate of return on plan assets	6.00%	6.00%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2023	2022
Service cost	$2	$4
Interest cost	848	604
Expected return on plan assets	(1,058)	(1,384)
Amortization of net loss	1,031	182
Net periodic benefit cost	$823	$(594)

 The Company estimates that $0.8 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2024.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2023	2022
Equity securities	10%	36%
Debt securities	88%	62%
Short-term investments	2%	2%
Other	—%	—%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$148	$148	$—	$—
Large Cap	106	106	—	—
International	221	221	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution CIT I	11,997	—	11,997	—
Wells Fargo Liability Driven Solution CIT II	4,501	—	4,501	—
Wells Fargo BlackRock International Equity	142	—	142	—
Wells Fargo/Causeway International Value	134	—	134	—
Wells Fargo BlackRock Large Cap Growth Index Fund	214	—	214	—
Wells Fargo BlackRock Large Cap Value Index Fund	214	—	214	—
Wells Fargo Multi-Manager Small Cap	229	—	229	—
Wells Fargo BlackRock Russell 2000 Index Fund	76	—	76	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	99	—	99	—
Wells Fargo/MFS Value CIT F	106	—	106	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	106	—	106	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	106	—	106	—

Cash & Short-term Investments	376	376	—	—
Total	$18,775	$851	$17,924	$—

(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$512	$512	$—	$—
International	743	743	—	—

Common/Collective Trusts:
Wells Fargo Liability Driven Solution CIT I	7,815	—	7,815	—
Wells Fargo Liability Driven Solution CIT II	3,550		3,550
Wells Fargo BlackRock International Equity	488	—	488	—
Wells Fargo/Causeway International Value	464	—	464	—
Wells Fargo BlackRock Large Cap Growth Index Fund	724	—	724	—
Wells Fargo BlackRock Large Cap Value Index Fund	744	—	744	—
Wells Fargo Multi-Manager Small Cap	785	—	785	—
Wells Fargo BlackRock Russell 2000 Index Fund	261	—	261	—
Wells Fargo BlackRock S&P Mid Cap Index Fund	320	—	320	—
Wells Fargo/MFS Value CIT F	359	—	359	—
Wells Fargo/T. Rowe Price Large-Cap Growth Managed CIT	359	—	359	—
Wells Fargo/T. Rowe Price Equity Income Managed CIT	356	—	356	—
Wells Fargo Voya Large Cap Growth CIT F	357	—	357	—

Cash & Short-term Investments	432	432	—	—
Total	$18,269	$1,687	$16,582	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2023 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2023. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2024	$1,264
2025	1,282
2026	1,282
2027	1,279
2028	1,262
Years 2029 through 2033	6,021

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2023, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2023 and 2022, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2023	2022
Benefit obligation at January 1,	$9,552	$11,326
Service cost	204	284
Interest cost	470	278
Liability actuarial loss (gain)	386	(2,023)
Benefits paid	(349)	(313)
Benefit obligation at December 31,	$10,263	$9,552

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2023	2022
Service cost	$204	$284
Interest cost	470	278
Amortization of prior service cost	381	420
Amortization of net (gain)/loss	(2)	440
Net periodic benefit cost	$1,053	$1,422

The Company estimates that $0.4 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income into net periodic benefit costs during 2024.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2023	2022
Discount rate	4.80%	5.05%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2023	2022
Discount rate	5.05%	2.50%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2024	$557
2025	656
2026	888
2027	890
2028	892
Years 2029 through 2033	4,448

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.5 million, $0.5 million, and $0.5 million to the IAM Plan for the plan years ended December 31, 2023, 2022 and 2021, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2023, 2022 and 2021 were $4.5 million, $4.2 million, and $3.9 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $1.1 million, $0.9 million, and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2023	2022	2021
Net Sales
Wholegoods	$1,347,264	$1,185,885	$1,024,158
Parts	286,164	280,261	262,432
Other *	56,223	47,470	47,633
Consolidated	$1,689,651	$1,513,616	$1,334,223
    *Other includes rental sales, extended warranty sales and service sales as it is considered immaterial.

The Company’s sales are principally within the United States, United Kingdom, France, Canada, Brazil, Netherlands and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users, related independent contractors, as well as to the agricultural and commercial turf markets.

The Company has included a summary of the financial information by reporting segment. The following table presents the revenue and income from operations by reporting segment for the years ended December 31, 2023, 2022, and 2021:

	December 31,
(in thousands)	2023	2022	2021
Net Revenue
Vegetation Management	$979,040	$937,065	$812,676
Industrial Equipment	710,611	576,551	521,547
Consolidated	$1,689,651	$1,513,616	$1,334,223

Income from Operations
Vegetation Management	$122,084	$108,508	$78,917
Industrial Equipment	75,883	40,084	38,021
Consolidated	$197,967	$148,592	$116,938

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Goodwill
Vegetation Management	$128,899	$127,562
Industrial Equipment	77,637	68,296
Consolidated	$206,536	$195,858

Identifiable Assets
Vegetation Management	$893,582	$866,974
Industrial Equipment	515,804	441,534
Consolidated	$1,409,386	$1,308,508

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Twelve Months Ended December 31,
	2023				2022
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(65,429)	$(3,310)	$471	$(68,268)	$(42,397)	$(5,017)	$(1,576)	$(48,990)
Other comprehensive income (loss) before reclassifications	13,644	—	(1,912)	11,732	(23,032)	—	1,512	(21,520)
Amounts reclassified from accumulated other comprehensive loss	—	1,338	681	2,019	—	1,707	535	2,242
Other comprehensive income (loss)	13,644	1,338	(1,231)	13,751	(23,032)	1,707	2,047	(19,278)
Balance as of end of period	$(51,785)	$(1,972)	$(760)	$(54,517)	$(65,429)	$(3,310)	$471	$(68,268)

20. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2023	2022	2021
Net sales	$465,827	$420,678	$363,339
Income from operations	60,774	48,893	34,561
Income before income taxes	59,630	51,206	37,051
Identifiable assets	387,165	364,752	352,187

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2023	2022	2021
Geographic net sales:
United States	$1,208,068	$1,080,893	$953,024
France	96,946	89,629	92,052
Canada	134,254	95,799	83,392
United Kingdom	73,179	69,454	57,386
Brazil	43,990	46,841	31,365
Netherlands	33,461	23,304	27,964
Germany	11,790	9,115	8,977
Australia	27,480	26,117	20,980
Other	60,483	72,464	59,083
Total net sales	$1,689,651	$1,513,616	$1,334,223
Geographic location of long-lived assets:
United States	$476,371	$457,075	$461,341
Netherlands	27,872	28,428	32,262
Canada	32,551	32,165	32,132
United Kingdom	34,349	31,767	36,569
France	19,681	18,728	19,781
Brazil	13,218	12,175	10,408
Australia	1,097	670	790
Total long-lived assets	$605,139	$581,008	$593,283

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