Form 10-Q
period 2024-03-31
ALAMO GROUP INC
filed 2024-05-02
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

At April 26, 2024, 12,052,689 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	March 31, 2024 and December 31, 2023

	Interim Condensed Consolidated Statements of Income	4
	Three Months Ended March 31, 2024 and March 31, 2023

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three Months Ended March 31, 2024 and March 31, 2023

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2024 and March 31, 2023

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2024 and March 31, 2023

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	22

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$121,802	$51,919
Accounts receivable, net	392,940	362,007
Inventories, net	384,488	377,480
Prepaid expenses and other current assets	16,226	12,497
Income tax receivable	75	54
Total current assets	915,531	803,957

Rental equipment, net	43,102	39,264

Property, plant and equipment	369,233	365,960
Less: Accumulated depreciation	(204,423)	(199,300)
Total property, plant and equipment, net	164,810	166,660

Goodwill	205,452	206,536
Intangible assets, net	163,909	168,296
Deferred income taxes	1,388	1,375
Other non-current assets	25,228	23,298

Total assets	$1,519,420	$1,409,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$103,409	$99,678
Income taxes payable	17,596	12,529
Accrued liabilities	77,349	86,711
Current maturities of long-term debt and finance lease obligations	15,008	15,008
Total current liabilities	213,362	213,926

Long-term debt and finance lease obligations, net of current maturities	306,525	220,269
Long-term tax liability	2,633	2,634
Other long-term liabilities	24,335	23,694
Deferred income taxes	16,009	16,100

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 11,996,041 and 11,964,181 outstanding at March 31, 2024 and December 31, 2023, respectively	1,200	1,196
Additional paid-in-capital	139,022	137,791
Treasury stock, at cost; 82,600 shares at March 31, 2024 and December 31, 2023, respectively	(4,566)	(4,566)
Retained earnings	881,876	852,859
Accumulated other comprehensive loss	(60,976)	(54,517)
Total stockholders’ equity	956,556	932,763

Total liabilities and stockholders’ equity	$1,519,420	$1,409,386

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net sales:
Vegetation Management	$223,747	$256,435
Industrial Equipment	201,839	155,336
Total net sales	425,586	411,771
Cost of sales	313,954	299,264
Gross profit	111,632	112,507

Selling, general and administrative expenses	60,594	59,668
Amortization expense	4,059	3,815
Income from operations	46,979	49,024

Interest expense	(6,091)	(5,940)
Interest income	801	383
Other income (expense), net	98	1,002
Income before income taxes	41,787	44,469
Provision for income taxes	9,667	11,120
Net Income	$32,120	$33,349

Net income per common share:
Basic	$2.69	$2.80
Diluted	$2.67	$2.79
Average common shares:
Basic	11,944	11,899
Diluted	12,020	11,962

Dividends declared	$0.26	$0.22

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$32,120	$33,349
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $379 and $(173), respectively	(7,272)	4,546
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(69) and $(65), respectively	235	282
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $(169) and $59, respectively	578	(414)
Other comprehensive income (loss), net of tax	(6,459)	4,414
Comprehensive income	$25,661	$37,763

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income (loss)	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556

See accompanying notes.

For three months ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating Activities
Net income	$32,120	$33,349
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	79	313
Depreciation - Property, plant and equipment	6,580	5,521
Depreciation - Rental equipment	2,355	2,105
Amortization of intangibles	4,059	3,815
Amortization of debt issuance	176	176
Stock-based compensation expense	2,125	1,699
Provision for deferred income tax	148	436
Loss (Gain) on sale of property, plant and equipment	151	(1,716)
Changes in operating assets and liabilities:
Accounts receivable	(33,154)	(44,825)
Inventories	(9,185)	(8,703)
Rental equipment	(6,206)	(4,502)
Prepaid expenses and other assets	(4,974)	380
Trade accounts payable and accrued liabilities	180	4,564
Income taxes payable	5,160	8,783
Other assets and long-term liabilities, net	1,510	(189)
Net cash provided by operating activities	1,124	1,206

Investing Activities
Purchase of property, plant and equipment	(6,653)	(8,999)
Proceeds from sale of property, plant and equipment	749	2,533
Net cash used in investing activities	(5,904)	(6,466)

Financing Activities
Borrowings on bank revolving credit facility	134,000	91,000
Repayments on bank revolving credit facility	(44,000)	(18,000)
Principal payments on long-term debt and finance leases	(3,813)	(3,753)
Contingent consideration payment from acquisition	(4,402)	—
Dividends paid	(3,103)	(2,615)
Proceeds from exercise of stock options	728	877
Common stock repurchased	(1,618)	(736)
Net cash provided by financing activities	77,792	66,773

Effect of exchange rate changes on cash and cash equivalents	(3,129)	791
Net change in cash and cash equivalents	69,883	62,304
Cash and cash equivalents at beginning of the year	51,919	47,016
Cash and cash equivalents at end of the period	$121,802	$109,320

Cash paid during the period for:
Interest	$5,830	$5,065
Income taxes	5,306	3,042
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2024

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K").

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

2. Business Combinations
On October 10, 2023, the Company acquired 100% of the issued and outstanding equity capital of Royal Truck & Equipment, Inc. (“Royal Truck”). Royal Truck is a leading manufacturer of truck mounted highway attenuator trucks and other specialty trucks and equipment for the highway infrastructure and traffic control market. The primary reason for the Royal Truck acquisition was to acquire business operations in an adjacent market, highway safety and equipment, where the Company sees compelling future opportunities. The acquisition price was approximately $32 million. The Company completed its review of the valuation of the purchase price allocation for Royal Truck during the first quarter of 2024. The Company has included the operating results of Royal Truck in its consolidated financial statements since the date of acquisition, these results are considered immaterial.

3. Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At March 31, 2024 the Company had $26.9 million in reserves for sales discounts compared to $24.0 million at December 31, 2023 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Finished goods	$346,730	$338,675
Work in process	30,192	30,616
Raw materials	7,566	8,189
Inventories, net	$384,488	$377,480

Inventory obsolescence reserves were $8.5 million at March 31, 2024 and $9.0 million at December 31, 2023.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $24.3 million and $24.7 million at March 31, 2024 and December 31, 2023, respectively. The Company recognized depreciation expense of $2.4 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2024 and December 31, 2023, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2024:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2023	$128,899	$77,637	$206,536
Translation adjustment	(584)	(382)	(966)
Goodwill adjustment	—	(118)	(118)
Balance at March 31, 2024	$128,315	$77,137	$205,452

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2024	December 31, 2023
Definite:
Trade names and trademarks	15-25 years	$72,590	$72,834
Customer and dealer relationships	8-15 years	137,548	137,744
Patents and drawings	3-12 years	28,469	28,558
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		243,007	243,536
Less accumulated amortization		(84,598)	(80,740)
Total net		158,409	162,796
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$163,909	$168,296

The Company recognized amortization expense of $4.1 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$2	$3
Interest on lease liabilities	—	—
Operating lease cost	1,662	1,458
Short-term lease cost	475	324
Variable lease cost	73	76
Total lease cost	$2,212	$1,861

Rent expense for the three months ended March 31, 2024 and 2023 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2024		December 31, 2023
2024	$4,749	*	$5,825
2025	5,499		4,842
2026	4,065		3,443
2027	2,414		1,887
2028	1,222		786
Thereafter	1,787		962
Total minimum lease payments	$19,736		$17,745
Less imputed interest	(1,514)		(1,143)
Total operating lease liabilities	$18,222		$16,602
*Period ended March 31, 2024 represents the remaining nine months of 2024.
Future Lease Commencements

As of March 31, 2024, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $2.4 million. These operating leases will commence in fiscal year 2024 with lease terms of 3 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2024	December 31, 2023
Other non-current assets	$17,972	$16,279

Accrued liabilities	5,693	5,295
Other long-term liabilities	12,529	11,307
Total operating lease liabilities	$18,222	$16,602

Weighted Average Remaining Lease Term	4.04 years	3.76 years
Weighted Average Discount Rate	4.30%	4.05%

Supplemental Cash Flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,550	$1,304

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Current Maturities:
Finance lease obligations	$8	$8
Term debt	15,000	15,000
	15,008	15,008
Long-term debt:
Finance lease obligations	5	68
Term debt, net	216,520	220,201
Bank revolving credit facility	90,000	—
Total Long-term debt	306,525	220,269
Total debt	$321,533	$235,277

As of March 31, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $307.4 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2024	2023

Dividends declared	$0.26	$0.22
Dividends paid	$0.26	$0.22

On April 1, 2024, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.26 per share, which was paid on April 29, 2024, to shareholders of record at the close of business on April 16, 2024.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2024	2023
Net Income	$32,120	$33,349
Average Common Shares:
Basic (weighted-average outstanding shares)	11,944	11,899
Dilutive potential common shares from stock options	76	63
Diluted (weighted-average outstanding shares)	12,020	11,962

Basic earnings per share	$2.69	$2.80
Diluted earnings per share	$2.67	$2.79

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2024	2023
Net Sales
Wholegoods	$343,579	$329,768
Parts	69,501	69,373
Other	12,506	12,630
Consolidated	$425,586	$411,771

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2024	2023
Net Sales
United States	$293,802	$291,579
Canada	38,886	26,865
France	26,172	24,202
United Kingdom	24,211	21,604
Brazil	12,204	11,513
Netherlands	10,344	9,792
Australia	4,504	7,782
Germany	2,819	2,469
Other	12,644	15,965
Consolidated	$425,586	$411,771

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Sales
Vegetation Management	$223,747	$256,435
Industrial Equipment	201,839	155,336
Consolidated	$425,586	$411,771

Income from Operations
Vegetation Management	$21,679	$36,508
Industrial Equipment	25,300	12,516
Consolidated	$46,979	$49,024

(in thousands)	March 31, 2024	December 31, 2023
Goodwill
Vegetation Management	$128,315	$128,899
Industrial Equipment	77,137	77,637
Consolidated	$205,452	$206,536

Total Identifiable Assets
Vegetation Management	$967,698	$893,582
Industrial Equipment	551,722	515,804
Consolidated	$1,519,420	$1,409,386

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(51,785)	$(1,972)	$(760)	$(54,517)	$(65,429)	$(3,310)	$471	$(68,268)
Other comprehensive income (loss) before reclassifications	(7,272)	—	483	(6,789)	4,546	—	(940)	3,606
Amounts reclassified from accumulated other comprehensive (income) loss	—	235	95	330	—	282	526	808
Other comprehensive income (loss)	(7,272)	235	578	(6,459)	4,546	282	(414)	4,414
Balance as of end of period	$(59,057)	$(1,737)	$(182)	$(60,976)	$(60,883)	$(3,028)	$57	$(63,854)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended March 31,
	2024	2023
Vegetation Management	52.6%	62.3%
Industrial Equipment	47.4%	37.7%
Total sales, net	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended March 31,
	2024	2023
Gross profit	26.2%	27.3%
Income from operations	11.0%	11.9%
Income before income taxes	9.8%	10.8%
Net income	7.5%	8.1%

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

We experienced strong demand for industrial equipment during the first three months of 2024 while demand for forestry, tree care, and agricultural mowing products has weakened as was reflected in our top line growth. Margins declined slightly due to weaker Vegetation Management Division sales that slowed our production cadence and adversely impacted production efficiency.

For the first three months of 2024, the Company's net sales increased by 3%, and net income decreased by 4% compared to the same period in 2023. The increase in net sales was primarily driven by industrial product demand, partially offset by a decline in forestry, tree care, and agricultural mowing product demand. The decrease in net income was largely driven by the decline in forestry, tree care, and agricultural mowing product demand.

The Company's Vegetation Management Division experienced a 13% decrease in sales for the first three months of 2024 compared to the first three months of 2023 that was driven by weaker shipments of forestry, tree care and agricultural mowing products. The Division's backlog has declined by 48% compared to the same period in 2023, primarily driven by softness in incoming orders, specifically in the forestry and North American agricultural mowing markets. As a result, the Division's income from operations for the three months of 2024 declined 41% versus the same period in 2023.

The Company's Industrial Equipment Division sales increased in the first three months of 2024 by 30% as compared to the first three months of 2023. Industrial Equipment sales were strong in all product lines with excavators, vacuum trucks, and safety contributing the most to year on year growth. The Division's income from operations for the first three months of 2024 was up 102% versus the same period in 2023, due to the increased demand.

Consolidated income from operations was $47.0 million in the first three months of 2024 compared to $49.0 million in the first three months of 2023, a decrease of 4%. The Company's backlog of $831.3 million at the end of the first three months of 2024 is down 16% versus a backlog of $994.8 million at the end of the first three months of 2023.

While the supply chain performance has broadly improved, disruptions relating to chassis frames, transmissions, and hydraulics continue to negatively impact performance. In addition, the Company may also be negatively affected by several other factors such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the ongoing war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in the “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

Results of Operations

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Net sales for the first quarter of 2024 were $425.6 million, an increase of $13.8 million or 3% compared to $411.8 million for the first quarter of 2023. Net sales during the first quarter of 2024 improved due to industrial product demand, partially offset by a decline in forestry, tree care, and agricultural mowing product demand. Negatively affecting the first quarter of 2024 were disruptions in certain areas of our supply chain, although the supply chain broadly improved compared to previous quarters.

Net Vegetation Management sales decreased by $32.7 million or 13% to $223.7 million for the first quarter of 2024 compared to $256.4 million during the same period in 2023. The decrease was due to weaker demand for forestry, tree care, and agricultural mowing products.

Net Industrial Equipment sales were $201.8 million in the first quarter of 2024 compared to $155.3 million for the same period in 2023, an increase of $46.5 million or 30%. The increase was due to solid results in all product lines, particularly excavators, vacuum trucks, and safety contributing the most to year on year growth.

Gross profit for the first quarter of 2024 was $111.6 million (26% of net sales) compared to $112.5 million (27% of net sales) during the same period in 2023, a decrease of $0.9 million. The decrease in gross profit during the first quarter of 2024 compared to the first quarter of 2023 was primarily attributable to weaker mix between our Vegetation and Industrial Divisions. This resulted in slightly lower gross margins compared to the first quarter of 2023. Profitability in the quarter also decreased due to production inefficiencies resulting from volume decline in Vegetation Management.

Selling, general and administrative expenses (“SG&A”) were $60.6 million (14% of net sales) during the first quarter of 2024 compared to $59.7 million (14% of net sales) during the same period of 2023, an increase of $0.9 million. The increase in SG&A expense in the first quarter of 2024 compared to the first quarter of 2023 was attributable to labor cost inflation. Amortization expense in the first quarter of 2024 was $4.1 million compared to $3.8 million in the same period in 2023.

Interest expense was $6.1 million for the first quarter of 2024 compared to $5.9 million during the same period in 2023. The increase in interest expense in the first quarter of 2024 was mainly due to higher interest rates compared to the first quarter of 2023.

Other income (expense), net was $0.1 million of income for the first quarter of 2024 compared to $1.0 million of income during the same period in 2023. The income in the first quarter of 2023 was primarily a result from a gain of approximately $1.7 million related to a sale of a manufacturing facility, partially offset by more favorable currency exchange rates in the first quarter of 2024.

Provision for income taxes was $9.7 million (23% of income before income tax) in the first quarter of 2024 compared to $11.1 million (25% of income before income tax) during the same period in 2023. The decrease in the tax rate for the first quarter of 2024 was largely a result of a favorable research and development tax settlement with the Brazilian government.

The Company’s net income after tax was $32.1 million or $2.67 per share on a diluted basis for the first quarter of 2024 compared to $33.3 million or $2.79 per share on a diluted basis for the first quarter of 2023.  The decrease of $1.2 million resulted from the factors described above.

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

As of March 31, 2024, the Company had working capital of $702.2 million which represents an increase of $112.2 million from working capital of $590.0 million at December 31, 2023. The increase in working capital was primarily a result of cash and cash equivalents and volume-driven increases in accounts receivable.

Capital expenditures were $6.7 million for the first three months of 2024, compared to $9.0 million during the first three months of 2023. The Company expects a capital expenditure level of approximately $35.0 million to $45.0 million for the full year of 2024. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $5.9 million during the first three months of 2024 compared to $6.5 million during the first three months of 2023.
Net cash provided by financing activities was $77.8 million and $66.8 million during the three month periods ended March 31, 2024 and March 31, 2023, respectively. Higher net cash provided by financing activities for the first three months of 2024 relates to increased net borrowings on the Company's credit facility.

The Company had $116.0 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2024. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of March 31, 2024, $322.5 million was outstanding under the 2022 Credit Agreement, $232.5 million on the Term Facility and $90.0 million on the Revolver Facility. On March 31, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $307.4 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2024.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2023 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2023 Form 10-K.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $7.3 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $3.6 million for the three month period ended March 31, 2024.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2024 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.6 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Vice President & Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Vice President & Chief Accounting Officer (Principal Accounting Officer), concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K").

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2023 Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

May 2, 2024	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Richard J. Wehrle
Richard J. Wehrle
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Ian M. Eckert
Ian M. Eckert
Vice President, Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)