Form 10-Q
period 2024-06-30
ALAMO GROUP INC
filed 2024-07-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

At July 26, 2024, 12,059,984 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	June 30, 2024 and December 31, 2023

	Interim Condensed Consolidated Statements of Income	4
	Three and Six Months Ended June 30, 2024 and June 30, 2023

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Six Months Ended June 30, 2024 and June 30, 2023

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2024 and June 30, 2023

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2024 and June 30, 2023

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	24

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$118,535	$51,919
Accounts receivable, net	388,512	362,007
Inventories, net	385,136	377,480
Prepaid expenses and other current assets	14,830	12,497
Income tax receivable	463	54
Total current assets	907,476	803,957

Rental equipment, net	46,630	39,264

Property, plant and equipment	371,699	365,960
Less: Accumulated depreciation	(210,096)	(199,300)
Total property, plant and equipment, net	161,603	166,660

Goodwill	204,766	206,536
Intangible assets, net	159,708	168,296
Deferred income taxes	1,402	1,375
Other non-current assets	24,385	23,298

Total assets	$1,505,970	$1,409,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$102,947	$99,678
Income taxes payable	12,829	12,529
Accrued liabilities	76,772	86,711
Current maturities of long-term debt and finance lease obligations	15,008	15,008
Total current liabilities	207,556	213,926

Long-term debt and finance lease obligations, net of current maturities	278,591	220,269
Long-term tax liability	490	2,634
Other long-term liabilities	23,964	23,694
Deferred income taxes	15,653	16,100

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,009,707 and 11,964,181 outstanding at June 30, 2024 and December 31, 2023, respectively	1,201	1,196
Additional paid-in-capital	142,147	137,791
Treasury stock, at cost; 82,600 shares at June 30, 2024 and December 31, 2023, respectively	(4,566)	(4,566)
Retained earnings	907,089	852,859
Accumulated other comprehensive loss	(66,155)	(54,517)
Total stockholders’ equity	979,716	932,763

Total liabilities and stockholders’ equity	$1,505,970	$1,409,386

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales:
Vegetation Management	$211,535	$261,346	$435,282	$517,781
Industrial Equipment	204,768	179,348	406,607	334,684
Total net sales	416,303	440,694	841,889	852,465
Cost of sales	308,122	322,620	622,076	621,884
Gross profit	108,181	118,074	219,813	230,581

Selling, general and administrative expenses	60,817	59,858	121,411	119,526
Amortization expense	4,055	3,824	8,114	7,639
Income from operations	43,309	54,392	90,288	103,416

Interest expense	(6,098)	(6,837)	(12,189)	(12,777)
Interest income	514	357	1,315	740
Other income (expense), net	(65)	(1,046)	33	(44)
Income before income taxes	37,660	46,866	79,447	91,335
Provision for income taxes	9,336	10,492	19,003	21,612
Net Income	$28,324	$36,374	$60,444	$69,723

Net income per common share:
Basic	$2.36	$3.05	$5.05	$5.85
Diluted	$2.35	$3.03	$5.02	$5.82
Average common shares:
Basic	11,974	11,921	11,959	11,910
Diluted	12,044	11,993	12,032	11,977

Dividends declared	$0.26	$0.22	$0.52	$0.44

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$28,324	$36,374	$60,444	$69,723
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $8 and $(241), and $387 and $(414), respectively	(5,509)	7,616	(12,781)	12,162
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(68) and $(99), and $(137) and $(164), respectively	235	283	470	565
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $(28) and $0, and $(197) and $59, respectively	95	—	673	(414)
Other comprehensive income (loss), net of tax	(5,179)	7,899	(11,638)	12,313
Comprehensive income	$23,145	$44,273	$48,806	$82,036

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income (loss)	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556
Other comprehensive income (loss)	—	—	—	—	28,324	(5,179)	23,145
Stock-based compensation expense	—	—	2,633	—	—	—	2,633
Stock-based compensation transactions	14	1	492	—	—	—	493
Dividends paid ($0.26 per share)	—	—	—	—	(3,111)	—	(3,111)
Balance at June 30, 2024	11,927	$1,201	$142,147	$(4,566)	$907,089	$(66,155)	$979,716

See accompanying notes.

For six months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348
Other comprehensive income	—	—	—	—	36,374	7,899	44,273
Stock-based compensation expense	—	—	1,869	—	—	—	1,869
Stock-based compensation transactions	17	2	72	—	—	—	74
Dividends paid ($0.22 per share)	—	—	—	—	(2,622)	—	(2,622)
Balance at June 30, 2023	11,876	$1,196	$133,598	$(4,566)	$791,669	$(55,955)	$865,942

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating Activities
Net income	$60,444	$69,723
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	508	244
Depreciation - Property, plant and equipment	13,279	11,270
Depreciation - Rental equipment	4,814	4,259
Amortization of intangibles	8,114	7,639
Amortization of debt issuance	351	351
Stock-based compensation expense	4,758	3,568
Provision for deferred income tax	(21)	105
Loss (Gain) on sale of property, plant and equipment	126	(2,058)
Changes in operating assets and liabilities:
Accounts receivable	(30,657)	(57,260)
Inventories	(11,160)	(13,273)
Rental equipment	(12,198)	(6,889)
Prepaid expenses and other assets	(3,348)	(415)
Trade accounts payable and accrued liabilities	(34)	17,435
Income taxes payable	9	4,586
Long-term tax payable	(2,143)	(1,317)
Other assets and long-term liabilities, net	1,474	(784)
Net cash provided by operating activities	34,316	37,184

Investing Activities
Purchase of property, plant and equipment	(11,061)	(18,238)
Proceeds from sale of property, plant and equipment	796	2,931
Net cash used in investing activities	(10,265)	(15,307)

Financing Activities
Borrowings on bank revolving credit facility	176,000	117,000
Repayments on bank revolving credit facility	(110,250)	(64,000)
Principal payments on long-term debt and finance leases	(7,564)	(7,504)
Contingent consideration payment from acquisition	(4,402)	—
Dividends paid	(6,214)	(5,237)
Proceeds from exercise of stock options	1,422	1,204
Common stock repurchased	(1,819)	(989)
Net cash provided by financing activities	47,173	40,474

Effect of exchange rate changes on cash and cash equivalents	(4,608)	2,694
Net change in cash and cash equivalents	66,616	65,045
Cash and cash equivalents at beginning of the year	51,919	47,016
Cash and cash equivalents at end of the period	$118,535	$112,061

Cash paid during the period for:
Interest	$12,144	$12,140
Income taxes	21,852	19,891
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2024

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

At June 30, 2024 the Company had $24.2 million in reserves for sales discounts compared to $24.0 million at December 31, 2023 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Finished goods	$350,858	$338,675
Work in process	27,347	30,616
Raw materials	6,931	8,189
Inventories, net	$385,136	$377,480

Inventory obsolescence reserves were $9.3 million at June 30, 2024 and $9.0 million at December 31, 2023.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $23.4 million and $24.7 million at June 30, 2024 and December 31, 2023, respectively. The Company recognized depreciation expense of $2.5 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and $4.8 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2024 and December 31, 2023, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2024:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2023	$128,899	$77,637	$206,536
Translation adjustment	(1,120)	(532)	(1,652)
Goodwill adjustment	—	(118)	(118)
Balance at June 30, 2024	$127,779	$76,987	$204,766

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2024	December 31, 2023
Definite:
Trade names and trademarks	15-25 years	$72,446	$72,834
Customer and dealer relationships	8-15 years	137,443	137,744
Patents and drawings	3-12 years	28,438	28,558
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		242,727	243,536
Less accumulated amortization		(88,519)	(80,740)
Total net		154,208	162,796
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$159,708	$168,296

The Company recognized amortization expense of $4.1 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively and $8.1 million and $7.6 million for the six months ended June 30, 2024 and 2023, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$4	$5
Operating lease cost	1,802	1,482	3,464	2,940
Short-term lease cost	395	305	870	629
Variable lease cost	78	75	151	151
Total lease cost	$2,277	$1,864	$4,489	$3,725

Rent expense for the three and six months ended June 30, 2024 and 2023 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2024		December 31, 2023
2024	$3,181	*	$5,825
2025	5,794		4,842
2026	4,372		3,443
2027	2,734		1,887
2028	1,536		786
Thereafter	1,860		962
Total minimum lease payments	$19,477		$17,745
Less imputed interest	(1,512)		(1,143)
Total operating lease liabilities	$17,965		$16,602
*Period ended June 30, 2024 represents the remaining six months of 2024.
Future Lease Commencements

As of June 30, 2024, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $2.5 million. These operating leases will commence in fiscal year 2024 with lease terms of 2 to 3 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2024	December 31, 2023
Other non-current assets	$17,763	$16,279

Accrued liabilities	5,686	5,295
Other long-term liabilities	12,279	11,307
Total operating lease liabilities	$17,965	$16,602

Weighted Average Remaining Lease Term	3.97 years	3.76 years
Weighted Average Discount Rate	4.39%	4.05%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,175	$2,639

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Current Maturities:
Finance lease obligations	$8	$8
Term debt	15,000	15,000
	15,008	15,008
Long-term debt:
Finance lease obligations	3	68
Term debt, net	212,838	220,201
Bank revolving credit facility	65,750	—
Total Long-term debt	278,591	220,269
Total debt	$293,599	$235,277

As of June 30, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $331.7 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Dividends declared	$0.26	$0.22	$0.52	$0.44
Dividends paid	$0.26	$0.22	$0.52	$0.44

On July 1, 2024, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.26 per share, which was paid on July 29, 2024, to shareholders of record at the close of business on July 16, 2024.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2024	2023	2024	2023
Net Income	$28,324	$36,374	$60,444	$69,723
Average Common Shares:
Basic (weighted-average outstanding shares)	11,974	11,921	11,959	11,910
Dilutive potential common shares from stock options	70	72	73	67
Diluted (weighted-average outstanding shares)	12,044	11,993	12,032	11,977

Basic earnings per share	$2.36	$3.05	$5.05	$5.85
Diluted earnings per share	$2.35	$3.03	$5.02	$5.82

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Wholegoods	$328,120	$353,670	$671,698	$683,438
Parts	71,579	72,959	141,080	142,333
Other	16,604	14,065	29,111	26,694
Consolidated	$416,303	$440,694	$841,889	$852,465

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales
United States	$295,187	$312,314	$588,989	$603,893
Canada	30,792	37,464	69,678	64,329
France	23,193	25,163	49,365	49,365
United Kingdom	20,167	20,385	44,378	41,989
Brazil	11,320	12,519	23,524	24,032
Netherlands	10,852	9,091	21,196	18,883
Australia	7,055	7,768	11,559	15,550
Germany	2,357	3,103	5,176	5,572
Other	15,380	12,887	28,024	28,852
Consolidated	$416,303	$440,694	$841,889	$852,465

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Vegetation Management	$211,535	$261,346	$435,282	$517,781
Industrial Equipment	204,768	179,348	406,607	334,684
Consolidated	$416,303	$440,694	$841,889	$852,465

Income from Operations
Vegetation Management	$16,006	$35,561	$37,685	$72,069
Industrial Equipment	27,303	18,831	52,603	31,347
Consolidated	$43,309	$54,392	$90,288	$103,416

(in thousands)	June 30, 2024	December 31, 2023
Goodwill
Vegetation Management	$127,779	$128,899
Industrial Equipment	76,987	77,637
Consolidated	$204,766	$206,536

Total Identifiable Assets
Vegetation Management	$933,278	$893,582
Industrial Equipment	572,692	515,804
Consolidated	$1,505,970	$1,409,386

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(59,057)	$(1,737)	$(182)	$(60,976)	$(60,883)	$(3,028)	$57	$(63,854)
Other comprehensive income (loss) before reclassifications	(5,509)	—	3	(5,506)	7,616	—	—	7,616
Amounts reclassified from accumulated other comprehensive (income) loss	—	235	92	327	—	283	—	283
Other comprehensive income (loss)	(5,509)	235	95	(5,179)	7,616	283	—	7,899
Balance as of end of period	$(64,566)	$(1,502)	$(87)	$(66,155)	$(53,267)	$(2,745)	$57	$(55,955)

	Six Months Ended June 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(51,785)	$(1,972)	$(760)	$(54,517)	$(65,429)	$(3,310)	$471	$(68,268)
Other comprehensive income (loss) before reclassifications	(12,781)	—	486	(12,295)	12,162	—	(940)	11,222
Amounts reclassified from accumulated other comprehensive (income) loss	—	470	187	657	—	565	526	1,091
Other comprehensive income (loss)	(12,781)	470	673	(11,638)	12,162	565	(414)	12,313
Balance as of end of period	$(64,566)	$(1,502)	$(87)	$(66,155)	$(53,267)	$(2,745)	$57	$(55,955)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vegetation Management	50.8%	59.3%	51.7%	60.7%
Industrial Equipment	49.2%	40.7%	48.3%	39.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	26.0%	26.8%	26.1%	27.0%
Income from operations	10.4%	12.3%	10.7%	12.1%
Income before income taxes	9.0%	10.6%	9.4%	10.7%
Net income	6.8%	8.3%	7.2%	8.2%

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

We experienced strong demand for industrial equipment during the first six months of 2024 while demand for forestry, tree care, and agricultural mowing products has weakened as was reflected in our sales growth. Gross profit margins declined slightly due to weaker Vegetation Management Division sales that slowed our production cadence and adversely impacted production efficiency.

For the first six months of 2024, the Company's net sales decreased by 1%, and net income decreased by 13% compared to the same period in 2023. The decrease in net sales was primarily driven by weakened product demand in the Vegetation Management Division, and the labor strike at Gradall Industries, which had a negative effect on the Industrial Equipment Division. However, these challenges were nearly offset by strong sales growth in the Industrial Equipment Division. The decrease in net income was largely driven by the decrease in Vegetation Management product demand which impacted production efficiency, and the nonrecurring costs associated with the labor strike at Gradall Industries, which negatively impacted the Industrial Equipment Division, and restructuring costs in Vegetation Management.

The Company's Vegetation Management Division experienced a 16% decrease in sales for the first six months of 2024 compared to the first six months of 2023 that was driven by weaker shipments of forestry, tree care and agricultural mowing products. The Division's backlog has declined 48% compared to the same period in 2023, primarily driven by softness in incoming orders, specifically in the forestry and North American agricultural mowing markets. Vegetation Management's backlog has returned to pre-COVID levels. As a result, the Division's income from operations for the six months of 2024 declined 48% versus the same period in 2023.

The Company's Industrial Equipment Division sales increased in the first six months of 2024 by 21% as compared to the six months of 2023. Industrial Equipment sales were strong in all product lines with excavators, vacuum trucks, and safety contributing the most to year on year growth. The Division's income from operations for the first three months of 2024 was up 68% versus the same period in 2023, due to the increased demand combined with a significant improvement in supply chain performance and truck chassis availability.

Consolidated income from operations was $90.3 million in the first six months of 2024 compared to $103.4 million in the first six months of 2023, a decrease of 13%. The Company's backlog of $768.9 million at the end of the first six months of 2024 is down 14% versus a backlog of $891.2 million at the end of the first six months of 2023.

While the supply chain performance has broadly improved, we continue to experience shortages of certain components such as transmissions and hydraulics which negatively impact performance. In addition, the Company may also be negatively affected by several other factors such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the ongoing war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in the “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

Results of Operations

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Net sales for the second quarter of 2024 were $416.3 million, a decrease of $24.4 million or 6% compared to $440.7 million for the second quarter of 2023. Net sales during the second quarter of 2024 declined due to weaker product demand in forestry, tree care, and agricultural mowing partially offset by continued strong demand for Industrial Equipment. Negatively affecting the second quarter of 2024, employees at Gradall Industries went on strike for 5 weeks during the quarter.

Net Vegetation Management sales decreased by $49.8 million or 19% to $211.5 million for the second quarter of 2024 compared to $261.3 million during the same period in 2023. The decrease was due to sustained weakness in forestry, tree care, and agricultural mowing products.

Net Industrial Equipment sales were $204.8 million in the second quarter of 2024 compared to $179.3 million for the same period in 2023, an increase of $25.5 million or 14%. The increase was due to solid results in all product lines, particularly safety, vacuum trucks, and snow contributing the most to year on year growth.

Gross profit for the second quarter of 2024 was $108.2 million (26% of net sales) compared to $118.1 million (27% of net sales) during the same period in 2023, a decrease of $9.9 million. The decrease in gross profit during the second quarter of 2024 compared to the second quarter of 2023 was primarily attributable to the decline in Vegetation Management product demand. Profitability in the quarter also decreased due to production inefficiencies, under-absorption, and the impact of restructuring costs to reduce capacity in Vegetation Management. Industrial profitability, while very solid, was impacted by the five-week strike at the Gradall operations in Ohio.

Selling, general and administrative expenses (“SG&A”) were $60.8 million (15% of net sales) during the second quarter of 2024 compared to $59.9 million (14% of net sales) during the same period of 2023, an increase of $0.9 million. The increase in SG&A expense in the second quarter of 2024 compared to the second quarter of 2023 was attributable to the Royal Truck acquisition. Labor cost inflation has been offset by cost savings actions. Amortization expense in the second quarter of 2024 was $4.1 million compared to $3.8 million in the same period in 2023.

Interest expense was $6.1 million for the second quarter of 2024 compared to $6.8 million during the same period in 2023. The decrease in interest expense in the second quarter of 2024 was mainly due to debt reduction and slightly lower interest rates compared to the second quarter of 2023.

Other income (expense), net was $0.1 million of expense for the second quarter of 2024 compared to $1.0 million of expense during the same period in 2023. The improvement was primarily a result of more favorable currency exchange rates in the second quarter of 2024.

Provision for income taxes was $9.3 million (25% of income before income tax) in the second quarter of 2024 compared to $10.5 million (22% of income before income tax) during the same period in 2023. The increase in tax rate for the second quarter of 2024 was largely a result of jurisdictional mix and a nonrecurring tax refund received in the same period in 2023.

The Company’s net income after tax was $28.3 million or $2.35 per share on a diluted basis for the second quarter of 2024 compared to $36.4 million or $3.03 per share on a diluted basis for the second quarter of 2023.  The decrease of $8.1 million resulted from the factors described above.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Net sales for the first six months of 2024 were $841.9 million, a decrease of $10.6 million or 1% compared to $852.5 million for the first six months of 2023. The decrease in net sales during the first six months of 2024 is a result of weaker product demand in forestry, tree care, and agricultural mowing partially offset by continued strong demand for Industrial Equipment.

Net Vegetation Management sales decreased during the first six months by $82.5 million or 16% to $435.3 million for 2024 compared to $517.8 million during the same period in 2023. The decrease was due to weaker demand for forestry, tree care, and agricultural mowing products.

Net Industrial Equipment sales were $406.6 million during the first six months of 2024 compared to $334.7 million for the same period in 2023, an increase of $71.9 million or 21%. The increase in sales for the first six months of 2024 compared to the first six months of 2023 was mainly due to the continued strong demand across the division in excavators and vacuum trucks, sweepers & safety, and snow removal.

Gross profit for the first six months of 2024 was $219.8 million (26% of net sales) compared to $230.6 million (27% of net sales) during the same period in 2023, a decrease of $10.8 million. The decrease in gross profit was mainly attributable to lower sales volume and production inefficiencies in Vegetation Management. Profitability in the first six months of 2024 also decreased due to the five-week strike at Gradall in Ohio, which negatively affected the Industrial Equipment Division, and restructuring costs incurred primarily in the Vegetation Management Division.

SG&A expenses were $121.4 million (14% of net sales) during the first six months of 2024 compared to $119.5 million (14% of net sales) during the same period of 2023, an increase of $1.9 million. The increase in SG&A expense in the first six months of 2024 compared to the first six months of 2023 was attributable to attributable to the Royal Truck acquisition. Labor cost inflation has been offset by cost savings actions. Amortization expense in the first six months of 2024 was $8.1 million compared to $7.6 million in the same period in 2023, an increase of $0.5 million.

Interest expense was $12.2 million for the first six months of 2024 compared to $12.8 million during the same period in 2023, a decrease of $0.6 million. The decrease in interest expense in the first six months of 2024 was mainly due to debt reduction and slightly lower interest rates compared to the first six months of 2023.

Other income (expense), net was less than $0.1 million of income during the first six months of 2024 compared to less than $0.1 million of expense in the first six months of 2023.

Provision for income taxes was $19.0 million (24% of income before income taxes) in the first six months of 2024 compared to $21.6 million (24% of income before income taxes) during the same period in 2023. The tax rates were minimally different in the first six months of 2024 when compared to the first six months in 2023. The decrease in provision was primarily due to lower income before taxes.

The Company's net income after tax was $60.4 million or $5.02 per share on a diluted basis for the first six months of 2024 compared to $69.7 million or $5.82 per share on a diluted basis for the first six months of 2023. The decrease of $9.3 million resulted from the factors described above.

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

As of June 30, 2024, the Company had working capital of $699.9 million which represents an increase of $109.9 million from working capital of $590.0 million at December 31, 2023. The increase in working capital was primarily a result of cash and cash equivalents.

Capital expenditures were $11.1 million for the first six months of 2024, compared to $18.2 million during the first six months of 2023. The Company expects a capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2024. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $10.3 million during the first six months of 2024 compared to $15.3 million during the first six months of 2023.
Net cash provided by financing activities was $47.2 million and $40.5 million during the six month periods ended June 30, 2024 and June 30, 2023, respectively. Higher net cash provided by financing activities for the first six months of 2024 relates to increased net borrowings on the Company's credit facility.

The Company had $112.2 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2024. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of June 30, 2024, $294.5 million was outstanding under the 2022 Credit Agreement, $228.8 million on the Term Facility and $65.8 million on the Revolver Facility. On June 30, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $331.7 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2024.

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

Forward-Looking Information

Part I of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company. Generally, forward-looking statements are not based on historical facts but instead represent the Company's and its management's belief regarding future events.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $5.5 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $7.0 million for the six month period ended June 30, 2024.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2024 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.5 million.  In the event of an adverse change in interest rates, management could take actions to mitigate its exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 6. Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Richard Wehrle Consulting Agreement	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnes Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Ian M. Eckert under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnes Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Ian M. Eckert under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2024	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnes Kamps
Agnes Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Ian M. Eckert
Ian M. Eckert
Vice President, Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)