Form 10-Q
period 2024-09-30
ALAMO GROUP INC
filed 2024-10-31
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

At October 25, 2024, 12,060,141 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Balance Sheets	3
	September 30, 2024 and December 31, 2023

	Interim Condensed Consolidated Statements of Income	4
	Three and Nine Months Ended September 30, 2024 and September 30, 2023

	Interim Condensed Consolidated Statements of Comprehensive Income	5
	Three and Nine Months Ended September 30, 2024 and September 30, 2023

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2024 and September 30, 2023

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2024 and September 30, 2023

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$140,038	$51,919
Accounts receivable, net	356,617	362,007
Inventories, net	371,999	377,480
Prepaid expenses and other current assets	10,899	12,497
Income tax receivable	51	54
Total current assets	879,604	803,957

Rental equipment, net	47,260	39,264

Property, plant and equipment	373,939	365,960
Less: Accumulated depreciation	(210,565)	(199,300)
Total property, plant and equipment, net	163,374	166,660

Goodwill	206,458	206,536
Intangible assets, net	156,399	168,296
Deferred income taxes	1,450	1,375
Other non-current assets	26,796	23,298

Total assets	$1,481,341	$1,409,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$97,259	$99,678
Income taxes payable	15,687	12,529
Accrued liabilities	84,061	86,711
Current maturities of long-term debt and finance lease obligations	15,009	15,008
Total current liabilities	212,016	213,926

Long-term debt and finance lease obligations, net of current maturities	209,157	220,269
Long-term tax liability	708	2,634
Other long-term liabilities	28,886	23,694
Deferred income taxes	12,854	16,100

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,013,483 and 11,964,181 outstanding at September 30, 2024 and December 31, 2023, respectively	1,201	1,196
Additional paid-in-capital	144,616	137,791
Treasury stock, at cost; 82,600 shares at September 30, 2024 and December 31, 2023, respectively	(4,566)	(4,566)
Retained earnings	931,379	852,859
Accumulated other comprehensive loss	(54,910)	(54,517)
Total stockholders’ equity	1,017,720	932,763

Total liabilities and stockholders’ equity	$1,481,341	$1,409,386

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales:
Vegetation Management	$190,115	$246,902	$625,397	$764,683
Industrial Equipment	211,186	172,742	617,793	507,426
Total net sales	401,301	419,644	1,243,190	1,272,109
Cost of sales	300,414	305,501	922,490	927,385
Gross profit	100,887	114,143	320,700	344,724

Selling, general and administrative expenses	56,747	60,564	178,158	180,090
Amortization expense	4,061	3,826	12,175	11,465
Income from operations	40,079	49,753	130,367	153,169

Interest expense	(4,886)	(6,729)	(17,075)	(19,506)
Interest income	562	385	1,877	1,125
Other income (expense), net	(32)	138	1	94
Income before income taxes	35,723	43,547	115,170	134,882
Provision for income taxes	8,318	8,632	27,321	30,244
Net Income	$27,405	$34,915	$87,849	$104,638

Net income per common share:
Basic	$2.29	$2.93	$7.34	$8.78
Diluted	$2.28	$2.91	$7.30	$8.73
Average common shares:
Basic	11,977	11,928	11,965	11,916
Diluted	12,041	11,996	12,035	11,983

Dividends declared	$0.26	$0.22	$0.78	$0.66

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$27,405	$34,915	$87,849	$104,638
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $(128) and $62, and $259 and $(352), respectively	13,825	(12,718)	1,044	(556)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(69) and $(83), and $(206) and $(247), respectively	235	282	705	847
Unrealized loss on derivative instruments, net of tax benefit of $824 and $7, and $627 and $66, respectively	(2,815)	(36)	(2,142)	(450)
Other comprehensive income (loss), net of tax	11,245	(12,472)	(393)	(159)
Comprehensive income	$38,650	$22,443	$87,456	$104,479

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income (loss)	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556
Other comprehensive income (loss)	—	—	—	—	28,324	(5,179)	23,145
Stock-based compensation expense	—	—	2,633	—	—	—	2,633
Stock-based compensation transactions	14	1	492	—	—	—	493
Dividends paid ($0.26 per share)	—	—	—	—	(3,111)	—	(3,111)
Balance at June 30, 2024	11,927	$1,201	$142,147	$(4,566)	$907,089	$(66,155)	$979,716
Other comprehensive income	—	—	—	—	27,405	11,245	38,650
Stock-based compensation expense	—	—	2,427	—	—	—	2,427
Stock-based compensation transactions	4	—	42	—	—	—	42
Dividends paid ($0.26 per share)	—	—	—	—	(3,115)	—	(3,115)
Balance at September 30, 2024	11,931	$1,201	$144,616	$(4,566)	$931,379	$(54,910)	$1,017,720

See accompanying notes.

For nine months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	33,349	4,414	37,763
Stock-based compensation expense	—	—	1,699	—	—	—	1,699
Stock-based compensation transactions	28	3	138	—	—	—	141
Dividends paid ($0.22 per share)	—	—	—	—	(2,615)	—	(2,615)
Balance at March 31, 2023	11,859	$1,194	$131,657	$(4,566)	$757,917	$(63,854)	$822,348
Other comprehensive income	—	—	—	—	36,374	7,899	44,273
Stock-based compensation expense	—	—	1,869	—	—	—	1,869
Stock-based compensation transactions	17	2	72	—	—	—	74
Dividends paid ($0.22 per share)	—	—	—	—	(2,622)	—	(2,622)
Balance at June 30, 2023	11,876	$1,196	$133,598	$(4,566)	$791,669	$(55,955)	$865,942
Other comprehensive income	—	—	—	—	34,915	(12,472)	22,443
Stock-based compensation expense	—	—	1,805	—	—	—	1,805
Stock-based compensation transactions	4	—	168	—	—	—	168
Dividends paid ($0.22 per share)	—	—	—	—	(2,624)	—	(2,624)
Balance at September 30, 2023	11,880	$1,196	$135,571	$(4,566)	$823,960	$(68,427)	$887,734

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating Activities
Net income	$87,849	$104,638
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,234	367
Depreciation - Property, plant and equipment	20,027	17,204
Depreciation - Rental equipment	7,257	6,470
Amortization of intangibles	12,175	11,465
Amortization of debt issuance	527	527
Stock-based compensation expense	7,185	5,373
Provision for deferred income tax	(2,406)	(3,971)
Gain on sale of property, plant and equipment	(789)	(2,204)
Changes in operating assets and liabilities:
Accounts receivable	4,847	(60,885)
Inventories	5,451	(19,220)
Rental equipment	(15,259)	(11,176)
Prepaid expenses and other assets	(1,583)	1,535
Trade accounts payable and accrued liabilities	(804)	21,784
Income taxes payable	3,172	7,365
Long-term tax payable	(1,925)	(1,147)
Other assets and long-term liabilities, net	3,684	(1,094)
Net cash provided by operating activities	130,642	77,031

Investing Activities
Purchase of property, plant and equipment	(18,988)	(27,051)
Proceeds from sale of property, plant and equipment	2,906	3,094
Net cash used in investing activities	(16,082)	(23,957)

Financing Activities
Borrowings on bank revolving credit facility	187,000	134,000
Repayments on bank revolving credit facility	(187,000)	(101,000)
Principal payments on long-term debt and finance leases	(11,317)	(11,256)
Contingent consideration payment from acquisition	(4,402)	—
Dividends paid	(9,329)	(7,861)
Proceeds from exercise of stock options	1,589	1,417
Common stock repurchased	(1,944)	(1,034)
Net cash (used in) provided by financing activities	(25,403)	14,266

Effect of exchange rate changes on cash and cash equivalents	(1,038)	(822)
Net change in cash and cash equivalents	88,119	66,518
Cash and cash equivalents at beginning of the year	51,919	47,016
Cash and cash equivalents at end of the period	$140,038	$113,534

Cash paid during the period for:
Interest	$17,349	$18,729
Income taxes	29,004	29,712
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2024

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. Upon adoption this ASU will result in incremental disclosures as required. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

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

At September 30, 2024 the Company had $18.3 million in reserves for sales discounts compared to $24.0 million at December 31, 2023 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Finished goods	$339,159	$338,675
Work in process	26,837	30,616
Raw materials	6,003	8,189
Inventories, net	$371,999	$377,480

Inventory obsolescence reserves were $8.1 million at September 30, 2024 and $9.0 million at December 31, 2023.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $23.7 million and $24.7 million at September 30, 2024 and December 31, 2023, respectively. The Company recognized depreciation expense of $2.4 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $7.3 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2024 and December 31, 2023. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may periodically utilize derivative instruments such as foreign currency or interest rate swaps in the normal course of business to partially offset exposure. The related gains and losses are reported as a component of accumulated other comprehensive loss ("AOCL") in the condensed consolidated balance sheets.

The Company has two interest rate swap agreements outstanding as of September 30, 2024. The notional amount of the Company’s outstanding swap agreements is $275.1 million. The fair value of the Company’s derivative liabilities is $3.7 million as of September 30, 2024 compared to $1.0 million as of December 31, 2023. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2024:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2023	$128,899	$77,637	$206,536
Translation adjustment	110	(70)	40
Goodwill adjustment	—	(118)	(118)
Balance at September 30, 2024	$129,009	$77,449	$206,458

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2024	December 31, 2023
Definite:
Trade names and trademarks	15-25 years	$72,901	$72,834
Customer and dealer relationships	8-15 years	137,928	137,744
Patents and drawings	3-12 years	28,582	28,558
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		243,811	243,536
Less accumulated amortization		(92,912)	(80,740)
Total net		150,899	162,796
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$156,399	$168,296

The Company recognized amortization expense of $4.1 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively and $12.2 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$6	$7
Operating lease cost	1,859	1,513	5,323	4,453
Short-term lease cost	885	306	1,755	935
Variable lease cost	57	69	208	220
Total lease cost	$2,803	$1,891	$7,292	$5,616

Rent expense for the three and nine months ended September 30, 2024 and 2023 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2024		December 31, 2023
2024	$1,902	*	$5,825
2025	7,169		4,842
2026	5,795		3,443
2027	3,628		1,887
2028	1,577		786
Thereafter	1,900		962
Total minimum lease payments	$21,971		$17,745
Less imputed interest	(1,680)		(1,143)
Total operating lease liabilities	$20,291		$16,602
*Period ended September 30, 2024 represents the remaining three months of 2024.
Future Lease Commencements

As of September 30, 2024, there are no additional operating leases that have not yet commenced.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2024	December 31, 2023
Other non-current assets	$20,072	$16,279

Accrued liabilities	6,704	5,295
Other long-term liabilities	13,587	11,307
Total operating lease liabilities	$20,291	$16,602

Weighted Average Remaining Lease Term	3.66 years	3.76 years
Weighted Average Discount Rate	4.58%	4.05%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,800	$3,994

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Current Maturities:
Finance lease obligations	$9	$8
Term debt	15,000	15,000
	15,009	15,008
Long-term debt:
Finance lease obligations	—	68
Term debt, net	209,157	220,201
Bank revolving credit facility	—	—
Total Long-term debt	209,157	220,269
Total debt	$224,166	$235,277

As of September 30, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $397.4 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Dividends declared	$0.26	$0.22	$0.78	$0.66
Dividends paid	$0.26	$0.22	$0.78	$0.66

On October 1, 2024, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.26 per share, which was paid on October 28, 2024, to shareholders of record at the close of business on October 15, 2024.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2024	2023	2024	2023
Net Income	$27,405	$34,915	$87,849	$104,638
Average Common Shares:
Basic (weighted-average outstanding shares)	11,977	11,928	11,965	11,916
Dilutive potential common shares from stock options	64	68	70	67
Diluted (weighted-average outstanding shares)	12,041	11,996	12,035	11,983

Basic earnings per share	$2.29	$2.93	$7.34	$8.78
Diluted earnings per share	$2.28	$2.91	$7.30	$8.73

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Wholegoods	$307,401	$326,843	$979,099	$1,010,281
Parts	75,525	78,739	216,605	221,071
Other	18,375	14,062	47,486	40,757
Consolidated	$401,301	$419,644	$1,243,190	$1,272,109

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales
United States	$292,242	$295,021	$881,231	$898,914
Canada	32,448	37,720	102,126	102,049
France	17,894	20,959	67,259	70,324
United Kingdom	21,355	19,277	65,733	61,266
Brazil	8,225	13,322	31,749	37,354
Netherlands	7,798	7,720	28,994	26,603
Australia	5,330	6,332	16,889	21,882
Germany	1,688	3,754	6,864	9,326
Other	14,321	15,539	42,345	44,391
Consolidated	$401,301	$419,644	$1,243,190	$1,272,109

Net sales are attributed to countries based on the location of the customer.

Segment Information

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Vegetation Management	$190,115	$246,902	$625,397	$764,683
Industrial Equipment	211,186	172,742	617,793	507,426
Consolidated	$401,301	$419,644	$1,243,190	$1,272,109

Income from Operations
Vegetation Management	$12,404	$30,251	$50,089	$102,320
Industrial Equipment	27,675	19,502	80,278	50,849
Consolidated	$40,079	$49,753	$130,367	$153,169

(in thousands)	September 30, 2024	December 31, 2023
Goodwill
Vegetation Management	$129,009	$128,899
Industrial Equipment	77,449	77,637
Consolidated	$206,458	$206,536

Total Identifiable Assets
Vegetation Management	$885,485	$893,582
Industrial Equipment	595,856	515,804
Consolidated	$1,481,341	$1,409,386

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(64,566)	$(1,502)	$(87)	$(66,155)	$(53,267)	$(2,745)	$57	$(55,955)
Other comprehensive income (loss) before reclassifications	13,825	—	(3,198)	10,627	(12,718)	—	(97)	(12,815)
Amounts reclassified from accumulated other comprehensive loss	—	235	383	618	—	282	61	343
Other comprehensive income (loss)	13,825	235	(2,815)	11,245	(12,718)	282	(36)	(12,472)
Balance as of end of period	$(50,741)	$(1,267)	$(2,902)	$(54,910)	$(65,985)	$(2,463)	$21	$(68,427)

	Nine Months Ended September 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(51,785)	$(1,972)	$(760)	$(54,517)	$(65,429)	$(3,310)	$471	$(68,268)
Other comprehensive income (loss) before reclassifications	1,044	—	(2,712)	(1,668)	(556)	—	(1,037)	(1,593)
Amounts reclassified from accumulated other comprehensive loss	—	705	570	1,275	—	847	587	1,434
Other comprehensive income (loss)	1,044	705	(2,142)	(393)	(556)	847	(450)	(159)
Balance as of end of period	$(50,741)	$(1,267)	$(2,902)	$(54,910)	$(65,985)	$(2,463)	$21	$(68,427)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vegetation Management	47.4%	58.8%	50.3%	60.1%
Industrial Equipment	52.6%	41.2%	49.7%	39.9%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	25.1%	27.2%	25.8%	27.1%
Income from operations	10.0%	11.9%	10.5%	12.0%
Income before income taxes	8.9%	10.4%	9.3%	10.6%
Net income	6.8%	8.3%	7.1%	8.2%

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

We experienced strong demand for industrial equipment during the first nine months of 2024 while demand for forestry, tree care, and agricultural mowing products has weakened as was reflected in our sales growth. Gross profit margins declined slightly due to weaker Vegetation Management Division sales that slowed our production cadence and adversely impacted production efficiency.

For the first nine months of 2024, the Company's net sales decreased by 2% and net income decreased by 16% compared to the same period in 2023. The decrease in net sales was primarily driven by weakened product demand in the Vegetation Management Division. Additionally, the sale of Herschel Parts on August 16, 2024 had a negative impact to year-on-year sales, albeit immaterial on a year-to-date basis. These challenges were nearly offset by strong sales growth in the Industrial Equipment Division. The decrease in net income was largely driven by the decrease in Vegetation Management product demand, which impacted production efficiency, and the associated separation costs to reduce division capacity. Additionally, nonrecurring costs associated with the labor strike at Gradall Industries negatively impacted the Industrial Equipment Division in the second quarter of 2024.

The Company's Vegetation Management Division experienced an 18% decrease in sales for the first nine months of 2024 compared to the first nine months of 2023 that was driven by steep decline in the forestry, tree care and agricultural mowing markets. The Division's backlog has declined 52% compared to the same period in 2023, primarily driven by softness in incoming forestry and agricultural mowing orders. As a result, the Division's income from operations for the first nine months of 2024 declined 51% versus the same period in 2023. The Company is executing cost savings initiatives aimed to adjust to the market conditions and improve operational efficiency.

The Company's Industrial Equipment Division sales increased in the first nine months of 2024 by 22% as compared to the first nine months of 2023. Industrial Equipment sales were strong in all product lines with excavators, vacuum trucks, sweepers & safety, and snow removal contributing to year over year growth. The Division's income from operations for the first nine months of 2024 was up 58% versus the same period in 2023, due to the increased demand combined with a significant improvement in supply chain performance and truck chassis availability.

Consolidated income from operations was $130.4 million in the first nine months of 2024 compared to $153.2 million in the first nine months of 2023, a decrease of 15%. The Company's backlog of $728.8 million at the end of the first nine months of 2024 is down 18% versus a backlog of $890.9 million at the end of the first nine months of 2023.

While the supply chain performance has broadly improved, we continue to experience shortages of certain components that could impact performance. In addition, the Company may also be negatively affected by several other factors such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, savings related to cost saving actions being diminished by declining revenue, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the ongoing wars in Ukraine and the Middle East, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in the “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

Results of Operations

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Net sales for the third quarter of 2024 were $401.3 million, a decrease of $18.3 million or 4% compared to $419.6 million for the third quarter of 2023. Net sales during the third quarter of 2024 declined due to weaker market demand in forestry, tree care, and agricultural mowing partially offset by continued strong demand for Industrial Equipment.

Net Vegetation Management sales decreased by $56.8 million or 23% to $190.1 million for the third quarter of 2024 compared to $246.9 million during the same period in 2023. The decrease was due to sustained weakness in forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024 was immaterial to the year over year sales decrease.

Net Industrial Equipment sales were $211.2 million in the third quarter of 2024 compared to $172.7 million for the same period in 2023, an increase of $38.5 million or 22%. The increase was due to solid results in all product lines, particularly sweepers & safety, vacuum trucks, and snow contributing the most to year over year growth.

Gross profit for the third quarter of 2024 was $100.9 million (25% of net sales) compared to $114.1 million (27% of net sales) during the same period in 2023, a decrease of $13.2 million. The decrease in gross profit during the third quarter of 2024 compared to the third quarter of 2023 was primarily attributable to the decline in Vegetation Management market demand. Profitability in the quarter also decreased due to production inefficiencies, under-

absorption, and the impact of continued separation costs to reduce capacity in Vegetation Management. Cost savings actions taken in the second quarter 2024 were offset by continued revenue decline.

Selling, general and administrative expenses (“SG&A”) were $56.7 million (14% of net sales) during the third quarter of 2024 compared to $60.6 million (14% of net sales) during the same period of 2023, a decrease of $3.9 million. The decrease in SG&A expense in the third quarter of 2024 compared to the third quarter of 2023 is attributable to labor cost savings actions taken in Vegetation Management partially offset by additional cost from the Royal Truck acquisition. Labor cost inflation has been more than offset by cost savings actions. Amortization expense in the third quarter of 2024 was $4.1 million compared to $3.8 million in the same period in 2023, an increase due to the Royal Truck acquisition.

Interest expense was $4.9 million for the third quarter of 2024 compared to $6.7 million during the same period in 2023. The decrease in interest expense in the third quarter of 2024 was mainly due to debt reduction and slightly lower interest rates compared to the third quarter of 2023.

Other income (expense), net was less than $0.1 million of expense for the third quarter of 2024 compared to $0.1 million of income during the same period in 2023. The decline was primarily a result of unfavorable currency exchange rates in the third quarter of 2024 nearly offset by the gain on sale of Herschel Parts.

Provision for income taxes was $8.3 million (23% of income before income tax) in the third quarter of 2024 compared to $8.6 million (20% of income before income tax) during the same period in 2023. The increase in tax rate for the third quarter of 2024 was largely a result of a return to provision adjustment driven by higher research and development and foreign tax credits recognized in the same period in 2023.

The Company’s net income after tax was $27.4 million or $2.28 per share on a diluted basis for the third quarter of 2024 compared to $34.9 million or $2.91 per share on a diluted basis for the third quarter of 2023.  The decrease of $7.5 million resulted from the factors described above.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Net sales for the first nine months of 2024 were $1,243.2 million, a decrease of $28.9 million or 2% compared to $1,272.1 million for the first nine months of 2023. The decrease in net sales during the first nine months of 2024 is a result of steep decline in market demand in forestry, tree care, and agricultural mowing partially offset by continued strong demand for Industrial Equipment.

Net Vegetation Management sales decreased during the first nine months by $139.3 million or 18% to $625.4 million for 2024 compared to $764.7 million during the same period in 2023. The decrease was due to weaker demand for forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024 was immaterial to the year over year sales decrease.

Net Industrial Equipment sales were $617.8 million during the first nine months of 2024 compared to $507.4 million for the same period in 2023, an increase of $110.4 million or 22%. The increase in sales for the first nine months of 2024 compared to the first nine months of 2023 was mainly due to the continued strong demand across the division in excavators, vacuum trucks, sweepers & safety, and snow removal.

Gross profit for the first nine months of 2024 was $320.7 million (26% of net sales) compared to $344.7 million (27% of net sales) during the same period in 2023, a decrease of $24.0 million. The decrease in gross profit was mainly attributable to lower sales volume and production inefficiencies in Vegetation Management. Profitability in the first nine months of 2024 also decreased due to the five-week strike at Gradall in Ohio, which negatively affected the Industrial Equipment Division, and separation costs incurred in the Vegetation Management Division. Cost savings actions taken in the second quarter 2024 were offset by continued revenue decline.

SG&A expenses were $178.2 million (14% of net sales) during the first nine months of 2024 compared to $180.1 million (14% of net sales) during the same period of 2023, a decrease of $1.9 million. The decrease in SG&A expense in the first nine months of 2024 compared to the first nine months of 2023 is attributable to labor cost savings actions taken in Vegetation Management partially offset by additional cost from the Royal Truck acquisition. Labor cost inflation has been offset by cost savings actions. Amortization expense in the first nine months of 2024 was $12.2 million compared to $11.5 million in the same period in 2023, an increase of $0.7 million.

Interest expense was $17.1 million for the first nine months of 2024 compared to $19.5 million during the same period in 2023, a decrease of $2.4 million. The decrease in interest expense in the first nine months of 2024 was mainly due to debt reduction.

Other income (expense), net was less than $0.1 million of income during the first nine months of 2024 compared to less than $0.1 million of income in the first nine months of 2023.

Provision for income taxes was $27.3 million (24% of income before income taxes) in the first nine months of 2024 compared to $30.2 million (22% of income before income taxes) during the same period in 2023. The increase in tax rate for 2024 was largely a result of a return to provision adjustment driven by higher research and development and foreign tax credits recognized in 2023.

The Company's net income after tax was $87.8 million or $7.30 per share on a diluted basis for the first nine months of 2024 compared to $104.6 million or $8.73 per share on a diluted basis for the first nine months of 2023. The decrease of $16.8 million resulted from the factors described above.

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

As of September 30, 2024, the Company had working capital of $667.6 million which represents an increase of $77.6 million from working capital of $590.0 million at December 31, 2023. The increase in working capital was primarily a result of cash and cash equivalents.

Capital expenditures were $19.0 million for the first nine months of 2024, compared to $27.1 million during the first nine months of 2023. The Company expects a capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2024. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $16.1 million during the first nine months of 2024 compared to $24.0 million during the first nine months of 2023.
Net cash used in financing activities was $25.4 million and net cash provided by financing activities was $14.3 million during the nine month periods ended September 30, 2024 and September 30, 2023, respectively. Lower net cash provided by financing activities for the first nine months of 2024 relates to increased repayments on the Company's credit facility.

The Company had $130.8 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2024. The majority of these funds are at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities in these locations, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of September 30, 2024, $225.0 million was outstanding under the 2022 Credit Agreement, $225.0 million on the Term Facility and zero on the Revolver Facility. On September 30, 2024, $2.6 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.4 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2024.

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

As of September 30, 2024, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including implementing a share repurchase program if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions.

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
•uncertainty due to future direction of federal fiscal policy following national elections may slow the growth in governmental market revenue;
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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $13.8 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $10.0 million for the nine month period ended September 30, 2024.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2024 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.1 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

October 31, 2024	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnes Kamps
Agnes Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Ian M. Eckert
Ian M. Eckert
Vice President, Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)