Form 10-K
period 2024-12-31
ALAMO GROUP INC
filed 2025-02-27
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2024
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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2024 (based upon the last reported sale price of $173.00 per share) was approximately $1,770,634,586 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 21, 2025 was 12,063,468 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2025 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

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

The Company has approximately 3,750 employees and manages a total of 27 plants with business operations in North America, South America, Europe, and Australia. The Company sells its products primarily through a network of independent dealers and distributors to governmental end-users and related independent contractors, as well as to other commercial customers. The primary markets for our products are North America, South America, Europe and Australia.

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

In 1995, the Company expanded its business in the agricultural market with the acquisition of Herschel Corporation (“Herschel”), a manufacturer and distributor of aftermarket farm equipment replacement and wear parts.  In 2024, the Company sold substantially all of the assets of its Herschel business.

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

In 2009, the Company acquired substantially all the assets of Bush Hog, LLC (“Bush Hog”), a leading manufacturer of rotary cutters, finishing mowers, zero turn radius mowers, front-end loaders, backhoes, landscape equipment and a variety of other implements. This acquisition, combined with the Company’s existing range of rotary mowers, established the Company as one of the largest manufacturers of rotary mowers in the world. In 2024, the Rhino manufacturing operations were consolidated into our Bush Hog facility in Selma, Alabama.

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

In 2019, the Company acquired 100% of the outstanding capital shares of Morbark, LLC ("Morbark") which included its subsidiaries Rayco Manufacturing LLC ("Rayco") and Denis Cimaf Inc. ("Denis Cimaf"). Morbark is a leading manufacturer of equipment and aftermarket parts for forestry, tree care, biomass, land management and recycling markets. This acquisition expanded the Company's product line and complemented its range of vegetation maintenance equipment in an adjacent market. Morbark is based in Winn, Michigan. At the end of 2020, the Denis Cimaf manufacturing operations based in Roxton Falls were consolidated into the Rayco facility in Wooster, Ohio. In 2023, the Morbark Roxton Falls, Quebec location was sold. In 2024, the Rayco manufacturing operations were consolidated into the Morbark facility in Winn, Michigan.

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

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King™, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB®, Henke®, Tenco®, Wausau™, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®, Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, RhinoAg®, M&W®, Dixie Chopper®, Herschel®, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Rousseau®, Royal Truck & Equipment™, Timberwolf™, and Wolftrack™ trademarks (some with related designs) as well as other trademarks and trade names.

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
Schwarze equipment includes truck-mounted air vacuum, mechanical broom, and regenerative air sweepers, and replacement parts. Schwarze sells its products primarily to governmental agencies and independent contractors, either directly or through its independent dealer network. A portion of Schwarze’s sales includes truck chassis which are not manufactured by Schwarze.

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

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 17%, 17% and 19% of the Company’s total sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2024, the Company employed 245 people in its various engineering departments, 152 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $13.5 million in 2024, $13.4 million in 2023 and $14.3 million in 2022. As a percentage of sales, research & development was approximately 0.8% in 2024, 0.8% in 2023 and 0.9% in 2022, and is expected to continue at similar levels in 2025.

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

Unfilled Orders

As of December 31, 2024, the Company had unfilled customer orders of $668.6 million compared to $859.8 million at December 31, 2023. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2024 will be shipped during fiscal year 2025. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that supply chain disruptions, labor constraints, and other new and/or unanticipated effects, could cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2024, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. While supply chain issues have improved compared to prior years, we remain affected by inflationary impacts for many of the raw materials we purchase. We expect pricing to remain elevated in 2024 but anticipate a slowing of the rate of inflation.

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

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $70.8 million and $77.1 million as of December 31, 2024 and 2023, respectively.

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

Human Capital Resources and Management

The success of our Company depends on the talents and dedication of our people, and we are committed to investing in their success. Our Senior Vice-President of Corporate Human Resources ("SVP-CHR") is responsible for developing and executing our human resources strategy together with our President and Chief Executive Officer ("CEO") and the other members of the Company's management team. Our CEO and SVP-CHR regularly update our Board of Directors regarding the status of our human resources strategic initiatives, which include:

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

Employee Engagement and Talent Development: Alamo Group aims to create a culture of equal employment opportunity and inclusive and respectful workplace. Attracting, developing, and retaining our team of highly talented and motivated employees is key to Alamo Group's success in meeting our customers' needs and sustaining the Company's growth. In addition to developing internal candidates, so they are "ready now" when opportunities arise, we also recruit external candidates with future stretch potential. Employees are provided a wide range of professional development experiences, at all stages in their careers. We offer tuition reimbursement, a broad range of leadership development experiences, vocational and trade skills training, and external partnerships with educational institutions across the globe. Welder training, apprenticeships, and local partnerships with various educational programs and high schools enable our operating companies to hire and grow critical manufacturing skills. The Alamo Group Learning & Development Academy builds leadership capabilities and offers technical skills training for our production floor employees. Programs are available on-demand and training is easily accessible to employees. Virtual, in-person and on-campus programs are offered to encourage cross-location and cross-functional networking that foster and support our culture of continuous improvement.

Commitment to Equal Employment Opportunity and Inclusion: We recognize, value, and respect the individual differences of our employees and believe that a varied set of backgrounds, education, experiences, and perspectives is crucial to our ability to continue to innovate, collaborate, and meet the needs of our global workforce and customers. We promote an inclusive environment through policies and training, so that employees feel empowered to contribute to the Company's ongoing success. Career opportunities are marketed internally as well as externally to a wide network of organizations and job boards so we can encourage a broad pool of candidates. We actively volunteer and engage in local community projects and contribute donations to charitable organizations to positively impact the communities and markets in which our employees live and work.

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

Labor Agreements: As of December 31, 2024, we employed approximately 3,750 employees. In the U.S., the Company has a collective bargaining agreement at its Gradall plant which covers 240 employees and will expire on April 22, 2029. In Canada, the Tenco bargaining agreement covers 130 employees and expires on December 31, 2025; RPM has an agreement covering 2 employees which expires on February 1, 2025; and Everest has a collective bargaining agreement covering 83 employees which expires on November 30, 2029. In the Company’s European locations, all employees are covered by the European Works Council agreements. McConnel, Bomford, Spearhead, AMS-UK, SMA, Faucheux, Forges Gorce, Rousseau, Rivard, and Alamo Group The Netherlands have various collective bargaining agreements covering approximately 852 employees. In addition, 214 employees in Brazil are covered by a collective bargaining agreement, which is renegotiated every calendar year. The Company considers its employee relations to be satisfactory.

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
•changes to global trade policies, tariffs, trade sanctions, and investment restrictions
•government actions, including but not limited to budget levels, and changes in laws, regulations and legislation, relating to tax, the environment, commerce, infrastructure spending, health and safety; and
•risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2025 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Jeffery A. Leonard	65	President and Chief Executive Officer
Agnieszka K. Kamps	48	Executive Vice President and Chief Financial Officer
Edward T. Rizzuti	55	Executive Vice President, Corporate Development and Investor Relations and Secretary
Dan E. Malone	64	Executive Vice President, Chief Sustainability Officer
Richard H. Raborn	59	Executive Vice President, Alamo Vegetation Management Division
Kevin J. Thomas	60	Executive Vice President, Alamo Industrial Equipment Division
Janet S. Pollock	66	Senior Vice President, Corporate Human Resources
Lori L. Sullivan	55	Vice President, Internal Audit

Jeffery A. Leonard was appointed President and Chief Executive Officer of the Company in May of 2021. Mr. Leonard was also appointed as a director of the Company in June of 2021. Mr. Leonard joined the Company in 2011, and served as Executive Vice President of the Company's former Industrial Division from 2011 to 2021. Mr. Leonard previously was Senior Vice President of Metso Minerals Industries Inc., a supplier of technology and services for mining, construction, power generation, automation, recycling, and pulp and paper industries. On December 20, 2024, Mr. Leonard notified the Board of his intention to retire as President and CEO by mid-year and upon the appointment of his successor. Mr. Leonard's intention to retire as President and CEO is due to personal reasons and is not the result of any disagreement with the Company.

Agnieszka K. Kamps was appointed Executive Vice President and Chief Financial Officer of the Company in May of 2024 after being appointed Executive Vice President and Treasurer in March of 2024. Prior to joining the Company, Ms. Kamps served as Vice President and Chief Financial Officer of Americas Styrenics, LLC since January 2021. Prior to her role with Americas Styrenics, Ms. Kamps served in various accounting management capacities with several Siemens companies and with United Technologies.

Edward T. Rizzuti was appointed Vice President, General Counsel of Alamo Group Inc. in July of 2015, assumed the Secretary role in May of 2018, and was promoted to Executive Vice President in November of 2021. Mr. Rizzuti was named Chief Legal Officer in April of 2024 and transitioned to the role of Executive Vice President Corporate Development and Investor Relations in January of 2025. Prior to joining the Company, from 2010 to 2015, Mr. Rizzuti served as Vice President, General Counsel and Secretary for Erickson Incorporated, a publicly traded aircraft manufacturing and operating company based in Portland, Oregon.

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

Richard H. Raborn was appointed Executive Vice President of the Company's Vegetation Management Division in July of 2021. Mr. Raborn joined the Company in 2015 and served as Executive Vice-President of the Company's former Agricultural Division from 2015 to 2021. Prior to joining the Company, Mr. Raborn was Vice President and General Manager of the Powertrain Metal Division for Illinois Tool Works (ITW) from 2009 to 2015. ITW is one of the world's leading diversified manufacturers of specialized industrial equipment, consumables and related service business.

Kevin J. Thomas was appointed Executive Vice President of the Company's Industrial Equipment Division in August of 2024. Prior to his role as Executive Vice President, Mr. Thomas served as the Company's Excavation/Vacuum Truck group Vice-President since February of 2022. Prior to joining the Company, Mr. Thomas served as President of Navistar Defense LLC since 2015. Mr. Thomas began with Navistar International in 1999, and held various roles including Director of Engineering, Director of Blue Diamond Truck LLC, and Director of Program Management for Navistar Defense, before being appointed President. Mr. Thomas held roles with General Dynamics Land Systems Divisioin and General Motors Truck Group prior to joining Navistar.

Janet S. Pollock was appointed Senior Vice President, Corporate Human Resources of Alamo Group Inc. in April of 2024, and previously served as Vice President, Human Resources of Alamo Group since May of 2018. Ms. Pollock joined Alamo Group in June of 2013 as Vice President of Human Resources for U.S. Operations. Prior to joining the Company, Ms. Pollock was Vice President of Human Resources with CPS Energy in San Antonio, Texas and Vice President of Strategic Initiatives for Coca-Cola Enterprises, Inc.

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

We purchase commodities, components, parts, accessories and other goods, such as steel, truck chassis, engines, transmissions, hydraulics, electrification components, and other items necessary for the manufacture of our end-products. The lack of availability or the increased cost of these purchased materials and components due to supply chain disruptions, inflation, increased tariffs, including broad-based reciprocal international tariffs, and/or other uncontrollable events have negatively affected our business operations and profitability and may continue to do so in the future. Historically, we have mitigated commodity, component, parts, and other input cost increases, in part, by increasing prices on our products and executing on our strategic productivity initiatives. However, we may not be able to fully offset increased input costs in the future. If our price increases are not accepted by our customers and the market or we are not able to realize anticipated manufacturing efficiencies, our net sales, profit margins, earnings, and market share could be adversely affected. Further, if we are unable to timely source items such as truck chassis, engines, hydraulics and other critical components our business, results of operations and financial condition may be adversely affected.

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

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2024, goodwill was $203.0 million, which represents approximately 14% of total assets. The Company recognized no goodwill impairment in 2024, 2023 or 2022. If we were to have a significant goodwill impairment it could impact our results of operations as well as our net worth.

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

We may not achieve anticipated cost savings or synergies associated with restructuring some of our business operations.

Efforts to restructure some of our business operations may not be successful. We may encounter significant challenges in integrating the operations, management, and cultures of the affected entities. These challenges could include difficulties in combining business processes, systems, and employee teams, which may lead to operational inefficiencies, loss of productivity, or failure to achieve anticipated cost savings or synergies.

Disposal of non-core assets may adversely affect our business, results of operations and financial condition.

We may sell or otherwise dispose of certain non-core assets or businesses. The failure to execute such transactions successfully or to achieve favorable terms may result in a loss of value, reduced liquidity, or the inability to reinvest in more strategic opportunities.

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2024 ranged from $164.50 to $228.33 per share, and during 2023 from $140.27 to $213.25 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2024, 12,062,868 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 162,820 shares of our common stock. We also have additional shares available for grant under our 2015 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2025, the Board of Directors of the Company increased its quarterly dividend from $0.26 per share to $0.30 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2024, four investors - Henry Crown and Company, BlackRock, Inc., The Vanguard Group, and Allspring Global Investments, LLC - beneficially owned approximately 38% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

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

We assess the security of our networks, websites, and systems with automated vulnerability detection services from a provider that is validated by the NIST, based on the Security Content Automation Protocol ("SCAP") standard. We perform an annual review of our efforts to manage risk with controls that align with and map to key compliance frameworks, such as NIST and the ISO 27000 series of standards. We perform quarterly IT risk assessments that include cybersecurity risk assessments focused on action plans developed through annual reviews. We also respond to risks as they are discovered real-time. We are guided by an Information Security Incident Response Policy and corresponding Information Security Incident Response Procedure we implement when handling IT security incidents.

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

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated responsibility for the periodic review and evaluation of the Company’s policies and programs for identifying cybersecurity risks to the Audit Committee. In addition, the entire Board receives quarterly updates on the Company's cybersecurity action plans and annual reports containing full cybersecurity control assessments and action plans from senior management, and periodically reviews information regarding the Company's cybersecurity risks. We have an Information Technology Steering Committee ("ITSC"), comprised of the Company President and Chief Executive Officer, the Executive Vice Presidents of our Vegetation Management and Industrial Equipment Divisions, the Chief

Financial Officer, and the Chief Sustainability Officer, that assesses and manages material risks from cybersecurity threats and determines the priority of cybersecurity initiatives. The ITSC also reviews the Board's and Audit Committee’s feedback and incorporates it into ongoing cybersecurity management efforts.

Our IT team, led by the Vice President of IT and the Director of Network and Information Systems, is responsible for day-to-day assessment and management of cybersecurity risks, including the monitoring and detecting of cybersecurity incidents and executing our cybersecurity incident response plans. Members of our IT team have undergraduate and graduate degrees in relevant fields, including information systems, information assurance, and information technology with a concentration in cybersecurity. Members of our IT team have also obtained relevant certifications, including the Director of Network and Information Systems being a Certified Information Systems Security Professional.

Item 2. Properties
      As of February 21, 2025, the Company utilized twenty-seven principal manufacturing plants with fifteen located in the United States, eight in Europe, three in Canada, and one in Brazil. The facilities are listed below:

Facility	Square Footage	Owned	Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,110,000	Owned	Tree chippers, Grinders, Brush Cutters, and Debarkers for Morbark and Stump Cutters, Aerial Rimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Selma, Alabama*	744,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Fabrication and assembly of products for various product lines
Gibson City, Illinois	275,000	Owned	Mechanical Mowers, Blades, Deep Tillage Equipment, and other implements for Rhino, Bush Hog and OEMs
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Sao Joao da Boa Vista, Brazil*	183,000	Owned	Mowing Equipment, Sugar Cane Trailers and other equipment for Santa Izabel
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Salford Priors, England*	168,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Ludlow, England*	167,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Richmond, Virginia*	157,000	Leased	Leaf Collection Equipment and Street Sweeper Replacement Brooms for ODB
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Street Sweeping Equipment for Schwarze
Daumeray, France*	125,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
New Berlin, Wisconsin*	120,000	Owned	Municipal Snow Removal and Ice Control Equipment for Wausau
Coatesville, Indiana*	115,000	Owned	Zero Turn Radius Mowers for Dixie Chopper
Middelburg, the Netherlands*	110,000	Owned	Boom Mowers, Flail Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	104,000	Owned	Snow and Ice Removal Equipment for Tenco
Giessen, the Netherlands*	72,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Alamo Group The Netherlands
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Shoemakersville, Pennsylvania*	65,000	Leased	Truck Mounted Highway Attenuator Trucks and Other Specialty Trucks and Equipment for Royal Truck and Equipment
Hopkinton, New Hampshire*	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine*	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Suffolk, England*	35,000	Leased	Commercial wood chippers and other forestry equipment for Timberwolf
Kent, Washington*	25,000	Leased	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Installation & Rental Facilities, Warehouses & Sales	540,000	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin & New Braunfels, Texas	29,000	Leased /Owned	Corporate Office
Total	6,059,000	81%
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 21, 2025, there were 12,063,468 shares of common stock outstanding, held by approximately 68 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 21, 2025, the closing price of the common stock on the New York Stock Exchange was $188.90 per share.

On January 2, 2025, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share which was paid on January 29, 2025 to holders of record as of January 16, 2025. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2024, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and a published industry or line-of-business index (the S&P 500 Industrials Index) for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alamo Group Inc., the S&P SmallCap 600 Index, and the S&P 500 Industrials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Alamo Group Inc.
S&P SmallCap 600
S&P 500 Industrials

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24
Alamo Group Inc.	100.00	110.41	118.24	114.36	170.62	151.71
S&P SmallCap 600	100.00	111.29	141.13	118.41	137.42	149.37
S&P 500 Industrials	100.00	111.06	134.52	127.15	150.20	176.44

Purchase of Equity Securities

On October 31 2024, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase in the aggregate up to $50.0 million of its outstanding stock over 5 years, through October 30, 2029. The extent to which the Company may repurchase shares, and the timing of such purchases, will depend upon market conditions and other corporate considerations as determined by the Company’s Board and management.

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

We experienced strong demand for industrial equipment products in 2024 while demand for forestry, tree care, and agricultural mowing products weakened. Gross profit margins declined slightly due to weaker Vegetation Management Division sales that slowed our production cadence and adversely impacted production efficiency. Market conditions are mixed; governmental and industrial product demand is robust while vegetation product demand has been hampered mainly by higher interest rates and elevated channel inventories.

2024 Performance

In 2024, the Company's net sales decreased by 4% and net income decreased by 15% compared to 2023. The decrease in net sales was primarily driven by weak forestry, tree care, and agricultural mowing markets, leading to lower demand in the Vegetation Management Division. Additionally, the sale of Herschel Parts on August 16, 2024, had a negative impact on year-over-year sales, though it was immaterial on a full-year basis. These challenges were nearly offset by strong sales growth in the Industrial Equipment Division.

The decline in net income was due to lower product demand in the Vegetation Management Division, which affected production efficiency, along with associated separation costs incurred to reduce division capacity. In the Industrial Equipment Division, nonrecurring costs related to the five-week labor strike at Gradall Industries negatively impacted second-quarter results. The Company reached a new five-year collective bargaining agreement at its Gradall plant in May 2024.

The Company's Vegetation Management Division experienced a 20% decrease in net sales for the full year of 2024 compared to 2023 due to a steep decline in forestry, tree care and agricultural mowing markets. The Division’s backlog has declined 47% year-over-year and is now at pre-Covid levels. Income from operations for 2024 decreased by 54% compared to 2023, reflecting market downturn and costs associated with separation and reduction of capacity. The Company continues to implement cost-saving initiatives and enhance operational efficiency, with the goal of improving operating margins.

The Company's Industrial Equipment Division reported a 19% increase in net sales for the full year of 2024 compared to 2023. Sales growth was strong in all product lines, with excavators, vacuum trucks, sweepers & safety, and snow removal contributing to year-over-year growth. Income from operations for 2024 rose 43% versus 2023, driven by increased demand, greater operational efficiencies, and an improvement in supply chain performance and truck chassis availability.

Consolidated income from operations was $165 million for the full year of 2024 compared to $198 million for the full year of 2023, a decrease of 17%. The Company's backlog decreased 22% to $669 million at the end of 2024 versus the backlog of $860 million at the end of 2023.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2024	2023	2022

Vegetation Management	$785,199	$979,040	$937,065
Industrial Equipment	843,314	710,611	576,551
Total net sales	$1,628,513	$1,689,651	$1,513,616

Cost and profit margins, as percentages of net sales:

Cost of sales	74.7%	73.2%	75.1%
Gross profit	25.3%	26.8%	24.9%
Selling, general, administrative, and amortization expenses	15.2%	15.1%	15.1%
Income from operations	10.1%	11.7%	9.8%
Income before income taxes	9.2%	10.4%	8.9%
Net income	7.1%	8.1%	6.7%

Results of Operations

Fiscal 2024 compared to Fiscal 2023

The Company’s net sales in the fiscal year ended December 31, 2024 (“2024”) were $1,628.5 million, a decrease of $61.2 million or 3.6% compared to $1,689.7 million for the fiscal year ended December 31, 2023 (“2023”). The decrease in sales was attributable to weaker market demand in forestry, tree care, and agricultural mowing markets, partially offset by continued strong demand for industrial equipment.

Vegetation Management net sales were $785.2 million in 2024 compared to $979.0 million in 2023, a decrease of $193.8 million or 19.8%. The decline was primarily driven by the sustained weakness in forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024 was immaterial to the year-over-year sales decrease.

Industrial Equipment net sales were $843.3 million in 2024 compared to $710.6 million in 2023, representing an increase of $132.7 million or 18.7%. The increase was a result of strong performance in all product lines including excavator and vacuum trucks, sweepers & safety, and snow removal equipment.

Gross profit for 2024 was $412.5 million (25.3% of net sales) compared to $453.6 million (26.8% of net sales) in 2023, a decrease of $41.1 million. The decrease in gross profit was primarily attributable to the decline in Vegetation Management market demand, resulting in production inefficiencies, and the impact of costs to reduce capacity and separation expenses as the Division adjusted to market conditions. In addition, profitability was also impacted by the five-week strike at Gradall in Ohio, which negatively affected the Industrial Equipment Division.

Selling, general and administrative expenses (“SG&A”) were $231.5 million (14.2% of net sales) in 2024 compared to $240.2 million (14.2% of net sales) in 2023, a decrease of $8.7 million. The decrease in SG&A expenses in 2024 was attributable to labor cost savings actions taken in Vegetation Management partially offset by additional costs from the acquisition of Royal Truck. Amortization expense in 2024 was $16.2 million compared to $15.5 million in 2023, an increase of $0.7 million due to Royal Truck acquisition in the fourth quarter of 2023.

Interest expense for 2024 was $20.5 million compared to $26.1 million in 2023, a decrease of $5.6 million or 21.3%. The decrease in interest expense in 2024 was primarily due to debt reduction.

Interest income for 2024 was $2.6 million compared to $1.5 million in 2023, an increase of $1.1 million or 77.6%. The increase in 2024 was primarily due to higher cash on hand.

Other income (expense), net was income of $2.7 million during 2024 compared to income of $1.8 million in 2023. The increase was primarily driven by foreign exchange transaction gains, offset by fixed asset losses.

Provision for income taxes was $33.7 million (22.5% of income before income taxes) for 2024 compared to $39.0 million (22.2% of income before income taxes) in 2023.

Net income for 2024 was $115.9 million compared to $136.2 million in 2023, with the decrease in 2024 net income resulting from the factors described above.

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

As of December 31, 2024, the Company had working capital of $667.2 million, which represents an increase of $77.2 million from working capital of $590.0 million as of December 31, 2023. The increase in working capital was primarily a result of higher cash and cash equivalents.

Capital expenditures were $25.0 million for 2024, compared to $37.7 million for 2023. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by operating activities was $209.8 million for 2024, compared to $131.2 million for 2023. The increase of cash from operating activities is primarily the result of improved receivables and inventory compared to 2023.

Net cash used in investing activities was $22.2 million for 2024, compared to $52.6 million for 2023. The decrease in investing activities was in part driven by the acquisition of Royal Truck in 2023. Net cash used by financing activities was $32.0 million for 2024, compared to net cash used of $76.9 million for 2023. This reduction in cash used by financing activities is due to repayment of revolving credit.

The Company had $147.2 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2024. The majority of these funds are held at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

On October 28, 2022, the Company, as the borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides the Company with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in five years. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from 0.25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027.

As of December 31, 2024, $220.5 million was outstanding under the Credit Agreement, $220.5 million on the Term Facility and zero on the Revolver Facility. On December 31, 2024, $2.7 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.3 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Inflation

The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted. In 2024, while inflation moderated compared to prior years, the cost of commodities, components, parts, and accessories remained elevated relative to historical levels. Throughout 2024, we continued to implement strategic pricing actions and operational efficiency measures to help offset these sustained cost pressures. While the rate of inflation decreased during 2024, prices for many key inputs remained higher than pre-pandemic levels. Looking ahead to 2025, we expect the cost environment to remain challenging, though with less volatility than in recent years. We anticipate modest increases in the average cost of commodities, components, parts, and accessories compared to 2024 levels. However, cost inflation continues to be an ongoing challenge that could have a material impact on the Company's business and financial results, particularly if there are unexpected shifts in political policy changes (including the imposition of tariffs), global economic environment or supply chain dynamics.

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2024, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

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

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2024, the result of a uniform 10%

strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $13.1 million. Comparatively, on December 31, 2023, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $12.5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2024 was a loss of $29.0 million. On December 31, 2024, the British pound closed at 0.7991 relative to the U.S. dollar, and the Euro closed at 0.9657 relative to the U.S. dollar. By comparison, on December 31, 2023, the British pound closed at 0.7854 relative to the U.S. dollar, and the Euro closed at 0.9060 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. However, as discussed below in Note 13. Long-Term Debt, effective August 30, 2024, the Company put in place an interest rate swap that converted the variable interest rate on the Term Facility to a fixed rate of 3.7855% plus an interest margin percentage for the full amount of the outstanding long-term debt for three years. Accordingly, the Company’s net income was affected by changes in interest rates for part of 2024. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2024 average interest rate under these borrowings, the Company’s 2024 interest expense would have changed by approximately $5.6 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data described in Item 15 of this report and included on pages 49 through 83 of this report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was carried out, under the supervision and with the participation of the Company's management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, the President & Chief Executive Officer and Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” and “Corporate Governance."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders which appear therein under the captions "Executive Compensation," “The Compensation Committee,” “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2024.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2024, the last day of Alamo Group Inc.’s 2024 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2015 Incentive Stock Option Plan	69,052	$150.74	261,888
2019 Equity Incentive Plan	93,768	$180.18	321,669
Plans not approved by stockholders	—	—	—
Total	162,820		583,557

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no such reportable relationships or related party transactions in the fiscal year ended December 31, 2024.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, New Orleans, LA, Auditor Firm ID: 185.

Information regarding principal accountant fees and services is set forth under the caption “Proposal 4 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, October 31, 2024
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
*10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
*10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.4	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
10.5	—	Third Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, N.A., and PNC Bank, N.A. as co-syndication agents, TD Bank, N.A. as documentation agent, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 31, 2022
*10.6	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.7	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.8	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.9	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.10	—	Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.11	—	Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.12	—	Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020
*10.13	—	Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.22 to Form 10-K, February 26, 2021
*10.14	—	Form of Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
*10.15	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Dan Malone	Filed as Exhibit 10.1 to Form 10-Q, August 2, 2023

*10.16	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Edward Rizzuti	Filed as Exhibit 10.2 to Form 10-Q, August 2, 2023
*10.17	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Richard Wehrle	Filed as Exhibit 10.3 to Form 10-Q, August 2, 2023
19.0	—	Insider Trading Tipping Policy	Filed Herewith
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
97.0	—	Recoupment Policy	Filed as Exhibit 97.0 to Form 10-K, February 22, 2024
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
________________________________________________________________________________________________________________________
*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMO GROUP INC.
Date:	February 27, 2025
/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 27th day of February 2025.

Signature	Title

/s/RICHARD W. PAROD Richard W. Parod	Independent Board Chair & Director

/s/JEFFERY A. LEONARD Jeffery A. Leonard	President & Chief Executive Officer (Principal Executive Officer)

/s/AGNIESZKA K. KAMPS Agnieszka K. Kamps	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/NINA C. GROOMS Nina C. Grooms	Director

/s/COLLEEN C. HALEY Colleen C. Haley	Director

/s/PAUL D. HOUSEHOLDER Paul D. Householder	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2024, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	February 27, 2025	/s/Jeffery A. Leonard
Jeffery A. Leonard
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the
Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December
31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of evidence over the existence of inventory
As discussed in Note 6 to the consolidated financial statements, the value of inventory was $343 million as of December 31, 2024. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 27 principal manufacturing plants located in six countries.

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

New Orleans, Louisiana
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and
2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes
(collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
New Orleans, Louisiana
February 27, 2025

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$197,274	$51,919
Accounts receivable, net	305,561	362,007
Inventories, net	343,363	377,480
Prepaid expenses and other current assets	11,206	12,497
Income tax receivable	91	54
Total current assets	857,495	803,957

Rental equipment, net	52,942	39,264

Property, plant and equipment	365,608	365,960
Less: Accumulated depreciation	(207,276)	(199,300)
Total property, plant and equipment, net	158,332	166,660

Goodwill	203,027	206,536
Intangible assets, net	151,360	168,296
Deferred income taxes	1,118	1,375
Other non-current assets	26,005	23,298
Total assets	$1,450,279	$1,409,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$84,505	$99,678
Income taxes payable	13,259	12,529
Accrued liabilities	77,537	86,711
Current maturities of long-term debt and finance lease obligations	15,008	15,008
Total current liabilities	190,309	213,926

Long-term debt and finance lease obligations, net of current maturities	205,473	220,269
Long-term tax liability	626	2,634
Other long-term liabilities	24,619	23,694
Deferred income taxes	10,998	16,100
Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,017,308 and 11,964,181 outstanding at December 31, 2024 and December 31, 2023, respectively	1,202	1,196
Additional paid-in capital	146,866	137,791
Treasury stock, at cost; 82,600 shares at December 31, 2024 and December 31, 2023	(4,566)	(4,566)
Retained earnings	956,347	852,859
Accumulated other comprehensive loss	(81,595)	(54,517)
Total stockholders’ equity	1,018,254	932,763
Total liabilities and stockholders’ equity	$1,450,279	$1,409,386

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net sales:
Vegetation Management	$785,199	$979,040	$937,065
Industrial Equipment	843,314	710,611	576,551
Total net sales	1,628,513	1,689,651	1,513,616
Cost of sales	1,216,025	1,236,007	1,137,098
Gross profit	412,488	453,644	376,518

Selling, general and administrative expenses	231,453	240,158	212,649
Amortization expense	16,227	15,519	15,277
Income from operations	164,808	197,967	148,592

Interest expense	(20,548)	(26,093)	(14,361)
Interest income	2,637	1,485	752
Other income (expense)	2,731	1,761	(673)
Income before income taxes	149,628	175,120	134,310

Provision for income taxes	33,698	38,959	32,382
Net income	$115,930	$136,161	$101,928

Net income per common share:
Basic	$9.69	$11.42	$8.58
Diluted	$9.63	$11.36	$8.54
Average common shares:
Basic	11,968	11,920	11,877
Diluted	12,037	11,987	11,934

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$115,930	$136,161	$101,928
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (expense) benefit of $1,496, $(949), and $1,069	(29,047)	13,644	(23,032)
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $(406), $282, and $(497), respectively	1,387	(1,231)	2,047
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(170), $(391), and $(194), respectively	582	1,338	1,707
Other comprehensive income (loss), net of tax	$(27,078)	$13,751	$(19,278)
Comprehensive income	$88,852	$149,912	$82,650

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	11,791	$1,187	$124,228	$(4,566)	$633,804	$(48,990)	$705,663
Other comprehensive income	—	—	—	—	101,928	(19,278)	82,650
Stock-based compensation expense	—	—	5,561	—	—	—	5,561
Stock-based compensation transactions	40	4	31	—	—	—	35
Dividends paid ($0.72 per share)	—	—	—	—	(8,549)	—	(8,549)
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	136,161	13,751	149,912
Stock-based compensation expense	—	—	7,424	—	—	—	7,424
Stock-based compensation transactions	51	5	547	—	—	—	552
Dividends paid ($0.88 per share)	—	—	—	—	(10,485)	—	(10,485)
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income	—	—	—	—	115,930	(27,078)	88,852
Stock-based compensation expense	—	—	9,141	—	—	—	9,141
Stock-based compensation transactions	53	6	(66)	—	—	—	(60)
Dividends paid ($1.04 per share)	—	—	—	—	(12,442)	—	(12,442)
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating Activities
Net income	$115,930	$136,161	$101,928
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	1,718	253	424
Depreciation - PP&E	26,865	23,665	23,673
Depreciation - Rental	9,992	8,789	7,739
Amortization of intangibles	16,227	15,519	15,277
Amortization of debt issuance	703	703	667
Stock-based compensation expense	9,141	7,424	5,561
Provision for deferred income tax benefit	(3,607)	(4,253)	(2,337)
Gain on sale of property, plant and equipment	(639)	(6,621)	(161)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	47,012	(35,293)	(85,055)
Inventories	26,494	(10,844)	(37,739)
Rental equipment	(23,830)	(13,930)	(9,196)
Prepaid expenses and other	(2,608)	(835)	(6,146)
Trade accounts payable and accrued liabilities	(15,673)	4,813	(2,879)
Income taxes payable	1,000	6,705	2,934
Long term tax payable	(2,007)	(1,147)	(635)
Other assets and liabilities, net	3,060	45	475
Net cash provided by operating activities	209,778	131,154	14,530

Investing Activities
Acquisitions, net of cash acquired	—	(27,560)	(2,000)
Purchase of property, plant and equipment	(24,993)	(37,745)	(31,141)
Proceeds from sale of property, plant and equipment	3,045	12,682	1,566
Purchase of patents	(233)	—	(163)
Net cash used in investing activities	(22,181)	(52,623)	(31,738)

Financing Activities
Borrowings on bank revolving credit facility	195,000	183,000	222,000
Repayment on bank revolving credit facility	(195,000)	(235,000)	(174,000)
Principal payments on long-term debt and capital leases	(15,069)	(14,948)	(15,031)
Contingent consideration payment after acquisition	(4,402)	—	—
Dividends paid	(12,442)	(10,485)	(8,549)
Proceeds from exercise of stock options	1,912	1,586	803
Common stock repurchased	(1,972)	(1,034)	(768)
Net cash (used in) provided by financing activities	(31,973)	(76,881)	24,455

Effect of exchange rate changes on cash	(10,269)	3,253	(2,346)
Net change in cash and cash equivalents	145,355	4,903	4,901
Cash and cash equivalents at beginning of the year	51,919	47,016	42,115
Cash and cash equivalents at end of the year	$197,274	$51,919	$47,016
Cash paid during the year for:
Interest	$20,787	$25,358	$14,575
Income taxes	$40,426	$37,330	$35,102

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

Foreign Currency

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in Accumulated other comprehensive loss.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2024 and December 31, 2023, there was no restricted cash.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The credit risk is limited because of the large numbers and types of customers and their geographic dispersion.
Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

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

Pensions

The Company records annual amounts relating to its pension and post-retirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in Accumulated other comprehensive loss and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

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

We have elected that any taxes collected from customers and remitted to government authorities (i.e., sales tax, use tax, etc.) are excluded from the measurement of the transaction price and therefore are excluded from net sales in the consolidated statements of income.

There are instances where we provide shipping services in relation to the goods sold to our customers. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in cost of sales. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $25.0 million and $24.7 million on December 31, 2024 and December 31, 2023, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in cost of sales.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2024, 2023, and 2022 was approximately $14.8 million, $23.2 million and $10.9 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $13.5 million, $13.4 million, and $14.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2024, 2023, and 2022:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2024	2023	2022

Risk-free interest rate	4.27%	4.05%	1.93%
Dividend yield	0.5%	0.5%	0.5%
Volatility factors	31.4%	32.1%	33.2%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disaggregated Income Statement Expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Accounting Pronouncements Adopted for Year End 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. Upon adoption this ASU will result in incremental disclosures as required. We have adopted the provision of this ASU for the year ending December 31, 2024.

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

(in thousands, except per share amounts)	2024	2023	2022

Net income	$115,930	$136,161	$101,928

Average common shares:
Basic (weighted-average outstanding shares)	11,968	11,920	11,877
Dilutive potential common shares from stock options	69	67	57
Diluted (weighted-average outstanding shares)	12,037	11,987	11,934

Basic earnings per share	$9.69	$11.42	$8.58

Diluted earnings per share	$9.63	$11.36	$8.54

Stock options totaling 15,797 shares in 2024, 4,991 shares in 2023, and 25,610 shares in 2022 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2024
Reserve for sales discounts	$24,031	$134,695	$(18)	$(144,463)	$14,245
Reserve for inventory obsolescence	8,985	6,067	(249)	(6,520)	8,283
Reserve for warranty	11,138	14,907	(265)	(15,972)	9,808
2023
Reserve for sales discounts	$19,861	$159,235	$5	$(155,070)	$24,031
Reserve for inventory obsolescence	13,209	5,527	410	(10,161)	8,985
Reserve for warranty	9,340	13,809	313	(12,324)	11,138
2022
Reserve for sales discounts	$12,567	$137,553	$(21)	$(130,238)	$19,861
Reserve for inventory obsolescence	12,908	6,998	(277)	(6,420)	13,209
Reserve for warranty	9,953	11,290	(244)	(11,659)	9,340

Sales Discounts

On December 31, 2024, the Company had $14.2 million in reserves for sales discounts compared to $24.0 million on December 31, 2023 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

The Company had a reserve of $8.3 million on December 31, 2024 and $9.0 million on December 31, 2023 to cover obsolete and slow moving inventory. The decrease in the reserve was primarily attributable to the Company's Industrial Equipment Division. The reserve for inventory obsolescence is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $9.8 million on December 31, 2024 and $11.1 million on December 31, 2023 and is included in Note 11.

6. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Finished goods and parts	$317,169	$338,675
Work in process	21,310	30,616
Raw materials	4,884	8,189
Inventory, net	$343,363	$377,480

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2024	2023	Useful Lives
Land	$11,704	$12,092
Buildings and improvements	149,893	151,925	1-40 yrs.
Machinery and equipment	162,017	159,863	1-40 yrs.
Office furniture and equipment	14,587	15,603	1-20 yrs.
Computer software	16,202	15,528	1-10 yrs.
Transportation equipment	11,205	10,949	2-10 yrs.
Property, plant and equipment, at cost	365,608	365,960
Accumulated depreciation	(207,276)	(199,300)
Property, plant and equipment, net	$158,332	$166,660

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2022, 2023, and 2024 are as follows:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2021	$132,963	$69,443	$202,406
Translation adjustment	(1,882)	(1,147)	(3,029)
Goodwill adjustment	(3,519)	—	(3,519)
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	1,337	476	1,813
Goodwill acquired	—	8,865	8,865
Balance at December 31, 2023	$128,899	$77,637	$206,536
Translation adjustment	(2,170)	(1,221)	(3,391)
Goodwill adjustment	—	(118)	(118)
Balance at December 31, 2024	$126,729	$76,298	$203,027

9. INTANGIBLE ASSETS

The following is a summary of the Company's intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2024	December 31, 2023
Definite:
Trade names and trademarks	15-25 years	$72,040	$72,834
Customer and dealer relationships	8-15 years	137,086	137,744
Patents and developed technologies	3-12 years	28,529	28,558
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		242,055	243,536
Less accumulated amortization		(96,195)	(80,740)
Total net		145,860	162,796
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$151,360	$168,296

The Company's net carrying value at December 31, 2024 of intangible assets with definite useful lives consists of trade names and trademarks at $52.2 million, customer and dealer relationships at $79.4 million, patents and drawings at $13.1 million, and favorable leasehold interests at $1.1 million. As of December 31, 2024, the related accumulated amortization balance for the definite-lived assets were $19.8 million for trade names and trademarks, $57.7 million for customer and dealer relationships, $15.5 million for patents and drawings, and $3.1 million for favorable leasehold interests. The Company estimates amortization expense to be $16.2 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2024, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$8	$9
Interest on lease liabilities	—	1
Operating lease cost	7,248	6,137
Short-term lease cost	2,088	1,308
Variable lease cost	265	281
Total lease cost	$9,609	$7,736

As of December 31, 2024, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases
2025	$6,998
2026	5,719
2027	3,595
2028	1,556
2029	927
Thereafter	914
Total minimum lease payments	$19,709
Less imputed interest	(1,432)
Total lease liabilities	$18,277

Rental expense for operating leases was $9.6 million for 2024, $7.7 million for 2023, and $7.5 million for 2022.

Future Lease Commencements

As of December 31, 2024, we have additional operating leases that have not yet commenced in the amount of $0.6 million. These operating leases will commence in fiscal year 2025.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2024	2023
Other non-current assets	$18,099	$16,279

Accrued liabilities	6,449	5,295
Other long-term liabilities	11,828	11,307
Total operating lease liabilities	$18,277	$16,602
Weighted average remaining lease term	3.49 years	3.76 years
Weighted average discount rate	4.57%	4.05%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,503	$5,490

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2024	2023
Salaries, wages and bonuses	$38,063	$43,503
Lease liability	6,449	5,295
Taxes	1,392	1,965
Warranty	9,808	11,138
Retirement provision	2,575	2,785
Customer deposits	8,564	6,216
Other	10,686	15,809
Accrued liabilities	$77,537	$86,711

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2024 and 2023, as the floating rates on our outstanding balances approximate current market rates. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring or nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2024 and 2023.

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

The Company has two interest rate swap agreements outstanding as of December 31, 2024. The notional amount of the Company’s outstanding swap agreements is $271.3 million. The fair value of the Company’s derivative assets is $0.8 million as of December 31, 2024 compared to $1.0 million liability as of December 31, 2023. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2024	2023
Bank revolving credit facility	$—	$—
Term debt	220,475	235,201
Finance lease obligations	6	76
Total debt	220,481	235,277
Less current maturities	15,008	15,008
Total long-term debt	$205,473	$220,269

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

As of December 31, 2024, $220.5 million was outstanding under the Credit Agreement. Of the total outstanding, $220.5 million was on the Term Facility at the end of 2024. Effective August 30, 2024, the Company entered into an interest rate swap with Bank of America, N.A., converting the variable SOFR rate on the Term Facility to a fixed rate of 3.7855% plus the margin percentage discussed above. The notional principal is scheduled to adjust each quarter to match the amortization of the Term Facility up to the swap termination date of August 31, 2027.

On December 31, 2024, $2.7 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.3 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2024, are as follows: $15.0 million in 2025; $15.0 million in 2026; $190.5 million in 2027; and zero thereafter.

14. INCOME TAXES

Income Statement Components

Earnings before income taxes were as follows:

	December 31,
(in thousands)	2024	2023	2022
Income before income taxes:
Domestic	$66,449	$121,065	$86,680
Foreign	83,179	54,055	47,630
	$149,628	$175,120	$134,310

The components of income tax expense (benefit) were as follows:

	December 31,
(in thousands)	2024	2023	2022
Current:
Domestic	$13,080	$24,168	$19,197
Foreign	19,968	11,356	11,848
State	4,257	7,688	3,674
	37,305	43,212	34,719
Deferred:
Domestic	(1,895)	(4,451)	(2,246)
Foreign	(1,225)	353	(51)
State	(487)	(155)	(40)
	(3,607)	(4,253)	(2,337)
Total income taxes	$33,698	$38,959	$32,382

A reconciliation of the income tax at the Company’s U.S. statutory federal income tax rate to the provision for income tax follows. Some prior year components have been reclassified to conform to the current year presentation.

	December 31,
(in thousands)	2024	2023	2022
Income tax expense at statutory rates	$31,422	$36,775	$28,205
Increase (reduction) from:
Jurisdictional rate differences	4,832	2,766	1,989
Executive compensation limitations	1,122	183	481
Valuation allowance	(2,432)	(789)	(316)
Stock based compensation	209	(24)	122
U.S. state taxes	2,876	6,076	2,632
Foreign tax (credit) / expense	(1,498)	(371)	267
R&D credit (net)	(3,529)	(3,618)	(1585)
Other credits	(490)	(628)	—
GILTI	871	109	500
FDII	(187)	(731)	(192)
Previously unrecognized tax (benefit) / expense	136	170	51
Other (net)	366	(959)	228
Provision for income taxes	$33,698	$38,959	$32,382
Effective tax rate	22.5%	22.2%	24.1%

Deferred Income Tax Assets and Liabilities

The components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Inventory basis difference	$4,579	$3,580
Accounts receivable reserve	620	798
Rental equipment and Property, plant and equipment	—	—
Stock based compensation	679	944
Pension liability	3,010	2,922
Employee benefit accrual	2,384	3,150
Product liability and warranty reserves	2,598	2,415
Foreign net operating loss	—	2,736
Lease liability	3,662	4,052
Capitalized R&D costs	13,676	10,335
Other	808	447

Total deferred income tax assets	$32,016	$31,379
Less: Valuation allowance	—	(2,512)

Net deferred income tax assets	$32,016	$28,867

Deferred income tax liabilities:
Inventory basis differences	$(78)	$(75)
Rental equipment and Property, plant and equipment	(14,960)	(17,074)
Lease asset	(3,545)	(3,941)
Intangible assets	(21,962)	(20,878)
Expenses not currently deductible for book purposes	(1,351)	(1,624)

Total deferred income tax liabilities	$(41,896)	$(43,592)

Net deferred income taxes	$(9,880)	$(14,725)

As of December 31, 2024, the Company had no foreign or domestic net operating loss carry-forwards.

The Company had no valuation allowances on deferred tax assets as of December 31, 2024.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2024	2023
Balance as of beginning of year	$490	$321
Increases for tax positions related to the current year	218	252
Decreases due to lapse of statute of limitations	(82)	(83)
Balance as of end of year	$626	$490

The Company has adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2024, no interest or penalties have been accrued. With few exceptions, the Company’s open tax years for its federal and state income tax returns are for the tax years ended 2019 through 2024, and for tax years ended 2018 through 2024 for its foreign income tax returns.

The Company currently intends to permanently reinvest its earnings in certain foreign subsidiaries. No U.S. corporate income taxes or foreign withholding taxes should be imposed on future distributions of the earnings not permanently reinvested. If the amounts asserted as permanent reinvestment were distributed, the Company would be subject to approximately $5.4 million in withholding taxes.

15. COMMON STOCK

On January 2, 2025, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share which was paid on January 29, 2025 to holders of record as of January 16, 2025. The Company also had a share repurchase program under which the Company had authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. During 2024, the Company repurchased zero shares.

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

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2024		2023		2022
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	75,862	$128.64	84,647	$106.43	87,610	$91.24
Granted	17,519	203.55	14,425	178.25	17,625	137.93
Exercised	(18,430)	103.81	(21,260)	72.09	(14,780)	50.79
Canceled	(5,899)	169.97	(1,950)	148.08	(5,808)	114.48
Options outstanding at end of year	69,052	150.74	75,862	128.64	84,647	106.43
Options exercisable at end of year	29,757	$118.60	34,027	$100.00	43,412	$78.50
Options available for grant at end of year	261,888		273,558		286,033
*Weighted Averages

 Options outstanding and exercisable at December 31, 2024 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$52.51 - $83.99	5,275	1.52	$65.36	5,275	$65.36
$92.50 - $138.75	25,662	5.70	$121.62	16,377	$114.52
$156.38 - $234.57	38,115	7.96	$182.16	8,105	$161.52
Total	69,052			29,757
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2024, 2023, and 2022 were $86.89, $76.10 and $52.70, respectively. Stock option expense was $0.9 million, $0.8 million and $0.6 million for years ending 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2024	2023	2022
Options available for grant at end of year	321,669	356,156	381,531

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2024		2023		2022
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	—	$—	1,000	$53.51	2,000	$53.51
Granted	—	—	—	—	—	—
Exercised	—	—	(1,000)	53.51	(1,000)	53.51
Canceled	—	—	—	—	—	—
Options outstanding at end of year	—	—	—	—	1,000	53.51
Options exercisable at end of year	—	$—	—	$—	1,000	$53.51
*Weighted Averages

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards ("RSA")/Units for the periods indicated:

	2024		2023		2022
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	93,978	$158.99	97,630	$133.67	80,616	$129.53
Granted	49,270	181.78	45,267	178.66	48,396	133.70
Exercised	(44,535)	127.51	(33,847)	129.51	(29,922)	122.19
Canceled	(4,945)	121.34	(15,072)	118.97	(1,460)	143.82
Awards outstanding at end of year	93,768	$180.18	93,978	$158.99	97,630	$133.67
*Weighted Averages

Restricted stock awards vest over a three year period. The weighted-average remaining contractual life in years for 2024, 2023 and 2022 was 1.33, 1.51 and 1.41, respectively. Compensation expense was $8.2 million, $6.6 million and $4.9 million for years ending 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

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

The Gradall Company Employees’ Retirement Plan covers approximately 248 former employees and 43 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2024	2023
Change in projected benefit obligation
Benefit obligation at beginning of year	$16,947	$17,271
Service cost	2	2
Interest cost	800	848
Liability actuarial (gain) loss	(923)	(35)
Benefits paid	(1,162)	(1,139)
Benefit obligation at end of year	$15,664	$16,947
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$18,775	$18,269
Return on plan assets	133	1,645
Employer contributions	—	—
Benefits paid	(1,162)	(1,139)
Fair value of plan assets at end of year	17,746	18,775
Funded status	$2,082	$1,828

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

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2024	2023
Discount rate	5.60%	4.90%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2024	2023
Discount rate	4.90%	5.10%
Long-term rate of return on plan assets	5.00%	6.00%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2024	2023
Service cost	$2	$2
Interest cost	800	848
Expected return on plan assets	(908)	(1,058)
Amortization of net loss	823	1,031
Net periodic benefit cost	$717	$823

 The Company estimates that $0.7 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2025.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2024	2023
Equity securities	—%	10%
Debt securities	98%	88%
Short-term investments	2%	2%
Other	—%	—%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$—	$—	$—	$—
Large Cap	—	—	—	—
International	—	—	—	—

Common/Collective Trusts:
Principal Liability Driven Solution CIT I	10,796	—	10,796	—
Principal Liability Driven Solution CIT II	6,589	—	6,589	—

Cash & Short-term Investments	361	361	—	—
Total	$17,746	$361	$17,385	$—

(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$148	$148	$—	$—
Large Cap	106	106	—	—
International	221	221	—	—

Common/Collective Trusts:
Principal Liability Driven Solution CIT I	11,997	—	11,997	—
Principal Liability Driven Solution CIT II	4,501		4,501
Principal/BlackRock International Equity	142	—	142	—
Principal/Causeway International Value	134	—	134	—
Principal/BlackRock Large Cap Growth Index Fund	214	—	214	—
Principal/BlackRock Large Cap Value Index Fund	214	—	214	—
Principal/Multi-Manager Small Cap	229	—	229	—
Principal/BlackRock Russell 2000 Index Fund	76	—	76	—
Principal/BlackRock S&P Mid Cap Index Fund	99	—	99	—
Principal/MFS Value CIT F	106	—	106	—
Principal/T. Rowe Price Large-Cap Growth Managed CIT	106	—	106	—
Principal/T. Rowe Price Equity Income Managed CIT	106	—	106	—

Cash & Short-term Investments	376	376	—	—
Total	$18,775	$851	$17,924	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2024 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2024. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2025	$1,290
2026	1,290
2027	1,289
2028	1,273
2029	1,255
Years 2030 through 2034	5,982

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

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2024, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2024 and 2023, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2024	2023
Benefit obligation at January 1,	$10,263	$9,552
Service cost	172	204
Interest cost	479	470
Liability actuarial loss (gain)	(323)	386
Benefits paid	(427)	(349)
Plan amendments	895	—
Benefit obligation at December 31,	$11,059	$10,263

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2024	2023
Service cost	$172	$204
Interest cost	479	470
Amortization of prior service cost	357	381
Amortization of net (gain)/loss	9	(2)
Net periodic benefit cost	$1,017	$1,053

The Company estimates that $0.3 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income into net periodic benefit costs during 2025.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2024	2023
Discount rate	5.45%	4.80%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2024	2023
Discount rate	4.80%	5.05%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2025	$687
2026	954
2027	957
2028	959
2029	962
Years 2030 through 2034	4,969

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.6 million, $0.5 million, and $0.5 million to the IAM Plan for the plan years ended December 31, 2024, 2023 and 2022, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2024, 2023 and 2022 were $4.3 million, $4.5 million, and $4.2 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $1.2 million, $1.1 million, and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2024	2023	2022
Net Sales
Wholegoods	$1,287,596	$1,347,264	$1,185,885
Parts	279,071	286,164	280,261
Other *	61,846	56,223	47,470
Consolidated	$1,628,513	$1,689,651	$1,513,616
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

The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM is responsible for evaluating the performance of the Company’s operating segments. This evaluation of operating segments supports the allocation of resources, both financial and human, to optimize income from operations as the measure of segment profit and loss.

Our reportable segments are our two Divisions: Vegetation Management and Industrial Equipment.

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. However, a few GAAP measures used to assess segment performance and allocation resources are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

	Vegetation	Industrial
December 31, 2024 (in thousands)	Division	Division	Consolidated
Net Sales	$785,199	$843,314	$1,628,513
Less:
Cost of Sales	(589,759)	(626,266)	(1,216,025)
Operating Expenses	(138,883)	(108,797)	(247,680)
Income from Operations	56,557	108,251	164,808
Interest Income			2,637
Other Income (Expense)			2,731
Interest Expense			(20,548)
Income Before Taxes			149,628
Taxes			33,698
Net Income			$115,930

	Vegetation	Industrial
December 31, 2023 (in thousands)	Division	Division	Consolidated
Net Sales	$979,040	$710,611	$1,689,651
Less:
Cost of Sales	(699,573)	(536,434)	(1,236,007)
Operating Expenses	(157,383)	(98,294)	(255,677)
Income from Operations	122,084	75,883	197,967
Interest Income			1,485
Other Income (Expense)			1,761
Interest Expense			(26,093)
Income Before Taxes			175,120
Taxes			38,959
Net Income			$136,161

	Vegetation	Industrial
December 31, 2022 (in thousands)	Division	Division	Consolidated
Net Sales	$937,065	$576,551	$1,513,616
Less:
Cost of Sales	(686,669)	(450,429)	(1,137,098)
Operating Expenses	(141,888)	(86,038)	(227,926)
Income from Operations	108,508	40,084	148,592
Interest Income			752
Other Income (Expense)			(673)
Interest Expense			(14,361)
Income Before Taxes			134,310
Taxes			32,382
Net Income			$101,928

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Goodwill
Vegetation Management	$126,729	$128,899
Industrial Equipment	76,298	77,637
Consolidated	$203,027	$206,536

Identifiable Assets
Vegetation Management	$852,007	$893,582
Industrial Equipment	598,272	515,804
Consolidated	$1,450,279	$1,409,386

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Twelve Months Ended December 31,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(51,785)	$(1,972)	$(760)	$(54,517)	$(65,429)	$(3,310)	$471	$(68,268)
Other comprehensive income (loss) before reclassifications	(29,047)	—	277	(28,770)	13,644	—	(1,912)	11,732
Amounts reclassified from accumulated other comprehensive loss	—	582	1,110	1,692	—	1,338	681	2,019
Other comprehensive income (loss)	(29,047)	582	1,387	(27,078)	13,644	1,338	(1,231)	13,751
Balance as of end of period	$(80,832)	$(1,390)	$627	$(81,595)	$(51,785)	$(1,972)	$(760)	$(54,517)

20. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2024	2023	2022
Net sales	$484,941	$465,827	$420,678
Income from operations	66,243	60,774	48,893
Income before income taxes	86,938	59,630	51,206
Identifiable assets	482,818	387,165	364,752

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2024	2023	2022
Geographic net sales:
United States	$1,145,570	$1,208,068	$1,080,893
Canada	149,514	134,254	95,799
France	89,723	96,946	89,629
United Kingdom	80,192	73,179	69,454
Brazil	39,855	43,990	46,841
Netherlands	35,612	33,461	23,304
Australia	21,251	27,480	26,117
Germany	8,850	11,790	9,115
Other	57,946	60,483	72,464
Total net sales	$1,628,513	$1,689,651	$1,513,616
Geographic location of long-lived assets:
United States	$466,755	$476,371	$457,075
United Kingdom	34,794	34,349	31,767
Canada	32,338	32,551	32,165
Netherlands	23,880	27,872	28,428
France	22,631	19,681	18,728
Brazil	11,177	13,218	12,175
Australia	918	1,097	670
Total long-lived assets	$592,493	$605,139	$581,008

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