Form 10-Q
period 2025-03-31
ALAMO GROUP INC
filed 2025-05-08
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

At May 2, 2025, 12,089,957 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three Months Ended March 31, 2025 and March 31, 2024

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three Months Ended March 31, 2025 and March 31, 2024

	Interim Condensed Consolidated Balance Sheets	5
	March 31, 2025 and December 31, 2024

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2025 and March 31, 2024

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2025 and March 31, 2024

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net sales:
Vegetation Management	$163,890	$223,747
Industrial Equipment	227,060	201,839
Total net sales	390,950	425,586
Cost of sales	288,109	313,954
Gross profit	102,841	111,632

Selling, general and administrative expenses	54,330	60,594
Amortization expense	4,049	4,059
Income from operations	44,462	46,979

Interest expense	(3,194)	(6,091)
Interest income	1,238	801
Other income (expense), net	(663)	98
Income before income taxes	41,843	41,787
Provision for income taxes	10,043	9,667
Net Income	$31,800	$32,120

Net income per common share:
Basic	$2.65	$2.69
Diluted	$2.64	$2.67
Average common shares:
Basic	11,990	11,944
Diluted	12,048	12,020

Dividends declared	$0.30	$0.26

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$31,800	$32,120
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) and benefit of $(541) and $379, respectively	10,821	(7,272)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(59) and $(69), respectively	200	235
Unrealized income (loss) on derivative instruments, net of tax benefit and (expense) of $428 and $(169), respectively	(1,463)	578
Other comprehensive income (loss), net of tax	9,558	(6,459)
Comprehensive income	$41,358	$25,661

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$200,274	$197,274
Accounts receivable, net	339,596	305,561
Inventories, net	356,406	343,363
Prepaid expenses and other current assets	14,931	11,206
Income tax receivable	27	91
Total current assets	911,234	857,495

Rental equipment, net	57,198	52,942

Property, plant and equipment	373,872	365,608
Less: Accumulated depreciation	(214,689)	(207,276)
Total property, plant and equipment, net	159,183	158,332

Goodwill	204,582	203,027
Intangible assets, net	147,899	151,360
Deferred income taxes	1,118	1,118
Other non-current assets	23,480	26,005

Total assets	$1,504,694	$1,450,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$104,977	$84,505
Income taxes payable	18,725	13,259
Accrued liabilities	73,006	77,537
Current maturities of long-term debt and finance lease obligations	15,009	15,008
Total current liabilities	211,717	190,309

Long-term debt and finance lease obligations, net of current maturities	201,789	205,473
Long-term tax liability	626	626
Other long-term liabilities	24,201	24,619
Deferred income taxes	9,300	10,998

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,046,507 and 12,017,308 outstanding at March 31, 2025 and December 31, 2024, respectively	1,205	1,202
Additional paid-in-capital	147,907	146,866
Treasury stock, at cost; 82,600 shares at March 31, 2025 and December 31, 2024, respectively	(4,566)	(4,566)
Retained earnings	984,552	956,347
Accumulated other comprehensive loss	(72,037)	(81,595)
Total stockholders’ equity	1,057,061	1,018,254

Total liabilities and stockholders’ equity	$1,504,694	$1,450,279

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income (loss)	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061

See accompanying notes.

For three months ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Activities
Net income	$31,800	$32,120
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	35	79
Depreciation - Property, plant and equipment	6,561	6,580
Depreciation - Rental equipment	2,884	2,355
Amortization of intangibles	4,049	4,059
Amortization of debt issuance	176	176
Stock-based compensation expense	2,303	2,125
Provision for deferred income tax	(1,641)	148
Loss on sale of property, plant and equipment	—	151
Changes in operating assets and liabilities:
Accounts receivable	(30,865)	(33,154)
Inventories	(9,613)	(9,185)
Rental equipment	(7,148)	(6,206)
Prepaid expenses and other assets	(7,096)	(4,974)
Trade accounts payable and accrued liabilities	13,987	180
Income taxes payable	5,489	5,160
Other assets and long-term liabilities, net	3,280	1,510
Net cash provided by operating activities	14,201	1,124

Investing Activities
Purchase of property, plant and equipment	(6,008)	(6,653)
Proceeds from sale of property, plant and equipment	116	749
Net cash used in investing activities	(5,892)	(5,904)

Financing Activities
Borrowings on bank revolving credit facility	—	134,000
Repayments on bank revolving credit facility	—	(44,000)
Principal payments on long-term debt and finance leases	(3,752)	(3,813)
Contingent consideration payment from acquisition	—	(4,402)
Dividends paid	(3,595)	(3,103)
Proceeds from exercise of stock options	354	728
Common stock repurchased	(1,613)	(1,618)
Net cash (used in) provided by financing activities	(8,606)	77,792

Effect of exchange rate changes on cash and cash equivalents	3,297	(3,129)
Net change in cash and cash equivalents	3,000	69,883
Cash and cash equivalents at beginning of the year	197,274	51,919
Cash and cash equivalents at end of the period	$200,274	$121,802

Cash paid during the period for:
Interest	$3,239	$5,830
Income taxes	6,241	5,306
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2025

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.  The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K").

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

At March 31, 2025 the Company had $14.1 million in reserves for sales discounts compared to $14.2 million at December 31, 2024 related to products shipped to our customers under various promotional programs.

3.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Finished goods	$327,637	$317,169
Work in process	23,570	21,310
Raw materials	5,199	4,884
Inventories, net	$356,406	$343,363

Inventory obsolescence reserves were $8.4 million at March 31, 2025 and $8.3 million at December 31, 2024.

4. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $24.7 million and $25.0 million at March 31, 2025 and December 31, 2024, respectively. The Company recognized depreciation expense of $2.9 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.

5.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2025 and December 31, 2024. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

The Company has two interest rate swap agreements outstanding as of March 31, 2025. The notional amount of the Company’s outstanding swap agreements is $267.6 million. The fair value of the Company’s derivative liabilities is $1.1 million as of March 31, 2025 compared to a derivative asset of $0.8 million as of December 31, 2024. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

6. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2025:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2024	$126,729	$76,298	$203,027
Translation adjustment	1,144	411	1,555
Balance at March 31, 2025	$127,873	$76,709	$204,582

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2025	December 31, 2024
Definite:
Trade names and trademarks	15-25 years	$72,491	$72,040
Customer and dealer relationships	8-15 years	137,402	137,086
Patents and drawings	3-12 years	28,683	28,529
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		242,976	242,055
Less accumulated amortization		(100,577)	(96,195)
Total net		142,399	145,860
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$147,899	$151,360

The Company recognized amortization expense of $4.0 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.

7.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$2	$2
Operating lease cost	1,879	1,662
Short-term lease cost	681	475
Variable lease cost	54	73
Total lease cost	$2,616	$2,212

Rent expense for the three months ended March 31, 2025 and 2024 was immaterial.

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2025		December 31, 2024
2025	$5,187	*	$6,998
2026	5,762		5,719
2027	3,629		3,595
2028	1,582		1,556
2029	945		927
Thereafter	935		914
Total minimum lease payments	$18,040		$19,709
Less imputed interest	(1,259)		(1,432)
Total operating lease liabilities	$16,781		$18,277
*Period ended March 31, 2025 represents the remaining nine months of 2025.
Future Lease Commencements

As of March 31, 2025, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $1.9 million. These operating leases will commence in fiscal year 2025 with lease terms of 4 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2025	December 31, 2024
Other non-current assets	$16,527	$18,099

Accrued liabilities	6,241	6,449
Other long-term liabilities	10,540	11,828
Total operating lease liabilities	$16,781	$18,277

Weighted Average Remaining Lease Term	3.36 years	3.49 years
Weighted Average Discount Rate	4.56%	4.57%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,698	$1,550

8. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Bank revolving credit facility	$—	$—
Term debt	216,793	220,475
Finance lease obligations	5	6
Total debt	216,798	220,481
Less current maturities	15,009	15,008
Total long-term debt	$201,789	$205,473

As of March 31, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $397.2 million in available borrowings.

9.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2025	2024

Dividends declared	$0.30	$0.26
Dividends paid	$0.30	$0.26

On April 1, 2025, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.30 per share, which was paid on April 29, 2025, to shareholders of record at the close of business on April 16, 2025.

10.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2025	2024
Net Income	$31,800	$32,120
Average Common Shares:
Basic (weighted-average outstanding shares)	11,990	11,944
Dilutive potential common shares from stock options	58	76
Diluted (weighted-average outstanding shares)	12,048	12,020

Basic earnings per share	$2.65	$2.69
Diluted earnings per share	$2.64	$2.67

11.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2025	2024
Net Sales
Wholegoods	$313,140	$343,579
Parts	61,375	69,501
Other	16,435	12,506
Consolidated	$390,950	$425,586

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2025	2024
Net Sales
United States	$275,473	$293,802
Canada	39,099	38,886
France	21,748	26,172
United Kingdom	21,475	24,211
Brazil	9,380	12,204
Netherlands	5,684	10,344
Australia	5,675	4,504
Germany	1,432	2,819
Other	10,984	12,644
Consolidated	$390,950	$425,586

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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. However, a few GAAP measures used to assess segment performance and allocation resources are:

•Division Net Sales
•Division Cost of Sales

•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2025:

	Vegetation	Industrial
Three Months Ended March 31, 2025 (in thousands)	Division	Division	Consolidated
Net Sales	$163,890	$227,060	$390,950
Less:
Cost of Sales	(121,513)	(166,596)	(288,109)
Operating Expenses	(29,065)	(29,314)	(58,379)
Income from Operations	13,312	31,150	44,462
Interest Income			1,238
Other Income (Expense)			(663)
Interest Expense			(3,194)
Income Before Taxes			41,843
Taxes			10,043
Net Income			$31,800

	Vegetation	Industrial
Three Months Ended March 31, 2024 (in thousands)	Division	Division	Consolidated
Net Sales	$223,747	$201,839	$425,586
Less:
Cost of Sales	(164,545)	(149,409)	(313,954)
Operating Expenses	(37,523)	(27,130)	(64,653)
Income from Operations	21,679	25,300	46,979
Interest Income			801
Other Income (Expense)			98
Interest Expense			(6,091)
Income Before Taxes			41,787
Taxes			9,667
Net Income			$32,120

(in thousands)	March 31, 2025	December 31, 2024
Goodwill
Vegetation Management	$127,873	$126,729
Industrial Equipment	76,709	76,298
Consolidated	$204,582	$203,027

Total Identifiable Assets
Vegetation Management	$905,674	$852,007
Industrial Equipment	599,020	598,272
Consolidated	$1,504,694	$1,450,279

12.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(80,832)	$(1,390)	$627	$(81,595)	$(51,785)	$(1,972)	$(760)	$(54,517)
Other comprehensive income (loss) before reclassifications	10,821	—	(1,733)	9,088	(7,272)	—	483	(6,789)
Amounts reclassified from accumulated other comprehensive loss	—	200	270	470	—	235	95	330
Other comprehensive income (loss)	10,821	200	(1,463)	9,558	(7,272)	235	578	(6,459)
Balance as of end of period	$(70,011)	$(1,190)	$(836)	$(72,037)	$(59,057)	$(1,737)	$(182)	$(60,976)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended March 31,
	2025	2024
Vegetation Management	41.9%	52.6%
Industrial Equipment	58.1%	47.4%
Total sales, net	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended March 31,
	2025	2024
Gross profit	26.3%	26.2%
Income from operations	11.4%	11.0%
Income before income taxes	10.7%	9.8%
Net income	8.1%	7.5%

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

We experienced strong demand for our products in the Industrial Equipment Division during the first three months of 2025, resulting in 12% organic growth compared to first quarter in 2024. Forestry, tree care, and agricultural industries remained weaker leading to 27% sales decline in the Vegetation Management Division. Gross profit margins improved slightly, driven by the cost reduction actions completed in 2024, as well as continuous operational improvements.

For the first three months of 2025, the Company's net sales decreased by 8%, and net income decreased by 1% compared to the same period in 2024. The decrease in net sales was driven by weakness in the markets served by our Vegetation Management Division. Additionally, the sale of Herschel Parts on August 16, 2024 had a negative impact to year-on-year sales, albeit immaterial on total Company basis. These challenges were offset by strong sales growth in the Industrial Equipment Division. The decline in net income was due to lower sales in the Vegetation Management Division.

Net Sales in the Vegetation Management Division decreased 27% for the first three months of 2025 compared to the strong first three months of 2024. The steep decline in the forestry, tree care and agricultural mowing markets that we experienced in 2024 affected first quarter sales. The Division's backlog has declined 30% compared to the same period in 2024 but improved by 1.3% compared to the fourth quarter in 2024. As a result, the Division's income from operations for the first three months of 2025 declined 39% versus the same period in 2024. To adjust to the market conditions and improve operational efficiency, the Company completed cost savings initiatives in the second half of 2024. As a result, operating margin in the first three months of 2024 was 8.1% compared to 4.0% in the fourth quarter in 2024.

Net Sales in the Industrial Equipment Division increased in the first three months of 2025 by 12% compared to the first three months of 2024, driven by growth in excavators, vacuum trucks, and snow removal. The Division’s backlog has declined by 8% compared to the same period in 2024 but improved by 7% compared to the fourth quarter of 2024. The Division's income from operations for the first three months of 2025 was up 23% versus the same period in 2024, due to the increased demand combined with operational improvements across all groups in this Division.

Consolidated income from operations was $44.5 million in the first three months of 2025 compared to $47.0 million in the first three months of 2024, a decrease of 5%. The Company's backlog of $702.7 million at the end of the first three months of 2025 is down 15% versus a backlog of $831.3 million at the end of the first three months of 2024.

The Company may be negatively affected by several factors, such as weakness in the overall U.S. or world-wide economy, further increases in interest rates, changes in tariff regulations and the imposition of new tariffs, ongoing trade disputes, a deterioration of our supply chain, changes in U.S. fiscal policy such as changes in the federal tax rate, significant changes in currency exchange rates, negative economic impacts resulting from geopolitical events such as the ongoing war in Ukraine, changes in trade policy, increased levels of government regulations, weakness in the agricultural sector, acquisition integration issues, budget constraints or revenue shortfalls in governmental entities, and other risks and uncertainties as described in the “Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

Results of Operations

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Net sales for the first quarter of 2025 were $391.0 million, a decrease of $34.6 million or 8% compared to $425.6 million for the first quarter of 2024. Net sales during the first quarter of 2025 declined due to weaker market demand in forestry, tree care, and agricultural mowing, partially offset by continued strong demand for Industrial Equipment.

Net Vegetation Management sales decreased by $59.8 million or 27% to $163.9 million for the first quarter of 2025 compared to $223.7 million during the same period in 2024. The decrease was due to sustained weakness in forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024, contributed slightly to the year-over-year decrease but was immaterial to the overall results.

Net Industrial Equipment sales were $227.1 million in the first quarter of 2025 compared to $201.8 million for the same period in 2024, an increase of $25.3 million or 12%. The increase was due to solid demand in most product lines, particularly vacuum trucks and snow contributing the most to year-over-year growth.

Gross profit for the first quarter of 2025 was $102.8 million (26% of net sales) compared to $111.6 million (26% of net sales) during the same period in 2024, a decrease of $8.8 million. The decrease in gross profit during the first quarter of 2025 compared to the first quarter of 2024 was driven by lower sales in the Vegetation Management

Division, partially offset by savings related to cost reduction initiatives completed in 2024. Gross margin improved by approximately 10 basis points compared to the same period in 2024.

Selling, general and administrative expenses (“SG&A”) were $54.3 million (14% of net sales) during the first quarter of 2025 compared to $60.6 million (14% of net sales) during the same period of 2024, a decrease of $6.3 million. The decrease in SG&A expense in the first quarter of 2025 compared to the first quarter of 2024 is attributable to labor cost savings actions taken in Vegetation Management. Amortization expense in the first quarter of 2025 was $4.0 million compared to $4.1 million in the same period in 2024.

Interest expense was $3.2 million for the first quarter of 2025 compared to $6.1 million during the same period in 2024. The decrease in interest expense in the first quarter of 2025 was due to debt reduction.

Other income (expense), net was $0.7 million of expense for the first quarter of 2025 compared to $0.1 million of income during the same period in 2024. The decline was primarily a result of unfavorable currency exchange rates.

Provision for income taxes was $10.0 million (24% of income before income tax) in the first quarter of 2025 compared to $9.7 million (23% of income before income tax) during the same period in 2024. The increase in tax rate for the first quarter of 2025 was largely due to the release of a valuation allowance in first quarter of 2024, which provided a benefit in that quarter.

The Company’s net income after tax was $31.8 million or $2.64 per share on a diluted basis for the first quarter of 2025 compared to $32.1 million or $2.67 per share on a diluted basis for the first quarter of 2024.

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

As of March 31, 2025, the Company had working capital of $699.5 million which represents an increase of $32.3 million from working capital of $667.2 million at December 31, 2024. The increase in working capital was due to an increase in accounts receivable and inventory, partially offset by increase in accounts payable.

Capital expenditures were $6.0 million for the first three months of 2025, compared to $6.7 million during the first three months of 2024. The Company expects a capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2025. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $5.9 million during the first three months of 2025 compared to $5.9 million during the first three months of 2024.
Net cash used in financing activities was $8.6 million and net cash provided by financing activities was $77.8 million during the three month periods ended March 31, 2025 and March 31, 2024, respectively. Lower net cash provided by financing activities for the first three months of 2025 relates to no borrowings from the revolver during the three months ended March 31, 2025, while paying down long-term debt and a quarterly dividend.

The Company had $145.5 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2025. The majority of these funds are at our European and Canadian facilities. The Company will repatriate European and Canadian cash and cash equivalents as needed to fund operating and investing activities, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of March 31, 2025, $217.5 million was outstanding under the 2022 Credit Agreement, $217.5 million on the Term Facility and zero on the Revolver Facility. On March 31, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2025.

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

As of March 31, 2025, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024 if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2024 Form 10-K.

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
•changes to global trade policies, tariffs, trade sanctions, and investment restrictions;
•government actions, including but not limited to budget levels, and changes in laws, regulations and legislation, relating to tax, environment, commerce, infrastructure spending, health and safety; and
•risk of governmental defaults and resulting impact on the global economy and particularly financial institutions.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $10.8 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $3.3 million for the three month period ended March 31, 2025.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2025 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.1 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Alamo’s management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (Principal Financial Officer) concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K").

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2024 Form 10-K for the year ended December 31, 2024.

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

May 8, 2025	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)