Form 10-Q
period 2025-06-30
ALAMO GROUP INC
filed 2025-08-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

At August 1, 2025, 12,110,910 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three and Six Months Ended June 30, 2025 and June 30, 2024

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three and Six Months Ended June 30, 2025 and June 30, 2024

	Interim Condensed Consolidated Balance Sheets	5
	June 30, 2025 and December 31, 2024

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2025 and June 30, 2024

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2025 and June 30, 2024

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	25

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales:
Vegetation Management	$178,358	$211,535	$342,248	$435,282
Industrial Equipment	240,715	204,768	467,775	406,607
Total net sales	419,073	416,303	810,023	841,889
Cost of sales	310,781	308,122	598,890	622,076
Gross profit	108,292	108,181	211,133	219,813

Selling, general and administrative expenses	57,136	60,817	111,466	121,411
Amortization expense	4,078	4,055	8,127	8,114
Income from operations	47,078	43,309	91,540	90,288

Interest expense	(3,684)	(6,098)	(6,878)	(12,189)
Interest income	1,195	514	2,433	1,315
Other income (expense), net	(3,183)	(65)	(3,846)	33
Income before income taxes	41,406	37,660	83,249	79,447
Provision for income taxes	10,300	9,336	20,343	19,003
Net Income	$31,106	$28,324	$62,906	$60,444

Net income per common share:
Basic	$2.59	$2.36	$5.24	$5.05
Diluted	$2.57	$2.35	$5.21	$5.02
Average common shares:
Basic	12,020	11,974	12,005	11,959
Diluted	12,083	12,044	12,066	12,032

Dividends declared	$0.30	$0.26	$0.60	$0.52

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$31,106	$28,324	$62,906	$60,444
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) and benefit of $(1,296) and $8, and $(1,837) and $387, respectively	28,062	(5,509)	38,883	(12,781)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(58) and $(68), and $(117) and $(137), respectively	201	235	401	470
Unrealized (loss) income on derivative instruments, net of tax benefit and (expense) of $190 and $(28), and $618 and $(197), respectively	(647)	95	(2,110)	673
Other comprehensive income (loss), net of tax	27,616	(5,179)	37,174	(11,638)
Comprehensive income	$58,722	$23,145	$100,080	$48,806

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$201,823	$197,274
Accounts receivable, net	356,236	305,561
Inventories, net	372,074	343,363
Prepaid expenses and other current assets	12,461	11,206
Income tax receivable	—	91
Total current assets	942,594	857,495

Rental equipment, net	59,606	52,942

Property, plant and equipment	371,621	365,608
Less: Accumulated depreciation	(210,905)	(207,276)
Total property, plant and equipment, net	160,716	158,332

Goodwill	221,607	203,027
Intangible assets, net	145,040	151,360
Deferred income taxes	1,118	1,118
Other non-current assets	26,968	26,005

Total assets	$1,557,649	$1,450,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$111,820	$84,505
Income taxes payable	3,973	13,259
Accrued liabilities	76,113	77,537
Current maturities of long-term debt and finance lease obligations	15,000	15,008
Total current liabilities	206,906	190,309

Long-term debt and finance lease obligations, net of current maturities	198,115	205,473
Long-term tax liability	626	626
Other long-term liabilities	25,975	24,619
Deferred income taxes	10,631	10,998
Total liabilities	442,253	432,025

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,063,098 and 12,017,308 outstanding at June 30, 2025 and December 31, 2024, respectively	1,206	1,202
Additional paid-in-capital	151,120	146,866
Treasury stock, at cost; 82,600 shares at June 30, 2025 and December 31, 2024, respectively	(4,566)	(4,566)
Retained earnings	1,012,057	956,347
Accumulated other comprehensive loss	(44,421)	(81,595)
Total stockholders’ equity	1,115,396	1,018,254

Total liabilities and stockholders’ equity	$1,557,649	$1,450,279

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061
Other comprehensive income	—	—	—	—	31,106	27,616	58,722
Stock-based compensation expense	—	—	2,367	—	—	—	2,367
Stock-based compensation transactions	16	1	846	—	—	—	847
Dividends paid ($0.30 per share)	—	—	—	—	(3,601)	—	(3,601)
Balance at June 30, 2025	11,980	$1,206	$151,120	$(4,566)	$1,012,057	$(44,421)	$1,115,396

See accompanying notes.

For six months ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income (loss)	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556
Other comprehensive income (loss)	—	—	—	—	28,324	(5,179)	23,145
Stock-based compensation expense	—	—	2,633	—	—	—	2,633
Stock-based compensation transactions	14	1	492	—	—	—	493
Dividends paid ($0.26 per share)	—	—	—	—	(3,111)	—	(3,111)
Balance at June 30, 2024	11,927	$1,201	$142,147	$(4,566)	$907,089	$(66,155)	$979,716

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating Activities
Net income	$62,906	$60,444
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(11)	508
Depreciation - Property, plant and equipment	13,398	13,279
Depreciation - Rental equipment	5,819	4,814
Amortization of intangibles	8,127	8,114
Amortization of debt issuance	351	351
Stock-based compensation expense	4,670	4,758
Provision for deferred income tax	(2,179)	(21)
(Gain) Loss on sale of property, plant and equipment	(358)	126
Changes in operating assets and liabilities:
Accounts receivable	(37,267)	(30,657)
Inventories	(16,593)	(11,160)
Rental equipment	(12,263)	(12,198)
Prepaid expenses and other assets	1,923	(3,348)
Trade accounts payable and accrued liabilities	18,494	(34)
Income taxes payable	(9,439)	9
Long-term tax payable	—	(2,143)
Other long-term liabilities, net	(667)	1,474
Net cash provided by operating activities	36,911	34,316

Investing Activities
Acquisitions, net of cash acquired	(17,571)	—
Purchase of property, plant and equipment	(12,971)	(11,061)
Proceeds from sale of property, plant and equipment	812	796
Net cash used in investing activities	(29,730)	(10,265)

Financing Activities
Borrowings on bank revolving credit facility	50,000	176,000
Repayments on bank revolving credit facility	(50,000)	(110,250)
Principal payments on long-term debt and finance leases	(7,504)	(7,564)
Contingent consideration payment from acquisition	—	(4,402)
Dividends paid	(7,196)	(6,214)
Proceeds from exercise of stock options	1,227	1,422
Common stock repurchased	(1,639)	(1,819)
Net cash (used in) provided by financing activities	(15,112)	47,173

Effect of exchange rate changes on cash and cash equivalents	12,480	(4,608)
Net change in cash and cash equivalents	4,549	66,616
Cash and cash equivalents at beginning of the year	197,274	51,919
Cash and cash equivalents at end of the period	$201,823	$118,535

Cash paid during the period for:
Interest	$6,861	$12,144
Income taxes	32,074	21,852
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2025

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

2. Business Combinations
On June 30, 2025, the Company acquired 100% of the outstanding membership interests in Ring-O-Matic, LLC (“Ring-O-Matic”) for approximately $17.6 million. Ring-O-Matic is a leading provider of trailer-mounted industrial vacuum excavation equipment. The purpose of the acquisition was to expand our current product offerings and to achieve cost and revenue synergies within our Industrial Equipment division. The Company has included the opening balance sheet for Ring-O-Matic in its consolidated financial statements; however, the impact to the consolidated balance sheet was immaterial.

3. Accounts Receivable

Accounts receivable is shown net of sales discounts and the allowance for credit losses.

At June 30, 2025 the Company had $12.1 million in reserves for sales discounts compared to $14.2 million at December 31, 2024 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Finished goods	$344,217	$317,169
Work in process	21,996	21,310
Raw materials	5,861	4,884
Inventories, net	$372,074	$343,363

Inventory obsolescence reserves were $9.9 million at June 30, 2025 and $8.3 million at December 31, 2024.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $22.3 million and $25.0 million at June 30, 2025 and December 31, 2024, respectively. The Company recognized depreciation expense of $2.9 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively, and $5.8 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2025 and December 31, 2024. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

The Company has two interest rate swap agreements outstanding as of June 30, 2025. The notional amount of the Company’s outstanding swap agreements is $263.8 million. The fair value of the Company’s derivative liabilities is $1.9 million as of June 30, 2025 compared to a derivative asset of $0.8 million as of December 31, 2024. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2025:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2024	$126,729	$76,298	$203,027
Translation adjustment	3,260	1,689	4,949
Goodwill acquired	—	13,631	13,631
Balance at June 30, 2025	$129,989	$91,618	$221,607

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2025	December 31, 2024
Definite:
Trade names and trademarks	15-25 years	$73,431	$72,040
Customer and dealer relationships	8-15 years	138,192	137,086
Patents and drawings	3-12 years	29,030	28,529
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		245,053	242,055
Less accumulated amortization		(105,513)	(96,195)
Total net		139,540	145,860
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$145,040	$151,360

The Company recognized amortization expense of $4.1 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and $8.1 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$4	$4
Operating lease cost	1,948	1,802	3,827	3,464
Short-term lease cost	295	395	976	870
Variable lease cost	54	78	108	151
Total lease cost	$2,299	$2,277	$4,915	$4,489

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2025		December 31, 2024
2025	$3,564	*	$6,998
2026	6,351		5,719
2027	4,172		3,595
2028	2,135		1,556
2029	1,538		927
Thereafter	1,188		914
Total minimum lease payments	$18,948		$19,709
Less imputed interest	(1,411)		(1,432)
Total operating lease liabilities	$17,537		$18,277
*Period ended June 30, 2025 represents the remaining six months of 2025.
Future Lease Commencements

As of June 30, 2025, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $1.7 million. These operating leases will commence in fiscal year 2025 with lease terms of 1 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2025	December 31, 2024
Other non-current assets	$17,202	$18,099

Accrued liabilities	6,413	6,449
Other long-term liabilities	11,124	11,828
Total operating lease liabilities	$17,537	$18,277

Weighted Average Remaining Lease Term	3.41 years	3.49 years
Weighted Average Discount Rate	4.63%	4.57%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,454	$3,175

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Bank revolving credit facility	$—	$—
Term debt	213,112	220,475
Finance lease obligations	3	6
Total debt	213,115	220,481
Less current maturities	15,000	15,008
Total long-term debt	$198,115	$205,473

As of June 30, 2025, $2.7 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $397.3 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Dividends declared	$0.30	$0.26	$0.60	$0.52
Dividends paid	$0.30	$0.26	$0.60	$0.52

On July 1, 2025, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.30 per share, which was paid on July 29, 2025, to shareholders of record at the close of business on July 16, 2025.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2025	2024	2025	2024
Net Income	$31,106	$28,324	$62,906	$60,444
Average Common Shares:
Basic (weighted-average outstanding shares)	12,020	11,974	12,005	11,959
Dilutive potential common shares from stock options	63	70	61	73
Diluted (weighted-average outstanding shares)	12,083	12,044	12,066	12,032

Basic earnings per share	$2.59	$2.36	$5.24	$5.05
Diluted earnings per share	$2.57	$2.35	$5.21	$5.02

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net Sales
Wholegoods	$339,095	$328,120	$652,235	$671,698
Parts	63,044	71,579	124,420	141,080
Other	16,934	16,604	33,368	29,111
Consolidated	$419,073	$416,303	$810,023	$841,889

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net Sales
United States	$307,347	$295,187	$582,820	$588,989
Canada	32,823	30,792	71,922	69,678
France	22,214	23,193	43,962	49,365
United Kingdom	21,226	20,167	42,701	44,378
Brazil	10,512	11,320	19,892	23,524
Netherlands	5,278	10,852	10,962	21,196
Australia	3,276	7,055	8,951	11,559
Germany	2,070	2,357	3,502	5,176
Other	14,327	15,380	25,311	28,024
Consolidated	$419,073	$416,303	$810,023	$841,889

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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. The CODM does not utilize asset metrics to evaluate the segment performance.The GAAP measures used are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2025:

	Three Months Ended June 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$178,358	$240,715	$419,073
Less:
Cost of Sales	(134,193)	(176,588)	(310,781)
Operating Expenses	(31,414)	(29,800)	(61,214)
Income from Operations	12,751	34,327	47,078
Interest Income			1,195
Other Income (Expense)			(3,183)
Interest Expense			(3,684)
Income Before Taxes			41,406
Taxes			10,300
Net Income			$31,106

	Three Months Ended June 30, 2024
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$211,535	$204,768	$416,303
Less:
Cost of Sales	(157,921)	(150,201)	(308,122)
Operating Expenses	(37,608)	(27,264)	(64,872)
Income from Operations	16,006	27,303	43,309
Interest Income			514
Other Income (Expense)			(65)
Interest Expense			(6,098)
Income Before Taxes			37,660
Taxes			9,336
Net Income			$28,324

	Six Months Ended June 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$342,248	$467,775	$810,023
Less:
Cost of Sales	(255,706)	(343,184)	(598,890)
Operating Expenses	(60,479)	(59,114)	(119,593)
Income from Operations	26,063	65,477	91,540
Interest Income			2,433
Other Income (Expense)			(3,846)
Interest Expense			(6,878)
Income Before Taxes			83,249
Taxes			20,343
Net Income			$62,906

	Six Months Ended June 30, 2024
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$435,282	$406,607	$841,889
Less:
Cost of Sales	(322,466)	(299,610)	(622,076)
Operating Expenses	(75,131)	(54,394)	(129,525)
Income from Operations	37,685	52,603	90,288
Interest Income			1,315
Other Income (Expense)			33
Interest Expense			(12,189)
Income Before Taxes			79,447
Taxes			19,003
Net Income			$60,444

(in thousands)	June 30, 2025	December 31, 2024
Goodwill
Vegetation Management	$129,989	$126,729
Industrial Equipment	91,618	76,298
Consolidated	$221,607	$203,027

Total Identifiable Assets
Vegetation Management	$916,153	$852,007
Industrial Equipment	641,496	598,272
Consolidated	$1,557,649	$1,450,279

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(70,011)	$(1,190)	$(836)	$(72,037)	$(59,057)	$(1,737)	$(182)	$(60,976)
Other comprehensive income (loss) before reclassifications	28,062	—	(910)	27,152	(5,509)	—	3	(5,506)
Amounts reclassified from accumulated other comprehensive loss	—	201	263	464	—	235	92	327
Other comprehensive income (loss)	28,062	201	(647)	27,616	(5,509)	235	95	(5,179)
Balance as of end of period	$(41,949)	$(989)	$(1,483)	$(44,421)	$(64,566)	$(1,502)	$(87)	$(66,155)

	Six Months Ended June 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(80,832)	$(1,390)	$627	$(81,595)	$(51,785)	$(1,972)	$(760)	$(54,517)
Other comprehensive income (loss) before reclassifications	38,883	—	(2,643)	36,240	(12,781)	—	486	(12,295)
Amounts reclassified from accumulated other comprehensive loss	—	401	533	934	—	470	187	657
Other comprehensive income (loss)	38,883	401	(2,110)	37,174	(12,781)	470	673	(11,638)
Balance as of end of period	$(41,949)	$(989)	$(1,483)	$(44,421)	$(64,566)	$(1,502)	$(87)	$(66,155)

14.  Subsequent Events

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”). The Act contained several tax reform proposals that could impact the Company’s current deferred tax liabilities and assets. A company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates in the interim period that includes the enactment date. As the Act was signed into law subsequent to the current interim period, the impact of the Act on the Company’s current and deferred tax liabilities and assets are not included in this quarterly filing. The Company is evaluating the expected impact to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vegetation Management	42.6%	50.8%	42.3%	51.7%
Industrial Equipment	57.4%	49.2%	57.7%	48.3%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	25.8%	26.0%	26.1%	26.1%
Income from operations	11.2%	10.4%	11.3%	10.7%
Income before income taxes	9.9%	9.0%	10.3%	9.4%
Net income	7.4%	6.8%	7.8%	7.2%

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

We continue to experience strong demand for our products in the Industrial Equipment Division during the first six months of 2025, resulting in 15% organic growth compared to the first six months in 2024. Forestry, tree care, and agricultural industries remained weaker, leading to 21% sales decline in the Vegetation Management Division. Gross profit margins remained flat in spite of sales decline, driven by the cost reduction actions completed in 2024, as well as continuous operational improvements.

For the six months of 2025, the Company's net sales decreased by 4%, but income from operations improved 1% and net income improved 4% compared to the same period in 2024. The decrease in net sales was driven by weakness in the markets served by our Vegetation Management Division. Additionally, the sale of Herschel Parts on August 16, 2024 had a negative impact to year-on-year sales, albeit immaterial on a total Company basis. These challenges were offset by strong sales growth in the Industrial Equipment Division.

Net Sales in the Vegetation Management Division decreased 21% for the first six months of 2025 compared to the same period in 2024. The Division's backlog declined 19%, but new orders increased 14% for the first six months of 2025 compared to the first six months of 2024. The Division's income from operations for the first six months of 2025 declined 31% versus the same period in 2024. The cost savings initiatives the Company completed in the second half of 2024 did not fully offset the sales decline and operational inefficiencies related to the factory consolidations.

Net Sales in the Industrial Equipment Division increased in the first six months of 2025 by 15% compared to the first six months of 2024, driven by growth in excavators, vacuum trucks, and snow removal. The Division’s backlog has declined by 7% compared to the same period in 2024 but improved by 6% compared to the fourth quarter of 2024. The Division's income from operations for the first six months of 2025 was up 24% versus the same period in 2024, due to increased demand combined with operational improvements across all operating companies in this Division.

Consolidated income from operations was $91.5 million in the first six months of 2025 compared to $90.3 million in the first six months of 2024, an increase of 1%. The Company's backlog of $687.2 million at the end of the first six months of 2025 is down 11% versus a backlog of $768.9 million at the end of the first six months of 2024.

As part of the ongoing consolidation within the Vegetation Management Division, the Gibson City, Illinois facility has been designated for disposition and is reported on the balance sheet under Other Non-Current Assets as held-for-sale.

Results of Operations

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Net sales for the second quarter of 2025 were $419.1 million, an increase of $2.8 million or 1% compared to $416.3 million for the second quarter of 2024. Net sales during the second quarter of 2025 increased due to strong demand for Industrial Equipment, but was offset by the weaker market demand in forestry, tree care, and agricultural mowing.

Net Vegetation Management sales decreased by $33.1 million or 16% to $178.4 million for the second quarter of 2025 compared to $211.5 million during the same period in 2024. The decrease was due to sustained weakness in forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024, contributed slightly to the year-over-year decrease, but was immaterial to the overall results.

Net Industrial Equipment sales were $240.7 million in the second quarter of 2025 compared to $204.8 million for the same period in 2024, an increase of $35.9 million or 18%. The increase was due to solid demand in most product lines, particularly vacuum trucks and snow removal contributing the most to year-over-year growth.

Gross profit for the second quarter of 2025 was $108.3 million (26% of net sales) compared to $108.2 million (26% of net sales) during the same period in 2024, an increase of $0.1 million. Strong demand and performance in the Industrial Equipment Division supported the increase in gross profit during the second quarter of 2025 compared to the second quarter of 2024 and offset by the weaker demand in the Vegetation Management Division.

Selling, general and administrative expenses (“SG&A”) were $57.1 million (14% of net sales) during the second quarter of 2025 compared to $60.8 million (15% of net sales) during the same period of 2024, a decrease of $3.7 million attributable to labor cost savings actions taken in the Vegetation Management Division. Amortization expense in the second quarter of 2025 was $4.1 million compared to $4.1 million in the same period in 2024.

Interest expense was $3.7 million for the second quarter of 2025 compared to $6.1 million during the same period in 2024. The decrease in interest expense in the second quarter of 2025 was due to debt reduction.

Other income (expense), net was $3.2 million of expense for the second quarter of 2025 compared to $0.1 million of expense during the same period in 2024. The increase was primarily a result of unfavorable currency exchange rates.

Provision for income taxes was $10.3 million (25% of income before income tax) in the second quarter of 2025 compared to $9.3 million (25% of income before income tax) during the same period in 2024.

The Company’s net income after tax was $31.1 million or $2.57 per share on a diluted basis for the second quarter of 2025 compared to $28.3 million or $2.35 per share on a diluted basis for the second quarter of 2024.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Net sales for the first six months of 2025 were $810.0 million, a decrease of $31.9 million or 4% compared to $841.9 million for the first six months of 2024. The decrease in net sales during the first six months of 2025 is a result of a steep decline in market demand in forestry, tree care, and agricultural mowing partially offset by continued strong demand for Industrial Equipment.

Net Vegetation Management sales decreased during the first six months by $93.1 million or 21% to $342.2 million for 2025 compared to $435.3 million during the same period in 2024. The decrease was due to weaker demand for forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024, was immaterial to the year over year sales decrease.

Net Industrial Equipment sales were $467.8 million during the first six months of 2025 compared to $406.6 million for the same period in 2024, an increase of $61.2 million or 15%. The increase in sales for the first six months of 2025 compared to the first six months of 2024 was mainly due to the continued strong demand across the division in excavators, vacuum trucks, and snow removal.

Gross profit for the first six months of 2025 was $211.1 million (26% of net sales) compared to $219.8 million (26% of net sales) during the same period in 2024, a decrease of $8.7 million. The decrease in gross profit was mainly attributable to lower sales volume and production inefficiencies in Vegetation Management. Profitability in the first six months of 2025 remained flat compared to the same period in 2024.

SG&A expenses were $111.5 million (14% of net sales) during the first six months of 2025 compared to $121.4 million (14% of net sales) during the same period of 2024, a decrease of $9.9 million attributable to labor cost savings actions taken in Vegetation Management. Amortization expense in the first six months of 2025 was $8.1 million compared to $8.1 million in the same period in 2024. a decrease of $0.0 million.

Interest expense was $6.9 million for the first six months of 2025 compared to $12.2 million during the same period in 2024, a decrease of $5.3 million. The decrease in interest expense in the first six months of 2025 was mainly due to debt reduction.

Other income (expense), net was $3.8 million of expense during the first six months of 2025 compared to less than $0.1 million of income in the first six months of 2024. The increase was a result of unfavorable currency exchange rates.

Provision for income taxes was $20.3 million (24% of income before income taxes) in the first six months of 2025 compared to $19.0 million (24% of income before income taxes) during the same period in 2024.

The Company's net income after tax was $62.9 million or $5.21 per share on a diluted basis for the first six months of 2025 compared to $60.4 million or $5.02 per share on a diluted basis for the first six months of 2024. The increase of $2.5 million resulted from the factors described above.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company has ongoing cash requirements which are necessary to operate the business, including inventory purchases and capital expenditures.  The Company’s accounts receivable, inventory and accounts payable levels, particularly in its Vegetation Management Division, historically build in the first quarter and early spring and, to a lesser extent, in the fourth quarter in anticipation of the spring and fall selling seasons. Accounts receivable historically build in the first and fourth quarters of each year as a result of pre-season sales and year-round sales programs. These sales, primarily in the Vegetation Management Division, help balance the Company’s production during the first and fourth quarters.

As of June 30, 2025, the Company had working capital of $735.7 million which represents an increase of $68.5 million from working capital of $667.2 million at December 31, 2024. The increase in working capital was due to higher cash and cash equivalents as well as an increase in accounts receivable and inventory, partially offset by increase in accounts payable.

Capital expenditures were $13.0 million for the first six months of 2025, compared to $11.1 million during the first six months of 2024. The Company expects a capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2025. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $29.7 million during the first six months of 2025 compared to $10.3 million during the first six months of 2024.
Net cash used in financing activities was $15.1 million and net cash provided by financing activities was $47.2 million during the six month periods ended June 30, 2025 and June 30, 2024, respectively. Lower net cash provided by financing activities for the first six months of 2025 relates to no net borrowings from the revolver during the six months ended June 30, 2025, while paying down long-term debt and a quarterly dividend.

The Company had $146.7 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2025. The majority of these funds are at our European and Canadian facilities. The Company will repatriate

European and Canadian cash and cash equivalents as needed to fund operating and investing activities, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of June 30, 2025, $213.8 million was outstanding under the 2022 Credit Agreement, $213.8 million on the Term Facility and zero on the Revolver Facility. On June 30, 2025, $2.7 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.3 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2025.

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

As of June 30, 2025, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024 if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter increased stockholders’ equity by $28.1 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.

Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6.4 million for the six month period ended June 30, 2025.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2025 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.1 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2025, there were no repurchases of our common stock under our share repurchase program.

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

Item 6. Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10	—	2025 Incentive Stock Option Plan	Filed as Appendix II to Form DEF 14A, March 13, 2025
31.1	—	Certification by Jeffery A. Leonard under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Jeffery A. Leonard under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2025	Alamo Group Inc.
(Registrant)

/s/ Jeffery A. Leonard
Jeffery A. Leonard
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)