Form 10-Q
period 2025-09-30
ALAMO GROUP INC
filed 2025-11-06
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

At October 31, 2025, 12,115,428 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three and Nine Months Ended September 30, 2025 and September 30, 2024

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three and Nine Months Ended September 30, 2025 and September 30, 2024

	Interim Condensed Consolidated Balance Sheets	5
	September 30, 2025 and December 31, 2024

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2025 and September 30, 2024

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2025 and September 30, 2024

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	27

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales:
Vegetation Management	$173,059	$190,115	$515,307	$625,397
Industrial Equipment	246,983	211,186	714,758	617,793
Total net sales	420,042	401,301	1,230,065	1,243,190
Cost of sales	318,359	300,414	917,249	922,490
Gross profit	101,683	100,887	312,816	320,700

Selling, general and administrative expenses	59,931	56,747	171,397	178,158
Amortization expense	4,210	4,061	12,337	12,175
Income from operations	37,542	40,079	129,082	130,367

Interest expense	(3,897)	(4,886)	(10,775)	(17,075)
Interest income	1,522	562	3,955	1,877
Other income (expense), net	(210)	(32)	(4,056)	1
Income before income taxes	34,957	35,723	118,206	115,170
Provision for income taxes	9,574	8,318	29,917	27,321
Net Income	$25,383	$27,405	$88,289	$87,849

Net income per common share:
Basic	$2.11	$2.29	$7.35	$7.34
Diluted	$2.10	$2.28	$7.31	$7.30
Average common shares:
Basic	12,029	11,977	12,013	11,965
Diluted	12,094	12,041	12,075	12,035

Dividends declared	$0.30	$0.26	$0.90	$0.78

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$25,383	$27,405	$88,289	$87,849
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) and benefit of $(526) and $(128), and $(2,363) and $259, respectively	(7,328)	13,825	31,555	1,044
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(59) and $(69), and $(176) and $(206), respectively	200	235	601	705
Unrealized loss on derivative instruments, net of tax benefit of $6 and $824, and $624 and $627, respectively	(21)	(2,815)	(2,131)	(2,142)
Other comprehensive income (loss), net of tax	(7,149)	11,245	30,025	(393)
Comprehensive income	$18,234	$38,650	$118,314	$87,456

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$244,806	$197,274
Accounts receivable, net	335,210	305,561
Inventories, net	378,166	343,363
Prepaid expenses and other current assets	9,758	11,206
Income tax receivable	11,453	91
Total current assets	979,393	857,495

Rental equipment, net	61,558	52,942

Property, plant and equipment	380,895	365,608
Less: Accumulated depreciation	(215,008)	(207,276)
Total property, plant and equipment, net	165,887	158,332

Goodwill	214,429	203,027
Intangible assets, net	147,322	151,360
Deferred income taxes	1,119	1,118
Other non-current assets	25,271	26,005

Total assets	$1,594,979	$1,450,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$129,297	$84,505
Income taxes payable	—	13,259
Accrued liabilities	76,770	77,537
Current maturities of long-term debt and finance lease obligations	15,000	15,008
Total current liabilities	221,067	190,309

Long-term debt and finance lease obligations, net of current maturities	194,430	205,473
Long-term tax liability	471	626
Other long-term liabilities	24,423	24,619
Deferred income taxes	21,982	10,998
Total liabilities	462,373	432,025

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,072,308 and 12,017,308 outstanding at September 30, 2025 and December 31, 2024, respectively	1,207	1,202
Additional paid-in-capital	153,704	146,866
Treasury stock, at cost; 82,600 shares at September 30, 2025 and December 31, 2024, respectively	(4,566)	(4,566)
Retained earnings	1,033,831	956,347
Accumulated other comprehensive loss	(51,570)	(81,595)
Total stockholders’ equity	1,132,606	1,018,254

Total liabilities and stockholders’ equity	$1,594,979	$1,450,279

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061
Other comprehensive income	—	—	—	—	31,106	27,616	58,722
Stock-based compensation expense	—	—	2,367	—	—	—	2,367
Stock-based compensation transactions	16	1	846	—	—	—	847
Dividends paid ($0.30 per share)	—	—	—	—	(3,601)	—	(3,601)
Balance at June 30, 2025	11,980	$1,206	$151,120	$(4,566)	$1,012,057	$(44,421)	$1,115,396
Other comprehensive income (loss)	—	—	—	—	25,383	(7,149)	18,234
Stock-based compensation expense	—	—	3,693	—	—	—	3,693
Stock-based compensation transactions	10	1	(1,109)	—	—	—	(1,108)
Dividends paid ($0.30 per share)	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2025	11,990	$1,207	$153,704	$(4,566)	$1,033,831	$(51,570)	$1,132,606

See accompanying notes.

For nine months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income (loss)	—	—	—	—	32,120	(6,459)	25,661
Stock-based compensation expense	—	—	2,125	—	—	—	2,125
Stock-based compensation transactions	31	4	(894)	—	—	—	(890)
Dividends paid ($0.26 per share)	—	—	—	—	(3,103)	—	(3,103)
Balance at March 31, 2024	11,913	$1,200	$139,022	$(4,566)	$881,876	$(60,976)	$956,556
Other comprehensive income (loss)	—	—	—	—	28,324	(5,179)	23,145
Stock-based compensation expense	—	—	2,633	—	—	—	2,633
Stock-based compensation transactions	14	1	492	—	—	—	493
Dividends paid ($0.26 per share)	—	—	—	—	(3,111)	—	(3,111)
Balance at June 30, 2024	11,927	$1,201	$142,147	$(4,566)	$907,089	$(66,155)	$979,716
Other comprehensive income	—	—	—	—	27,405	11,245	38,650
Stock-based compensation expense	—	—	2,427	—	—	—	2,427
Stock-based compensation transactions	4	—	42	—	—	—	42
Dividends paid ($0.26 per share)	—	—	—	—	(3,115)	—	(3,115)
Balance at September 30, 2024	11,931	$1,201	$144,616	$(4,566)	$931,379	$(54,910)	$1,017,720

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating Activities
Net income	$88,289	$87,849
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(46)	1,234
Depreciation - Property, plant and equipment	20,144	20,027
Depreciation - Rental equipment	8,719	7,257
Amortization of intangibles	12,337	12,175
Amortization of debt issuance	527	527
Stock-based compensation expense	8,363	7,185
Provision for deferred income tax	8,681	(2,406)
Gain on sale of property, plant and equipment	(489)	(789)
Changes in operating assets and liabilities:
Accounts receivable	(18,815)	4,847
Inventories	(24,382)	5,451
Rental equipment	(17,235)	(15,259)
Prepaid expenses and other assets	6,200	(1,583)
Trade accounts payable and accrued liabilities	37,156	(804)
Income taxes payable	(24,860)	3,172
Long-term tax payable	(156)	(1,925)
Other long-term liabilities, net	(2,009)	3,684
Net cash provided by operating activities	102,424	130,642

Investing Activities
Acquisitions, net of cash acquired	(17,582)	—
Purchase of property, plant and equipment	(25,400)	(18,988)
Proceeds from sale of property, plant and equipment	1,064	2,906
Net cash used in investing activities	(41,918)	(16,082)

Financing Activities
Borrowings on bank revolving credit facility	50,000	187,000
Repayments on bank revolving credit facility	(50,000)	(187,000)
Principal payments on long-term debt and finance leases	(11,257)	(11,317)
Contingent consideration payment from acquisition	—	(4,402)
Dividends paid	(10,805)	(9,329)
Proceeds from exercise of stock options	1,502	1,589
Common stock repurchased	(3,022)	(1,944)
Net cash used in financing activities	(23,582)	(25,403)

Effect of exchange rate changes on cash and cash equivalents	10,608	(1,038)
Net change in cash and cash equivalents	47,532	88,119
Cash and cash equivalents at beginning of the year	197,274	51,919
Cash and cash equivalents at end of the period	$244,806	$140,038

Cash paid during the period for:
Interest	$10,742	$17,349
Income taxes	45,939	29,004
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2025

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This ASU will result in the required additional disclosures being included in our consolidated financial statements.

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

At September 30, 2025 the Company had $10.6 million in reserves for sales discounts compared to $14.2 million at December 31, 2024 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Finished goods	$347,543	$317,169
Work in process	22,838	21,310
Raw materials	7,785	4,884
Inventories, net	$378,166	$343,363

Inventory obsolescence reserves were $11.6 million at September 30, 2025 and $8.3 million at December 31, 2024.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $23.7 million and $25.0 million at September 30, 2025 and December 31, 2024, respectively. The Company recognized depreciation expense of $2.9 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $8.7 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2025 and December 31, 2024. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

The Company has two interest rate swap agreements outstanding as of September 30, 2025. The notional amount of the Company’s outstanding swap agreements is $260.1 million. The fair value of the Company’s derivative liabilities is $1.9 million as of September 30, 2025 compared to a derivative asset of $0.8 million as of December 31, 2024. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2025:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2024	$126,729	$76,298	$203,027
Translation adjustment	2,981	1,472	4,453
Goodwill acquired	—	6,949	6,949
Balance at September 30, 2025	$129,710	$84,719	$214,429

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2025	December 31, 2024
Definite:
Trade names and trademarks	15-25 years	$77,480	$72,040
Customer and dealer relationships	8-15 years	140,517	137,086
Patents and drawings	3-12 years	29,002	28,529
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		251,399	242,055
Less accumulated amortization		(109,577)	(96,195)
Total net		141,822	145,860
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$147,322	$151,360

The Company recognized amortization expense of $4.2 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively, and $12.3 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$6	$6
Operating lease cost	1,894	1,859	5,721	5,323
Short-term lease cost	497	885	1,473	1,755
Variable lease cost	53	57	161	208
Total lease cost	$2,446	$2,803	$7,361	$7,292

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2025		December 31, 2024
2025	$1,896	*	$6,998
2026	6,540		5,719
2027	4,222		3,595
2028	1,989		1,556
2029	1,340		927
Thereafter	1,114		914
Total minimum lease payments	$17,101		$19,709
Less imputed interest	(1,158)		(1,432)
Total operating lease liabilities	$15,943		$18,277
*Period ended September 30, 2025 represents the remaining three months of 2025.
Future Lease Commencements

As of September 30, 2025, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $5.9 million. These operating leases will commence in fiscal year 2025 and 2026 with lease terms of 1 to 7 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2025	December 31, 2024
Other non-current assets	$15,649	$18,099

Accrued liabilities	6,505	6,449
Other long-term liabilities	9,438	11,828
Total operating lease liabilities	$15,943	$18,277

Weighted Average Remaining Lease Term	3.20 years	3.49 years
Weighted Average Discount Rate	4.62%	4.57%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,196	$4,800

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Bank revolving credit facility	$—	$—
Term debt	209,430	220,475
Finance lease obligations	—	6
Total debt	209,430	220,481
Less current maturities	15,000	15,008
Total long-term debt	$194,430	$205,473

As of September 30, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $397.2 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Dividends declared	$0.30	$0.26	$0.90	$0.78
Dividends paid	$0.30	$0.26	$0.90	$0.78

On October 1, 2025, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.30 per share, which was paid on October 28, 2025, to shareholders of record at the close of business on October 15, 2025.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2025	2024	2025	2024
Net Income	$25,383	$27,405	$88,289	$87,849
Average Common Shares:
Basic (weighted-average outstanding shares)	12,029	11,977	12,013	11,965
Dilutive potential common shares from stock options	65	64	62	70
Diluted (weighted-average outstanding shares)	12,094	12,041	12,075	12,035

Basic earnings per share	$2.11	$2.29	$7.35	$7.34
Diluted earnings per share	$2.10	$2.28	$7.31	$7.30

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net Sales
Wholegoods	$331,615	$307,401	$983,850	$979,099
Parts	75,677	75,525	200,097	216,605
Other	12,750	18,375	46,118	47,486
Consolidated	$420,042	$401,301	$1,230,065	$1,243,190

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net Sales
United States	$298,482	$292,242	$881,302	$881,231
Canada	41,055	32,448	112,977	102,126
France	20,028	17,894	63,990	67,259
United Kingdom	22,858	21,355	65,559	65,733
Brazil	8,060	8,225	27,952	31,749
Netherlands	5,096	7,798	16,058	28,994
Australia	4,169	5,330	13,120	16,889
Germany	2,275	1,688	5,777	6,864
Other	18,019	14,321	43,330	42,345
Consolidated	$420,042	$401,301	$1,230,065	$1,243,190

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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. The CODM does not utilize asset metrics to evaluate the segment performance. The GAAP measures used are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2025:

	Three Months Ended September 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$173,059	$246,983	$420,042
Less:
Cost of Sales	(134,584)	(183,775)	(318,359)
Operating Expenses	(30,997)	(33,144)	(64,141)
Income from Operations	7,478	30,064	37,542
Interest Income			1,522
Other Income (Expense)			(210)
Interest Expense			(3,897)
Income Before Taxes			34,957
Taxes			9,574
Net Income			$25,383

	Three Months Ended September 30, 2024
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$190,115	$211,186	$401,301
Less:
Cost of Sales	(143,578)	(156,836)	(300,414)
Operating Expenses	(34,133)	(26,675)	(60,808)
Income from Operations	12,404	27,675	40,079
Interest Income			562
Other Income (Expense)			(32)
Interest Expense			(4,886)
Income Before Taxes			35,723
Taxes			8,318
Net Income			$27,405

	Nine Months Ended September 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$515,307	$714,758	$1,230,065
Less:
Cost of Sales	(390,290)	(526,959)	(917,249)
Operating Expenses	(91,476)	(92,258)	(183,734)
Income from Operations	33,541	95,541	129,082
Interest Income			3,955
Other Income (Expense)			(4,056)
Interest Expense			(10,775)
Income Before Taxes			118,206
Taxes			29,917
Net Income			$88,289

	Nine Months Ended September 30, 2024
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$625,397	$617,793	$1,243,190
Less:
Cost of Sales	(466,044)	(456,446)	(922,490)
Operating Expenses	(109,264)	(81,069)	(190,333)
Income from Operations	50,089	80,278	130,367
Interest Income			1,877
Other Income (Expense)			1
Interest Expense			(17,075)
Income Before Taxes			115,170
Taxes			27,321
Net Income			$87,849

(in thousands)	September 30, 2025	December 31, 2024
Goodwill
Vegetation Management	$129,710	$126,729
Industrial Equipment	84,719	76,298
Consolidated	$214,429	$203,027

Total Identifiable Assets
Vegetation Management	$920,007	$852,007
Industrial Equipment	674,972	598,272
Consolidated	$1,594,979	$1,450,279

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(41,949)	$(989)	$(1,483)	$(44,421)	$(64,566)	$(1,502)	$(87)	$(66,155)
Other comprehensive income (loss) before reclassifications	(7,328)	—	(286)	(7,614)	13,825	—	(3,198)	10,627
Amounts reclassified from accumulated other comprehensive loss	—	200	265	465	—	235	383	618
Other comprehensive income (loss)	(7,328)	200	(21)	(7,149)	13,825	235	(2,815)	11,245
Balance as of end of period	$(49,277)	$(789)	$(1,504)	$(51,570)	$(50,741)	$(1,267)	$(2,902)	$(54,910)

	Nine Months Ended September 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(80,832)	$(1,390)	$627	$(81,595)	$(51,785)	$(1,972)	$(760)	$(54,517)
Other comprehensive income (loss) before reclassifications	31,555	—	(2,929)	28,626	1,044	—	(2,712)	(1,668)
Amounts reclassified from accumulated other comprehensive loss	—	601	798	1,399	—	705	570	1,275
Other comprehensive income (loss)	31,555	601	(2,131)	30,025	1,044	705	(2,142)	(393)
Balance as of end of period	$(49,277)	$(789)	$(1,504)	$(51,570)	$(50,741)	$(1,267)	$(2,902)	$(54,910)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vegetation Management	41.2%	47.4%	41.9%	50.3%
Industrial Equipment	58.8%	52.6%	58.1%	49.7%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	24.2%	25.1%	25.4%	25.8%
Income from operations	8.9%	10.0%	10.5%	10.5%
Income before income taxes	8.3%	8.9%	9.6%	9.3%
Net income	6.0%	6.8%	7.2%	7.1%

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

For the nine months of 2025, the Company's net sales declined by 1%, income from operations decreased by 1%, while net income improved by 0.5% compared to the same period in 2024.

The decreases in net sales were primarily driven by weakness in the markets served by our Vegetation Management Division. Additionally, the sale of Herschel Parts on August 16, 2024 had a negative impact to year-on-year sales, albeit immaterial on a total Company basis. These challenges were partially offset by strong sales growth in the Industrial Equipment Division. The Company's backlog at September 30, 2025, totaled $618.3 million, a 15% decrease from $728.8 million at this same period the prior-year, however, new orders increased 6% year over year.

Consolidated income from operations for the first nine months of 2025 was $129.1 million, down 1% from $130.4 million in the same period 2024. The decline in consolidated income from operations was due to weakness in the Vegetation Management Division and the impact from tariffs, partially offset by strong end market demand and operational improvements in the Industrial Equipment Division. We will continue to feel some impacts from tariffs on our consolidated results but we are working to seek available exemptions and to pass these costs on to customers. There is no guarantee we will be able to completely offset tariff effects.

Net Sales in the Industrial Equipment Division increased by 16% (15% organically) for the first nine months of 2025 compared to the same period in 2024. The Division’s backlog declined by 19% as lead-times improved. New orders increased 3% year over year. Income from operations rose 19% versus the prior-year period, reflecting higher demand and continued operational improvements across this Division, partially offset by the impact from tariffs.

Net Sales in the Vegetation Management Division decreased 18% for the first nine months of 2025 compared to the same period in 2024. The Division's backlog declined 3%, while new orders increased 11% year over year. Income from operations decreased 33% versus the prior year period due to several factors including lower sales from the persistent market weakness, operational inefficiencies associated with factory consolidations and the impact from tariffs, partially offset by the reduction in operating expenses.

We are executing a footprint optimization program within our Vegetation Management Division. To date, we have relocated applicable product families, designated one facility as held for sale, repurposed one facility to support other brands, and completed initial set-ups for portions of the production lines. Over the next approximately two quarters, we plan to finish the remaining line installations and increase production. During this transition, we expect temporary production inefficiencies, duplicate costs, and shipment-timing effects that may pressure revenue and gross margin, along with potentially one-time expenses related to relocation and facility exit. Following completion, we expect improved capacity utilization, service levels and structural cost reductions. The anticipated timing, costs and benefits are forward-looking and subject to the risks and uncertainties described under “Forward-Looking Information”. As part of the ongoing consolidation within the Vegetation Management Division, the Gibson City, Illinois facility has been designated for disposition and is reported on the balance sheet under Other Non-Current Assets as held-for-sale.

Results of Operations

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Net sales for the third quarter of 2025 were $420.0 million, an increase of $18.7 million or 5% compared to $401.3 million for the third quarter of 2024. Net sales during the third quarter of 2025 increased due to strong demand for the Industrial Equipment Division, but were offset by the weaker forestry, tree care, and agricultural markets in the Vegetation Management Division.

Net sales in the Industrial Equipment Division were $247.0 million in the third quarter of 2025 compared to $211.2 million for the same period in 2024, an increase of $35.8 million or 17%. The increase was due to solid demand in all product lines, particularly vacuum trucks and snow removal contributing the most to year-over-year growth.

Net sales in the Vegetation Management Division decreased by $17.0 million or 9% to $173.1 million for the third quarter of 2025 compared to $190.1 million during the same period in 2024. The decrease was due to sustained weakness in forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024, contributed slightly to the year-over-year decrease, but was immaterial to the overall results.

Gross profit for the third quarter of 2025 was $101.7 million (24% of net sales) compared to $100.9 million (25% of net sales) during the same period in 2024, an increase of $0.8 million. Strong demand and performance in the Industrial Equipment Division supported the increase in gross profit, but was offset by the weaker demand and operating inefficiencies in the Vegetation Management Division. Additionally, tariff impact in the third quarter was only partially offset by mitigating actions.

Selling, general and administrative expenses (“SG&A”) were $59.9 million (14% of net sales) during the third quarter of 2025 compared to $56.7 million (14% of net sales) during the same period of 2024, an increase of $3.2 million attributable to the CEO transition and acquisition and integration costs. Amortization expense in the third quarter of 2025 was $4.2 million compared to $4.1 million in the same period in 2024.

Interest expense was $3.9 million for the third quarter of 2025 compared to $4.9 million during the same period in 2024 due to debt reduction.

Other income (expense), net was $0.2 million of expense for the third quarter of 2025 compared to less than $0.1 million of expense during the same period in 2024.

Provision for income taxes was $9.6 million (27% of income before income tax) in the third quarter of 2025 compared to $8.3 million (23% of income before income tax) during the same period in 2024. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced significant changes to U.S. income tax legislation. Key provisions of the OBBBA that affect the company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, and (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. The impact of the OBBBA for the quarter ended September 30, 2025, resulted in a reduction of current income tax expense, primarily due to the impact of 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures. This reduction was substantially offset by a corresponding increase in deferred income tax expense. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements.

The Company’s net income after tax was $25.4 million or $2.10 per share on a diluted basis for the third quarter of 2025 compared to $27.4 million or $2.28 per share on a diluted basis for the third quarter of 2024.  Tariffs were only partially offset by mitigating actions.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Net sales for the first nine months of 2025 were $1,230.1 million, a decrease of $13.1 million or 1% compared to $1,243.2 million for the first nine months of 2024. The decrease in net sales during the first nine months of 2025 was driven by a significant reduction in market demand in forestry, tree care, and agricultural mowing in the Vegetation Management Division, partially offset by continued robust demand for Industrial Equipment.

Net sales in the Industrial Equipment Division were $714.8 million during the first nine months of 2025 compared to $617.8 million for the same period in 2024, an increase of $97.0 million or 16%. The increase in sales for the first nine months of 2025 compared to the first nine months of 2024 was mainly due to the continued strong demand across the division in excavators, vacuum trucks, and snow removal.

Net sales in the Vegetation Management Division decreased during the first nine months by $110.1 million or 18% to $515.3 million for 2025 compared to $625.4 million during the same period in 2024. The decrease was due to weaker demand for forestry, tree care, and agricultural mowing markets. The sale of Herschel Parts on August 16, 2024, was immaterial to the year over year sales decrease.

Gross profit for the first nine months of 2025 was $312.8 million (25% of net sales) compared to $320.7 million (26% of net sales) during the same period in 2024, a decrease of $7.9 million. The decrease in gross profit was mainly attributable to lower sales volume and production inefficiencies in Vegetation Management Division. Tariffs were only partially offset by mitigating actions.

SG&A expenses were $171.4 million (14% of net sales) during the first nine months of 2025 compared to $178.2 million (14% of net sales) during the same period of 2024, a decrease of $6.8 million attributable to labor cost savings actions taken in Vegetation Management offsetting additional costs of $3.9 million due to CEO transition and acquisition and integration costs. Amortization expense in the first nine months of 2025 was $12.3 million compared to $12.2 million in the same period in 2024. a decrease of $0.0 million.

Interest expense was $10.8 million for the first nine months of 2025 compared to $17.1 million during the same period in 2024, a decrease of $6.3 million mainly due to debt reduction.

Other income (expense), net was $4.1 million of expense during the first nine months of 2025 compared to less than $0.1 million of income in the first nine months of 2024. The increase was a result of unfavorable currency exchange rates.

Provision for income taxes was $29.9 million (25% of income before income taxes) in the first nine months of 2025 compared to $27.3 million (24% of income before income taxes) during the same period in 2024.

The Company's net income after tax was $88.3 million or $7.31 per share on a diluted basis for the first nine months of 2025 compared to $87.8 million or $7.30 per share on a diluted basis for the first nine months of 2024. The increase of $0.5 million resulted from the factors described above.

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

As of September 30, 2025, the Company had working capital of $758.3 million which represents an increase of $91.1 million from working capital of $667.2 million at December 31, 2024. The increase in working capital was due to higher cash and cash equivalents as well as an increase in accounts receivable and inventory, partially offset by increase in accounts payable.

Capital expenditures were $25.4 million for the first nine months of 2025, compared to $19.0 million during the first nine months of 2024. The Company expects a capital expenditure level of approximately $30.0 million to $35.0 million for the full year of 2025. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $41.9 million during the first nine months of 2025 compared to $16.1 million during the first nine months of 2024.
Net cash used in financing activities was $23.6 million and $25.4 million during the nine month periods ended September 30, 2025 and September 30, 2024, respectively. Lower net cash used by financing activities for the first nine months of 2025 relates to no contingent consideration payment from an acquisition net of a higher dividend during the nine months ended September 30, 2025.

The Company had $159.4 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2025. The majority of these funds are at our European and Canadian facilities. The Company will repatriate European and Canadian cash and cash equivalents as needed to fund operating and investing activities, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of September 30, 2025, $210.0 million was outstanding under the 2022 Credit Agreement, $210.0 million on the Term Facility and zero on the Revolver Facility. On September 30, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2025.

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

As of September 30, 2025, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024 if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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
•our ability to achieve anticipated cost savings and synergies associated with restructuring some of our business operations;
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

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $9.5 million for the nine month period ended September 30, 2025.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2025 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.1 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2025, there were no repurchases of our common stock under our share repurchase program.

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

Item 6. Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Offer Letter	Filed as Exhibit 10.1 to Form 8-K, August 18, 2025
10.2	—	Change in Control and Severance Agreement	Filed as Exhibit 10.2 to Form 8-K, August 18, 2025
31.1	—	Certification by Robert P. Hureau under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Robert P. Hureau under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2025	Alamo Group Inc.
(Registrant)

/s/ Robert P. Hureau
Robert P. Hureau
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)