Form 10-K
period 2025-12-31
ALAMO GROUP INC
filed 2026-03-02
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2025
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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2025 (based upon the last reported sale price of $218.38 per share) was approximately $2,245,513,970 on such date.

The number of shares of the registrant’s common stock, par value $.10 per share, outstanding as of February 20, 2026 was 12,121,294 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2026 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III.

ALAMO GROUP INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Unless the context otherwise requires, the terms “the Company,” "Alamo Group," “we,” “our” and “us” refer to Alamo Group Inc. and its subsidiaries on a consolidated basis.

General

The Company is a leader in the manufacture and sale of high-quality, purpose-built industrial and vegetation management equipment. We serve end-markets such as infrastructure building and maintenance, industrial construction, public works, land maintenance, agriculture and tree care. Our products are sold to independent equipment dealers and directly to contractors and municipalities. Product categories include vocational products (vacuum trucks, street sweepers, roadside safety equipment, excavators, and snow removal equipment) and light machinery (tractor mounted mowing equipment, land maintenance and recycling equipment) as well as related after-market parts and services. The Company operates two divisions: the Industrial Equipment Division and the Vegetation Management Division. Founded in 1969, the Company has approximately 3,800 employees and operates 27 manufacturing facilities in North America, Canada, Europe, Brazil and Australia. The corporate offices of Alamo Group Inc. are located in Seguin, Texas.

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

In 2021, the Company acquired 100% of the outstanding capital shares of Timberwolf Limited ("Timberwolf") in the U.K. Timberwolf is a leading manufacturer of a broad range of commercial wood chippers primarily serving markets in the U.K. and the European Union. This acquisition complemented the Company's existing range of tree care products and strengthened the Company's presence in the U.K. and European forestry and tree care markets. Timberwolf acquired the GreenMech brand and intellectual property in 2025. GreenMech was based in the U.K. and sold wood chippers throughout the world. Timberwolf also acquired GreenMech's subsidiaries in France and Germany as part of the acquisition.

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

In 2025, the Company acquired 100% of the outstanding equity capital of Ring-O-Matic, Inc. ("ROM"). ROM is a leading provider of industrial vacuum excavation equipment, including high-quality trailer-mounted and custom truck-mounted excavation and vacuum units that perform essential tasks such as hydro excavation, safe digging near and around utility infrastructure, trenching, sewer jetting, storm drain cleaning, and other tasks. This acquisition complemented the Company's existing range of excavation and vacuum products.

Sales and Marketing Strategy

The Company believes that within the U.S. it is a leading supplier to governmental markets, a leading supplier in the U.S. agricultural market, and one of the largest suppliers in the European market for its key niche product offerings. The Company’s products are sold through the Company’s various marketing organizations and extensive worldwide dealer and distributor networks under the Gradall®, VacAll®, Super Products®, Rivard®, Alamo Industrial®, Terrain King™, Tiger®, Herder®, Conver®, Roberine®, Votex®, Schwarze®, NiteHawk®, ODB®, Henke®, Tenco®, Wausau™, Everest®, H.P. Fairfield™, R.P.M. Tech™, Morbark®, Rayco®, Denis Cimaf®, Boxer®, Bush Hog®, Rhino®, RhinoAg®, Dixie Chopper®, Schulte®, Fieldquip®, Santa Izabel™, McConnel®, Bomford®, Spearhead™, Twose™, SMA®, Forges Gorce™, Rousseau®, Royal Truck & Equipment™, Timberwolf™, Wolftrack™, Ring-O-Matic®, GreenMech®, and Petersen™ trademarks (some with related designs) as well as other trademarks and trade names.

Products and Distribution Channels

At the beginning of the fourth quarter of 2021, the Company began reporting operating results on the basis of two new segments, namely, the Vegetation Management Division and the Industrial Equipment Division. Prior to the fourth quarter of 2021, the Company had been reporting its operating results on the basis of two segments which were the Industrial Division and Agricultural Division. The Vegetation Management Division includes all of the operations of the former Agricultural Division plus the mowing and forestry/tree care operations that were previously part of the former Industrial Division. The Industrial Equipment Division includes the Company’s vocational truck business and other industrial operations such as excavators, vacuum trucks, street sweepers, snow removal equipment, truck mounted attenuators, and grapple trucks and loaders. We believe the realignment of our two divisions provides greater potential to capture synergies in cross-branding, distribution, product development, supply chain management and logistics. The two divisions are also more balanced in scale and scope, giving the Company two strong platforms for ongoing development through a mix of organic growth and acquisitions.

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

ROM manufactures and sells a full line of industrial vacuum excavation machines, vacuum only machines, and car wash pit cleaners. ROM manufactures and sells trailer mounted and custom truck mounted units. ROM serves the underground utility construction, water and sewer, municipal, and car wash markets. ROM primarily sells its products through its independent dealer network.

Replacement Parts

The Company derives a significant portion of its revenues from sales of replacement parts for each of its wholegoods lines. Replacement parts represented approximately 16%, 17% and 17% of the Company’s total sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Product Development

The Company’s ability to provide innovative responses to customer needs, to develop and manufacture new products, and to enhance existing product lines is important to its success. The Company continually conducts research and development activities in an effort to improve existing products and develop new products. As of December 31, 2025, the Company employed 233 people in its various engineering departments, 147 of whom are degreed engineers and the balance of whom are support staff. Amounts expended on research and development activities were approximately $11.2 million in 2025, $13.5 million in 2024 and $13.4 million in 2023. As a percentage of sales, research & development was approximately 0.7% in 2025, 0.8% in 2024 and 0.8% in 2023, and is expected to continue at similar levels in 2026.

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

Unfilled Orders

As of December 31, 2025, the Company had unfilled customer orders of $599.7 million compared to $668.6 million at December 31, 2024. Management expects that substantially all of the Company’s unfilled orders as of December 31, 2025 will be shipped during fiscal year 2026. The amount of unfilled orders at a particular time is affected by a number of factors, including manufacturing and shipping schedules which, in most instances, are dependent on the Company’s seasonal sales programs and the requirements of its customers. It is possible that supply chain disruptions, labor constraints, and other new and/or unanticipated effects, could cause delays in delivery or an inability to complete unfilled customer orders. The Company’s orders are subject to cancellation at any time before shipment; therefore, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of future actual shipments. No single customer or group of customers is responsible for 10% or more of the aggregate revenue of the Company or of a segment of the Company.

Sources of Supply

The principal raw materials used by the Company include steel, other metal components, hydraulic hoses, paint and tires. During 2025, the raw materials needed by the Company were available from a variety of sources in adequate quantities and at prevailing market prices. While supply chain issues have improved compared to prior years, we remain affected by inflationary impacts for many of the raw materials we purchase. We expect pricing to remain elevated in 2026 but anticipate a slowing of the rate of inflation.

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

Patents, Trademarks and Trade Names

The Company owns various U.S. and international patents, trademarks and trade names. While the Company considers its patents, trademarks and trade names to be advantageous to its business, it is not dependent on any single patent, trademark, trade name or group of patents, trademarks, or trade names. The net book value of patents, trademarks and trade names was $71.7 million and $70.8 million as of December 31, 2025 and 2024, respectively.

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

Human Capital Resources and Management

The success of our Company depends on the talents and dedication of our people, and we are committed to investing in their success. Our Vice-President of Global Human Resources ("VP-HR") is responsible for developing and executing our human resources strategy together with our President and Chief Executive Officer ("CEO") and the other members of the Company's management team. Our CEO and VP-HR regularly update our Board of Directors regarding the status of our human resources strategic initiatives, which include:

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

Labor Agreements: As of December 31, 2025, we employed approximately 3,800 employees. In the U.S., the Company has a collective bargaining agreement at its Gradall plant which covers 240 employees and will expire on April 22, 2029. In Canada, the Tenco bargaining agreement covers 130 employees and expired on December 31, 2025; RPM has an agreement covering 2 employees which expired on February 1, 2025; and Everest has a collective bargaining agreement covering 83 employees which expires on November 30, 2029. The expired agreements are currently being renegotiated. In the Company’s European locations, all employees are covered by the European Works Council agreements. McConnel, Bomford, Spearhead, AMS-UK, SMA, Faucheux, Forges Gorce, Rousseau, Rivard, and Alamo Group The Netherlands have various collective bargaining agreements covering approximately 852 employees. In addition, 214 employees in Brazil are covered by a collective bargaining agreement, which is renegotiated every calendar year. The Company considers its employee relations to be satisfactory.

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

Information About our Executive Officers

Certain information is set forth below concerning the executive officers of the Company (the "Executives"), each of whom has been appointed to serve until the 2026 annual meeting of directors or until their successor is duly appointed and qualified.

Name	Age	Position
Robert P. Hureau	58	President and Chief Executive Officer
Agnieszka K. Kamps	49	Executive Vice President and Chief Financial Officer and Treasurer
Edward T. Rizzuti	56	Executive Vice President, Corporate Development and Investor Relations and Secretary
Richard H. Raborn	60	Executive Vice President, Alamo Vegetation Management Division
Kevin J. Thomas	61	Executive Vice President, Alamo Industrial Equipment Division
Reuben P. Srinivasan	62	Vice President, Global Human Resources
Lori L. Sullivan	56	Vice President, Internal Audit

Robert P. Hureau joined the Company in September of 2025 when he was appointed President and Chief Executive Officer. Mr. Hureau was also appointed as a director of the Company in September 2025. From April 2019 to March 2025, Mr. Hureau served as Chief Executive Officer and as a director of American Trailer World (“ATW”), an industrial manufacturer and retailer of trailers, truck equipment and after-market parts. Mr. Hureau served as Chairman of the Board of ATW from March 2025 to February 2026. From January 2018 to April 2019, he served as ATW’s EVP and Chief Financial Officer. From September 2014 to January 2018, Mr. Hureau served as the EVP and Chief Financial Officer for Pharmaceutical Product Development (“PPD”), a global clinical research organization. From April 2013 to September 2014, Mr. Hureau served as the EVP and Chief Financial Officer of Acelity, a global medical technology company focused on advanced wound care and regenerative medicine. From February 2007 to April 2013, Mr. Hureau held several executive level positions at Sensata Technologies, including SVP and Chief Financial Officer from 2011 to April 2013. Sensata Technologies is a publicly traded, global industrial manufacturer of sensors and controls.

Agnieszka K. Kamps was appointed Executive Vice President and Chief Financial Officer of the Company in May of 2024 after being appointed Executive Vice President and Treasurer in March of 2024. Prior to joining the Company, Ms. Kamps served as Vice President and Chief Financial Officer of Americas Styrenics, LLC since January 2021. Prior to her role with Americas Styrenics, Ms. Kamps served in various finance and accounting management capacities with several Siemens companies and with United Technologies.

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

Kevin J. Thomas was appointed Executive Vice President of the Company's Industrial Equipment Division in August of 2024. Prior to his role as Executive Vice President, Mr. Thomas served as the Company's Excavation/Vacuum Truck group Vice-President since February of 2022. Prior to joining the Company, Mr. Thomas served as President of Navistar Defense LLC since 2015. Mr. Thomas began with Navistar International in 1999, and held various roles including Director of Engineering, Director of Blue Diamond Truck LLC, and Director of Program Management for Navistar Defense, before being appointed President. Mr. Thomas held roles with General Dynamics Land Systems Division and General Motors Truck Group prior to joining Navistar.

Reuben P. Srinivasan was appointed Vice President of Global Human Resources of Alamo Group Inc. in November of 2024. Prior to his appointment, Mr. Srinivasan was Vice President of Human Resources at AdeptAg since 2022. Mr. Srinivasan has also previously held several senior human resources roles at industrial companies, including Astec Industries, Lindsay Corporation, Trimble, and Volkswagen Group.

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

The Company has conducted for the last three years an analysis for estimating the fair value of the Company's business enterprise. We have utilized the discounted cash flow income approach and market approach for which we chose to heavily weigh more on the discounted cash flow approach. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. As of December 31, 2025, goodwill was $214.6 million, which represents approximately 13% of total assets. The Company recognized no goodwill impairment in 2025, 2024 or 2023. If we were to have a significant goodwill impairment it could impact our results of operations as well as our net worth.

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

Acquisitions are an important part of our growth strategy and we have completed a number of acquisitions over the past several years. We acquired Royal Truck in 2023, Ring-O-Matic in 2025, and Petersen Industries in 2026. Acquisitions can be difficult, time-consuming, and pose a number of risks, including:

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

The trading price of our common stock has and may continue to fluctuate. The closing prices of our common stock on the New York Stock Exchange during 2025 ranged from $157.80 to $232.42 per share, and during 2024 from $164.50 to $228.33 per share. Our stock price may fluctuate in response to the risk factors set forth herein and to a number of events and factors, such as quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us or trends in our industry or general economic conditions. The stock price volatility and trading volume may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may issue shares of our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 20,000,000 shares of common stock. On December 31, 2025, 12,115,774 shares of our common stock were issued and outstanding, and there were outstanding options and restricted stock awards totaling an additional 148,679 shares of our common stock. We also have additional shares available for grant under our 2025 Incentive Stock Option Plan and our 2019 Equity Incentive Plan. Additional stock option or other compensation plans or amendments to existing plans for employees and directors may be adopted. Issuance of these shares of common stock may dilute the ownership interests of our then existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, such as the 1,700,000 shares issued as consideration for the acquisition of Bush Hog in 2009, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

On January 2, 2026, the Board of Directors of the Company increased its quarterly dividend from $0.30 per share to $0.34 per share. Although we have paid a cash dividend in each quarter since becoming a public company in 1993, there can be no assurance that we will continue to declare dividends or that funds will continue to be available for this purpose in the future. The declaration and payment of dividends are restricted by the terms of our credit facility, are subject to the discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

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

As of December 31, 2025, six investors - Henry Crown and Company, BlackRock, Inc., Allspring Global Investments, LLC, The Vanguard Group, Dimensional Fund Advisors LP, and Victory Capital Management Inc. - beneficially owned approximately 52% of our outstanding common stock. As a result, the major stockholders combined could be able to significantly influence the direction of the Company, the election of our Board of Directors, and the outcome of any other matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets, and together with other beneficially owned investors, to prevent or cause a change in control of the Company. Also, pursuant to contractual obligations, affiliates of Henry Crown and Company were entitled to certain rights with respect to the registration of the common stock owned by them under the Securities Act. Pursuant to such registration rights, on March 12, 2012, we filed a registration statement related to the common stock owned by such entities and such registration statement was declared effective by the SEC. The interests of the major stockholders may conflict with the interests of our other stockholders.

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

Our process of assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management system. Our process of managing risks from cybersecurity threats includes monitoring information channels from trusted security information sources. We review third-party service providers that manage sensitive Company information prior to engaging any such provider. Our reviews align with relevant government compliance requirements and review of System and Organization Controls reports. We establish governance, processes, and tools for managing various third-party related risks, including information security. As a condition of working with the Company, third-party service providers who access sensitive business or customer information are expected to meet certain information security requirements. Our processes for assessing, classifying, and managing cybersecurity risks were created in collaboration with consultants and auditors. We maintain consulting relationships that provide guidance for responding to evolving cybersecurity risks. We require employees to undertake data protection, cybersecurity training, and compliance programs annually. Internal and external auditors also review our adherence to established IT and cybersecurity controls. We also periodically engage in simulations, table-top exercises, and response readiness initiatives.

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

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated responsibility for the periodic review and evaluation of the Company’s policies and programs for identifying cybersecurity risks to the Audit Committee. In addition, the entire Board receives quarterly updates on the Company's cybersecurity action plans and annual reports containing full cybersecurity control assessments and action plans from senior management, and periodically reviews information regarding the Company's cybersecurity risks. We have an Information Technology Steering Committee ("ITSC"), comprised of the Company President and Chief Executive

Officer, the Executive Vice Presidents of our Vegetation Management and Industrial Equipment Divisions, the Chief Financial Officer, and the Vice President of Global Human Resources, that assesses and manages material risks from cybersecurity threats and determines the priority of cybersecurity initiatives. The ITSC also reviews the Board's and Audit Committee’s feedback and incorporates it into ongoing cybersecurity management efforts.

Our IT team, led by the Vice President of IT and Digital Transformation and the Director of Network and Information Systems, is responsible for day-to-day assessment and management of cybersecurity risks, including the monitoring and detecting of cybersecurity incidents and executing our cybersecurity incident response plans. Members of our IT team have undergraduate and graduate degrees in relevant fields, including information systems, information assurance, and information technology with a concentration in cybersecurity. Members of our IT team have also obtained relevant certifications, including multiple Certified Information Systems Security Professional (CISSP) certification holders.

Item 2. Properties
      As of December 31, 2025, the Company utilized twenty-seven principal manufacturing plants with fifteen located in the United States, eight in Europe, three in Canada, and one in Brazil. The facilities are listed below:

Facility	Square Footage	Owned	Principal Types of Products Manufactured And Assembled
Winn, Michigan*	1,110,000	Owned	Tree chippers, Grinders, Brush Cutters, and Debarkers for Morbark and Stump Cutters, Aerial Rimmers, Mulchers, Crawler Trucks for Rayco and Denis Cimaf
Selma, Alabama*	744,000	Owned	Mechanical Rotary Mowers, Finishing Mowers, Backhoes, Front-End Loaders for Bush Hog
New Philadelphia, Ohio*	430,000	Owned	Telescopic Excavators for Gradall and Vacuum Trucks for VacAll
Wooster, Ohio*	400,000	Leased	Fabrication and assembly of products for various product lines
Seguin, Texas*	230,000	Owned	Hydraulic and Mechanical Rotary and Flail Mowers, Sickle-Bar Mowers, and Boom-Mounted Equipment for Alamo Industrial
Neuville, France*	195,000	Owned	Hydraulic and Mechanical Boom-Mounted Hedge and Grass Cutters for Rousseau and SMA
Sao Joao da Boa Vista, Brazil*	183,000	Owned	Mowing Equipment, Sugar Cane Trailers and other equipment for Santa Izabel
Mukwonago, Wisconsin*	171,000	Owned	Truck-Mounted Vacuum Trucks for Super Products
Salford Priors, England*	168,000	Owned	Tractor-Mounted Power Arm Flails and other Equipment for Bomford and Twose and Spearhead
Ludlow, England*	167,000	Owned	Hydraulic Boom-Mounted Hedge and Grass Cutters and other Equipment for McConnel and Twose
Richmond, Virginia*	157,000	Leased	Leaf Collection Equipment and Street Sweeper Replacement Brooms for ODB
Huntsville, Alabama*	135,000	Owned	Air and Mechanical Street Sweeping Equipment for Schwarze
Daumeray, France*	125,000	Owned	Vacuum Trucks, High Pressure Cleaning Systems and Trenchers for Rivard
Coatesville, Indiana*	115,000	Owned	Zero Turn Radius Mowers for Dixie Chopper
Middelburg, the Netherlands*	110,000	Owned	Boom Mowers, Flail Mowers and Stump Grinders for Dutch Power
Englefeld, Saskatchewan, Canada*	105,000	Owned	Mechanical Rotary Mowers, Snow Blowers, and Rock Removal Equipment for Schulte
St. Valerien, Quebec, Canada*	104,000	Owned	Snow and Ice Removal Equipment for Tenco
Giessen, the Netherlands*	72,000	Owned	Aquatic Harvesting Boats and Remote Control Mowing Equipment for Alamo Group The Netherlands
Sioux Falls, South Dakota*	66,000	Owned	Hydraulic and Mechanical Mowing Equipment for Tiger
Shoemakersville, Pennsylvania*	65,000	Leased	Truck Mounted Highway Attenuator Trucks and Other Specialty Trucks and Equipment for Royal Truck and Equipment
Pella, Iowa*	60,000	Leased	Trailer Mounted and Custom Truck Mounted Excavation and Vacuum Equipment for Ring-O-Matic
Hopkinton, New Hampshire*	55,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Skowhegan, Maine*	47,000	Owned	Distributor of Public Works and Runway Maintenance Products for H.P. Fairfield
Ayer's Cliff, Quebec, Canada*	41,000	Owned	Municipal Snow Removal and Ice Control Equipment for Everest
Suffolk, England*	35,000	Leased	Commercial wood chippers and other forestry equipment for Timberwolf
Kent, Washington*	25,000	Leased	Truck-Mounted Sweeping Equipment for the contractor market branded NiteHawk
Peschadoires, France*	22,000	Owned	Replacement Parts for Blades, Knives and Shackles for Forges Gorce
Oakey, Australia	18,000	Leased	Agriculture Mowing Equipment and other Attachments for Fieldquip
Installation & Rental Facilities, Warehouses & Sales	570,000	Leased / Owned	Services Parts Distribution, Installation Facilities and Sales and After Market Office
Offices, Seguin & New Braunfels, Texas	29,000	Leased /Owned	Corporate Office
Total	5,754,000	79%
     * Principal manufacturing plants

Approximately 79% of the manufacturing, warehouse and office space is owned. The Company considers each of these facilities to be well maintained, in good operating condition and adequate for its present level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the symbol: ALG. On February 20, 2026, there were 12,121,294 shares of common stock outstanding, held by approximately 68 holders of record, but the total number of beneficial owners of the Company’s common stock exceeds this number. On February 20, 2026, the closing price of the common stock on the New York Stock Exchange was $213.46 per share.

On January 2, 2026, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share which was paid on January 29, 2026 to holders of record as of January 16, 2026. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to restrictions under the Company’s bank revolving credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for a further description of the bank revolving credit agreement.

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

The following graph and table set forth the cumulative total return to the Company's stockholders of our Common Stock during a five-year period ended December 31, 2025, as well as the performance of an overall stock market index (the S&P SmallCap 600 Index) and a published industry or line-of-business index (the S&P 500 Industrials Index) for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alamo Group Inc., the S&P SmallCap 600 Index, and the S&P 500 Industrials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Alamo Group Inc.
S&P SmallCap 600
S&P 500 Industrials

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25
Alamo Group Inc.	100.00	107.09	103.58	154.53	137.41	124.88
S&P SmallCap 600	100.00	126.82	106.40	123.48	134.22	142.30
S&P 500 Industrials	100.00	121.12	114.48	135.24	158.87	189.72

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

We continued to experienced strong demand for industrial equipment products in 2025, while demand for vegetation products was mixed. Agricultural, tree care and recycling markets remained weak. Operating margins declined as strong performance in the Industrial Equipment Division only partially offset lower margins in the Vegetation Management Division. Market conditions continue to be mixed. Demand for governmental and industrial products is healthy and vegetation product demand remains weak by soft commodity pricing, elevated interest rates, and reduced housing construction activity.

2025 Performance

In 2025, the Company's net sales decreased by 2% and net income decreased by 10% compared to 2024. The decrease in net sales was primarily driven by the ongoing lower demand in tree care and recycling markets and operational challenges in the Vegetation Management Division related to consolidation of certain operations. Additionally, the sale of Herschel Parts on August 16, 2024, had an unfavorable impact on year-over-year sales, though immaterial for total Company results for the year. These challenges were only partially offset by strong sales growth in the Industrial Equipment Division.

Net income was impacted by the CEO transition costs, acquisition and integration expenses, and ongoing restructuring efforts. Additional pressure on net income resulted from market-driven revenue declines and production inefficiencies in the Vegetation Management Division. Strong demand and solid margins in the Industrial Equipment Division only partially offset these challenges.

The Company's Vegetation Management Division experienced a 17% decrease in net sales and a 59% decline in income from operations for the full year of 2025 compared to 2024. While continued market weakness and operational challenges led to lower revenue, the Division’s backlog increased 6% reflecting potential market stabilization. The Company continues to implement cost-saving initiatives and enhancement of operational efficiencies in an effort to improve operating margins.

The Company's Industrial Equipment Division reported a 13% increase in net sales for the full year of 2025 compared to 2024. Sales growth was strong in all product lines, led by excavators, vacuum trucks and snow, followed by sweepers & safety. Income from operations for 2025 rose 19% versus 2024, driven by increased demand, greater operational efficiencies, and an improvement in supply chain performance.

Consolidated income from operations was $152 million for the full year of 2025 compared to $165 million for the full year of 2024, a decrease of 8%, impacted by CEO transition costs, acquisition and integration expenses, and ongoing restructuring efforts.

As part of our ongoing efforts to optimize operations in both of our Divisions, we have relocated applicable product families, sold the Gibson City, IL facility, repurposed one facility to support other brands, and completed initial set-ups for portions of the production lines. Over the next approximately one to two quarters, we plan to finish the remaining line installations and increase production. During this transition, we expect temporary production inefficiencies, duplicate costs, and shipment-timing effects that may pressure revenue and gross margin, along with potentially one-time expenses related to relocation and facility exit. Following completion, we expect improved capacity utilization, service levels and structural cost reductions. The anticipated timing, costs and benefits are forward-looking and subject to the risks and uncertainties described under “Forward- Looking Information.”

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.
The following tables set forth, for the periods indicated, certain financial data:

	Fiscal Year Ended December 31,
Net sales (data in thousands):	2025	2024	2023

Vegetation Management	$654,053	$785,199	$979,040
Industrial Equipment	949,662	843,314	710,611
Total net sales	$1,603,715	$1,628,513	$1,689,651

Cost and profit margins, as percentages of net sales:

Cost of sales	75.2%	74.7%	73.2%
Gross profit	24.8%	25.3%	26.8%
Selling, general, administrative, and amortization expenses	15.4%	15.2%	15.1%
Income from operations	9.5%	10.1%	11.7%
Income before income taxes	8.7%	9.2%	10.4%
Net income	6.5%	7.1%	8.1%

Results of Operations

Fiscal 2025 compared to Fiscal 2024

The Company’s net sales in the fiscal year ended December 31, 2025 (“2025”) were $1,603.7 million, a decrease of $24.8 million or 1.5% compared to $1,628.5 million for the fiscal year ended December 31, 2024 (“2024”). The decrease in sales was attributable to continued weaknesses in tree care and recycling markets and operational challenges related to consolidating certain operations, partially offset by sustained strong demand for industrial equipment.

Vegetation Management net sales were $654.1 million in 2025 compared to $785.2 million in 2024, a decrease of $131.1 million or 16.7%. The decline was attributable to sustained weakness in the tree care and recycling markets as well as operational challenges in consolidating certain operations. The sale of Herschel Parts on August 16, 2024 also impacted results compared to 2024, though it was immaterial to the year-over-year sales decrease.

Industrial Equipment net sales were $949.7 million in 2025 compared to $843.3 million in 2024, representing an increase of $106.4 million or 12.6%. The increase was driven by the strong ongoing demand across the division in excavators, vacuum trucks, sweepers, and snow removal equipment.

Gross profit for 2025 was $397.8 million (24.8% of net sales) compared to $412.5 million (25.3% of net sales) in 2024, a decrease of $14.7 million. The decrease in gross profit was driven by lower revenue and production inefficiencies in the Vegetation Management Division, partially offset by the healthy demand in Industrial Equipment Division.

Selling, general and administrative expenses (“SG&A”) were $229.7 million (14.3% of net sales) in 2025 compared to $231.5 million (14.2% of net sales) in 2024, a decrease of $1.8 million attributable to labor cost savings actions taken in Vegetation Management, offsetting the additional costs related to the CEO succession, and acquisition and integration expenses. Amortization expense in 2025 was $16.5 million compared to $16.2 million in 2024, an increase of $0.3 million due to the acquisition of Ring-O-Matic.

Interest expense for 2025 was $14.9 million compared to $20.5 million in 2024, a decrease of $5.6 million or 27.6% primarily related to debt reduction.

Interest income for 2025 was $5.6 million compared to $2.6 million in 2024, an increase of $3.0 million or 111.2%, related to higher cash on hand.

Other income (expense), was a net expense of $2.8 million during 2025 compared to income of $2.7 million in 2024. The expense increase was primarily driven by foreign exchange transaction losses, offset by gains related to the sale of former Rhino Ag facility in Gibson City, IL.

Provision for income taxes was $35.7 million (25.6% of income before income taxes) for 2025 compared to $33.7 million (22.5% of income before income taxes) in 2024. The tax rate was impacted by stock compensation related to the CEO transition, lower R&D credit, and a large release of a valuation allowance in 2024.

Net income for 2025 was $103.8 million compared to $115.9 million in 2024, with the decrease in 2025 net income resulting from the factors described above.

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

Gross profit for 2024 was $412.5 million (25.3% of net sales) compared to $453.6 million (26.8% of net sales) in 2023, a decrease of $41.1 million. The decrease in gross profit was primarily attributable to the decline in Vegetation Management market demand, production inefficiencies, and the impact of costs to reduce capacity and separation expenses as the Division adjusted to market conditions. In addition, profitability was also impacted by the five-week strike at Gradall in Ohio, which negatively affected the Industrial Equipment Division.

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

As of December 31, 2025, the Company had working capital of $779.7 million, which represents an increase of $112.5 million from working capital of $667.2 million as of December 31, 2024. The increase in working capital was primarily a result of higher cash and cash equivalents.

Capital expenditures were $30.6 million for 2025, compared to $25.0 million for 2024. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.

Net cash provided by operating activities was $177.5 million for 2025, compared to $209.8 million for 2024. The decrease of cash from operating activities is a result of lower net income as well as higher inventory, which was partially offset by lower accounts receivable and improved accounts payable.

Net cash used in investing activities was $46.2 million for 2025, compared to $22.2 million for 2024. The increase in investing activities was in part driven by the acquisition of Ring-O-Matic in 2025. Net cash used by financing activities was $30.8 million for 2025, compared to net cash used of $32.0 million for 2024. This reduction in cash used by financing activities is due to payment of contingent consideration in 2024 offset by higher dividend payments in 2025.

The Company had $174.5 million in cash and cash equivalents held by its foreign subsidiaries as of December 31, 2025. The majority of these funds are held at our European and Canadian facilities. The Company will continue to repatriate European and Canadian cash and cash equivalents in excess of amounts needed to fund operating and investing activities, but will need to monitor exchange rates to determine the appropriate timing of such repatriation given the current relative strength of the U.S. dollar. Repatriated funds will initially be used to reduce funded debt levels under the Company's current credit facility and subsequently used to fund working capital, capital investments and acquisitions company-wide.

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

As of December 31, 2025, $205.7 million was outstanding under the Credit Agreement, $205.7 million on the Term Facility and zero on the Revolver Facility. On December 31, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors'

contracts resulting in $397.2 million in available borrowings. The Company is in compliance with the covenants under the Agreement.

Management believes the Agreement and the Company’s ability to internally generate funds from operations should be sufficient to meet the Company’s cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

Inflation

The Company is exposed to the risk that the price of energy, steel and other purchased components may increase and the Company may not be able to increase the price of its products correspondingly. If this occurs, the Company’s results of operations would be adversely impacted. In 2025, the cost of commodities, components, parts, and accessories somewhat normalized relative to historical levels. Throughout 2025, we continued to implement strategic pricing actions and operational efficiency measures to help offset tariffs and other supply chain cost pressures. Looking ahead to 2026, we expect the cost environment to return to more historically normal levels than we have seen in recent years. We anticipate modest increases in the average cost of commodities, components, parts, and accessories compared to 2025 levels. However, cost inflation continues to be an ongoing challenge that could have a material impact on the Company's business and financial results, particularly if there are unexpected shifts in political policy changes (including the continued imposition of tariffs), global economic environment or supply chain dynamics.

New Accounting Pronouncements

As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2025, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes there are currently no critical accounting policies.

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

Exposure to Exchange Rates

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries and Canada and, to a lesser extent, Australia and Brazil, as a result of the sale of its products in international markets. Foreign currency forward exchange contracts in the U.K. are used to offset the earnings effects of such fluctuations. On December 31, 2025, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of $12.5 million. Comparatively, on December 31, 2024, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have been a decrease in gross profit of approximately $13.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. The translation adjustment during 2025 was an unrealized gain of $34.4 million. On December 31, 2025, the British pound closed at 0.7421 relative to the U.S. dollar, and the Euro closed at 0.8511 relative to the U.S. dollar. By comparison, on December 31, 2024, the British pound closed at 0.7991 relative to the U.S. dollar, and the Euro closed at 0.9657 relative to the U.S. dollar. No assurance can be given as to future valuation of the British pound or Euro or how further movements in those or other currencies could affect future earnings or the financial position of the Company.

Interest Rate Risk

The majority of the Company’s long-term debt bears interest at variable rates. However, as discussed below in Note 13. Long-Term Debt, effective August 30, 2024, the Company put in place an interest rate swap that economically converted the variable interest rate on the Term Facility to a fixed rate of 3.7855% plus an interest margin percentage for the full amount of the outstanding long-term debt for three years. Accordingly, the Company’s net income was affected by changes in interest rates for part of 2024. Assuming the average level of borrowings at variable rates and a two hundred basis point change in the 2025 average interest rate under these borrowings, the Company’s 2025 interest expense would have changed by approximately $4.3 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. However, challenges affecting the banking industry and credit markets in general can potentially cause changes to credit availability and cost of borrowing, which creates a level of uncertainty.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There are incorporated in this Item 10, by reference, those portions of the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders which appear therein under the captions “Proposal 1 -  Election of Directors,” “Nominees for Election to the Board of Directors,” “Information Concerning Directors,” and “Corporate Governance," including the section titled "Delinquent Section 16(a) Reports."  See also the information under the caption “Information About Our Executive Officers” in Part I of this Report.

The Board of Directors has delegated certain responsibilities to three Committees of the Board. The Committees are the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The Board of Directors has also adopted Corporate Governance guidelines and a Code of Business Conduct and Ethics for all employees, including the Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and those individuals performing similar functions. The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees and the Company itself. A copy of our insider trading policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation

There are incorporated in this Item 11, by reference, those portions of the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders which appear therein under the captions “Compensation Committee Interlocks and Insider Participation,” "Executive Compensation," “Compensation Discussion and Analysis,” "Compensation Committee Report” and “Director Compensation during 2025.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12, by reference, that portion of the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders which appears under the caption “Beneficial Ownership of our Common Stock.”

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

The numbers in the table are as of December 31, 2025, the last day of Alamo Group Inc.’s 2025 fiscal year.

	A	B	C
Equity Compensation Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities that remain available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plans approved by stockholders
2015 Incentive Stock Option Plan	64,632	$159.41	—
2019 Equity Incentive Plan	84,047	$190.44	287,398
2025 Incentive Stock Option Plan	—	—	300,000
Plans not approved by stockholders	—	—	—
Total	148,679		587,398

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, and such information is incorporated by reference herein. There were no other such reportable relationships or related party transactions in the fiscal year ended December 31, 2025.

Information regarding director independence is set forth under the caption “Information Concerning Directors” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Antonio, TX, Auditor Firm ID: 185.

Information regarding principal accountant fees and services is set forth under the caption “Proposal 3 – Ratification of Appointment of Independent Auditors” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, and such information is incorporated by reference herein.

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

INDEX TO EXHIBITS

Incorporated by Reference
From the Following
Exhibits		Exhibit Title	Documents
3.1	—	Certificate of Incorporation, as amended, of Alamo Group Inc.	Filed as Exhibit 3.1 to Form S-1, February 5, 1993
3.2	—	Certificate of Amendment of Certificate of Incorporation of Alamo Group Inc.	Filed as Exhibit 3.1 to Form 8-K, May 10, 2016
3.3	—	By-Laws of Alamo Group Inc. as amended	Filed as Exhibit 3.1 to Form 8-K, October 31, 2024
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K, February 28, 2020
*10.1	—	Form of indemnification agreements with Directors of Alamo Group Inc.	Filed as Exhibit 10.1 to Form 10-Q, May 15, 1997
*10.2	—	Form of indemnification agreements with certain executive officers of Alamo Group Inc.	Filed as Exhibit 10.2 to Form 10-Q, May 15, 1997
*10.3	—	401(k) Restoration Plan for Highly Compensated Employees, adopted on December 9, 1997	Filed as Exhibit 10.15 to Form 10-K, March 31, 1998
*10.4	—	2005 Incentive Stock Option Plan, adopted by the Board of Directors on May 4, 2005	Filed as Appendix E to Schedule 14A, March 29, 2005
10.5	—	Third Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Alamo Group Inc., Bank of America, N.A. as administrative agent, Wells Fargo Bank, N.A., and PNC Bank, N.A. as co-syndication agents, TD Bank, N.A. as documentation agent, and the other lenders party thereto.	Filed as Exhibit 10.1 to Form 8-K, October 31, 2022
*10.6	—	Form of Restricted Stock Award Agreement under the 2009 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 8-K, May 13, 2009
*10.7	—	Supplemental Executive Retirement Plan	Filed as Exhibit 10.1 to Form 8-K, January 18, 2011
*10.8	—	Amended and Restated Executive Incentive Plan	Filed as Exhibit 10.26 to Form 10-K, March 1, 2018
*10.9	—	2015 Incentive Stock Option Plan, adopted by the Board of Directors on May 7, 2015	Filed as Appendix A to Schedule 14A, March 19, 2015
*10.10	—	Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 8-K, May 7, 2019
*10.11	—	Form of Restricted Stock Award Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.23 to Form 10-K, February 28, 2020
*10.12	—	Form of Restricted Stock Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.24 to Form 10-K, February 28, 2020
*10.13	—	Form of Performance Share Unit Agreement under the Alamo Group Inc. 2019 Equity Incentive Plan	Filed as Exhibit 10.22 to Form 10-K, February 26, 2021
*10.14	—	Form of Executive Change in Control Agreement	Filed as Exhibit 10.1 to Form 8-K, March 10, 2020
*10.15	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Dan Malone	Filed as Exhibit 10.1 to Form 10-Q, August 2, 2023

*10.16	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Edward Rizzuti	Filed as Exhibit 10.2 to Form 10-Q, August 2, 2023
*10.17	—	Amendment to Executive Change in Control Agreement by and between Alamo Group Inc. and Richard Wehrle	Filed as Exhibit 10.3 to Form 10-Q, August 2, 2023
*10.18	—	Offer letter to Robert Hureau	Filed as Exhibit 10.1 to Form 8-K, August 18, 2025
*10.19	—	Change in Control and Severance Agreement between Alamo Group Inc. and Robert Hureau	Filed as Exhibit 10.2 to Form 8-K, August 18, 2025
*10.20	—	Alamo Group Inc. 2025 Incentive Stock Option Plan	Filed as Appendix II to Form DEF 14A, March 13, 2025
*10.21	—	Membership Interest Purchase Agreement	Filed as Exhibit 10.1 to Form 8-K, December 10, 2025
19.0	—	Insider Information and Trading Policy	Filed as Exhibit 19 to Form 10-K, February 27, 2025
21.1	—	Subsidiaries of the Registrant	Filed Herewith
23.1	—	Consent of KPMG LLP	Filed Herewith
31.1	—	Certification by Robert P. Hureau under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Robert P. Hureau under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
97.0	—	Recoupment Policy	Filed as Exhibit 97.0 to Form 10-K, February 22, 2024
101.INS	—	XBRL Instance Document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
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

ALAMO GROUP INC.
Date:	March 2, 2026
/s/ Robert P. Hureau
Robert P. Hureau
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the 2nd day of March 2026.

Signature	Title

/s/RICHARD W. PAROD Richard W. Parod	Independent Board Chair & Director

/s/ROBERT P. HUREAU Robert P. Hureau	President & Chief Executive Officer (Principal Executive Officer)

/s/AGNIESZKA K. KAMPS Agnieszka K. Kamps	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ROBERT P. BAUER Robert P. Bauer	Director

/s/ERIC P. ETCHART Eric P. Etchart	Director

/s/NINA C. GROOMS Nina C. Grooms	Director

/s/COLLEEN C. HALEY Colleen C. Haley	Director

/s/PAUL D. HOUSEHOLDER Paul D. Householder	Director

/s/TRACY C. JOKINEN Tracy C. Jokinen	Director

/s/LORIE L. TEKORIUS Lorie L. Tekorius	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concludes that, as of December 31, 2025, the Company’s internal controls over financial reporting were effective based on these criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

Date:	March 2, 2026	/s/Robert P. Hureau
Robert P. Hureau
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alamo Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of evidence over the existence of inventory
As discussed in Note 6 to the consolidated financial statements, the value of inventory was $383 million as of December 31, 2025. To facilitate the global delivery of goods to customers, the Company operates across North America, South America, Europe and Australia. Within these locations, the Company has 27 principal manufacturing plants located in six countries.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Alamo Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alamo Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
March 2, 2026

Alamo Group Inc. and Subsidiaries
Consolidated Balance Sheets

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$309,659	$197,274
Accounts receivable, net	276,866	305,561
Inventories, net	383,252	343,363
Prepaid expenses and other current assets	11,629	11,206
Income tax receivable	16,687	91
Total current assets	998,093	857,495

Rental equipment, net	61,102	52,942

Property, plant and equipment	392,029	365,608
Less: Accumulated depreciation	(226,052)	(207,276)
Total property, plant and equipment, net	165,977	158,332

Goodwill	214,611	203,027
Intangible assets, net	144,932	151,360
Deferred income taxes	1,264	1,118
Other non-current assets	20,637	26,005
Total assets	$1,606,616	$1,450,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$125,130	$84,505
Income taxes payable	2,332	13,259
Accrued liabilities	75,905	77,537
Current maturities of long-term debt and finance lease obligations	15,000	15,008
Total current liabilities	218,367	190,309

Long-term debt and finance lease obligations, net of current maturities	190,748	205,473
Long-term tax liability	470	626
Other long-term liabilities	24,113	24,619
Deferred income taxes	24,215	10,998
Total liabilities	457,913	432,025

Stockholders’ equity:
Common stock, $.10 par value, 20,000,000 shares authorized; 12,073,713 and 12,017,308 outstanding at December 31, 2025 and December 31, 2024, respectively	1,207	1,202
Additional paid-in capital	155,427	146,866
Treasury stock, at cost; 82,600 shares at December 31, 2025 and December 31, 2024	(4,566)	(4,566)
Retained earnings	1,045,733	956,347
Accumulated other comprehensive loss	(49,098)	(81,595)
Total stockholders’ equity	1,148,703	1,018,254
Total liabilities and stockholders’ equity	$1,606,616	$1,450,279

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net sales:
Vegetation Management	$654,053	$785,199	$979,040
Industrial Equipment	949,662	843,314	710,611
Total net sales	1,603,715	1,628,513	1,689,651
Cost of sales	1,205,898	1,216,025	1,236,007
Gross profit	397,817	412,488	453,644

Selling, general and administrative expenses	229,657	231,453	240,158
Amortization expense	16,547	16,227	15,519
Income from operations	151,613	164,808	197,967

Interest expense	(14,877)	(20,548)	(26,093)
Interest income	5,569	2,637	1,485
Other income (expense)	(2,793)	2,731	1,761
Income before income taxes	139,512	149,628	175,120

Provision for income taxes	35,711	33,698	38,959
Net income	$103,801	$115,930	$136,161

Net income per common share:
Basic	$8.64	$9.69	$11.42
Diluted	$8.59	$9.63	$11.36
Average common shares:
Basic	12,018	11,968	11,920
Diluted	12,077	12,037	11,987

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$103,801	$115,930	$136,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (expense) benefit of $(2,556), $1,496, and $(949)	34,396	(29,047)	13,644
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $625, $(406), and $282, respectively	(2,106)	1,387	(1,231)
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(61), $(170), and $(391), respectively	207	582	1,338
Other comprehensive income (loss), net of tax	$32,497	$(27,078)	$13,751
Comprehensive income	$136,298	$88,852	$149,912

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	11,831	$1,191	$129,820	$(4,566)	$727,183	$(68,268)	$785,360
Other comprehensive income	—	—	—	—	136,161	13,751	149,912
Stock-based compensation expense	—	—	7,424	—	—	—	7,424
Stock-based compensation transactions	51	5	547	—	—	—	552
Dividends paid ($0.88 per share)	—	—	—	—	(10,485)	—	(10,485)
Balance at December 31, 2023	11,882	$1,196	$137,791	$(4,566)	$852,859	$(54,517)	$932,763
Other comprehensive income	—	—	—	—	115,930	(27,078)	88,852
Stock-based compensation expense	—	—	9,141	—	—	—	9,141
Stock-based compensation transactions	53	6	(66)	—	—	—	(60)
Dividends paid ($1.04 per share)	—	—	—	—	(12,442)	—	(12,442)
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	103,801	32,497	136,298
Stock-based compensation expense	—	—	9,938	—	—	—	9,938
Stock-based compensation transactions	56	5	(1,377)	—	—	—	(1,372)
Dividends paid ($1.20 per share)	—	—	—	—	(14,415)	—	(14,415)
Balance at December 31, 2025	11,991	$1,207	$155,427	$(4,566)	$1,045,733	$(49,098)	$1,148,703

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating Activities
Net income	$103,801	$115,930	$136,161
Adjustments to reconcile net income to cash provided by operating activities:
Provision for doubtful accounts	129	1,718	253
Depreciation - Property, plant and equipment	27,084	26,865	23,665
Depreciation - Rental Equipment	11,740	9,992	8,789
Amortization of intangibles	16,547	16,227	15,519
Amortization of debt issuance	703	703	703
Stock-based compensation expense	9,938	9,141	7,424
Provision for deferred income tax expense (benefit)	10,583	(3,607)	(4,253)
Gain on sale of property, plant and equipment	(2,564)	(639)	(6,621)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40,618	47,012	(35,293)
Inventories	(28,135)	26,494	(10,844)
Rental equipment	(19,741)	(23,830)	(13,930)
Prepaid expenses and other assets	6,823	(2,608)	(835)
Trade accounts payable and accrued liabilities	30,243	(15,673)	4,813
Income taxes payable	(27,375)	1,000	6,705
Long term tax payable	(156)	(2,007)	(1,147)
Other long-term liabilities	(2,695)	3,060	45
Net cash provided by operating activities	177,543	209,778	131,154

Investing Activities
Acquisitions, net of cash acquired	(18,283)	—	(27,560)
Purchase of property, plant and equipment	(30,627)	(24,993)	(37,745)
Proceeds from sale of property, plant and equipment	4,480	3,045	12,682
Purchase of patents	(1,763)	(233)	—
Net cash used in investing activities	(46,193)	(22,181)	(52,623)

Financing Activities
Borrowings on bank revolving credit facility	50,000	195,000	183,000
Repayment on bank revolving credit facility	(50,000)	(195,000)	(235,000)
Principal payments on long-term debt and finance leases	(15,007)	(15,069)	(14,948)
Contingent consideration payment after acquisition	—	(4,402)	—
Dividends paid	(14,415)	(12,442)	(10,485)
Proceeds from exercise of stock options	1,650	1,912	1,586
Common stock repurchased	(3,022)	(1,972)	(1,034)
Net cash used in financing activities	(30,794)	(31,973)	(76,881)

Effect of exchange rate changes on cash	11,829	(10,269)	3,253
Net change in cash and cash equivalents	112,385	145,355	4,903
Cash and cash equivalents at beginning of the year	197,274	51,919	47,016
Cash and cash equivalents at end of the year	$309,659	$197,274	$51,919
Cash paid during the year for:
Interest	$14,735	$20,787	$25,358
Income taxes	$52,932	$40,426	$37,330

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Business and Segments

The Company manufactures, distributes and services high quality tractor-mounted mowing and other vegetation maintenance equipment, street sweepers, excavators, vacuum trucks, truck mounted highway attenuator trucks, forestry and tree maintenance equipment, snow removal equipment, leaf collection equipment, zero turn radius mowers, agricultural implements and related aftermarket parts and services.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2025 and December 31, 2024, there was no restricted cash.
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

Rental Equipment

The Company enters into operating lease agreements with customers related to the rental of certain equipment. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Accumulated depreciation relating to the rental equipment was $24.5 million and $25.0 million on December 31, 2025 and December 31, 2024, respectively.

Shipping and Handling Costs

The Company’s policy is to include shipping and handling costs in cost of sales.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to operations for fiscal years 2025, 2024, and 2023 was approximately $14.0 million, $14.8 million and $23.2 million, respectively. Advertising and marketing expenses are included in Selling, General and Administrative expenses (“SG&A”).

Research and Development

Product development and engineering costs charged to SG&A amounted to $11.2 million, $13.5 million, and $13.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company's policy is to accrue for legal costs expected to be incurred in connection with loss contingencies.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, available tax carry-backs and tax planning strategies in making this assessment other than those which we have reserved. We have elected to treat the global intangible low-taxed income (GILTI) tax as a period expense.

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

The Company calculated the fair value for options with the following weighted-average assumptions for 2025, 2024, and 2023:

Fair Value Calculation Assumptions for Stock Compensation
	December 31,
	2025	2024	2023

Risk-free interest rate	4.14%	4.27%	4.05%
Dividend yield	0.7%	0.5%	0.5%
Volatility factors	31.7%	31.4%	32.1%
Weighted-average expected life	8.0 years	8.0 years	8.0 years

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

Accounting Pronouncements Adopted for Year End 2025

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU resulted in additional required disclosures being included in our consolidated financial statements, once adopted. We have adopted the provision of this ASU prospectively for the year ending December, 31, 2025.

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

3. BUSINESS COMBINATIONS

On June 30, 2025, the Company acquired 100% of the issued and outstanding equity capital of Ring-O-Matic, LLC. (“Ring-O-Matic”). Ring-O-Matic is a leading manufacturer of trailer-mounted and truck-mounted vacuum excavators and excavation systems. The primary reason for the Ring-O-Matic acquisition was to acquire business operations in an adjacent market, trailer-mounted vacuum excavators, where the Company sees compelling future opportunities. The acquisition price was approximately $17.5 million. The Company completed its review of the valuation of the purchase price allocation for Ring-O-Matic during the fourth quarter of 2025. The Company has included the operating results of Ring-O-Matic in its consolidated financial statements since the date of acquisition; these results are considered immaterial.

On October 31, 2025, the Company acquired certain UK assets of GreenMech Ltd. (GreenMech), and 100% of the issued and outstanding equity capital of GreenMech subsidiaries in France and Germany. GreenMech is a manufacturer of woodchippers and tree care equipment. The acquisition price was approximately £2.6 million (about USD $3.6 million). The Company completed its review of the valuation of the purchase price allocation for GreenMech during the fourth quarter of 2025. The Company has included the operating results of GreenMech in its consolidated financial statements since the date of acquisition; these results are considered immaterial.

On October 10, 2023, the Company acquired 100% of the issued and outstanding equity capital of Royal Truck & Equipment, Inc. (“Royal Truck”). Royal Truck is a leading manufacturer of truck mounted highway attenuator trucks and other specialty trucks and equipment for the highway infrastructure and traffic control market. The primary reason for the Royal Truck acquisition was to acquire business operations in an adjacent market, highway safety and equipment, where the Company sees compelling future opportunities. The acquisition price was approximately $32 million. The Company completed its review of the valuation of the purchase price allocation for Royal Truck during the first quarter of 2024. The Company has included the operating results of Royal Truck in its consolidated financial statements since the date of acquisition; these results are considered immaterial.

4. EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations does not differ.

(in thousands, except per share amounts)	2025	2024	2023

Net income	$103,801	$115,930	$136,161

Average common shares:
Basic (weighted-average outstanding shares)	12,018	11,968	11,920
Dilutive potential common shares from stock options	59	69	67
Diluted (weighted-average outstanding shares)	12,077	12,037	11,987

Basic earnings per share	$8.64	$9.69	$11.42

Diluted earnings per share	$8.59	$9.63	$11.36

Stock options totaling 16,420 shares in 2025, 15,797 shares in 2024, and 4,991 shares in 2023 were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

5. VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts included the following:

(in thousands)	Balance Beginning of Year	Net Charged to Costs and Expenses	Translations, Reclassifications and Acquisitions	Net Write-Offs or Discounts Taken	Balance End of Year
2025
Reserve for sales discounts	$14,245	$128,788	$14	$(132,365)	$10,682
Reserve for inventory obsolescence	8,283	14,661	219	(3,329)	19,834
Reserve for warranty	9,808	15,936	388	(16,280)	9,852
2024
Reserve for sales discounts	$24,031	$134,695	$(18)	$(144,463)	$14,245
Reserve for inventory obsolescence	8,985	6,067	(249)	(6,520)	8,283
Reserve for warranty	11,138	14,907	(265)	(15,972)	9,808
2023
Reserve for sales discounts	$19,861	$159,235	$5	$(155,070)	$24,031
Reserve for inventory obsolescence	13,209	5,527	410	(10,161)	8,985
Reserve for warranty	9,340	13,809	313	(12,324)	11,138

Sales Discounts

On December 31, 2025, the Company had $10.7 million in reserves for sales discounts compared to $14.2 million on December 31, 2024 on product shipped to our customers under various promotional programs. The most common programs provide a discount when the customer pays within a specified period of time.

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

The Company had a reserve of $19.8 million on December 31, 2025 and $8.3 million on December 31, 2024 to cover obsolete and slow moving inventory. The increase in the reserve was primarily attributable to the Company's Vegetation Management Division. The reserve for inventory obsolescence is calculated as follows: 1) no inventory usage over a three-year period is deemed obsolete and reserved at 100%; and 2) slow moving inventory with little usage requires a 100% reserve on items that have a quantity greater than a three-year supply. There are exceptions to the obsolete and slow moving classifications if approved by an officer of the Company, based on specific identification of an item or items that are deemed to be either included or excluded from this classification. In cases where there is no historical data, management makes a judgment based on a specific review of the inventory in question to determine what reserves, if any, are appropriate. New products or parts are generally excluded from the reserve until a three-year history has been established.

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

The current liability warranty reserve balance was $9.9 million on December 31, 2025 and $9.8 million on December 31, 2024 and is included in Note 11.

6. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Finished goods and parts	$353,939	$317,169
Work in process	24,007	21,310
Raw materials	5,306	4,884
Inventory, net	$383,252	$343,363

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2025	2024	Useful Lives
Land	$12,619	$11,704
Buildings and improvements	154,948	149,893	1-50 yrs.
Machinery and equipment	180,269	162,017	1-40 yrs.
Office furniture and equipment	14,653	14,587	1-15 yrs.
Computer software	17,925	16,202	1-7 yrs.
Transportation equipment	11,615	11,205	2-10 yrs.
Property, plant and equipment, at cost	392,029	365,608
Accumulated depreciation	(226,052)	(207,276)
Property, plant and equipment, net	$165,977	$158,332

8. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2023, 2024, and 2025 are as follows:

	Vegetation Management	Industrial Equipment	Consolidated
(in thousands)
Balance at December 31, 2022	$127,562	$68,296	$195,858
Translation adjustment	1,337	476	1,813
Goodwill acquired	—	8,865	8,865
Balance at December 31, 2023	$128,899	$77,637	$206,536
Translation adjustment	(2,170)	(1,221)	(3,391)
Goodwill adjustment	—	(118)	(118)
Balance at December 31, 2024	$126,729	$76,298	$203,027
Translation adjustment	2,923	1,591	4,514
Goodwill acquired	121	6,949	7,070
Balance at December 31, 2025	$129,773	$84,838	$214,611

9. INTANGIBLE ASSETS

The following is a summary of the Company's intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Definite:
Trade names and trademarks	15-25 years	$79,224	$72,040
Customer and dealer relationships	8-15 years	140,566	137,086
Patents and developed technologies	4-25 years	29,078	28,529
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		253,268	242,055
Less accumulated amortization		(113,836)	(96,195)
Total net		139,432	145,860
Indefinite:
Trade names and trademarks		5,500	5,500
Total Intangible Assets		$144,932	$151,360

The Company's net carrying value at December 31, 2025 of intangible assets with definite useful lives consists of trade names and trademarks at $55.8 million, customer and dealer relationships at $72.6 million, patents and drawings at $10.5 million, and favorable leasehold interests at $0.5 million. As of December 31, 2025, the related accumulated amortization balance for the definite-lived assets were $23.4 million for trade names and trademarks, $68.0 million for customer and dealer relationships, $18.6 million for patents and drawings, and $3.7 million for favorable leasehold interests. The Company estimates amortization expense to be $16.2 million for each of the next five years.

Indefinite-lived trade names and trademarks consisted of the Gradall trade name with a carrying value of $3.6 million and the Bush Hog trade name with a carrying value of $1.9 million.

10. LEASES

Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. As of December 31, 2025, the components of lease cost were as follows:

Components of Lease Cost
	Twelve Months Ended December 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$7	$8
Interest on lease liabilities	—	—
Operating lease cost	7,631	7,248
Short-term lease cost	3,550	2,088
Variable lease cost	214	265
Total lease cost	$11,402	$9,609

As of December 31, 2025, future minimum lease payments under these non-cancelable leases are:

Future Minimum Lease Payments
(in thousands)	Operating Leases
2026	$6,630
2027	4,302
2028	2,068
2029	1,418
2030	837
Thereafter	310
Total minimum lease payments	$15,565
Less imputed interest	(1,023)
Total lease liabilities	$14,542

Rental expense for operating leases was $11.4 million for 2025, $9.6 million for 2024, and $7.7 million for 2023.

Future Lease Commencements

As of December 31, 2025, we have additional operating leases that have not yet commenced in the amount of $5.1 million. These operating leases will commence in fiscal year 2026.
Supplemental balance sheet information related to leases was as follows:

Operating Leases
	December 31,
(in thousands)	2025	2024
Other non-current assets	$14,234	$18,099

Accrued liabilities	6,146	6,449
Other long-term liabilities	8,396	11,828
Total operating lease liabilities	$14,542	$18,277
Weighted average remaining lease term	3.11 years	3.49 years
Weighted average discount rate	4.61%	4.57%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,931	$6,503

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following balances:

	December 31,
(in thousands)	2025	2024
Salaries, wages and bonuses	$39,993	$38,063
Lease liability	6,146	6,449
Taxes	582	1,392
Warranty	9,852	9,808
Retirement provision	3,321	2,575
Customer deposits	3,187	8,564
Other	12,824	10,686
Accrued liabilities	$75,905	$77,537

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

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2025 and 2024. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Other than the investments held by the retirement benefit plans, as described in Note 17 to the Consolidated Financial Statements, the Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis.

The Company has no recurring or nonrecurring valuations that fall under Level 3 of the fair value hierarchy as of December 31, 2025 and 2024.

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may periodically utilize derivative instruments such as foreign currency or interest rate swaps in the normal course of business to partially offset exposure. The related gains and losses are reported as a component of accumulated other comprehensive loss ("AOCL") in the consolidated balance sheets.

The Company has two interest rate swap agreements outstanding as of December 31, 2025. The notional amount of the Company’s outstanding swap agreements is $256.3 million. The fair value of the Company’s derivative liability is $2.1 million as of December 31, 2025 compared to $0.8 million assets as of December 31, 2024. In the consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term liabilities. The gains and losses are not material to the Company’s consolidated financial statements for the periods presented.

13. LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
(in thousands)	2025	2024
Bank revolving credit facility	$—	$—
Term debt	205,748	220,475
Finance lease obligations	—	6
Total debt	205,748	220,481
Less current maturities	15,000	15,008
Total long-term debt	$190,748	$205,473

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

As of December 31, 2025, $205.7 million was outstanding under the Credit Agreement. Of the total outstanding, $205.7 million was on the Term Facility at the end of 2025. Effective August 30, 2024, the Company entered into an interest rate swap with Bank of America, N.A., converting the variable SOFR rate on the Term Facility to a fixed rate of 3.7855% plus the margin percentage discussed above. The notional principal is scheduled to adjust each quarter to match the amortization of the Term Facility up to the swap termination date of August 31, 2027.

On December 31, 2025, $2.8 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $397.2 million in available borrowings. The Company is in compliance with the covenants under the Credit Agreement.

The aggregate maturities of long-term debt, as of December 31, 2025, are as follows: $15.0 million in 2026; $190.7 million in 2027; and zero thereafter.

14. INCOME TAXES

The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. Comparative information for 2024 and 2023 remain under the previous ASC 740 disclosure requirements.
Income Tax Expense and Rate Reconciliation:

			December 31,
(in thousands)			2025	%
Income before income taxes			$139,512

U.S. Federal Statutory Tax Rate			29,298	21.0%
State and Local Income Taxes, net of federal benefit (a)			3,675	2.6%
Foreign Tax Effects
	Canada	Statutory tax rate difference between Canada and the United States	(1,958)	(1.4)%
		State and Local Income Taxes (b)	3,423	2.5%
		Other Adjustments, Net	(236)	(0.2)%
	UK		495	0.4%
	Other foreign jurisdictions		377	0.3%
Other Adjustments, Net			637	0.4%
Effective Tax Rate			$35,711	25.6%
(a) The following are the list of states that made up the majority (greater than 50%) of the tax effect in this category: California, Illinois, Maine, Maryland, Massachusetts, New York, Pennsylvania, and Virginia
(b) The following are the list of provinces that made up the majority (greater than 50%) of the tax effect in this category: Quebec and Saskatchewan

The following table disaggregates the income taxes paid:

December 31,
Jurisdiction (in thousands)	2025
U.S. Federal	$25,313
U.S. State & Local	6,167
Foreign Total	21,452
Countries>5%:
Canada	12,455
UK	3,380
France	2,740

Income Statement Components
Earnings before income taxes were as follows:

	December 31,
(in thousands)	2025	2024	2023
Income before income taxes:
Domestic	$82,735	$66,449	$121,065
Foreign	56,777	83,179	54,055
	$139,512	$149,628	$175,120

The components of income tax expense (benefit) were as follows:

	December 31,
(in thousands)	2025	2024	2023
Current:
Domestic	$7,385	$13,080	$24,168
Foreign	14,528	19,968	11,356
State	3,215	4,257	7,688
	25,128	37,305	43,212
Deferred:
Domestic	9,953	(1,895)	(4,451)
Foreign	(505)	(1,225)	353
State	1,135	(487)	(155)
	10,583	(3,607)	(4,253)
Total income taxes	$35,711	$33,698	$38,959

A reconciliation of the income tax at the Company’s U.S. statutory federal income tax rate to the provision for income tax follows. Some prior year components have been reclassified to conform to the current year presentation.

	December 31,
(in thousands)	2024	2023
Income tax expense at statutory rates	$31,422	$36,775
Increase (reduction) from:
Jurisdictional rate differences	4,832	2,766
Executive compensation limitations	1,122	183
Valuation allowance	(2,432)	(789)
Stock based compensation	209	(24)
U.S. state taxes	2,876	6,076
Foreign tax (credit) / expense	(1,498)	(371)
R&D credit (net)	(3,529)	(3,618)
Other credits	(490)	(628)
GILTI	871	109
FDII	(187)	(731)
Previously unrecognized tax (benefit) / expense	136	170
Other (net)	366	(959)
Provision for income taxes	$33,698	$38,959
Effective tax rate	22.5%	22.2%

Deferred Income Tax Assets and Liabilities

The components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred income tax assets:
Inventory basis difference	$6,205	$4,579
Accounts receivable reserve	987	620
Rental equipment and Property, plant and equipment	13	—
Stock based compensation	—	679
Pension liability	3,322	3,010
Employee benefit accrual	3,384	2,384
Product liability and warranty reserves	2,803	2,598
Foreign net operating loss	611	—
Lease liability	4,390	3,662
Intangible assets	146	—
Capitalized R&D costs	5,854	13,676
Other	801	808

Total deferred income tax assets	$28,516	$32,016
Less: Valuation allowance	—	—

Net deferred income tax assets	$28,516	$32,016

Deferred income tax liabilities:
Inventory basis differences	$—	$(78)
Rental equipment and Property, plant and equipment	(19,017)	(14,960)
Stock based compensation	(270)	—
Lease asset	(4,293)	(3,545)
Intangible assets	(23,769)	(21,962)
Expenses not currently deductible for book purposes	(1,689)	(1,351)
Other	(2,429)	—

Total deferred income tax liabilities	$(51,467)	$(41,896)

Net deferred income taxes	$(22,951)	$(9,880)

As of December 31, 2025, the Company had no foreign or domestic net operating loss carry-forwards.

The Company had no valuation allowances on deferred tax assets as of December 31, 2025.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Unrecognized Tax Benefits
	December 31,
(in thousands)	2025	2024
Balance as of beginning of year	$626	$490
Increases for tax positions related to the current year	—	218
Decreases due to lapse of statute of limitations	(156)	(82)
Balance as of end of year	$470	$626

The Company has adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2025, no interest or penalties have been accrued. With few exceptions, the Company’s open tax years for its federal and state income tax returns are for the tax years ended 2020 through 2025, and for tax years ended 2019 through 2025 for its foreign income tax returns.

The Company currently intends to permanently reinvest its earnings in certain foreign subsidiaries. No U.S. corporate income taxes or foreign withholding taxes should be imposed on future distributions of the earnings not permanently reinvested. If the amounts asserted as permanent reinvestment were distributed, the Company would be subject to approximately $6.8 million in withholding taxes.

15. COMMON STOCK

On January 2, 2026, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share which was paid on January 29, 2026 to holders of record as of January 16, 2026. The Company also had a share repurchase program under which the Company had authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. During 2025, the Company repurchased zero shares.

16. STOCK OPTIONS

Incentive Stock Option Plan

On May 8, 2025, the stockholders of the Company approved the 2025 Incentive Stock Option Plan (“2025 ISO Plan”) and the Company reserved 300,000 shares of common stock for options to be issued under the 2025 ISO Plan. Each option becomes vested and exercisable for up to 20% of the total optioned shares one year following the grant of the option and for an additional 20% of the total optioned shares after each succeeding year until the option is fully exercisable at the end of the fifth year.

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Following is a summary of activity in the Incentive Stock Option Plans for the periods indicated:

	2025		2024		2023
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	69,052	$150.74	75,862	$128.64	84,647	$106.43
Granted	15,060	174.81	17,519	203.55	14,425	178.25
Exercised	(12,970)	119.64	(18,430)	103.81	(21,260)	72.09
Canceled	(6,510)	182.30	(5,899)	169.97	(1,950)	148.08
Options outstanding at end of year	64,632	159.41	69,052	150.74	75,862	128.64
Options exercisable at end of year	30,615	$138.84	29,757	$118.60	34,027	$100.00
Options available for grant at end of year	300,000		261,888		273,558
*Weighted Averages

 Options outstanding and exercisable at December 31, 2025 were as follows:

Qualified Stock Options	Options Outstanding			Options Exercisable
	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
Range of Exercise Price
$54.87 - $83.99	2,100	0.91	$75.67	2,100	$75.67
$92.50 - $137.93	19,351	4.53	$122.77	15,241	$118.68
$156.38 - $203.55	43,181	7.29	$179.91	13,274	$171.98
Total	64,632			30,615
*Weighted Averages

The weighted-average grant-date fair values of options granted during 2025, 2024, and 2023 were $72.36, $86.89 and $76.10, respectively. Stock option expense was $0.9 million, $0.9 million and $0.8 million for years ending 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of five years.

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

	2025	2024	2023
Options available for grant at end of year	287,398	321,669	356,156

We also maintain other incentive option plans that have expired, under which previously granted awards remain outstanding. No additional grants may be awarded under these plans.

Non-Qualified Options

Following is a summary of activity in the Non-Qualified Stock Option Plans for the periods indicated:

	2025		2024		2023
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options outstanding at beginning of year	—	$—	—	$—	1,000	$53.51
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(1,000)	53.51
Canceled	—	—	—	—	—	—
Options outstanding at end of year	—	—	—	—	—	—
Options exercisable at end of year	—	$—	—	$—	—	$—
*Weighted Averages

Restricted Stock Awards/Units

Following is a summary of activity in the Restricted Stock Awards ("RSA")/Units for the periods indicated:

	2025		2024		2023
	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
Awards outstanding at beginning of year	93,768	$180.18	93,978	$158.99	97,630	$133.67
Granted	65,948	185.50	49,270	181.78	45,267	178.66
Exercised	(58,373)	170.53	(44,535)	127.51	(33,847)	129.51
Canceled	(17,296)	183.08	(4,945)	121.34	(15,072)	118.97
Awards outstanding at end of year	84,047	$190.31	93,768	$180.18	93,978	$158.99
*Weighted Averages

Restricted stock awards vest over a three year period. The weighted-average remaining contractual life in years for 2025, 2024 and 2023 was 1.56, 1.33 and 1.51, respectively. Compensation expense was $9.0 million, $8.2 million and $6.6 million for years ending 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $8.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

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

The Gradall Company Employees’ Retirement Plan covers approximately 245 former employees and 39 current employees who (i) were formerly employed by JLG Industries, Inc., (ii) were not covered by a collective bargaining agreement and (iii) first participated in the plan before December 31, 2004. An amendment ceasing future benefit accruals for certain participants was effective December 31, 2004. A second amendment discontinued all future benefit accruals for all participants effective April 24, 2006.

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

Reconciliation of Funded Status
	Year Ended December 31,
(in thousands)	2025	2024
Change in projected benefit obligation
Benefit obligation at beginning of year	$15,664	$16,947
Service cost	1	2
Interest cost	841	800
Liability actuarial (gain) loss	331	(923)
Benefits paid	(1,204)	(1,162)
Benefit obligation at end of year	$15,633	$15,664
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$17,746	$18,775
Return on plan assets	997	133
Employer contributions	—	—
Benefits paid	(1,204)	(1,162)
Fair value of plan assets at end of year	17,539	17,746
Funded status	$1,906	$2,082

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

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Rates to Determine Benefit Obligation
	Year Ended December 31,
	2025	2024
Discount rate	5.30%	5.60%
Composite rate of compensation increase	N/A	N/A

Rates to Determine Net Periodic Benefit Cost
	Year Ended December 31,
	2025	2024
Discount rate	5.60%	4.90%
Long-term rate of return on plan assets	4.70%	5.00%
Composite rate of compensation increase	N/A	N/A

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

The following table presents the components of net periodic benefit cost (gains are denoted with parentheses and losses are not):

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2025	2024
Service cost	$1	$2
Interest cost	841	800
Expected return on plan assets	(804)	(908)
Amortization of net loss	749	823
Net periodic benefit cost	$787	$717

 The Company estimates that $0.9 million of unrecognized actuarial expense will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit costs during 2026.

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

The pension plans' weighted-average asset allocation as a percentage of plan assets at December 31 is as follows:

Asset Allocation as a Percentage of the Plan
	Year Ended December 31,
	2025	2024
Equity securities	—%	—%
Debt securities	98%	98%
Short-term investments	2%	2%
Other	—%	—%
Total	100%	100%

The following table presents the hierarchy levels for our postretirement benefit plan investments as of December 31 as described in Note 1 to the Consolidated Financial Statements:

(in thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$—	$—	$—	$—
Large Cap	—	—	—	—
International	—	—	—	—

Common/Collective Trusts:
Principal Liability Driven Solution CIT I	11,034	—	11,034	—
Principal Liability Driven Solution CIT II	6,153	—	6,153	—

Cash & Short-term Investments	352	352	—	—
Total	$17,539	$352	$17,187	$—

(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds:
Mid Cap	$—	$—	$—	$—
Large Cap	—	—	—	—
International	—	—	—	—

Common/Collective Trusts:
Principal Liability Driven Solution CIT I	10,796	—	10,796	—
Principal Liability Driven Solution CIT II	6,589		6,589

Cash & Short-term Investments	361	361	—	—
Total	$17,746	$361	$17,385	$—

Our interests in the common collective trust investments are managed by one custodian. Consistent with our investment policy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2025 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have a quoted market price, these assets are considered Level 2.

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

Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation as of December 31, 2025. The following table illustrates the estimated pension benefit payments that are projected to be paid:

Projected Future Benefit Payments
(in thousands)	Employees’ Retirement Plan
2026	$1,282
2027	1,287
2028	1,272
2029	1,256
2030	1,240
Years 2031 through 2035	5,885

Supplemental Retirement Plan

The Board of Directors of the Company adopted the Alamo Group Inc. Supplemental Executive Retirement Plan (the “SERP”), effective as of January 3, 2011. The SERP will benefit certain key management or other highly compensated employees of the Company and/or certain subsidiaries who were selected by the Compensation Committee and approved by the Board to participate.

The SERP was intended to provide a benefit from the Company upon retirement, death or disability, or a change in control of the Company. Accordingly, the SERP obligated the Company to pay to a participant a Retirement Benefit (as defined in the SERP) upon the occurrence of certain payment events to the extent a participant has a vested right thereto. A participant’s right to his or her Retirement Benefit becomes vested in the Company’s contributions upon 10 years of Credited Service (as defined in the SERP) or a change in control of the Company.  The Retirement Benefit is based on 20% of the final three-year average salary of each participant on or after his or her normal retirement age (65 years of age).  In the event of the participant’s death or a change in control, the participant’s vested retirement benefit will be paid in a lump sum to the participant or his or her estate, as applicable, within 90 days after the participant’s death or a change in control, as applicable. In the event that the participant is entitled to a benefit from the SERP due to disability, retirement or other termination of employment, the benefit will be paid in monthly installments over a period of fifteen years.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancy. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In May of 2015, the Board amended the SERP to allow the Board to modify the retirement benefit percentage either higher or lower than 20%. In May of 2016, the Board added additional highly compensated employees to the plan. As of December 31, 2025, the current retirement benefit (as defined in the plan) for the participants ranges from 10% to 20%. As of December 31, 2025, the SERP was closed to new participants.

The change in the Projected Benefit Obligation (PBO) as of December 31, 2025 and 2024, is shown below:

Reconciliation of Benefit Obligation
	Year Ended December 31,
(in thousands)	2025	2024
Benefit obligation at January 1,	$11,059	$10,263
Service cost	199	172
Interest cost	584	479
Liability actuarial loss (gain)	282	(323)
Benefits paid	(643)	(427)
Plan amendments	332	895
Benefit obligation at December 31,	$11,813	$11,059

The components of net periodic pension expense were as follows:

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2025	2024
Service cost	$199	$172
Interest cost	584	479
Amortization of prior service cost	268	357
Amortization of net (gain)/loss	(3)	9
Net periodic benefit cost	$1,048	$1,017

The Company estimates that no unrecognized actuarial expense will be amortized from Accumulated other comprehensive income into net periodic benefit costs during 2026.

In determining the projected benefit obligation and the net pension cost, we used the following significant weighted-average assumptions:

Assumptions used to determine benefit obligations at December 31:

Rates to Determine Benefit Obligation
	2025	2024
Discount rate	5.10%	5.45%
Composite rate of compensation increase	3.00%	3.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31:

Rates to Determine Net Periodic Benefit Cost
	2025	2024
Discount rate	5.45%	4.80%
Composite rate of compensation increase	3.00%	3.00%
Long-term rate of return on plan assets	N/A	N/A

Future estimated benefits expected to be paid from the plan over the next ten years as follows:

Projected Future Benefit Payments
(in thousands)	SERP
2026	$915
2027	963
2028	966
2029	968
2030	967
Years 2031 through 2035	5,241

Defined Contribution Plans

The Company has two defined contribution plans, The Gradall Salaried Employees’ Savings and Investment Plan (“Salary Plan”) and The International Association of Machinist and Aerospace Workers Retirement Plan (“IAM Plan”). The Company contributed $0.7 million, $0.6 million, and $0.5 million to the IAM Plan for the plan years ended December 31, 2025, 2024 and 2023, respectively. The Company converted the Salary Plan into its 401(k) retirement and savings plan and put the Hourly Plan into a separate 401(k) retirement and savings plan.

The Company provides a defined contribution 401(k) retirement and savings plan for eligible U.S. employees. Company matching contributions are based on a percentage of employee contributions. Company contributions to the plan during 2025, 2024 and 2023 were $4.2 million, $4.3 million, and $4.5 million, respectively.

Three of the Company’s international subsidiaries also participate in a defined contribution and savings plan covering eligible employees. The Company’s international subsidiaries contribute between 0% and 10% of the participant’s salary up to a specific limit. Total contributions made to the above plans were $1.5 million, $1.2 million, and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

18. REVENUE AND SEGMENT REPORTING

Disaggregation of revenue is presented in the tables below by product type. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	December 31,
(in thousands)	2025	2024	2023
Net Sales
Wholegoods	$1,277,041	$1,287,596	$1,347,264
Parts	261,652	279,071	286,164
Other *	65,022	61,846	56,223
Consolidated	$1,603,715	$1,628,513	$1,689,651
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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. However, a few GAAP measures used to assess segment performance and allocation resources are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

	Vegetation	Industrial
December 31, 2025 (in thousands)	Division	Division	Consolidated
Net Sales	$654,053	$949,662	$1,603,715
Less:
Cost of Sales	(509,073)	(696,825)	(1,205,898)
Operating Expenses	(122,012)	(124,192)	(246,204)
Income from Operations	22,968	128,645	151,613
Interest Income			5,569
Other Income (Expense)			(2,793)
Interest Expense			(14,877)
Income Before Taxes			139,512
Taxes			35,711
Net Income			$103,801

	Vegetation	Industrial
December 31, 2024 (in thousands)	Division	Division	Consolidated
Net Sales	$785,199	$843,314	$1,628,513
Less:
Cost of Sales	(589,759)	(626,266)	(1,216,025)
Operating Expenses	(138,883)	(108,797)	(247,680)
Income from Operations	56,557	108,251	164,808
Interest Income			2,637
Other Income (Expense)			2,731
Interest Expense			(20,548)
Income Before Taxes			149,628
Taxes			33,698
Net Income			$115,930

	Vegetation	Industrial
December 31, 2023 (in thousands)	Division	Division	Consolidated
Net Sales	$979,040	$710,611	$1,689,651
Less:
Cost of Sales	(699,573)	(536,434)	(1,236,007)
Operating Expenses	(157,383)	(98,294)	(255,677)
Income from Operations	122,084	75,883	197,967
Interest Income			1,485
Other Income (Expense)			1,761
Interest Expense			(26,093)
Income Before Taxes			175,120
Taxes			38,959
Net Income			$136,161

The following table presents the goodwill and total identifiable assets by reporting segment for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Goodwill
Vegetation Management	$129,773	$126,729
Industrial Equipment	84,838	76,298
Consolidated	$214,611	$203,027

Identifiable Assets
Vegetation Management	$920,814	$852,007
Industrial Equipment	685,802	598,272
Consolidated	$1,606,616	$1,450,279

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Twelve Months Ended December 31,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(80,832)	$(1,390)	$627	$(81,595)	$(51,785)	$(1,972)	$(760)	$(54,517)
Other comprehensive income (loss) before reclassifications	34,396	—	(2,954)	31,442	(29,047)	—	277	(28,770)
Amounts reclassified from accumulated other comprehensive loss	—	207	848	1,055	—	582	1,110	1,692
Other comprehensive income (loss)	34,396	207	(2,106)	32,497	(29,047)	582	1,387	(27,078)
Balance as of end of period	$(46,436)	$(1,183)	$(1,479)	$(49,098)	$(80,832)	$(1,390)	$627	$(81,595)

20. INTERNATIONAL OPERATIONS AND GEOGRAPHIC INFORMATION

Following is selected financial information on the Company’s international operations, which include the United Kingdom, France, Netherlands, Canada, Brazil, and Australia:

International Operations Financial Information
	December 31,
(in thousands)	2025	2024	2023
Net sales	$478,428	$484,941	$465,827
Income from operations	59,484	66,243	60,774
Income before income taxes	59,905	86,938	59,630
Identifiable assets	544,992	482,818	387,165

 Following is other selected geographic financial information on the Company’s operations:

Geographic Financial Information
	December 31,
(in thousands)	2025	2024	2023
Geographic net sales:
United States	$1,146,608	$1,145,570	$1,208,068
Canada	149,185	149,514	134,254
France	86,238	89,723	96,946
United Kingdom	83,716	80,192	73,179
Brazil	32,999	39,855	43,990
Netherlands	20,227	35,612	33,461
Australia	15,705	21,251	27,480
Germany	10,179	8,850	11,790
Other	58,858	57,946	60,483
Total net sales	$1,603,715	$1,628,513	$1,689,651
Geographic location of long-lived assets:
United States	$460,911	$466,755	$476,371
United Kingdom	38,362	34,794	34,349
Canada	33,287	32,338	32,551
Netherlands	25,059	23,880	27,872
France	36,731	22,631	19,681
Brazil	12,871	11,177	13,218
Australia	844	918	1,097
Germany	167	—	—
Total long-lived assets	$608,232	$592,493	$605,139

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

22. SUBSEQUENT EVENTS
On January 26, 2026, the Company acquired 100% of the issued and outstanding equity capital of Petersen Industries, LLC (“Petersen”). Petersen is a leading manufacturer of specialized truck-mounted grapple loader equipment, serving both municipal and industrial customers. The signing of the acquisition purchase agreement was previously announced on December 10, 2025. The primary reason for the Petersen acquisition was to acquire business operations in an adjacent market, truck-mounted grapple loader equipment, where the Company sees compelling future opportunities. The acquisition price was $166.5 million plus customary working capital adjustments and was funded through the Company’s cash and its Revolver Facility.
The Company is in the process of performing a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Because the valuation procedures are ongoing, the Company is unable to provide the initial allocation of the purchase price at this time. The results of Petersen will be included in the Company’s consolidated financial statements beginning on the acquisition date.

Management has evaluated this subsequent event and determined that it does not require adjustment to the consolidated financial statements as of December 31, 2025, but does require disclosure to ensure the financial statements are not misleading.