Form 10-Q
period 2026-03-31
ALAMO GROUP INC
filed 2026-05-04
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

At April 24, 2026, 12,168,343 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three Months Ended March 31, 2026 and March 31, 2025

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three Months Ended March 31, 2026 and March 31, 2025

	Interim Condensed Consolidated Balance Sheets	5
	March 31, 2026 and December 31, 2025

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended March 31, 2026 and March 31, 2025

	Interim Condensed Consolidated Statements of Cash Flows	7
	Three Months Ended March 31, 2026 and March 31, 2025

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	23

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net sales:
Vegetation Management	$175,420	$163,890
Industrial Equipment	241,729	227,060
Total net sales	417,149	390,950
Cost of sales	312,344	288,109
Gross profit	104,805	102,841

Selling, general and administrative expenses	57,767	54,330
Amortization expense	4,879	4,049
Income from operations	42,159	44,462

Interest expense	(4,624)	(3,194)
Interest income	1,481	1,238
Other income (expense), net	32	(663)
Income before income taxes	39,048	41,843
Provision for income taxes	9,864	10,043
Net Income	$29,184	$31,800

Net income per common share:
Basic	$2.42	$2.65
Diluted	$2.41	$2.64
Average common shares:
Basic	12,051	11,990
Diluted	12,103	12,048

Dividends declared	$0.34	$0.30

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$29,184	$31,800
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $493 and $(541)	(3,805)	10,821
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(54) and $(59)	289	200
Unrealized income (loss) on derivative instruments, net of tax (expense) and benefit of $(442) and $428	1,183	(1,463)
Other comprehensive (loss) income, net of tax	(2,333)	9,558
Comprehensive income	$26,851	$41,358

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$195,234	$309,659
Accounts receivable, net	334,956	276,866
Inventories, net	425,538	383,252
Prepaid expenses and other current assets	15,820	11,629
Income tax receivable	12,023	16,687
Total current assets	983,571	998,093

Rental equipment, net	60,273	61,102

Property, plant and equipment	386,659	392,029
Less: Accumulated depreciation	(223,852)	(226,052)
Total property, plant and equipment, net	162,807	165,977

Goodwill	266,610	214,611
Intangible assets, net	225,691	144,932
Deferred income taxes	1,264	1,264
Other non-current assets	27,228	20,637

Total assets	$1,727,444	$1,606,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$141,662	$125,130
Income taxes payable	2,704	2,332
Accrued liabilities	68,466	75,905
Current maturities of long-term debt and finance lease obligations	15,000	15,000
Total current liabilities	227,832	218,367

Long-term debt and finance lease obligations, net of current maturities	275,467	190,748
Long-term tax liability	470	470
Other long-term liabilities	24,964	24,113
Deferred income taxes	25,787	24,215
Total liabilities	554,520	457,913

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,101,934 and 12,073,713 outstanding at March 31, 2026 and December 31, 2025, respectively	1,210	1,207
Additional paid-in-capital	156,887	155,427
Treasury stock, at cost; 82,600 shares at March 31, 2026 and December 31, 2025, respectively	(4,566)	(4,566)
Retained earnings	1,070,824	1,045,733
Accumulated other comprehensive loss	(51,431)	(49,098)
Total stockholders’ equity	1,172,924	1,148,703

Total liabilities and stockholders’ equity	$1,727,444	$1,606,616

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For three months ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2025	11,991	$1,207	$155,427	$(4,566)	$1,045,733	$(49,098)	$1,148,703
Other comprehensive income (loss)	—	—	—	—	29,184	(2,333)	26,851
Stock-based compensation expense	—	—	1,847	—	—	—	1,847
Stock-based compensation transactions	28	3	(387)	—	—	—	(384)
Dividends paid ($0.34 per share)	—	—	—	—	(4,093)	—	(4,093)
Balance at March 31, 2026	12,019	$1,210	$156,887	$(4,566)	$1,070,824	$(51,431)	$1,172,924

See accompanying notes.

For three months ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Activities
Net income	$29,184	$31,800
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(376)	35
Depreciation - Property, plant and equipment	6,722	6,561
Depreciation - Rental equipment	3,029	2,884
Amortization of intangibles	4,879	4,049
Amortization of debt issuance	176	176
Stock-based compensation expense	1,847	2,303
Provision for deferred income tax expense (benefit)	1,640	(1,641)
Gain on sale of property, plant and equipment	(654)	—
Changes in operating assets and liabilities:
Accounts receivable	(53,368)	(30,865)
Inventories	(23,101)	(9,613)
Rental equipment	(2,262)	(7,148)
Prepaid expenses and other assets	(1,818)	(7,096)
Trade accounts payable and accrued liabilities	7,328	13,987
Income taxes payable	5,080	5,489
Other long-term liabilities, net	(1,818)	3,280
Net cash (used) provided by operating activities	(23,512)	14,201

Investing Activities
Acquisitions, net of cash acquired	(166,507)	—
Purchase of property, plant and equipment	(4,507)	(6,008)
Proceeds from sale of property, plant and equipment	1,242	116
Net cash used in investing activities	(169,772)	(5,892)

Financing Activities
Borrowings on bank revolving credit facility	120,000	—
Repayments on bank revolving credit facility	(31,600)	—
Principal payments on long-term debt and finance leases	(3,750)	(3,752)
Dividends paid	(4,093)	(3,595)
Proceeds from exercise of stock options	1,014	354
Common stock repurchased	(1,398)	(1,613)
Net cash provided by (used) in financing activities	80,173	(8,606)

Effect of exchange rate changes on cash and cash equivalents	(1,314)	3,297
Net change in cash and cash equivalents	(114,425)	3,000
Cash and cash equivalents at beginning of the year	309,659	197,274
Cash and cash equivalents at end of the period	$195,234	$200,274

Cash paid during the period for:
Interest	$4,743	$3,239
Income taxes	3,525	6,241
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
March 31, 2026

1.  Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.  The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K").

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

2. Business Combinations
On January 26, 2026, the Company acquired 100% of the outstanding membership interest in Petersen Industries, LLC (“Petersen”) for approximately $166.5 million. The purchase price, which is subject to customary post-closing adjustments, was financed with a combination of cash on hand and availability under the Company's credit facility. The Company has engaged valuation specialists to use the income approach to value intangibles. However, the valuation estimates used are still preliminary. Petersen is a manufacturer and market leader in providing high-quality and innovative truck-mounted grapple loader equipment to end-customers for the handling of bulky waste collection. The purpose of the acquisition was to acquire business operations in an adjacent market, truck-mounted grapple loader equipment, where the Company sees compelling future opportunities.

Accounts receivable	$5,547
Inventory	20,469
Prepaid and other assets	4,872
Property, plant and equipment	4,032
Intangible assets	85,900
Other liabilities assumed	(6,788)

Net assets assumed	$114,032

Goodwill	52,475
Total Acquisition Price net cash	166,507
Plus: Cash	111
Total Consideration	$166,618

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

At March 31, 2026 the Company had $12.7 million in reserves for sales discounts compared to $10.7 million at December 31, 2025 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Finished goods	$391,219	$353,939
Work in process	26,754	24,007
Raw materials	7,565	5,306
Inventories, net	$425,538	$383,252

Inventory obsolescence reserves were $18.8 million at March 31, 2026 and $19.8 million at December 31, 2025.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $24.3 million and $24.5 million at March 31, 2026 and December 31, 2025, respectively. The Company recognized depreciation expense of $3.0 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of March 31, 2026 and December 31, 2025. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the three months ended March 31, 2026:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2025	$129,773	$84,838	$214,611
Translation adjustment	(198)	(278)	(476)
Goodwill acquired	—	52,475	52,475
Balance at March 31, 2026	$129,575	$137,035	$266,610

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	March 31, 2026	December 31, 2025
Definite:
Trade names and trademarks	15-25 years	$79,034	$79,224
Customer and dealer relationships	8-15 years	200,595	140,566
Patents and drawings	4-25 years	29,006	29,078
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		313,035	253,268
Less accumulated amortization		(118,544)	(113,836)
Total net		194,491	139,432
Indefinite:
Trade names and trademarks		31,200	5,500
Total Intangible Assets		$225,691	$144,932

The Company recognized amortization expense of $4.9 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended March 31,
(in thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$2
Operating lease cost	1,814	1,879
Short-term lease cost	1,403	681
Variable lease cost	52	54
Total lease cost	$3,269	$2,616

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	March 31, 2026		December 31, 2025
2026	$4,973	*	$6,630
2027	4,774		4,302
2028	2,539		2,068
2029	1,892		1,418
2030	1,313		837
Thereafter	4,624		310
Total minimum lease payments	$20,115		$15,565
Less imputed interest	(2,824)		(1,023)
Total operating lease liabilities	$17,291		$14,542
*Period ended March 31, 2026 represents the remaining nine months of 2026.
Future Lease Commencements

As of March 31, 2026, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $5.1 million. These operating leases will commence in fiscal year 2026 with lease terms of 7 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	March 31, 2026	December 31, 2025
Other non-current assets	$16,683	$14,234

Accrued liabilities	5,990	6,146
Other long-term liabilities	11,301	8,396
Total operating lease liabilities	$17,291	$14,542

Weighted Average Remaining Lease Term	5.85 years	3.11 years
Weighted Average Discount Rate	4.88%	4.61%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,671	$1,698

9. Debt

The components of long-term debt are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Bank revolving credit facility	$88,400	$—
Term debt	202,067	205,748
Finance lease obligations	—	—
Total debt	290,467	205,748
Less current maturities	15,000	15,000
Total long-term debt	$275,467	$190,748

As of March 31, 2026, $3.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $308.4 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended March 31,
	2026	2025

Dividends declared	$0.34	$0.30
Dividends paid	$0.34	$0.30

On April 1, 2026, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.34 per share, which was paid on April 29, 2026, to shareholders of record at the close of business on April 15, 2026.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended March 31,
(In thousands, except per share)	2026	2025
Net Income	$29,184	$31,800
Average Common Shares:
Basic (weighted-average outstanding shares)	12,051	11,990
Dilutive potential common shares from stock options	52	58
Diluted (weighted-average outstanding shares)	12,103	12,048

Basic earnings per share	$2.42	$2.65
Diluted earnings per share	$2.41	$2.64

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended March 31,
(in thousands)	2026	2025
Net Sales
Wholegoods	$331,678	$313,140
Parts	69,472	61,375
Other	15,999	16,435
Consolidated	$417,149	$390,950

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended March 31,
(in thousands)	2026	2025
Net Sales
United States	$297,714	$275,473
Canada	31,298	39,099
France	26,060	21,748
United Kingdom	23,046	21,475
Brazil	8,015	9,380
Netherlands	6,508	5,684
Australia	4,529	5,675
Germany	2,928	1,432
Other	17,051	10,984
Consolidated	$417,149	$390,950

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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. The CODM does not utilize asset metrics to evaluate the segment performance. The GAAP measures used are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at March 31, 2026:

	Three Months Ended March 31, 2026
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$175,420	$241,729	$417,149
Less:
Cost of Sales	(134,490)	(177,854)	(312,344)
Operating Expenses	(30,417)	(32,229)	(62,646)
Income from Operations	10,513	31,646	42,159
Interest Income			1,481
Other Income (Expense)			32
Interest Expense			(4,624)
Income Before Taxes			39,048
Taxes			9,864
Net Income			$29,184

	Three Months Ended March 31, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$163,890	$227,060	$390,950
Less:
Cost of Sales	(121,513)	(166,596)	(288,109)
Operating Expenses	(29,065)	(29,314)	(58,379)
Income from Operations	13,312	31,150	44,462
Interest Income			1,238
Other Income (Expense)			(663)
Interest Expense			(3,194)
Income Before Taxes			41,843
Taxes			10,043
Net Income			$31,800

(in thousands)	March 31, 2026	December 31, 2025
Goodwill
Vegetation Management	$129,575	$129,773
Industrial Equipment	137,035	84,838
Consolidated	$266,610	$214,611

Total Identifiable Assets
Vegetation Management	$864,495	$920,814
Industrial Equipment	862,949	685,802
Consolidated	$1,727,444	$1,606,616

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(46,436)	$(1,183)	$(1,479)	$(49,098)	$(80,832)	$(1,390)	$627	$(81,595)
Other comprehensive income (loss) before reclassifications	(3,805)	—	1,081	(2,724)	10,821	—	(1,733)	9,088
Amounts reclassified from accumulated other comprehensive loss	—	289	102	391	—	200	270	470
Other comprehensive income (loss)	(3,805)	289	1,183	(2,333)	10,821	200	(1,463)	9,558
Balance as of end of period	$(50,241)	$(894)	$(296)	$(51,431)	$(70,011)	$(1,190)	$(836)	$(72,037)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended March 31,
	2026	2025
Vegetation Management	42.1%	41.9%
Industrial Equipment	57.9%	58.1%
Total sales, net	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended March 31,
	2026	2025
Gross profit	25.1%	26.3%
Income from operations	10.1%	11.4%
Income before income taxes	9.4%	10.7%
Net income	7.0%	8.1%

Overview

This report contains forward-looking statements that are based on Alamo Group’s current expectations.  Actual results in future periods may differ materially from those expressed or implied because of a number of risks and uncertainties which are discussed below and in the Forward-Looking Information section. Unless the context otherwise requires, the terms "the Company", "we", "our" and "us" means Alamo Group Inc.

For the first three months of 2026, the Company's net sales increased by 7%, while income from operations decreased by 5% and net income decreased by 8% compared to the same period in 2025.

The increase in net sales was primarily driven by acquisitions in the Industrial Equipment Division and modest improvements in agricultural markets served by the Vegetation Management Division. The Company's backlog at March 31, 2026, totaled $603.0 million, a 14% decrease from $702.7 million at the same period the prior-year.

Consolidated income from operations for the first three months of 2026 was $42.2 million, down 5% from $44.5 million in the same period 2025. The decline in consolidated income from operations was due to inefficiencies in the Vegetation Management Division, partially offset by strength in the Industrial Equipment Division.

Net Sales in the Industrial Equipment Division increased by 6% (down 1% organically) for the first three months of 2026 compared to the same period in 2025. The Division’s backlog declined by 21% as lead times improved and demand normalized following elevated order levels in prior periods. New orders decreased approximately 11% year over year. Income from operations rose 2% versus the prior-year period, reflecting higher sales and continued operational improvements across this Division.

Net Sales in the Vegetation Management Division increased 7% for the first three months of 2026 compared to the same period in 2025. The Division's backlog increased 5% and new orders increased 5% year over year. Income from operations decreased 21% versus the prior year period primarily due to operational inefficiencies associated with factory consolidation, partially offset by the reduction in operating expenses.

As part of our ongoing efforts to optimize operations in both of our Divisions, we have relocated applicable product families, sold the Gibson City, IL facility, repurposed one facility to support other brands, and completed initial setups for portions of the production lines. In the first quarter of 2026, we have also listed our facility in New Berlin, WI as an asset held for sale. As we continue our optimization efforts throughout the rest of the year, we expect temporary production inefficiencies, duplicate costs, and shipment-timing effects that may pressure revenue and gross margin, along with potentially one-time expenses related to relocation and facility exit. Following completion, we expect improved capacity utilization, service levels and structural cost reductions. The anticipated timing, costs and benefits are forward-looking and subject to the risks and uncertainties described under “Forward- Looking Information.”

Results of Operations

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Net sales for the first quarter of 2026 were $417.1 million, an increase of $26.1 million or 7% compared to $391.0 million for the first quarter of 2025. Net sales during the first quarter of 2026 increased due to contributions from recent acquisitions in the Industrial Equipment Division, modest improvement in agricultural markets within the Vegetation Management Division, and FX. Our price/volume analysis indicate 2% of the 7% growth was due to currency movement.

Net sales in the Industrial Equipment Division were $241.7 million in the first quarter of 2026 compared to $227.1 million for the same period in 2025, an increase of $14.6 million or 6%. The increase was due to the addition of Ring-O-Matic and Petersen Industries. Organic net sales in the first quarter of 2026 declined 1% compared to the first quarter in 2025. Currency movement impacted sales favorably by 1%.

Net sales in the Vegetation Management Division increased by $11.5 million or 7% to $175.4 million for the first quarter of 2026 compared to $163.9 million during the same period in 2025. The increase was due to modest improvements in tree care and agricultural mowing markets which offset weakness in the municipal mowing markets, and FX. Currency movement was 4% of the 7% growth.

Gross profit for the first quarter of 2026 was $104.8 million (25% of net sales) compared to $102.8 million (26% of net sales) during the same period in 2025, an increase of $2.0 million. Higher net sales in the Industrial Equipment Division supported the increase in gross profit, however overall gross margin declined due to operational inefficiencies in the Vegetation Management Division.

Selling, general and administrative expenses (“SG&A”) were $57.8 million (14% of net sales) during the first quarter of 2026 compared to $54.3 million (14% of net sales) during the same period of 2025, an increase of $3.5 million attributable mainly to the new acquisitions. Amortization expense in the first quarter of 2026 was $4.9 million compared to $4.0 million in the same period in 2025, an increase due to addition of the Ring-o-Matic and Petersen Industries acquisitions.

Interest expense was $4.6 million for the first quarter of 2026 compared to $3.2 million during the same period in 2025 due to increased debt related to the Petersen Industries acquisition.

Other net income (expense) was $0.03 million of income in the first quarter of 2026 compared to $0.7 million of expense during the same period in 2025.

Provision for income taxes was $9.9 million (25% of income before income tax) in the first quarter of 2026 compared to $10.0 million (24% of income before income tax) during the same period in 2025. The increase in the tax rate for the first quarter of 2026 was largely due to a lower expected R&D credit for 2026.

The Company’s net income after tax was $29.2 million or $2.41 per share on a diluted basis for the first quarter of 2026 compared to $31.8 million or $2.64 per share on a diluted basis for the first quarter of 2025.

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

As of March 31, 2026, the Company had working capital of $755.7 million, a decrease of $24.0 million from working capital of $779.7 million at December 31, 2025. The decrease was primarily due to the use of cash and cash equivalents to partially fund the Petersen Industries acquisition, partly offset by revenue-driven increase in accounts receivable and inventory.

Capital expenditures were $4.5 million for the first three months of 2026, compared to $6.0 million during the first three months of 2025. The Company expects a capital expenditure level of approximately $28.0 million to $33.0 million for the full year of 2026. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below
Net cash used for investing activities was $169.8 million during the first three months of 2026 compared to $5.9 million during the first three months of 2025.
Net cash provided by financing activities was $80.2 million in the three month period ended March 31, 2026, compared to financing activities of $8.6 million during the three month period ended March 31, 2025. Higher net cash provided by financing activities for the first three months of 2026 relates to additional borrowings on bank revolving credit facilities to partially fund the Petersen Industries acquisition.

The Company had $146.7 million in cash and cash equivalents held by its foreign subsidiaries as of March 31, 2026. The majority of these funds are at our European and Canadian facilities. The Company will repatriate European and Canadian cash and cash equivalents as needed to fund operating and investing activities, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On October 28, 2022, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2022 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $655.0 million. Under the 2022 Credit Agreement, the Company has borrowed $255.0 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2027. The Term Facility requires the Company to make equal quarterly principal payments of $3.75 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five year term. Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.50% for Term SOFR borrowings and from .25% to 1.50% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2022 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2022 Credit Agreement, including the Term Facility and the Revolver Facility, is October 28, 2027. As of March 31, 2026, $290.9 million was outstanding under the 2022 Credit Agreement, $202.5 million on the Term Facility and $88.4 million on the Revolver Facility. On March 31, 2026, $3.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $308.4 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of March 31, 2026.

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

As of March 31, 2026, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024 if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes that of the Company's significant accounting policies, which are set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K, the policies relating to the business combinations involve a higher degree of judgment and complexity. There have been no material changes to the nature of estimates, assumptions and levels of subjectivity and judgment related to critical accounting estimates disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2025 Form 10-K.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $3.8 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $3.3 million for the three month period ended March 31, 2026.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the first quarter 2026 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.5 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K").

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in the 2025 Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2026, there were no repurchases of our common stock under our share repurchase program.

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

May 4, 2026	Alamo Group Inc.
(Registrant)

/s/ Robert P. Hureau
Robert P. Hureau
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)