Form 10-Q
period 2026-06-30
ALAMO GROUP INC
filed 2026-08-03
CIK 897077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

At July 24, 2026, 12,170,965 shares of common stock, $.10 par value, of the registrant were outstanding.

Alamo Group Inc. and Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three and Six Months Ended June 30, 2026 and June 30, 2025

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three and Six Months Ended June 30, 2026 and June 30, 2025

	Interim Condensed Consolidated Balance Sheets	5
	June 30, 2026 and December 31, 2025

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Six Months Ended June 30, 2026 and June 30, 2025

	Interim Condensed Consolidated Statements of Cash Flows	7
	Six Months Ended June 30, 2026 and June 30, 2025

	Notes to Interim Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES	26

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales:
Vegetation Management	$179,092	$178,358	$354,512	$342,248
Industrial Equipment	271,641	240,715	513,370	467,775
Total net sales	450,733	419,073	867,882	810,023
Cost of sales	339,877	310,781	652,221	598,890
Gross profit	110,856	108,292	215,661	211,133

Selling, general and administrative expenses	60,076	57,136	117,843	111,466
Amortization expense	5,015	4,078	9,894	8,127
Income from operations	45,765	47,078	87,924	91,540

Interest expense	(4,792)	(3,684)	(9,416)	(6,878)
Interest income	1,239	1,195	2,720	2,433
Other income (expense), net	(619)	(3,183)	(587)	(3,846)
Income before income taxes	41,593	41,406	80,641	83,249
Provision for income taxes	10,653	10,300	20,517	20,343
Net Income	$30,940	$31,106	$60,124	$62,906

Net income per common share:
Basic	$2.57	$2.59	$4.99	$5.24
Diluted	$2.55	$2.57	$4.96	$5.21
Average common shares:
Basic	12,068	12,020	12,060	12,005
Diluted	12,122	12,083	12,112	12,066

Dividends declared	$0.34	$0.30	$0.68	$0.60

 See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$30,940	$31,106	$60,124	$62,906
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $204 and $(1,296), and $697 and $(1,837), respectively	(4,371)	28,062	(8,176)	38,883
Recognition of deferred pension and other post-retirement benefits, net of tax expense of $(48) and $(58), and $(102) and $(117), respectively	162	201	451	401
Unrealized income (loss) on derivative instruments, net of tax (expense) and benefit of $0 and $190, and $(442) and $618, respectively	140	(647)	1,323	(2,110)
Other comprehensive (loss) income, net of tax	(4,069)	27,616	(6,402)	37,174
Comprehensive income	$26,871	$58,722	$53,722	$100,080

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$194,995	$309,659
Accounts receivable, net	343,326	276,866
Inventories, net	432,262	383,252
Prepaid expenses and other current assets	13,406	11,629
Income tax receivable	8,708	16,687
Total current assets	992,697	998,093

Rental equipment, net	56,033	61,102

Property, plant and equipment	389,561	392,029
Less: Accumulated depreciation	(228,396)	(226,052)
Total property, plant and equipment, net	161,165	165,977

Goodwill	271,318	214,611
Intangible assets, net	212,999	144,932
Deferred income taxes	1,263	1,264
Other non-current assets	28,127	20,637

Total assets	$1,723,602	$1,606,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$148,039	$125,130
Income taxes payable	3,685	2,332
Accrued liabilities	69,307	75,905
Current maturities of long-term debt	5,063	15,000
Total current liabilities	226,094	218,367

Long-term debt, net of current maturities	257,679	190,748
Long-term tax liability	470	470
Other long-term liabilities	24,127	24,113
Deferred income taxes	27,122	24,215
Total liabilities	535,492	457,913

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,108,752 and 12,073,713 outstanding at June 30, 2026 and December 31, 2025, respectively	1,211	1,207
Additional paid-in-capital	158,669	155,427
Treasury stock, at cost; 144,532 and 82,600 shares at June 30, 2026 and December 31, 2025, respectively	(13,926)	(4,566)
Retained earnings	1,097,656	1,045,733
Accumulated other comprehensive loss	(55,500)	(49,098)
Total stockholders’ equity	1,188,110	1,148,703

Total liabilities and stockholders’ equity	$1,723,602	$1,606,616

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For six months ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2025	11,991	$1,207	$155,427	$(4,566)	$1,045,733	$(49,098)	$1,148,703
Other comprehensive income (loss)	—	—	—	—	29,184	(2,333)	26,851
Stock-based compensation expense	—	—	1,847	—	—	—	1,847
Stock-based compensation transactions	28	3	(387)	—	—	—	(384)
Dividends paid ($0.34 per share)	—	—	—	—	(4,093)	—	(4,093)
Balance at March 31, 2026	12,019	$1,210	$156,887	$(4,566)	$1,070,824	$(51,431)	$1,172,924
Other comprehensive income	—	—	—	—	30,940	(4,069)	26,871
Stock-based compensation expense	—	—	1,766	—	—	—	1,766
Common stock repurchase	(62)	—	—	(9,360)	—	—	(9,360)
Stock-based compensation transactions	7	1	16	—	—	—	17
Dividends paid ($0.34 per share)	—	—	—	—	(4,108)	—	(4,108)
Balance at June 30, 2026	11,964	$1,211	$158,669	$(13,926)	$1,097,656	$(55,500)	$1,188,110

See accompanying notes.

For six months ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061
Other comprehensive income (loss)	—	—	—	—	31,106	27,616	58,722
Stock-based compensation expense	—	—	2,367	—	—	—	2,367
Stock-based compensation transactions	16	1	846	—	—	—	847
Dividends paid ($0.30 per share)	—	—	—	—	(3,601)	—	(3,601)
Balance at June 30, 2025	11,980	$1,206	$151,120	$(4,566)	$1,012,057	$(44,421)	$1,115,396

See accompanying notes.

Alamo Group Inc. and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating Activities
Net income	$60,124	$62,906
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(230)	(11)
Depreciation - Property, plant and equipment	13,240	13,398
Depreciation - Rental equipment	5,927	5,819
Amortization of intangibles	9,894	8,127
Amortization of debt issuance	343	351
Stock-based compensation expense	3,613	4,670
Provision for deferred income tax expense (benefit)	3,195	(2,179)
Gain on sale of property, plant and equipment	(682)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(62,851)	(37,267)
Inventories	(31,313)	(16,593)
Rental equipment	(958)	(12,263)
Prepaid expenses and other assets	814	1,923
Trade accounts payable and accrued liabilities	14,453	18,494
Income taxes payable	9,427	(9,439)
Other long-term liabilities, net	(2,339)	(667)
Net cash provided by operating activities	22,657	36,911

Investing Activities
Acquisitions, net of cash acquired	(162,933)	(17,571)
Purchase of property, plant and equipment	(10,319)	(12,971)
Proceeds from sale of property, plant and equipment	1,621	812
Net cash used in investing activities	(171,631)	(29,730)

Financing Activities
Borrowings on bank revolving credit facility	120,000	50,000
Repayments on bank revolving credit facility	(57,500)	(50,000)
Principal payments on long-term debt and finance leases	(5,016)	(7,504)
Debt issuance cost	(2,286)	—
Dividends paid	(8,201)	(7,196)
Proceeds from exercise of stock options	1,032	1,227
Common stock repurchased	(10,759)	(1,639)
Net cash provided by (used) in financing activities	37,270	(15,112)

Effect of exchange rate changes on cash and cash equivalents	(2,960)	12,480
Net change in cash and cash equivalents	(114,664)	4,549
Cash and cash equivalents at beginning of the year	309,659	197,274
Cash and cash equivalents at end of the period	$194,995	$201,823

Cash paid during the period for:
Interest	$9,569	$6,861
Income taxes	9,080	32,074
See accompanying notes.

Alamo Group Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
June 30, 2026

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

2. Business Combinations
On January 26, 2026, the Company acquired 100% of the outstanding membership interest in Petersen Industries, LLC (“Petersen”) for approximately $163.8 million. The purchase price, which is subject to customary post-closing adjustments, was financed with a combination of cash on hand and availability under the Company's credit facility. The Company has engaged valuation specialists to use the income approach to value intangibles. However, the valuation estimates used are still preliminary. Petersen is a manufacturer and market leader in providing high-quality and innovative truck-mounted grapple loader equipment to end-customers for the handling of bulky waste collection. The purpose of the acquisition was to acquire business operations in an adjacent market, truck-mounted grapple loader equipment, where the Company sees compelling future opportunities.

Accounts receivable	$5,713
Inventory	20,309
Prepaid and other assets	4,481
Property, plant and equipment	3,877
Intangible assets	78,300
Other liabilities assumed	(7,347)

Net assets assumed	$105,333

Goodwill	57,600
Total Acquisition Price net cash	162,933
Plus: Cash	930
Total Consideration	$163,863

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

At June 30, 2026 the Company had $11.8 million in reserves for sales discounts compared to $10.7 million at December 31, 2025 related to products shipped to our customers under various promotional programs.

4.  Inventories

Inventories are stated at the lower of cost or net realizable value. Net inventories consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Finished goods	$396,916	$353,939
Work in process	27,208	24,007
Raw materials	8,138	5,306
Inventories, net	$432,262	$383,252

Inventory obsolescence reserves were $18.4 million at June 30, 2026 and $19.8 million at December 31, 2025.

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $24.0 million and $24.5 million at June 30, 2026 and December 31, 2025, respectively. The Company recognized depreciation expense of $2.9 million and $2.9 million for the three months ended June 30, 2026 and 2025, and $5.9 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively.

6.  Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of June 30, 2026 and December 31, 2025. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the six months ended June 30, 2026:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2025	$129,773	$84,838	$214,611
Translation adjustment	(352)	(541)	(893)
Goodwill acquired	—	57,600	57,600
Balance at June 30, 2026	$129,421	$141,897	$271,318

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	June 30, 2026	December 31, 2025
Definite:
Trade names and trademarks	15-25 years	$78,925	$79,224
Customer and dealer relationships	8-15 years	192,920	140,566
Patents and drawings	4-25 years	28,953	29,078
Favorable leasehold interests	7 years	4,200	4,200
Noncompetition agreements	5 years	200	200
Total at cost		305,198	253,268
Less accumulated amortization		(123,399)	(113,836)
Total net		181,799	139,432
Indefinite:
Trade names and trademarks		31,200	5,500
Total Intangible Assets		$212,999	$144,932

The Company recognized amortization expense of $5.0 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $8.1 million for the six months ended June 30, 2026 and 2025, respectively.

8.  Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$2	$—	$4
Operating lease cost	1,861	1,948	3,675	3,827
Short-term lease cost	1,548	295	2,951	976
Variable lease cost	51	54	103	108
Total lease cost	$3,460	$2,299	$6,729	$4,915

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	June 30, 2026		December 31, 2025
2026	$3,209	*	$6,630
2027	5,008		4,302
2028	2,724		2,068
2029	1,899		1,418
2030	1,312		837
Thereafter	4,621		310
Total minimum lease payments	$18,773		$15,565
Less imputed interest	(2,657)		(1,023)
Total operating lease liabilities	$16,116		$14,542
*Period ended June 30, 2026 represents the remaining six months of 2026.
Future Lease Commencements

As of June 30, 2026, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $5.5 million. These operating leases will commence in fiscal year 2026 with lease terms of 2 to 8 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	June 30, 2026	December 31, 2025
Other non-current assets	$15,613	$14,234

Accrued liabilities	5,802	6,146
Other long-term liabilities	10,314	8,396
Total operating lease liabilities	$16,116	$14,542

Weighted Average Remaining Lease Term	5.87 years	3.11 years
Weighted Average Discount Rate	4.90%	4.61%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,384	$3,454

9. Debt

The components of long-term debt are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Bank revolving credit facility	$62,500	$—
Term debt	200,242	205,748
Finance lease obligations	—	—
Total debt	262,742	205,748
Less current maturities	5,063	15,000
Total long-term debt	$257,679	$190,748

On May 27, 2026, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2026 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $602.5 million. Under the 2026 Credit Agreement, the Company has borrowed $202.5 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2031. The Term Facility requires the Company to make equal quarterly principal payments of $1.27 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five-year term. Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2026 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.25% for Term SOFR borrowings and from 0.25% to 1.25% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.125% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2026 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2026 Credit Agreement, including the Term Facility and the Revolver Facility, is May 27, 2031. As of June 30, 2026, $263.7 million was outstanding under the 2026 Credit Agreement, $201.2 million on the Term Facility and $62.5 million on the Revolver Facility. As of June 30, 2026, $3.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $334.3 million in available borrowings.

10.  Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Dividends declared	$0.34	$0.30	$0.68	$0.60
Dividends paid	$0.34	$0.30	$0.68	$0.60

On July 1, 2026, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.34 per share, which was paid on July 29, 2026, to shareholders of record at the close of business on July 16, 2026. The Company also has a share repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $50 million of its outstanding common stock. During 2026, the Company purchased 61,932 shares.

11.  Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share.  Net income for basic and diluted calculations do not differ.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share)	2026	2025	2026	2025
Net Income	$30,940	$31,106	$60,124	$62,906
Average Common Shares:
Basic (weighted-average outstanding shares)	12,068	12,020	12,060	12,005
Dilutive potential common shares from stock options	54	63	52	61
Diluted (weighted-average outstanding shares)	12,122	12,083	12,112	12,066

Basic earnings per share	$2.57	$2.59	$4.99	$5.24
Diluted earnings per share	$2.55	$2.57	$4.96	$5.21

12.  Revenue and Segment Information

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by product type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Product Type
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Sales
Wholegoods	$358,514	$339,095	$690,192	$652,235
Parts	70,577	63,044	140,049	124,420
Other	21,642	16,934	37,641	33,368
Consolidated	$450,733	$419,073	$867,882	$810,023

Other includes rental sales, extended warranty sales and service sales as they are considered immaterial.

Revenue by Geographical Location
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Sales
United States	$334,070	$307,347	$631,784	$582,820
Canada	34,176	32,823	65,474	71,922
France	20,805	22,214	46,865	43,962
United Kingdom	25,403	21,226	48,449	42,701
Brazil	6,545	10,512	14,560	19,892
Netherlands	6,604	5,278	13,112	10,962
Australia	2,861	3,276	7,390	8,951
Germany	2,463	2,070	5,391	3,502
Other	17,806	14,327	34,857	25,311
Consolidated	$450,733	$419,073	$867,882	$810,023

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

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. The CODM does not utilize asset metrics to evaluate the segment performance. The GAAP measures used are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at June 30, 2026:

	Three Months Ended June 30, 2026
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$179,092	$271,641	$450,733
Less:
Cost of Sales	(139,461)	(200,416)	(339,877)
Operating Expenses	(30,726)	(34,365)	(65,091)
Income from Operations	8,905	36,860	45,765
Interest Income			1,239
Other Income (Expense)			(619)
Interest Expense			(4,792)
Income Before Taxes			41,593
Taxes			10,653
Net Income			$30,940

	Three Months Ended June 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$178,358	$240,715	$419,073
Less:
Cost of Sales	(134,193)	(176,588)	(310,781)
Operating Expenses	(31,414)	(29,800)	(61,214)
Income from Operations	12,751	34,327	47,078
Interest Income			1,195
Other Income (Expense)			(3,183)
Interest Expense			(3,684)
Income Before Taxes			41,406
Taxes			10,300
Net Income			$31,106

	Six Months Ended June 30, 2026
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$354,512	$513,370	$867,882
Less:
Cost of Sales	(273,951)	(378,270)	(652,221)
Operating Expenses	(61,143)	(66,594)	(127,737)
Income from Operations	19,418	68,506	87,924
Interest Income			2,720
Other Income (Expense)			(587)
Interest Expense			(9,416)
Income Before Taxes			80,641
Taxes			20,517
Net Income			$60,124

	Six Months Ended June 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net Sales	$342,248	$467,775	$810,023
Less:
Cost of Sales	(255,706)	(343,184)	(598,890)
Operating Expenses	(60,479)	(59,114)	(119,593)
Income from Operations	26,063	65,477	91,540
Interest Income			2,433
Other Income (Expense)			(3,846)
Interest Expense			(6,878)
Income Before Taxes			83,249
Taxes			20,343
Net Income			$62,906

(in thousands)	June 30, 2026	December 31, 2025
Goodwill
Vegetation Management	$129,421	$129,773
Industrial Equipment	141,897	84,838
Consolidated	$271,318	$214,611

Total Identifiable Assets
Vegetation Management	$860,341	$920,814
Industrial Equipment	863,261	685,802
Consolidated	$1,723,602	$1,606,616

13.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(50,241)	$(894)	$(296)	$(51,431)	$(70,011)	$(1,190)	$(836)	$(72,037)
Other comprehensive income (loss) before reclassifications	(4,371)	—	—	(4,371)	28,062	—	(910)	27,152
Amounts reclassified from accumulated other comprehensive (income) loss	—	162	140	302	—	201	263	464
Other comprehensive income (loss)	(4,371)	162	140	(4,069)	28,062	201	(647)	27,616
Balance as of end of period	$(54,612)	$(732)	$(156)	$(55,500)	$(41,949)	$(989)	$(1,483)	$(44,421)

	Six Months Ended June 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(46,436)	$(1,183)	$(1,479)	$(49,098)	$(80,832)	$(1,390)	$627	$(81,595)
Other comprehensive income (loss) before reclassifications	(8,176)	—	1,035	(7,141)	38,883	—	(2,643)	36,240
Amounts reclassified from accumulated other comprehensive (income) loss	—	451	288	739	—	401	533	934
Other comprehensive income (loss)	(8,176)	451	1,323	(6,402)	38,883	401	(2,110)	37,174
Balance as of end of period	$(54,612)	$(732)	$(156)	$(55,500)	$(41,949)	$(989)	$(1,483)	$(44,421)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vegetation Management	39.7%	42.6%	40.8%	42.3%
Industrial Equipment	60.3%	57.4%	59.2%	57.7%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	24.6%	25.8%	24.8%	26.1%
Income from operations	10.2%	11.2%	10.1%	11.3%
Income before income taxes	9.2%	9.9%	9.3%	10.3%
Net income	6.9%	7.4%	6.9%	7.8%

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

Net sales for the second quarter of 2026 were $450.7 million, an increase of 7.6% compared to $419.1 million in the second quarter of 2025. Revenue growth was driven primarily by the addition of Ring-O-Matic and Petersen Industries within the Industrial Equipment Division. Organic revenue growth in the second quarter of 2026 was approximately 1% compared to second quarter of 2025. The Company's backlog at June 30, 2026 was $549.3 million, a 20% decrease from $687.2 million in the prior-year period. The decrease primarily reflects improved lead times and the continued normalization of order patterns following the elevated demand environment experienced over the past several years within the Industrial Equipment Division. While backlog levels declined year over year, customer demand remained generally stable across most of our core markets during the quarter.

Consolidated income from operations in the second quarter of 2026 was $45.8 million, down 3% from $47.1 million in the same period 2025. Results were impacted by approximately $4.3 million of restructuring, acquisition-related and integration expenses incurred during the quarter. Of the $4.3 million, $3.5 million was recorded in SG&A. These costs were primarily associated with recent acquisitions and operational initiatives intended to support future growth and efficiency improvements. Excluding these costs operating performance benefited from contributions from recent acquisitions and operational improvement initiatives.

Net Sales in the Industrial Equipment Division increased by 13% (excluding acquisitions, growth was 3%) in the second quarter of 2026 compared to the same period in 2025. The Division’s backlog declined by 28% as lead times improved and demand normalized following elevated order levels in prior periods. New orders decreased approximately 2% year over year (excluding acquisitions, new orders declined 12%). Income from operations rose 7% versus the prior-year period, reflecting contributions from recent acquisitions and continued improvements in operating efficiency.

Net Sales in the Vegetation Management Division were flat in the second quarter of 2026 compared to the same period in 2025 as growth in agricultural and tree care markets was offset by weakness in municipal markets. The Division's backlog increased 4% and new orders were flat year over year in the second quarter of 2026. Income from operations decreased 30% versus the prior year period primarily due to the impact from lower sales in the municipal mowing businesses.

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

Results of Operations

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Net sales for the second quarter of 2026 were $450.7 million, an increase of $31.6 million or 8% compared to $419.1 million for the second quarter of 2025. Net sales during the second quarter of 2026 increased due to contributions from recent acquisitions in the Industrial Equipment Division and modest improvement in agricultural markets within the Vegetation Management Division. Our price/volume analysis indicates 0.4% of the 8% growth was due to currency movement.

Net sales in the Industrial Equipment Division were $271.6 million in the second quarter of 2026 compared to $240.7 million for the same period in 2025, an increase of $30.9 million or 13%. The increase was due to the addition of the Ring-O-Matic and Petersen Industries acquisitions. Organic net sales in the second quarter of 2026 increased 3% compared to the second quarter in 2025. Currency movement impacted sales favorably by 0.1%.

Net sales in the Vegetation Management Division increased by $0.7 million or 0% to $179.1 million for the second quarter of 2026 compared to $178.4 million during the same period in 2025. The increase was due to modest improvements in tree care and agricultural markets which offset lower municipal mowing activity. Currency movement was 0.8% in the second quarter of 2026.

Gross profit for the second quarter of 2026 was $110.9 million (25% of net sales) compared to $108.3 million (26% of net sales) during the same period in 2025, an increase of $2.6 million. Higher net sales in the Industrial Equipment Division supported the increase in gross profit. However, overall gross margin declined by 125 basis points due to lower municipal mowing volumes and temporary production inefficiencies associated with facility consolidation activities.

Selling, general and administrative expenses (“SG&A”) were $60.1 million (13% of net sales) during the second quarter of 2026 compared to $57.1 million (14% of net sales) during the same period of 2025, an increase of $3.0 million attributable primarily to recent acquisitions and restructuring-related costs. Amortization expense in the second quarter of 2026 was $5.0 million compared to $4.1 million in the same period in 2025, an increase due to addition of the Ring-O-Matic and Petersen Industries acquisitions.

Interest expense was $4.8 million for the second quarter of 2026 compared to $3.7 million during the same period in 2025 due to increased debt related to the Petersen Industries acquisition.

Other net income (expense) was $0.62 million of expense in the second quarter of 2026 compared to $3.2 million of expense during the same period in 2025, primarily due to lower foreign currency transaction losses.

Provision for income taxes was $10.7 million (26% of income before income tax) in the second quarter of 2026 compared to $10.3 million (25% of income before income tax) during the same period in 2025. The slight increase in the tax rate in the second quarter of 2026 was due to a lower expected R&D credit for 2026.

The Company’s net income after tax was $30.9 million or $2.55 per share on a diluted basis for the second quarter of 2026 compared to $31.1 million or $2.57 per share on a diluted basis for the second quarter of 2025, reflecting the factors discussed above, including restructuring, acquisition and integration expenses, lower municipal mowing volumes, and higher interest expense.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Net sales for the first six months of 2026 were $867.9 million, an increase of $57.9 million or 7% compared to $810.0 million for the first six months of 2025. The increase in net sales during the first six months of 2026 was driven primarily by the acquisitions of Ring-O-Matic and Petersen Industries in the Industrial Equipment Division, along with improvement in agricultural and tree care markets within the Vegetation Management Division.

Net sales in the Industrial Equipment Division were $513.4 million during the first six months of 2026 compared to $467.8 million for the same period in 2025, an increase of $45.6 million or 10%. The increase in net sales for the first six months of 2026 compared to the first six months of 2025 was mainly due the acquisition of Ring-O-Matic and Petersen Industries.

Net sales in the Vegetation Management Division increased during the first six months by $12.3 million or 4% to $354.5 million for 2026 compared to $342.2 million during the same period in 2025. The increase was due to improvements in the agricultural and tree care businesses, partially offset by weakness in the municipal mowing markets.

Gross profit for the first six months of 2026 was $215.7 million (25% of net sales) compared to $211.1 million (26% of net sales) during the same period in 2025, an increase of $4.6 million. The increase in gross profit was mainly attributable to higher sales coming from the acquisitions in the Industrial Equipment Division. However, gross margin declined 122 basis points due to weakness in municipal mowing markets and temporary production inefficiencies associated with facility consolidation activities.

SG&A expenses were $117.8 million (14% of net sales) during the first six months of 2026 compared to $111.5 million (14% of net sales) during the same period of 2025, an increase of $6.3 million attributable primarily to recent acquisitions, including Ring-O-Matic and Petersen Industries, as well as restructuring-related costs. Amortization expense in the first six months of 2026 was $9.9 million compared to $8.1 million in the same period in 2025, an increase due to acquisitions.ease of $0.0 million.

Interest expense was $9.4 million for the first six months of 2026 compared to $6.9 million during the same period in 2025, an increase of $2.5 million following acquisition of Petersen Industries in January 2026.

Other income (expense), net was $0.6 million of expense during the first six months of 2026 compared to $3.8 million of expense in the first six months of 2025, primarily due to lower foreign currency transaction losses.

Provision for income taxes was $20.5 million (25% of income before income taxes) during the first six months of 2026 compared to $20.3 million (24% of income before income taxes) during the same period in 2025. The increase in the effective tax rate was primarily due to a lower expected R&D credit in 2026.

The Company's net income after tax was $60.1 million or $4.96 per share on a diluted basis for the first six months of 2026 compared to $62.9 million or $5.21 per share on a diluted basis for the first six months of 2025. The decrease of $2.8 million reflected restructuring, acquisition and integration expenses, lower municipal mowing volumes and higher interest expense associated with the financing of the Petersen Industries acquisition.

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

As of June 30, 2026, the Company had working capital of $766.6 million, a decrease of $13.1 million from working capital of $779.7 million at December 31, 2025. The decrease was primarily due to the use of cash and cash equivalents to partially fund the Petersen Industries acquisition, partly offset by increases in accounts receivable and inventory.

Capital expenditures were $10.3 million for the first six months of 2026, compared to $13.0 million during the first six months of 2025. The Company expects a capital expenditure level of approximately $28.0 million to $33.0 million for the full year of 2026. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $171.6 million during the first six months of 2026 compared to $29.7 million during the first six months of 2025.
Net cash provided by financing activities was $37.3 million during the first six months of 2026, compared to net cash used in financing activities of $15.1 million during the six month period ended June 30, 2025. Higher net cash provided by financing activities for the first six months of 2026 relates to additional borrowings on bank revolving credit facilities to partially fund the Petersen Industries acquisition.

The Company had $133.8 million in cash and cash equivalents held by its foreign subsidiaries as of June 30, 2026. The majority of these funds are at our European and Canadian facilities. The Company will repatriate European and Canadian cash and cash equivalents as needed to fund operating and investing activities, and will monitor exchange rates to determine the appropriate timing of such repatriation given the current relative value of the U.S. dollar. Repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On May 27, 2026, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2026 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $602.5 million. Under the 2026 Credit Agreement, the Company has borrowed $202.5 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2031. The Term Facility requires the Company to make equal quarterly principal payments of $1.27 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five-year term. Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2026 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.25% for Term SOFR borrowings and from 0.25% to 1.25% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.125% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2026 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2026 Credit Agreement, including the Term Facility and the Revolver Facility, is May 27, 2031. As of June 30, 2026, $263.7 million was outstanding under the 2026 Credit Agreement, $201.2 million on the Term Facility and $62.5 million on the Revolver Facility. On June 30, 2026, $3.2 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $334.3 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of June 30, 2026.

Management believes the 2026 Credit Agreement along with the Company’s ability to internally generate funds from operations should be sufficient to allow the Company to meet its cash requirements for the foreseeable future. However, future challenges affecting the banking industry and credit markets in general could potentially cause changes to credit availability, which creates a level of uncertainty.

As of June 30, 2026, we believe our financial position remains robust, supported by a strong balance sheet and healthy cash flow from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024 if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $4.4 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $6.2 million for the six month period ended June 30, 2026.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the second quarter 2026 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.3 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1-30, 2026	—	—	—	$50,000,000
May 1-31, 2026	26,589	$151.47	26,589	$45,967,028
June 1-30, 2026	35,343	$150.61	35,343	$40,641,621
(a) On October 31, 2024, the Board authorized a stock repurchase program of up to $50.0 million of the Company's common stock. The program has a term of five (5) years, terminating on October 30, 2029.

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

Item 6. Exhibits

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—	Separation agreement	Filed as Exhibit 10.1 to Form 8-K, May 19, 2026
10.2	—	Fourth amended and restated credit agreement	Filed as Exhibit 10.1 to Form 8-K, May 28, 2026
31.1	—	Certification by Robert P. Hureau under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Robert P. Hureau under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2026	Alamo Group Inc.
(Registrant)

/s/ Robert P. Hureau
Robert P. Hureau
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)