Form 10-Q
period 2026-09-30
ALAMO GROUP INC
filed 2026-11-04
CIK 897077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

830-379-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ALG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 3, 2026, 12,164,936 shares of common stock, $0.10 par value, of the registrant were outstanding.

Alamo Group Inc.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Interim Condensed Consolidated Statements of Income	3
	Three and Nine Months Ended September 30, 2026 and September 30, 2025

	Interim Condensed Consolidated Statements of Comprehensive Income	4
	Three and Nine Months Ended September 30, 2026 and September 30, 2025

	Interim Condensed Consolidated Balance Sheets	5
	September 30, 2026 and December 31, 2025

	Interim Condensed Consolidated Statements of Stockholders' Equity	6
	Three and Nine Months Ended September 30, 2026 and September 30, 2025

	Interim Condensed Consolidated Statements of Cash Flows	8
	Nine Months Ended September 30, 2026 and September 30, 2025

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibit Index

	SIGNATURES	30

Alamo Group Inc.
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales:
Vegetation Management	$170,380	$173,059	$524,892	$515,307
Industrial Equipment	232,757	246,983	746,127	714,758
Total net sales	403,137	420,042	1,271,019	1,230,065
Cost of sales	327,015	318,359	979,236	917,249
Gross profit	76,122	101,683	291,783	312,816

Selling, general and administrative expenses	67,610	59,931	185,453	171,397
Amortization expense	5,073	4,210	14,967	12,337
Income from operations	3,439	37,542	91,363	129,082

Interest expense	(3,854)	(3,897)	(13,270)	(10,775)
Interest income	1,421	1,522	4,141	3,955
Other income (expense), net	3,644	(210)	3,057	(4,056)
Income before income taxes	4,650	34,957	85,291	118,206
Provision for income taxes	2,624	9,574	23,141	29,917
Net income	$2,026	$25,383	$62,150	$88,289

Net income per common share:
Basic	$0.17	$2.11	$5.16	$7.35
Diluted	$0.17	$2.10	$5.14	$7.31
Weighted-average common shares:
Basic	12,024	12,029	12,048	12,013
Diluted	12,072	12,094	12,099	12,075

Dividends declared	$0.34	$0.30	$1.02	$0.90

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamo Group Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$2,026	$25,383	$62,150	$88,289
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit and (expense) of $40 and $(526), and $737 and $(2,363), respectively	(1,443)	(7,328)	(9,619)	31,555
Recognition of deferred pension and other post-retirement benefits, net tax expense of $(40) and $(59), and $(142) and $(176), respectively	170	200	621	601
Unrealized income (loss) on derivative instruments, net of tax (expense) and benefit of $(113) and $6, and $(555) and $624, respectively	445	(21)	1,768	(2,131)
Other comprehensive (loss) income, net of tax	(828)	(7,149)	(7,230)	30,025
Comprehensive income	$1,198	$18,234	$54,920	$118,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamo Group Inc.
Interim Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$230,650	$309,659
Accounts receivable, net	314,015	276,866
Inventories, net	420,051	383,252
Prepaid expenses and other current assets	13,106	11,629
Income tax receivable	9,427	16,687
Total current assets	987,249	998,093

Rental equipment, net	54,516	61,102

Property, plant and equipment	385,127	392,029
Less: Accumulated depreciation	(229,036)	(226,052)
Total property, plant and equipment, net	156,091	165,977

Goodwill	270,922	214,611
Intangible assets, net	202,531	144,932
Deferred income taxes	1,264	1,264
Other non-current assets	27,292	20,637

Total assets	$1,699,865	$1,606,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,851	$125,130
Income taxes payable	4,244	2,332
Accrued liabilities	83,446	75,905
Current maturities of long-term debt	5,062	15,000
Total current liabilities	235,603	218,367

Long-term debt, net of current maturities	227,252	190,748
Long-term tax liability	218	470
Other long-term liabilities	27,105	24,113
Deferred income taxes	23,341	24,215
Total liabilities	513,519	457,913

Stockholders’ equity:
Common stock, $0.10 par value, 20,000,000 shares authorized; 12,111,787 and 12,073,713 outstanding at September 30, 2026 and December 31, 2025, respectively	1,211	1,207
Additional paid-in-capital	159,795	155,427
Treasury stock, at cost; 144,532 and 82,600 shares at September 30, 2026 and December 31, 2025, respectively	(13,926)	(4,566)
Retained earnings	1,095,594	1,045,733
Accumulated other comprehensive loss	(56,328)	(49,098)
Total stockholders’ equity	1,186,346	1,148,703

Total liabilities and stockholders’ equity	$1,699,865	$1,606,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamo Group Inc.
Interim Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

For nine months ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2025	11,991	$1,207	$155,427	$(4,566)	$1,045,733	$(49,098)	$1,148,703
Other comprehensive income (loss)	—	—	—	—	29,184	(2,333)	26,851
Stock-based compensation expense	—	—	1,847	—	—	—	1,847
Stock-based compensation transactions	28	3	(387)	—	—	—	(384)
Dividends paid ($0.34 per share)	—	—	—	—	(4,093)	—	(4,093)
Balance at March 31, 2026	12,019	$1,210	$156,887	$(4,566)	$1,070,824	$(51,431)	$1,172,924
Other comprehensive income (loss)	—	—	—	—	30,940	(4,069)	26,871
Stock-based compensation expense	—	—	1,766	—	—	—	1,766
Common stock repurchases	(62)	—	—	(9,360)	—	—	(9,360)
Stock-based compensation transactions	7	1	16	—	—	—	17
Dividends paid ($0.34 per share)	—	—	—	—	(4,108)	—	(4,108)
Balance at June 30, 2026	11,964	$1,211	$158,669	$(13,926)	$1,097,656	$(55,500)	$1,188,110
Other comprehensive income (loss)	—	—	—	—	2,026	(828)	1,198
Stock-based compensation expense	—	—	1,256	—	—	—	1,256
Stock-based compensation transactions	3	—	(130)	—	—	—	(130)
Dividends paid ($0.34 per share)	—	—	—	—	(4,088)	—	(4,088)
Balance at September 30, 2026	11,967	$1,211	$159,795	$(13,926)	$1,095,594	$(56,328)	$1,186,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For nine months ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	11,935	$1,202	$146,866	$(4,566)	$956,347	$(81,595)	$1,018,254
Other comprehensive income	—	—	—	—	31,800	9,558	41,358
Stock-based compensation expense	—	—	2,303	—	—	—	2,303
Stock-based compensation transactions	29	3	(1,262)	—	—	—	(1,259)
Dividends paid ($0.30 per share)	—	—	—	—	(3,595)	—	(3,595)
Balance at March 31, 2025	11,964	$1,205	$147,907	$(4,566)	$984,552	$(72,037)	$1,057,061
Other comprehensive income	—	—	—	—	31,106	27,616	58,722
Stock-based compensation expense	—	—	2,367	—	—	—	2,367
Stock-based compensation transactions	16	1	846	—	—	—	847
Dividends paid ($0.30 per share)	—	—	—	—	(3,601)	—	(3,601)
Balance at June 30, 2025	11,980	$1,206	$151,120	$(4,566)	$1,012,057	$(44,421)	$1,115,396
Other comprehensive income (loss)	—	—	—	—	25,383	(7,149)	18,234
Stock-based compensation expense	—	—	3,693	—	—	—	3,693
Stock-based compensation transactions	10	1	(1,109)	—	—	—	(1,108)
Dividends paid ($0.30 per share)	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2025	11,990	$1,207	$153,704	$(4,566)	$1,033,831	$(51,570)	$1,132,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamo Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating Activities
Net income	$62,150	$88,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	352	(46)
Depreciation - Property, plant and equipment	19,543	20,144
Depreciation - Rental equipment	8,735	8,719
Amortization of intangibles	14,967	12,337
Amortization of debt issuance costs	493	527
Stock-based compensation expense	4,869	8,363
Deferred income tax expense (benefit)	(683)	8,681
Gain on sale of property, plant and equipment	(6,828)	(489)
Loss on assets held for sale	4,719	—
Loss on sale of business	220	—
Divestiture-related charges	28,023	—
Changes in operating assets and liabilities:
Accounts receivable	(34,499)	(18,815)
Inventories	(36,924)	(24,382)
Rental equipment	(2,259)	(17,235)
Prepaid expenses and other assets	248	6,200
Accounts payable and accrued liabilities	9,826	37,156
Income taxes payable	9,263	(24,860)
Long-term tax payable	(252)	(156)
Other long-term liabilities	1,267	(2,009)
Net cash provided by operating activities	83,230	102,424

Investing Activities
Acquisitions, net of cash acquired	(162,938)	(17,582)
Purchases of property, plant and equipment	(16,060)	(25,400)
Proceeds from sale of property, plant and equipment	13,260	1,064
Proceeds from sale of businesses, net of cash disposed	4,739	—
Net cash used in investing activities	(160,999)	(41,918)

Financing Activities
Borrowings on revolving credit facility	120,000	50,000
Repayments on revolving credit facility	(86,900)	(50,000)
Principal payments on long-term debt and finance leases	(6,281)	(11,257)
Debt issuance costs	(2,099)	—
Dividends paid	(12,289)	(10,805)
Proceeds from exercise of stock options	1,062	1,502
Common stock repurchased	(10,919)	(3,022)
Net cash provided by (used in) financing activities	2,574	(23,582)

Effect of exchange rate changes on cash and cash equivalents	(3,814)	10,608
Net change in cash and cash equivalents	(79,009)	47,532
Cash and cash equivalents at beginning of the year	309,659	197,274
Cash and cash equivalents at end of the period	$230,650	$244,806

Cash paid for:
Interest	$13,425	$10,742
Income taxes	16,922	45,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamo Group Inc.
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)
September 30, 2026

1. Basis of Financial Statement Presentation

General

The accompanying unaudited interim condensed consolidated financial statements of Alamo Group Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all the disclosures required by GAAP for full annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.  The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform the presentation to the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K").

Summary of Significant Accounting Policies

Please refer to Note 1, "Significant Accounting Policies" in our consolidated financial statements from our fiscal 2025 Form 10-K, as filed with the SEC on March 2, 2026, for the discussion on our significant accounting policies.

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

2. Business Combinations
On January 26, 2026, the Company acquired 100% of the outstanding membership interest in Petersen Industries, LLC (“Petersen”) for approximately $163.9 million. The purchase price, which was subject to customary post-closing adjustments, was financed with a combination of cash on hand and availability under the Company's credit facility. The Company engaged valuation specialists to use the income approach to value intangibles. The Company substantially completed its review of the valuation of the purchase price allocation for Petersen during the third quarter of 2026. Petersen is a manufacturer and market leader in providing high-quality and innovative truck-mounted grapple loader equipment to end-customers for the handling of bulky waste collection. The purpose of the acquisition was to expand existing operations to an adjacent market, truck-mounted grapple loader equipment, where the Company sees compelling opportunities.

Purchase Price Allocation

Accounts receivable	$5,713
Inventory	20,309
Prepaid and other assets	4,481
Property, plant and equipment	3,877
Intangible assets	78,300
Liabilities assumed	(7,347)
Net assets acquired	105,333

Goodwill	57,605
Total acquisition price, net of cash	162,938
Plus: Cash	930
Total purchase price	$163,868

On October 31, 2025, the Company acquired certain U.K. assets of GreenMech Ltd. ("GreenMech"), and 100% of the issued and outstanding equity capital of GreenMech subsidiaries in France and Germany. GreenMech is a manufacturer of woodchippers and tree care equipment. The acquisition price was approximately £2.6 million (about $3.6 million U.S. dollars). The Company completed its review of the valuation of the purchase price allocation for GreenMech during the fourth quarter of 2025. The Company has included the operating results of GreenMech in its consolidated financial statements since the date of acquisition; these results are considered immaterial.

On June 30, 2025, the Company acquired 100% of the issued and outstanding equity capital of Ring-O-Matic, LLC. (“Ring-O-Matic”). Ring-O-Matic is a leading manufacturer of trailer-mounted and truck-mounted vacuum excavators and excavation systems. We acquired Ring-O-Matic operations to expand to an adjacent market: trailer-mounted vacuum excavators, where the Company sees compelling opportunities. The acquisition price was approximately $17.5 million. The Company completed its review of the valuation of the purchase price allocation for Ring-O-Matic during the fourth quarter of 2025. The Company has included the operating results of Ring-O-Matic in its consolidated financial statements since the date of acquisition; these results are considered immaterial.

3. Divestitures
During the third quarter of 2026, the Company completed the sales of its Conver and Brooms businesses, initiated a process to sell another business resulting in held-for-sale accounting, as well as initiated wind-down and other exit activities related to certain other businesses, such as our Dixie Chopper® and Boxer® businesses.

In connection with these activities, the Company recognized approximately $33.3 million of net charges, almost entirely within its Vegetation Management segment. These charges included inventory valuation adjustments, impairment of certain intangible and other long-lived assets, losses associated with dispositions, as well as other wind-down-related costs. The net charges, before provision for income taxes, had the following impacts on our Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net Sales	$(7,299)	$—	$(7,299)	$—
Cost of Sales	15,475	—	15,475	—
Selling, general and administrative expense	9,043	—	9,043	—
Other income / (expense), net	(1,480)	—	(1,480)	—

These activities did not represent a strategic shift that had a major effect on the Company’s operations or financial results and, accordingly, did not qualify for discontinued operations presentation.

Separate from the divestitures, the Company has also incurred expenses for certain actions that were not considered divestiture-related but did give rise to similar expenditures, such as severance, professional fees, facilities consolidation costs, and facilities sale proceeds. The Company recognized $(3.1) million and $0.6 million for the three months ended, and $2.9 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included within cost of sales, selling and administrative expense, and other income (expense) in the Company’s Interim Condensed Consolidated Statements of Income.

4. Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories, net consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Finished goods	$415,331	$373,773
Work in process	27,694	24,007
Raw materials	8,497	5,306
Inventories, gross	451,522	403,086
Valuation allowance	(31,471)	(19,834)
Inventories, net	$420,051	$383,252

5. Rental Equipment

Rental equipment is shown net of accumulated depreciation of $26.0 million and $24.5 million at September 30, 2026 and December 31, 2025, respectively. The Company recognized depreciation expense of $2.8 million and $2.9 million for the three months ended September 30, 2026 and 2025, and $8.7 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Fair Value Measurements

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of September 30, 2026 and December 31, 2025. This conclusion was made based on Level 2 inputs. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which require derivative instruments to be reported on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may periodically utilize derivative instruments such as foreign currency or interest rate swaps in the normal course of business to partially offset exposure. The related gains and losses are reported as a component of accumulated other comprehensive loss ("AOCL") in the condensed consolidated balance sheets.

The Company has one interest rate swap agreement outstanding as of September 30, 2026. The notional amount of the Company’s outstanding swap agreement is $140.0 million. The fair value of the Company’s derivative assets is $0.5 million as of September 30, 2026 compared to a derivative liability of $2.1 million as of December 31, 2025. In the condensed consolidated balance sheet, the fair value of the interest rate swaps is included in other long-term assets and other long-term liabilities for the periods ending September 30, 2026 and December 31, 2025, respectively.

Business Combinations and Divestitures

In connection with the divestiture activities described in Note 3, the Company recognized impairment charges related to intangible and other long-lived assets measured at fair value on a nonrecurring basis.

Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Business Combinations" at fair value according to acquisition accounting.

7. Goodwill and Intangible Assets

The following is the summary of changes to the Company's Goodwill for the nine months ended September 30, 2026:

(in thousands)	Vegetation Management	Industrial Equipment	Consolidated
Balance at December 31, 2025	$129,773	$84,838	$214,611
Translation adjustment	(450)	(643)	(1,093)
Goodwill acquired	—	57,605	57,605
Goodwill impairment	(201)	—	(201)
Balance at September 30, 2026	$129,122	$141,800	$270,922

The following is a summary of the Company's definite and indefinite-lived intangible assets net of the accumulated amortization:

(in thousands)	Estimated Useful Lives	September 30, 2026	December 31, 2025
Definite:
Trade names and trademarks	15-25 years	$74,232	$79,224
Customer and dealer relationships	8-15 years	189,044	140,566
Patents and drawings	4-25 years	27,375	29,078
Favorable leasehold interests	7 years	3,937	4,200
Noncompetition agreements	5 years	200	200
Total at cost		294,788	253,268
Less accumulated amortization		(123,457)	(113,836)
Total net		171,331	139,432
Indefinite:
Trade names and trademarks		31,200	5,500
Intangible Assets, net		$202,531	$144,932

The Company recognized amortization expense of $5.1 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $15.0 million and $12.3 million for the nine months ended September 30, 2026 and 2025, respectively.

8. Leases

The Company leases office space and equipment under various operating and finance leases, which generally are expected to be renewed or replaced by other leases. The finance leases currently held are considered immaterial. The components of lease cost were as follows:

Components of Lease Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$2	$—	$6
Operating lease cost	2,173	1,894	5,848	5,721
Short-term lease cost	1,233	497	4,184	1,473
Variable lease cost	50	53	153	161
Total lease cost	$3,456	$2,446	$10,185	$7,361

Maturities of operating lease liabilities were as follows:

Future Minimum Lease Payments
(in thousands)	September 30, 2026	December 31, 2025
2026*	$1,922	$6,630
2027	5,951	4,302
2028	3,596	2,068
2029	2,695	1,418
2030	2,095	837
Thereafter	6,530	310
Total minimum lease payments	$22,789	$15,565
Less imputed interest	(3,467)	(1,023)
Total operating lease liabilities	$19,322	$14,542
*Period ended September 30, 2026 represents the remaining three months of 2026.
Future Lease Commencements

As of September 30, 2026, there are additional operating leases, primarily for buildings, that have not yet commenced in the amount of $1.2 million. These operating leases will commence in fiscal year 2026 with lease terms of 2 to 5 years.

Supplemental balance sheet information related to leases was as follows:

Operating Leases
(in thousands)	September 30, 2026	December 31, 2025
Other non-current assets	$18,616	$14,234

Accrued liabilities	5,885	6,146
Other long-term liabilities	13,437	8,396
Total operating lease liabilities	$19,322	$14,542

Weighted Average Remaining Lease Term	3.79 years	3.11 years
Weighted Average Discount Rate	4.94%	4.61%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,326	$5,196

9. Debt

The components of long-term debt are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Revolving credit facility	$33,100	$—
Term debt	199,214	205,748
Finance lease obligations	—	—
Total debt	232,314	205,748
Less current maturities	5,062	15,000
Total long-term debt	$227,252	$190,748

On May 27, 2026, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2026 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $602.5 million. Under the 2026 Credit Agreement, the Company has borrowed $202.5 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2031. The Term Facility requires the Company to make equal quarterly principal payments of $1.27 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five-year term. Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2026 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.25% for Term SOFR borrowings and from 0.25% to 1.25% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.125% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2026 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2026 Credit Agreement, including the Term Facility and the Revolver Facility, is May 27, 2031. As of September 30, 2026, $233.1 million was outstanding under the 2026 Credit Agreement, $200.0 million on the Term Facility and $33.1 million on the Revolver Facility. As of September 30, 2026, $3.3 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts, resulting in $363.6 million in available borrowings.

10. Common Stock and Dividends

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Dividends declared	$0.34	$0.30	$1.02	$0.90
Dividends paid	0.34	0.30	1.02	0.90

On October 1, 2026, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.34 per share, which was paid on October 28, 2026, to shareholders of record at the close of business on October 15, 2026. The Company also has a share repurchase program under which the Company is authorized to repurchase, in aggregate, up to $50 million of its outstanding common stock. The program has approximately $41 million remaining to repurchase shares. During 2026, the Company purchased 61,932 shares, which are held in treasury.

11. Net income per common share

The following table sets forth the reconciliation from basic to diluted weighted-average common shares and the calculations of net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$2,026	$25,383	$62,150	$88,289
Average common shares:
Basic (weighted-average outstanding shares)	12,024	12,029	12,048	12,013
Dilutive potential common shares from stock options	48	65	51	62
Diluted (weighted-average outstanding shares)	12,072	12,094	12,099	12,075

Basic earnings per share	$0.17	$2.11	$5.16	$7.35
Diluted earnings per share	$0.17	$2.10	$5.14	$7.31

12. Revenue and Segment Information

During the third quarter of 2026, the Company recorded approximately $7.3 million as a reduction of sales within its Vegetation Management segment. This unfavorable impact related to discounts and rebates associated with divestiture activity in the quarter. The results of the Vegetation Management segment for the three months ended September 30, 2026 also included approximately $26.0 million of charges. The aforementioned charges are further described in Note 3.

Revenues from Contracts with Customers

Disaggregation of revenue is presented in the tables below by type and by geographical location. Management has determined that this level of disaggregation would be beneficial to users of the financial statements.

Revenue by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales
Wholegoods	$307,544	$331,615	$997,736	$983,850
Parts	79,715	75,677	219,764	200,097
Other	15,878	12,750	53,519	46,118
Total	$403,137	$420,042	$1,271,019	$1,230,065

Other includes rental sales, extended warranty sales and service sales as they are considered individually immaterial.

Revenue by Geographical Location
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales
United States	$295,743	$298,482	$927,527	$881,302
Canada	30,059	41,055	95,533	112,977
United Kingdom	23,260	22,858	71,709	65,559
France	19,135	20,028	66,000	63,990
Brazil	6,635	8,060	21,195	27,952
Netherlands	5,923	5,096	19,035	16,058
Australia	4,413	4,169	11,803	13,120
Germany	4,220	2,275	9,611	5,777
Other	13,749	18,019	48,606	43,330
Total	$403,137	$420,042	$1,271,019	$1,230,065

Net sales are attributed to countries based on the location of the customer. Other includes sales from more than 50 countries.

Segment Information

The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM is responsible for evaluating the performance of the Company’s operating segments. This evaluation of operating segments supports the allocation of resources, both financial and human, to optimize income from operations as the measure of segment profit and loss.

Our reportable segments are our two divisions: Vegetation Management and Industrial Equipment.

The CODM focuses heavily on operating performance and reviews mainly non-GAAP measures, such as bookings and backlog, absorption, and headcount. The CODM does not utilize asset metrics to evaluate the segment performance. The GAAP measures used are:

•Division Net Sales
•Division Cost of Sales
•Division Operating Expenses
•Division Income from Operations

The following includes a summary of the unaudited financial information by reporting segment at September 30, 2026:

	Three Months Ended September 30, 2026
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net sales	$170,380	$232,757	$403,137
Less:
Cost of sales	(149,493)	(177,522)	(327,015)
Operating expenses	(39,854)	(32,829)	(72,683)
Income from operations	(18,967)	22,406	3,439
Interest income			1,421
Other income (expense)			3,644
Interest expense			(3,854)
Income before taxes			4,650
Taxes			2,624
Net income			$2,026

	Three Months Ended September 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net sales	$173,059	$246,983	$420,042
Less:
Cost of sales	(134,584)	(183,775)	(318,359)
Operating expenses	(30,997)	(33,144)	(64,141)
Income from operations	7,478	30,064	37,542
Interest income			1,522
Other income (expense)			(210)
Interest expense			(3,897)
Income before taxes			34,957
Taxes			9,574
Net income			$25,383

	Nine Months Ended September 30, 2026
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net sales	$524,892	$746,127	$1,271,019
Less:
Cost of sales	(423,444)	(555,792)	(979,236)
Operating expenses	(100,997)	(99,423)	(200,420)
Income from operations	451	90,912	91,363
Interest income			4,141
Other income (expense)			3,057
Interest expense			(13,270)
Income before taxes			85,291
Taxes			23,141
Net income			$62,150

	Nine Months Ended September 30, 2025
	Vegetation	Industrial
(in thousands)	Management	Equipment	Consolidated
Net sales	$515,307	$714,758	$1,230,065
Less:
Cost of sales	(390,290)	(526,959)	(917,249)
Operating expenses	(91,476)	(92,258)	(183,734)
Income from operations	33,541	95,541	129,082
Interest income			3,955
Other income (expense)			(4,056)
Interest expense			(10,775)
Income before taxes			118,206
Taxes			29,917
Net income			$88,289

(in thousands)	September 30, 2026	December 31, 2025
Goodwill
Vegetation Management	$129,122	$129,773
Industrial Equipment	141,800	84,838
Total	$270,922	$214,611

Total Identifiable Assets
Vegetation Management	$847,138	$920,814
Industrial Equipment	852,727	685,802
Total	$1,699,865	$1,606,616

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(54,612)	$(732)	$(156)	$(55,500)	$(41,949)	$(989)	$(1,483)	$(44,421)
Other comprehensive income (loss) before reclassifications	(1,443)	—	334	(1,109)	(7,328)	—	(286)	(7,614)
Amounts reclassified from accumulated other comprehensive (income) loss	—	170	111	281	—	200	265	465
Other comprehensive income (loss)	(1,443)	170	445	(828)	(7,328)	200	(21)	(7,149)
Balance as of end of period	$(56,055)	$(562)	$289	$(56,328)	$(49,277)	$(789)	$(1,504)	$(51,570)

	Nine Months Ended September 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(46,436)	$(1,183)	$(1,479)	$(49,098)	$(80,832)	$(1,390)	$627	$(81,595)
Other comprehensive income (loss) before reclassifications	(9,619)	—	1,369	(8,250)	31,555	—	(2,929)	28,626
Amounts reclassified from accumulated other comprehensive (income) loss	—	621	399	1,020	—	601	798	1,399
Other comprehensive income (loss)	(9,619)	621	1,768	(7,230)	31,555	601	(2,131)	30,025
Balance as of end of period	$(56,055)	$(562)	$289	$(56,328)	$(49,277)	$(789)	$(1,504)	$(51,570)

14.  Subsequent Events

On October 27, 2026, the Company, through Alamo Group Europe Limited, a wholly-owned subsidiary, acquired 100% of the equity interests in Econ Engineering Group Limited (“Econ”), a stand-alone company prior to the acquisition. Econ is a leading United Kingdom manufacturer of roadway maintenance trucks and equipment and also operates an equipment rental fleet. The acquisition expands the Company’s Industrial Equipment portfolio and strengthens its platform in the United Kingdom. The purchase price was £120.0 million, or approximately $158.7 million, subject to certain post-closing adjustments, with all consideration transferred in connection with the acquisition consisting of cash, and was funded through the Company’s revolving credit facility. Following the acquisition, Econ became part of the Company’s Industrial Equipment Division, and its results of operations will be included in the Company’s consolidated financial statements beginning on the acquisition date.

Due to the limited time between the acquisition date and the issuance of these financial statements, the Company has not made certain disclosures required for the business combination, including a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed. As the acquisition occurred subsequent to September 30, 2026, the transaction has not been recognized in the Company’s consolidated financial statements as of and for the period ended September 30, 2026.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated, certain financial data:

As a Percent of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vegetation Management	42.3%	41.2%	41.3%	41.9%
Industrial Equipment	57.7%	58.8%	58.7%	58.1%
Total sales, net	100.0%	100.0%	100.0%	100.0%

Cost Trends and Profit Margin, as Percentages of Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	18.9%	24.2%	23.0%	25.4%
Income from operations	0.9%	8.9%	7.2%	10.5%
Income before income taxes	1.2%	8.3%	6.7%	9.6%
Net income	0.5%	6.0%	4.9%	7.2%

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

Business Overview

Alamo Group is a leader in the manufacture and sale of high-quality, purpose-built industrial and vegetation management equipment. We serve end-markets such as infrastructure building and maintenance, industrial construction, public works, land maintenance, agriculture and tree care. Our products are sold to independent equipment dealers and directly to contractors and municipalities. Product categories include vocational products (vacuum trucks, street sweepers, roadside safety equipment, excavators, and snow removal equipment) and light machinery (tractor mounted mowing equipment, land maintenance and recycling equipment) as well as related after-market parts and services. The Company operates two divisions: the Industrial Equipment Division and the Vegetation Management Division. Founded in 1969, the Company has approximately 3,800 employees and operates 27 manufacturing facilities in the United States, Canada, Europe, Brazil and Australia. The corporate offices of Alamo Group Inc. are located in Seguin, Texas.

Recent Developments

Beginning in 2025, as part of our ongoing efforts to optimize operations in both of our Divisions, we have relocated applicable product families, sold the Gibson City, IL facility, sold the New Berlin, WI facility, repurposed one facility to support other brands, and completed initial setups for portions of the production lines. As we continue our optimization efforts, we expect temporary production inefficiencies, duplicate costs, and shipment-timing effects that may pressure revenue and gross margin, along with potentially one-time expenses related to relocation and facility exit. Following completion, we expect improved capacity utilization, service levels and structural cost reductions.

During the third quarter of 2026, we continued to evaluate our portfolio of businesses and took actions to streamline our operations and focus resources on our core businesses. We completed the sales of our Conver and

Brooms businesses, initiated a process to sell another business, and initiated wind-down activities related to our Dixie Chopper®, Boxer® and other businesses.

In connection with these activities, we recognized approximately $33.3 million of net charges during the third quarter of 2026, almost entirely within our Vegetation Management Division. These charges included inventory valuation adjustments, impairment of certain intangible and other long-lived assets, losses associated with dispositions, as well as other wind-down-related costs. The impact of these activities on our results of operations is discussed further below in Results of Operations.

On October 27, 2026, the Company, through Alamo Group Europe Limited, a wholly-owned subsidiary, acquired 100% of the equity interests in Econ Engineering Group Limited (“Econ”), a leading United Kingdom manufacturer of roadway maintenance trucks and equipment that also operates an equipment rental fleet. The acquisition expands the Company’s Industrial Equipment portfolio and strengthens its platform in the United Kingdom. The purchase price was £120.0 million, or approximately $158.7 million, subject to certain post-closing adjustments, and was funded through the Company’s revolving credit facility. Following the acquisition, Econ became part of the Company’s Industrial Equipment Division. For additional information regarding the acquisition, see Note 14 to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Net sales for the third quarter of 2026 were $403.1 million, a decrease of $16.9 million or 4% compared to $420.0 million for the third quarter of 2025. The decrease is due to lower net sales in our Industrial Equipment Division due to softer end markets and the timing of certain orders throughout the year as well as the impact of divestiture activity in our Vegetation Management Division, partially offset by contributions from our acquisition of Petersen Industries and modest underlying growth in the Vegetation Management Division. Currency fluctuations impacted results unfavorably by 0.2%.

Net sales in the Industrial Equipment Division were $232.8 million in the third quarter of 2026 compared to $247.0 million for the same period in 2025, a decrease of $14.2 million or 6%. The decrease was primarily attributable to lower sales in our snow removal, sweeper and excavator businesses partially offset by contributions from our acquisition of Petersen Industries. Excluding Petersen Industries, net sales decreased approximately 13%.

Net sales in the Vegetation Management Division decreased by $2.7 million or 2% to $170.4 million for the third quarter of 2026 compared to $173.1 million during the same period in 2025. The decrease was primarily due to a $7.3 million unfavorable impact related to discounts and rebates associated with divestiture activity in the quarter. Excluding this impact, net sales increased approximately $4.6 million, or 3%, primarily reflecting higher volumes and favorable pricing as well as improved throughput. Our agricultural and tree care businesses improved comparatively while we experienced continued softness in the municipal mowing market.

Gross profit for the third quarter of 2026 was $76.1 million (19% of net sales) compared to $101.7 million (24% of net sales) during the same period in 2025, a decrease of $25.6 million. Comparatively lower net sales in the Industrial Equipment Division, coupled with divestiture-related charges of $7.3 million against revenue as described above and another $15.5 million against cost of sales (See Note 3) as well as elevated material and freight costs, led to the pronounced decrease in gross profit. Gross margin declined by approximately 530 basis points mainly as a result of the aforementioned charges in the quarter. Despite the divestiture-related charges, margin reflected better operating performance in the Vegetation Management Division, along with favorable pricing, procurement savings and a greater contribution from parts and service. These benefits were partially offset by material and freight inflation and lower volume in the Industrial Equipment Division.

Selling, general and administrative expenses (“SG&A”) were $67.6 million (17% of net sales) during the third quarter of 2026 compared to $59.9 million (14% of net sales) during the same period of 2025, an increase of $7.7 million attributable primarily to costs associated with dispositions of approximately $9.0 million as well as the impact from our recent acquisition of Petersen Industries (See Note 3 and Note 2, respectively). Amortization expense in the third quarter of 2026 was $5.1 million compared to $4.2 million in the same period in 2025, an increase due to the acquisition of Petersen Industries.

Interest expense was $3.9 million for the third quarter of 2026 compared to $3.9 million during the same period in 2025 due to increased weighted-average outstanding debt related to the Petersen Industries acquisition, offset by lower interest rates comparatively, and lower supplier financing related interest expense.

Other net income (expense) was $3.6 million of income in the third quarter of 2026 compared to $0.2 million of expense during the same period in 2025, primarily due to gains incurred from the sale of facilities, partly offset by costs associated with divestitures.

Provision for income taxes was $2.6 million (56% of Income before income taxes) in the third quarter of 2026 compared to $9.6 million (27% of Income before income taxes) during the same period in 2025. The marked increase in the effective tax rate in the third quarter of 2026 was due to the substantially lower pretax income as well as the impact of certain unfavorable, discrete items stemming from certain assets that were deemed held for sale and marked down to fair value as part of the Company's divestiture-related actions in the quarter (see Note 3).

The Company’s net income after tax was $2.0 million for the third quarter of 2026 compared to $25.4 million for the third quarter of 2025, reflecting the factors discussed above, including the notable impact of divestiture-related charges that occurred in the quarter.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Net sales for the first nine months of 2026 were $1,271.0 million, an increase of $40.9 million or 3% compared to $1,230.1 million for the first nine months of 2025. The increase in net sales was driven primarily by the acquisitions of Ring-O-Matic and Petersen Industries in the Industrial Equipment Division, along with improvement in agricultural and tree care markets within the Vegetation Management Division.

Net sales in the Industrial Equipment Division were $746.1 million during the first nine months of 2026 compared to $714.8 million for the same period in 2025, an increase of $31.3 million or 4%. The increase in net sales was mainly due to the acquisitions of Ring-O-Matic and Petersen Industries, partly offset by a decline in our snow and sweepers businesses.

Net sales in the Vegetation Management Division increased during the first nine months by $9.6 million or 2% to $524.9 million for 2026 compared to $515.3 million during the same period in 2025. The increase was due to improvements in the agricultural and tree care businesses, partially offset by weakness in municipal mowing and impacts from disposition-related charges incurred in our third fiscal quarter.

Gross profit for the first nine months of 2026 was $291.8 million (23% of net sales) compared to $312.8 million (25% of net sales) during the same period in 2025, a decrease of $21.0 million. The decrease in gross profit was mainly attributable to disposition related charges of $7.3 million against revenue and another $15.5 million against cost of sales (See Note 3) as described above in our commentary on the three months ended September 30, 2026. Gross margin declined approximately 250 basis points primarily due to these divestiture related charges which impacted our Vegetation Management Division, particularly our agriculture business. Excluding these charges, gross margins were lower in our agriculture and tree care businesses, partially offset by improved margins in our municipal mowing business. Gross margins in our Industrial Equipment Division also decreased modestly compared to the prior-year period. Favorable pricing actions and procurement savings were unable to fully offset inflation impacts on input costs and lower volumes at certain facilities. That said, we continued to see improving margins at the consolidated facilities, although performance has not yet returned to normalized levels.

SG&A expenses were $185.5 million (15% of net sales) during the first nine months of 2026 compared to $171.4 million (14% of net sales) during the same period of 2025, an increase of $14.1 million attributable primarily to recent acquisitions (See Note 2), as well as divestiture-activity and restructuring-related costs. Amortization expense in the first nine months of 2026 was $15.0 million compared to $12.3 million in the same period in 2025, an increase stemming from recent acquisitions.

Interest expense was $13.3 million for the first nine months of 2026 compared to $10.8 million during the same period in 2025, an increase of $2.5 million following the acquisition of Petersen Industries in January 2026 which led to greater average outstanding debt balances comparatively.

Other income (expense), net was $3.1 million of income during the first nine months of 2026 compared to $4.1 million of expense in the first nine months of 2025. Other income (expense), net in 2026 was primarily associated with gains incurred from the sale of facilities and comparatively lower foreign currency transaction losses partly offset by disposition-related costs. Other income (expense), net in 2025 was impacted by unfavorable foreign currency transaction losses.

Provision for income taxes was $23.1 million (27% of Income before income taxes) during the first nine months of 2026 compared to $29.9 million (25% of Income before income taxes) during the same period in 2025. The increase in the effective tax rate was primarily due to the effect of several unfavorable rate items, including the impact from certain assets that were deemed held for sale and marked down to fair value (see Note 3).

The Company's net income after tax was $62.2 million for the first nine months of 2026 compared to $88.3 million for the first nine months of 2025, reflecting the factors discussed above, including the notable impact of disposition related charges that occurred in the third fiscal quarter.

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

As of September 30, 2026, the Company had working capital, defined as current assets less current liabilities, of $751.6 million, a decrease of $28.1 million from working capital of $779.7 million at December 31, 2025. The decrease was primarily due to the use of cash and cash equivalents to partially fund the Petersen Industries acquisition (see Note 2), partly offset by increases in accounts receivable and inventory.

Capital expenditures were $16.1 million for the first nine months of 2026, compared to $25.4 million during the first nine months of 2025. The Company expects a capital expenditure level of approximately $22.0 million to $27.0 million for the full year of 2026. The Company will fund any future expenditures from operating cash flows or through our revolving credit facility, described below.
Net cash used for investing activities was $161.0 million during the first nine months of 2026 compared to $41.9 million during the first nine months of 2025.
Net cash provided by financing activities was $2.6 million during the first nine months of 2026, compared to net cash used in financing activities of $23.6 million during the nine month period ended September 30, 2025. Higher net cash provided by financing activities for the first nine months of 2026 relates to additional borrowings on bank revolving credit facilities to partially fund the Petersen Industries acquisition.

The Company had $154.8 million in cash and cash equivalents held by its foreign subsidiaries as of September 30, 2026. The majority of these funds are at our European and Canadian facilities. The Company will repatriate European and Canadian cash and cash equivalents as needed and will monitor exchange rates to determine the appropriate timing of such repatriation given the prevailing relative value of the U.S. dollar. Generally, repatriated funds will be used to reduce debt levels, and to fund working capital, capital investments, and acquisitions company-wide.

On May 27, 2026, the Company, as Borrower, and each of its domestic subsidiaries as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with Bank of America, N.A., as Administrative Agent. The 2026 Credit Agreement provides Borrower with the ability to request loans and other financial obligations in an aggregate amount of up to $602.5 million. Under the 2026 Credit Agreement, the Company has borrowed $202.5 million pursuant to a Term Facility, while up to $400.0 million is available to the Company pursuant to a Revolver Facility which terminates in 2031. The Term Facility requires the Company to make equal quarterly principal payments of $1.27 million over the term of the loan, with the final payment of any outstanding principal amount, plus interest, due at the end of the five-year term. Borrowings under the 2026 Credit

Agreement bear interest, at the Company’s option, at a Term Secured Overnight Financing Rate (“SOFR”) or a Base Rate (each as defined in the 2026 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 2.25% for Term SOFR borrowings and from 0.25% to 1.25% for Base Rate borrowings with the margin percentage based upon the Company's consolidated leverage ratio. The Company must also pay a commitment fee to the lenders ranging between 0.125% to 0.30% on any unused portion of the $400.0 million Revolver Facility. The 2026 Credit Agreement requires the Company to maintain two financial covenants, namely, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Agreement also contains various covenants relating to limitations on indebtedness, limitations on investments and acquisitions, limitations on the sale of properties and limitations on liens and capital expenditures. The Agreement also contains other customary covenants, representations and events of defaults. The expiration date of the 2026 Credit Agreement, including the Term Facility and the Revolver Facility, is May 27, 2031. As of September 30, 2026, $233.1 million was outstanding under the 2026 Credit Agreement, $200.0 million on the Term Facility and $33.1 million on the Revolver Facility. On September 30, 2026, $3.3 million of the revolver capacity was committed to irrevocable standby letters of credit issued in the ordinary course of business as required by vendors' contracts resulting in $363.6 million in available borrowings. The Company is in compliance with the covenants under the Agreement as of September 30, 2026.

Subsequent to September 30, 2026, the Company used borrowings under its revolving credit facility to fund the acquisition of Econ Engineering Group Limited. See Note 14, “Subsequent Events,” to the Condensed Consolidated Financial Statements for additional information regarding the acquisition. Following the acquisition, management believes that the Company’s remaining liquidity, together with cash flows from operations, remains sufficient to meet its anticipated operating and capital requirements.

We believe our financial position remains robust, supported by a strong balance sheet and healthy cash flows from operations. Our available liquidity, comprised of cash and cash equivalents, along with access to undrawn credit facilities, ensures that we are well equipped to meet our operating needs and explore strategic initiatives that could enhance shareholder value. We continuously evaluate our capital allocation strategy, including potentially repurchasing shares under the share repurchase program adopted by the Company and approved by the Board of Directors as announced on October 31, 2024, if it aligns with our strategic priorities and is deemed to be in the best interest of our shareholders. We believe that repurchasing our shares would be a prudent use of capital, provided appropriate market conditions exist.

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

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities, except as otherwise disclosed. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 2, 2026 for further details.

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

Exposure to Exchange Rates

The Company translates the assets and liabilities of foreign-owned subsidiaries at rates in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income within the statement of stockholders’ equity. The total foreign currency translation adjustment for the current quarter decreased stockholders’ equity by $1.4 million.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in Europe and Canada, as a result of the sales of its products in international markets.  Forward currency contracts are used to hedge against the earnings effects of such fluctuations.  The result of a uniform 10% strengthening or 10% decrease in the value of the dollar relative to the currencies in which the Company’s sales are denominated would result in a change in gross profit of $8.5 million for the nine month period ended September 30, 2026.  A stronger U.S. dollar would unfavorably impact gross profit while a weaker U.S. dollar would provide a favorable impact to gross profit. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, which include a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.  The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

The Company’s long-term debt bears interest at variable rates.  Accordingly, the Company’s net income is affected by changes in interest rates.  Assuming the current level of borrowings at variable rates and a two percentage point change for the third quarter 2026 average interest rate under these borrowings, the Company’s interest expense would have changed by approximately $1.2 million.  To protect the Company's long-term debt from fluctuations in interest rates, the Company may enter into interest rate swaps to mitigate exposure.  However, this analysis assumes no such actions.  Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s design and operation of these disclosure controls and procedures were effective at the end of the period covered by this report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company's repurchase activity for its common stock during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-31, 2026	—	—	—	$40,641,621
August 1-31, 2026	—	—	—	$40,641,621
September 1-30, 2026	—	—	—	$40,641,621
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

Item 6. Exhibit Index

(a)   Exhibits

Exhibits		Exhibit Title	Incorporated by Reference From the Following Documents
10.1	—
Share Purchase Agreement, dated as of October 27, 2026, by and among Alamo Group Europe Limited, Jonathan Richard Lupton, Karen Lupton, Rachel Lupton and Thomas Lupton as Trustees of the Discretionary Will Fund of the Andrew Lupton Will Trust
Filed as Exhibit 10.1 to Form 8-K, October 27, 2026
31.1	—	Certification by Robert P. Hureau under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	—	Certification by Agnieszka K. Kamps under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.3	—	Certification by Greg Lucas under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	—	Certification by Robert P. Hureau under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	—	Certification by Agnieszka K. Kamps under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.3	—	Certification by Greg Lucas under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	—	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

Alamo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2026	Alamo Group Inc.
(Registrant)

/s/ Robert P. Hureau
Robert P. Hureau
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Agnieszka K. Kamps
Agnieszka K. Kamps
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Greg Lucas
Greg Lucas
Vice President & Chief Accounting Officer
(Principal Accounting Officer)